Form 10KSB
period 2006-12-31
FORMAT INC
filed 2007-03-16
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                 to

Commission File Number: 000-52213

Format, Inc.
(Exact name of registrant as specified in its charter)
Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
27126 Paseo Espada, Suite 705, San Juan Capistrano, California	92675
(Address of principal executive offices)	(Zip Code)
949-481-9203
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001 (Title of Class)	Preferred Stock, Par Value $.001 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $80,659.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 13, 2007, approximately $800,712.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                [  ] Yes        [ x ] No

PART I

Item 1. Description of Business.

Our Background. We were incorporated in Nevada on March 21, 2001. We are qualified to do business in California as Format Document Services, Inc. Our shares of common stock are currently eligible for quotation on the Pink Sheets under the symbol “FRMT”. Our shares became eligible for quotation on the Pink Sheets on October 29, 2004, and no shares have traded since that date. On November 14, 2006, we filed a Registration Statement on Form 10-SB on a voluntary basis so that we would become a reporting issuer pursuant to the Securities and Exchange Act of 1934, which is a requirement for our common stock to become eligible for quotation on the OTC Bulletin Board. Our Registration Statement on Form 10-SB became effective on January 13, 2007, and we hope to become eligible for quotation on the OTC Bulletin Board.

During the last three years, our business operations have been negatively impacted by our inability to collect on certain accounts receivable balances, our inability to offer HTML EDGARization filing services and our lack of a significant number of customers. We have focused our business development on the following:

•	In 2004, we began enactment of credit tightening measures which caused us to refuse work from certain clients due to their inability to pay us in a timely manner.
•
In 2005, we implemented HTML (Hypertext Markup Language) and unofficial PDF (Portable Document Format) EDGARization filing services in order to update our service offerings and improve our ability to compete with other providers of EDGARization services.

•	In 2006, we have been actively marketing and promoting our services to increase the number of clients that we service.

We have reported net losses of $106,569 for the year ended December 31, 2006, and net losses of $49,585 and $26,536 for the fiscal years ended December 31, 2005 and 2004, respectively.  We anticipate that we will continue to incur losses for the foreseeable future.

We have not been a party to any bankruptcy, receivership or similar proceeding. We have not undertaken any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Our Business. We provide EDGARizing services to various commercial and corporate entities. Our primary service is the EDGARization of corporate documents that require filing on EDGAR, the Electronic Data Gathering, Analysis, and Retrieval system maintained by the Securities and Exchange Commission. EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the Securities and Exchange Commission. These documents include registration statements, prospectuses, annual reports, quarterly reports, periodic reports, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. We receive our clients’ information in a variety of media, and reformat it for distribution, either in print, digital or Internet form. We also provide limited commercial printing services, which consist of annual reports, sales and marketing literature, newsletters, and custom-printed products.

Our EDGARization Services. We are a full-service EDGARizing firm that files EDGAR reports on behalf of public companies. The scope of work undertaken by a full-service EDGARizing includes the following:

•	filing for EDGAR access codes;
•	conversion of document to EDGAR acceptable format;

•	client approval of EDGARized document; and
•	electronic filing of the document.

We offer HTML (Hypertext Markup Language) and unofficial PDF (Portable Document Format) filing service for those clients who prefer their documents to appear similar to their original format. We use the most current EDGARization software, which allows for filings to be transmitted via the Internet for no fee instead of the older, slower, dial-up method. Documents still require much work to conform to the requirements of the EDGAR system. We receive the documents to be EDGARized via email in PDF, Microsoft Word or Excel format. In order to convert that document to an HTML document, our edgarizer will do the following to prepare a document for filing with the SEC:

1) Identify the document type to be filed and print the document and open the Edgarizer HTML Software on the desktop.

2) Open the Contact Manager section of the software and Input the new client information. This includes client name, CCC, CIK, password, pass phrase, I.R.S. # and other pertinent information.

3) Create a new submission information file for the particular filing and input the correct and required information for the particular filing. For example, a current report on Form-8K will have correlating item numbers which must be input in advance of EDGARization, as well as a "date of event" field. Exhibits are then added to the newly create submission information file. The file is then saved.

4) From this point, the document attachment is opened in its original format and proofed for formatting errors before conversion. For example, in a word document for example we would do the following:

•	accept track changes;
•	turn off track changes;
•	convert auto numbers;
•	ensure consistent formatting of the document, such as spacing, underlines, bold, italics, paragraph justification, font size, and font type; and
•	copy and paste into the newly created submission information file, the main body of the document.

Additional steps may be required depending on the quality and type of original documents provided. PDF documents would require the extra conversion to Word using Omnipro before it can be cut and paste into the submission information file.

5) The edgarized document is proofed for errors and necessary formatting corrections are made within the Edgarizer HTML Software.

6) Financial tables are then converted and adjusted using the" Convert to financial table tool", within the Edgarizer HTML Software. Once completed, financial tables require time to correct column width, row height, indents, spacing, underlines, and centering. Financial tables can be significantly more complex than text to convert.

7) Exhibits are opened, proofed in the same manner as above, and pasted into their allotted space within the submission information file. Exhibits are proofed again for accuracy and corrected as necessary. An exhibit number and style header is added to the top of each exhibit.

8) Page breaks are added throughout the entire document and page numbers are inserted.

9) Adjustments are also made to the page numbers of the table of contents, as needed and where applicable.

10) Finally, the appropriate signature lines are added from within the Edgarizer HTML software toolbar. The appropriate information is then cut and pasted in. Dates are added and signatures conformed as required.

Our Commercial Printing Services. We also provide commercial printing services, which consists of printing annual reports, sales and marketing literature, newsletters, and custom-printed products. We provide these services through third party contractors.  We do not expect our printing services to become a material part of our business for the foreseeable future.

Our EDGARization Software. We currently license Edgarizer HTML, our EDGARization software, from Edgarfilings, Ltd. Edgarizer HTML is a widely used EDGARization software available for compiling and submitting Securities and Exchange Commission EDGAR filings. The program converts documents produced by word processing, spreadsheet, and desktop publishing packages into the EDGAR HTML format, adding the required submission information and EDGAR tags. Edgarizer HTML includes complete test filing capabilities to ensure that filings are compliant, and full communications features to facilitate filing directly to the SEC. We pay $1,200 per year to Edgarfilings, Ltd. for our license, which is renewable on an annual basis.

Our Industry. The Securities and Exchange Commission has established a program for the electronic filing of documents under the federal securities laws, entitled Electronic Data Gathering Analysis and Retrieval. This program requires participants or their agents to file disclosure information with the Securities and Exchange Commission in an electronic format rather than by the traditional paper-filing package. This electronic format includes additional submission information and coding “tags” within the document for aid in the Securities and Exchange Commission’s analysis of the document and retrieval by the public. EDGAR allows registrants to file and the public to retrieve disclosure information electronically.

The Securities and Exchange Commission began the development of EDGAR with a pilot program in 1984. Through a phase-in schedule, the Securities and Exchange Commission assigned one of ten dates by which all public companies must start filing disclosure documents through EDGAR operational system, which began April 26, 1993. All publicly held companies were expected to be required to file disclosure documents through EDGAR by May 1996. In addition, in 1999, the National Association of Securities Dealers, Inc. mandated that companies that participate on the Over-The-Counter Bulletin Board, an electronic quotation medium, file registration statements with the Securities and Exchange Commission via EDGAR, and to begin filing periodic filings with the Securities and Exchange Commission, which significantly increased the number of companies that need to utilize EDGAR filer services.

In May 1999, the EDGAR system began accepting documents in HTML (Hypertext Markup Language) and unofficial documents in PDF (Portable Document Format). This modernization of the EDGAR system was intended to make the system more user friendly, and give the documents submitted a look which was closer to that of the original document. At some point in the future, the Securities and Exchange Commission will no longer accept the traditional ASCII documents, and HTML will become the new standard.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of small and medium size corporate entities and law firms that desire EDGARizing services for them or their clients. Our marketing strategy is to promote our services and products and attract businesses to us. Our marketing initiatives will include:

•	establish relationships with industry professionals, such as attorneys and accountants, who can refer customers to us;
•	utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and financially-oriented magazines and special interest magazines;
•	attend industry tradeshows; and
•	initiate direct contact with potential customers.

Growth Strategy. Our objective is to become one of the dominant providers of EDGARizing services to small cap and micro cap public companies and small to medium size law firms. Our strategy is to provide clients with competitive pricing, exceptional personal service and reliable quality. Key elements of our strategy include:

•	increase our relationships with businesses, law firms and accountants;
•	continue and expand our website;
•	provide additional services for businesses and other filers; and

•	pursue relationships with companies that will support our business development.

Our Website www.formatds.com. Our website provides a description of our services along with our contact information including our address, telephone number and e-mail address. Our website also provides prospective customers with relevant information about our pricing and payment options, our filing procedures, frequently asked questions and investor relations.

Our Competition. The EDGARizing services industry in the United States is highly competitive. The EDGARizing process reformats documents required to be filed with the SEC from files that were originally generated using a variety of word processing and spreadsheet software. We compete with a variety of companies, many of which have greater financial and other resources than us, or are subsidiaries or divisions of larger organizations. In particular, the industry is characterized by a small number of large, dominant organizations that perform this service, such as Bowne & Co., Inc., RR Donnelley & Sons Co. and Merrill Corporation, along with corporate entities or law firms that have their own in-house EDGARizing capability.

The major competitive factors in our business are the timeliness and quality of customer service, the quality of finished products and price. Our ability to compete effectively in providing customer service and quality finished products depends primarily on the level of training of our staff, the utilization of computer software and equipment and the ability to perform the services with speed and accuracy. We believe we compete effectively in all of these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. If our competitors offer EDGARizing services at lower prices than we do, we may have to lower the prices we charge, which will adversely affect our results of operations. Furthermore, many of our competitors are able to obtain more experienced employees than we can.

Government Regulation. We are subject to federal, state and local laws and regulations applied to businesses generally. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We do not believe that we are subject to any environmental laws and regulations of the United States and the states in which we operate.

Our Research and Development. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

Intellectual Property. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

EDGARizer is a registered trademark of EDGARfilings, Ltd. EDGAR is registered trademark of the Securities and Exchange Commission. In the event that we use the name or phrase EDGAR Ease in our materials, we may need to secure a trademark license issued by EDGARfilings, Ltd. In the event that we use the name or phrase EDGAR in our materials, we may need to secure a trademark license issued by the Securities and Exchange Commission.

We own the Internet domain name “www.formatds.com”. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Employees. As of March 13, 2007, we have one full-time employee and one part-time employee. Mr. Neely, our president, chief financial officer, secretary and one of our directors, currently devotes approximately 90% of his business time to our operations. We do not currently anticipate that we will hire any employees in the next six months, unless we significantly increase our revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our expansion and business development.

Facilities. Our executive, administrative and operating offices are located at 27126 Paseo Espada, Suite 705, San Juan Capistrano, CA 92675. Our office space is approximately 515 square feet and consists of two offices with a reception area. The term of our lease is month to month and we pay rent of $1,250 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

We have had operating losses since formation and expect to incur net losses for the foreseeable future. We have reported net losses of $106,569 for the year ended December 31, 2006, and net losses of $49,585 and $26,536 for the fiscal years ended December 31, 2005 and 2004, respectively. We anticipate that we will lose money in the foreseeable future and we may not be able to achieve profitable operations. In order to achieve profitable operations, we need to generate more significant revenues and expand our customer base. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

Four of our customers account for a significant portion of our revenues. We provide EDGARization services to a small number of customers. We expect that those customers will continue to account for a large portion of our revenues for the foreseeable future. If our relationships with any of those customers were disrupted, we could lose a significant portion of our anticipated revenues.

The nature of our EDGARizing business is highly cyclical and affected by conditions in capital markets, such that our operating results may fluctuate due to a number of factors, such as stock market fluctuations and overall trends in the economy. The EDGARizing industry is highly dependent on the volume of public financing and equity offerings and corporate reporting requirements. The corporate reporting revenue is seasonal as the greatest number of regulatory reports is required to be processed during the fiscal quarter ending March 31 and the second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain processing jobs quickly after delivery of copy by customers, we may not be able to handle maximum work loads as we only have only full-time employee and one-part time employee.

The EDGARizing industry has been dominated by larger, more established service providers. We compete directly with a number of other document processors having the same degree of specialization. Some of these document processors, such as Bowne & Co., Inc., RR Donnelley & Sons Co. and Merrill Corporation, enjoy significant market share, operate at multiple locations and have greater financial resources than we do. We face competition from other EDGARizing services, as well as from corporate entities and law firms that provide their own in-house EDGARizing services. We are newly entering this market, therefore, we do not know if our services will generate widespread market acceptance. Several factors may contribute to our products and services not achieving broad market acceptance, which include:

•	failure to build brand recognition of Format;
•	increased competition among other EDGARizing providers;
•	failure to acquire, maintain and use state-of-the-art designing and computer equipment and document reformatting software;
•	failure or stagnation of the e-commerce industry; and
•	failure of clientele to use our EDGARizing services.

The software and equipment we use in our EDGARizing business are subject to rapid technological change and could cause us to make significant capital investment in new equipment. Newer technologies, techniques or products for the delivery of EDGARizing services we offer could be developed with better performance than the computer equipment and software that we use. The availability of new and better technologies could require us to make significant investments in computer equipment and software, render our current computer equipment or software obsolete and have a significant negative impact on our business and results of operations. Furthermore, technological changes, such as improvements or advancements in computer equipment or software could require a significant investment on our part to train our designers how to use these new applications.

Significant decreases in EDGARizing prices could harm our business by decreasing the demand for our services, lowering the barriers to market entry and increasing market competitiveness. A significant reduction in the price of document reformatting computer equipment or software could reduce the demand for our services by making it economically more attractive for small reporting companies and law firms that are our primary target market to buy their own document reformatting computer equipment and software begin to compete with us. Furthermore, decreases in prices of document reformatting software and computer equipment could result in smaller business ceasing to use our services to perform basic EDGARizing projects. In addition, price decreases could force us to reduce our fees in response to this reduction in demand or as a means to remain competitive.

We anticipate that we may need to raise additional capital to market our services. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities. To actively market our services, we may be required to raise additional funds of approximately $50,000. We do not know if we will be able to acquire additional financing. We anticipate that we will spend significant funds on the marketing and promotion of our services. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our sales and marketing activities. If we are not able to fund our sales and marketing activities, our ability to increase our revenues will be significantly hindered.

In August 2006, Ryan Neely, our president, secretary, chief financial officer and one of our directors, loaned us $48,000 with no interest. We have been relying, and expect to continue to rely, on Mr. Neely to provide interest free loans to pay for some of our expenses. We cannot guaranty that Mr. Neely will continue to provide interest free loans to us.

Our officer and directors are engaged in other activities and could have conflicts of interest with us. Mr. Neely, our president, chief financial officer, secretary and one of our directors, and Robert Summers, one of our directors, engage in other activities unrelated to our operations. Our officer and directors may have conflicts of interest in allocating time, services, and functions between the other business ventures in which those persons may be or become involved. Our officer and directors may not have sufficient staff, consultants, employees, agents, contractors, and managers to adequately conduct our business.

As a service-oriented company, we depend on the efforts and abilities of Ryan Neely to manage our operations and perform our EDGARization services. Our sole officer has not entered into an employment agreement with us. We currently do not maintain any life insurance for our sole officer or any of our directors. Our ability to provide services will depend on the continued services of Ryan Neely, our sole officer and one of our directors. Any loss of services provided by Ryan Neely would be particularly detrimental to us because, among other things, the loss would slow our growth, sever the relationships and contacts we maintain through Mr. Neely within the EDGARizing industry and deprive us of his experience.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations. We hope to generate increased revenues and operate profitably. In the absence of generating significantly more revenues, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Risks Related to Owning Our Common Stock

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares. No public market currently exists for our common stock, which is eligible for quotation on the Pink Sheets. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Purchasers of shares of our common stock may not realize any return on their purchase of our shares. Purchasers may lose their investments in us completely.

Our officer, directors and principal security holders own approximately 80% of our outstanding shares of common stock, allowing these shareholders to exert significant influence in matters requiring approval of our shareholders. Our directors, officer and principal security holders, taken as a group, together with their affiliates, beneficially own, in the aggregate, approximately 80% of our outstanding shares of common stock. Our principal security holders may be able to exert significant influence, or even control, matters requiring approval by our security holders, including the election of directors. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.

Our common stock may be subject to penny stock regulations which may make it difficult for investors to sell their stock. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Description of Property.

Property held by Us. As of the dates specified in the following table, we held the following property in the following amounts:

Property	December 31, 2006	December 31, 2005	December 31, 2004
Cash and equivalents	$9,941	$16,797	$37,596
Property and equipment, net	$18,859	$24,326	$34,589

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate.

Our Facilities. Our executive, administrative and operating offices are located at 27126 Paseo Espada, Suite 705, San Juan Capistrano, CA 92675. Our office space is approximately 515 square feet and consists of two offices with a reception area. The term of our lease is month to month and we pay rent of $1,250 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information. Our common shares are eligible for quotation on the Pink Sheets under the symbol “FRMT”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 13, 2007, shares of our common stock have not been traded, although there is a bid price of $0.10 per share and an asked price of $2.00 per share as of that date.

Reports to Security Holders. We became a reporting company pursuant to the Securities and Exchange Act of 1934 on January 13, 2007, which is 60 days after the filing of our Registration Statement on Form 10-SB. Since that time, we were required to provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements. The public may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is sixty.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

As of March 13, 2007, there were 60 record holders of our common stock.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2006, for the sale of registered securities.

Penny Stock Regulation. Trading of our securities will be in the over-the-counter markets which are commonly referred to as the “pink sheets” or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2006 and 2005, together with notes thereto included in this Form 10-KSB.

For the year ended December 31, 2006 as compared to the same period ended December 31, 2005.

Results of Operations.

Revenues. We generated revenues of $80,659 for the year ended December 31, 2006, as compared to $70,133 for the year ended December 31, 2005. The increase in revenues from 2005 to 2006 was primarily due to the fact that we were able to engage additional clients and perform more work than the year before. Prior to 2006, we EDGARized most of our clients’ documents in ASCII which we believe is an inferior format to HTML. We believe that our ability to file all documents in HTML will improve our ability to compete with other providers of EDGARization services.

Operating Expenses. For the year ended December 31, 2006, our total operating expenses were $187,126, as compared to total operating expenses of $136,865 for the year ended December 31, 2005. The increase in total operating expenses is primarily due to an increase in wages and related expenses for the year ended December 31, 2006, to $64,066 as compared to $42,046 for the year ended December 31, 2005. The increase was due to engaging an additional employee in 2006. We also had an increase in professional fees, which totaled $63,965 for the year ended December 31, 2006 as compared to $31,856 for the year ended December 31, 2005. The increase was due to additional legal and accounting expenses incurred in preparing our Registration Statement on Form 10-SB and amendments to that registration statement.

Other Income. For the year ended December 31, 2006, we had a loss on total other income of ($3,302) as compared to total other income of $17,947 for the year ended December 31, 2005. For the year ended December 31, 2006, other income was comprised primarily of $3,120 of rental income which was from the sub-lease of our office space to an unrelated party. Our rental income decreased from $15,580 for the year ended December 31, 2005, because we moved from the premises where we had rental income from sublessees. For the year ended December 31, 2006, we also had unrealized losses on marketable securities of $3,309 as compared to none the year ended December 31, 2005, and we also had realized losses on marketable securities of $3,138 for the year ended December 31, 2006, as compared to realized gains of $2,269 on marketable securities, for the year ended December 31, 2005. That loss on sale of those marketable securities in 2006 was due to decreasing share prices from the time at which we accepted that stock as payment for services compared to the time of sale. Other than the rental income, the unrealized and realized losses on marketable securities, and interest income of $25, we had no other income or losses for the year ended December 31, 2006. For the year ended December 31, 2005, we had interest income of $98. That other income in 2005 was generated from services we provided unrelated to our EDGARization services.

Net Income or Loss. For the year ended December 31, 2006, our net loss from operations before provision for income taxes of $3,200 was $109,769, making our net loss $106,569. This is in comparison to the year ended December 31, 2005, where our net loss was $49,585, due to a benefit of $800 for the income tax. The increase in our net loss for the year ended December 31, 2006, was due an increase in operating expense between the two periods, despite the increase in revenue, as discussed above.

Liquidity and Capital Resources. We had cash of $9,941 as of December 31, 2006, compared to cash of $16,797 as of December 31, 2005. We had more cash as of December 31, 2005, because we had the proceeds from the sale of the stock that we received for services provided in 2003. Our accounts receivable decreased to $29,605 as of December 31, 2006 from accounts receivable of $37,623 as of December 31, 2005, due to our ability to collect certain receivables in a timelier manner. Therefore, our total current assets decreased to $48,596 as of December 31, 2006 from total current assets of $61,859 as of December 31, 2005. As of December 31, 2005, the total of our property and equipment, less accumulated depreciation, was a net value of $18,859, compared to the net value of $24,326 for our property and equipment, less accumulated depreciation, as of December 31, 2005. We also have a loan receivable in the amount of $20,500 as of December 31, 2006, to a company that is principally owned by one of our shareholders that owns less than one percent of our issued and outstanding shares, compared to loans receivable in the amount of $21,500 as of December 31, 2005, to that related company and another shareholder that owns less than one percent of our issued and outstanding shares. The loans are interest free and due on demand. The loan receivable decreased from 2005 to 2006 due to payments made by one of the borrowers. Providing loans to these related parties negatively impacted our liquidity during 2005 and forced us to borrow additional capital from our sole officer.

As a result of some of our clients’ inability to pay cash for our services, our president received shares of common stock from those customers in lieu of cash payment to settle their related obligations due to us. Our liquidity was negatively impacted by the timing and the amount of cash received by obtaining marketable securities contributed by our president as opposed to collecting on the related accounts receivable. The negative impacts include the time required to sell those securities as well as the added cost and expenses of selling those securities. Also, most of the securities we received were ultimately sold for less than the amount of the related accounts receivable.

Our total assets as of December 31, 2006, were $87,955 as compared to our total assets as of December 31, 2005 which was $107,685. The decrease in our total assets as between the two years was due primarily to a decrease in available cash and the decrease in account receivables as of December 31, 2006.

As of December 31, 2006, our current liabilities were $142,402, of which $49,631 was represented by accounts payable and accrued expenses, compared to current liabilities for the year ended December 31, 2005 of $55,563, of which $37,386 was represented by accounts payable and accrued expenses. The increase in current liabilities is due primarily to the increase in related party advance from $18,177 as of December 31, 2005, to approximately $92,771 as of December 31, 2006. The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors compared. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in marketing expenses and the increases in legal and accounting costs we experienced due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we must increase the number of clients we service and actively market and promote our services. We believe that our ability to file all documents in HTML has significantly improved our ability to compete with other providers of EDGARization services. We have been actively meeting with our referral sources, such as accountants and attorneys, to understand how we can better service their clients’ needs and how we can obtain EDGARization work from clients of theirs that currently use another provider. We believe that referrals will continue to comprise a majority of our business, and we hope to nurture and care for the relationships we have so that we can attract more clients.

We have also initiated a direct marketing campaign to newly public and small public companies. We believe that many smaller public companies are particularly sensitive to pricing. Therefore, we have targeted those companies as potential customers. We plan to mail information with pricing specials as well as make direct marketing calls to those companies in an effort to attract their business.

We had cash of $9,941 as of December 31, 2006, which we estimate will be sufficient to fund our operations for the next two months. In the opinion of management and given our monthly burn rate of $5,000, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. On August 9, 2006, Ryan Neely, our president, secretary, chief financial officer and one of our directors, loaned us $24,000. On August 31, 2006, Mr. Neely loaned us an additional $24,000. On November 10, 2006, Mr. Neely loaned us an additional $20,000. On February 28, 2007, Mr. Neely loaned us an additional $15,000. All of those loans are interest free and due on demand. We used those funds to pay our auditors for the audit of our financial statements. We expect that the increased legal and accounting costs due to the reporting requirements of becoming a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

We are attempting collection on our related party loans receivable to help improve our liquidity position during the next twelve months. We hope that the loans will be repaid before December 31, 2007 as we recently made a demand to the holder to pay the amount of the note. We cannot guaranty that we will be repaid that amount owed pursuant to the note which will affect our liquidity.

Besides generating revenue from our current operations, we will need to raise approximately $50,000 to continue operating at our current rate. At our current level of operation, we are not able to operate profitably. In order to conduct further marketing activities and expand our operations to the point at which we are able to operate profitably, we believe we would need to raise $50,000, which would be used for conducting marketing activities. Other than proposed increases in marketing expenses and the anticipated increases in legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer and directors. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officer and directors will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officer and directors are not committed to contribute funds to pay for our expenses.

Our belief that our officer and directors will pay our expenses is based on the fact that our officer and directors collectively own 3,007,500 shares of our common stock, which equals approximately 80% of our outstanding common stock. We believe that our officer and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. However, our officer and directors are not committed to contribute additional capital.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

FORMAT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Format, Inc.

I have audited the accompanying balance sheet of Format, Inc. (the "Company") as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has sustained operating losses over the past few years and has sustained cash flow shortages that have been funded by an officer of the Company. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Michael Pollack CPA

Cherry Hill, New Jersey
January 28, 2007

FORMAT, INC.
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
CURRENT ASSETS
Cash	$9,941	$16,797
Accounts receivable, net	29,605	37,623
Security deposit	1,200	2,000
Prepaid expenses and other current assets	7,850	5,439
Total current assets	48,596	61,859

Fixed assets, net of depreciation	18,859	24,326

Other Asset
Loan receivable	20,500	21,500
Total other asset	20,500	21,500

TOTAL ASSETS	$87,955	$107,685

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$49,631	$37,386
Related party advance	92,771	18,177
Total current liabilities	142,402	55,563

TOTAL LIABILITIES	142,402	55,563

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized and
0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized and
3,770,083 shares issued and outstanding)	3,770	3,770
Additional paid-in capital	37,809	37,809
Retained earnings (defict)	(96,026)	10,543
Total stockholders' equity (deficit)	(54,447)	52,122

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$87,955	$107,685

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUE	$80,659	$70,133

OPERATING EXPENSES
Wages and wage related expenses	64,066	42,046
Professional fees	63,965	31,856
Rent	15,720	18,907
Bad debt	3,049	9,764
General and administrative	27,961	23,177
Depreciation	12,365	11,115

Total operating expenses	187,126	136,865

NET LOSS FROM OPERATIONS BEFORE OTHER INCOME AND
(PROVISION) BENEFIT FOR INCOME TAXES	(106,467)	(66,732)

OTHER INCOME
Rental income	3,120	15,580
Unrealized gains (losses) on marketable securities	(3,309)	-
Realized gains (losses) on marketable securities	(3,138)	2,269
Interest income	25	98

Total other income	(3,302)	17,947

NET LOSS FROM OPERATIONS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	(109,769)	(48,785)

(Provision) benefit for income taxes	3,200	(800)

NET (LOSS) APPLICABLE TO SHARES	$(106,569)	$(49,585)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (DATAMAT)	3,770,083	3,770,083

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY\(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2005	3,770,083	$3,770	$37,809	$60,128	$101,707

Net loss for the year	-	-	-	(49,585)	(49,585)

Balance - December 31, 2005	3,770,083	3,770	37,809	10,543	52,122

Net loss for the year	-	-	-	(106,569)	(106,569)

Balance - December 31, 2006	3,770,083	$3,770	$37,809	$(96,026)	$(54,447)

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(106,569)	$(49,585)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:

Depreciation	12,365	11,115
Bad debt reserve	1,385	(7,325)
Unrealized (gain) loss on marketable securities	3,309	-
Realized (gain) loss on marketable securities	3,138	(2,269)
Change in assets and liabilities
Decrease in marketable securities, at fair value	-	3,168
Proceeds from the sale of marketable securities	12,030	-
Decrease in accounts receivable	6,633	399
(Increase) decrease in prepaid expenses and other current assets	(2,411)	121
Decrease in security deposits	800	1,531
Increase in accounts payable and accrued expenses	12,245	21,867
Total adjustments	49,494	28,607
Net cash (used in) operating activities	(57,075)	(20,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loan receivable	1,000	13,000
(Acquisitions) of fixed assets	(6,898)	(852)
Net cash provided by (used in) investing activities	(5,898)	12,148

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayment) of notes payable	-	(11,169)
Increase (decrease) in advances - related party	56,117	(800)
Net cash provided by (used in) financing activities	56,117	(11,969)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,856)	(20,799)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,797	37,596

CASH AND CASH EQUIVALENTS - END OF YEAR	$9,941	$16,797

SUPPLEMENTAL INFORMATION OF CASHFLOW ACTIVITY
Cash paid during the year for income taxes	$800	$6,781

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Accounts receivable paid off with marketable securities through the shareholder	$18,447	$-

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

Format, Inc. (the “Company”) was incorporated in the State of Nevada on March 21, 2001.

The Company provides transactional financial, corporate reporting, commercial and digital printing for its customers.

Transactional financial printing includes registration statements, prospectuses, debt arrangements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, mergers and acquisitions.

Corporate reporting includes interim reports, regular proxy materials prepared by corporations for distribution to stockholders, and Securities and Exchange Commission reports on Form 10-K and other forms.

Commercial printing consists of annual reports, sales and marketing literature, newsletters and other custom-printed products.

The Company receives its clients’ information in a variety of formats and reprocesses it for distribution typically in print, digital or Internet formats.

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Reclassifications

Certain amounts reported in for the year ended December 31, 2005 have been reclassified to conform to the presentation of the December 31, 2006 amounts. The reclassifications have no effect on operations or equity for the year ended December 31, 2005.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management monitors the collectibility of the accounts receivable quarterly. Outstanding balances are required to be followed up by phone calls to the respective companies accounts payable department and have sufficient evidence that warrants the receivable to remain. The Company previously had both estimated based on the age of the receivable, and also directly wrote off certain receivables. In 2006, the Company ceased direct write-offs, and will only be estimating bad debts based on the aging of the receivables. Only receivables that are 90 days or older will be considered for write-off. During the years ended December 31, 2006 and 2005, the Company directly wrote off $1,664 and $17,089 in accounts receivable. Management has determined that as of December 31, 2006 and 2005, an allowance of $6,060 and $4,675, respectively is required. The following represents a reconciliation of the allowance for doubtful accounts, which does not include any direct write-offs of accounts receivable during the periods, for the years ended December 31, 2006 and 2005:

Balance, December 31, 2004	$12,000
Bad debt expense	-
Recovery of bad debt	(-)
Adjustment to reserve	(7,325)
Balance, December 31, 2005	4,675
Bad debt expense	1,385
Recovery of bad debt	( -)
Balance, December 31, 2006	$6,060

Certain accounts receivable for the years ended December 31, 2006 and 2005 of $5,691 and $16,978 and were settled in 2006 for the issuance of shares of the customers’ common stock. The certificates, which were part of a Form S-8 issuance by these customers’ were issued to the Company’s President, as the shares could not be issued to the Company. The President, on behalf of the Company, who was a consultant to the various customers’, whom had no previous or current relationship with these customers outside of their edgar consultant, accepted these shares as full consideration of the obligation due the Company. The substance of this transaction was that the President received the fair value of the Company’s accounts receivable in the form of stock of the Company’s customers and transferred the certificates to the Company. The Company’s President does not owe any amounts to the Company.

The Company’s customers that paid their obligations in the form of stock were all public companies with actively trading stock with readily determinable values.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (five years). Costs of maintenance and repairs are charged to expense as incurred.

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Revenue Recognition

The Company generates revenue from professional services rendered to customers either at time of delivery or completion, where collectibility is probable. The Company’s fees are fixed. The Company also sublets a portion of their office space to a non-related party, and receives approximately $1,000 per month. The Company records this revenue at the beginning of the month. Other income is any other fees eared by the Company outside of the ordinary course of business and is recognized upon collection of fees. In 2005, there were no other amounts realized.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005. The Company adopted these provisions effective January 1, 2006, and there was no impact to the Company upon the adoption of this provision.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)
	Years Ended
	December 31,	December 31,
	2006	2005

Net (loss), as reported	$(106,569)	$(49,585)
Add: Stock-based employee compensation expense
included in reported net income (loss), net of related
tax effects	-	-
Less: Total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of related tax effects	-	-

Pro forma net income (loss)	$(106,569)	$(49,585)

Basic and diluted income (loss) per share:
As reported	$(0.03)	$(0.01)

Pro forma	$(0.03)	$(0.01)

Concentrations

The Company has derived 35% and 54% of its operating revenue from two and three customers, respectively.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable and marketable securities. Accounts receivable are generally due within 30 days and no collateral is required.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

Income Taxes

Under Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock

Basic net (loss) per common share (“EPS”) is computed using the weighted average number of common shares outstanding for the period. Diluted earnings per share includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

There were no options or warrants to purchase shares of common stock at December 31, 2006 and 2005, respectively.

The following is a reconciliation of the computation for basic and diluted EPS:

	Years Ended
	December 31,	December 31,
	2006	2005

Net (loss)	$(106,569)	$(49,585)

Weighted-average common shares
outstanding :
Basic	3,770,083	3,770,083
Effect of dilutive securities-
warrants	-	-
Diluted	3,770,083	3,770,083

Basic net (loss) per share	$(0.03)	$(0.01)

Diluted net (loss) per share	$(0.03)	$(0.01)

Comprehensive Income

The Company adopted SFAS 130, “Reporting Comprehensive Income,” (“SFAS 130”). SFAS 130 requires the reporting of comprehensive income in addition to net income (loss) from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketable Securities

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification of all marketable securities as trading, available-for-sale, or held-to-maturity at the time of purchase and re-evaluates such classification as of each balance sheet date.

At December 31, 2006 and 2005, the Company’s investments in marketable securities were classified as trading securities, and as a result the balance is reflected at fair value on the balance sheet, and all realized and unrealized gains and losses are reflected in other income (expense) in the statements of operations for the years ended December 31, 2006 and 2005, respectively.

The marketable securities being held by the Company are from active trading public reporting companies. The values of these companies’ common stock are readily determinable. The carrying amount of these marketable securities approximates the fair value for each of the periods presented. The Company calculates the realized and unrealized gains and losses based on the values for each of the periods presented.

The Company receives these marketable securities from an officer of the Company who has received them in lieu of cash payment by some of the Company’s customers. The intention of the Company is not to hold them for a long period of time, as they require the cash for operating purposes.

Recent Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In December 2003, the FASB revised FIN 46 and issued FIN 46 (revised December 2003) ("FIN 46R"). In addition to conforming to previously issued FASB Staff Positions, FIN No. 46R deferred the implementation date for certain variable interest entities. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company does not have any investments in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on the Company’s results of operations, financial position or cash flows.

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion 29, Accounting for Non-monetary Transaction” ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Contineud)

Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its financial statements.

NOTE 3-                FIXED ASSETS

Fixed assets consist of the following as of December 31, 2006 and 2005:

	Estimated Useful
	Lives (Years)	2006	2005

Office machinery and equipment	5	$27,994	$22,426
Furniture and fixtures	5	2,011	2,011
Automobile	5	32,259	30,929
		62,264	55,366
Less: Accumulated depreciation		(43,405)	(31,040)

Total, net		$18,859	$24,326

Depreciation expense was $12,365 and $11,115 for the years ended December 31, 2005 and 2004, respectively.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4-                LOANS RECEIVABLE

The Company as of December 31, 2006 and 2005 has loans receivable to a related company in the amount of $20,500 and $21,500, respectively. The loan is interest free and is due on demand. The loan was made to this company based on the business the company was doing, and the fact that they were planning on going public and utilize the services of the Company. The amount is fully collectible, and are still in process of planning to go public. The amount funded to this company was not for services rendered. The Company imputed interest at a rate of 8%, the rate at which the amount funded could be borrowed from a financial institution.

Additionally in 2004, the Company had a loan with a non-related individual in the amount of $27,000 which was repaid in 2005.

NOTE 5-                RELATED PARTY TRANSACTIONS

The Company from time to time is advanced money from a shareholder for working capital with no interest, due on demand. As of December 31, 2006 and 2005, the Company has $92,771 and $18,177 due to the shareholder as a current liability. The Company imputed interest at a rate of 8%, the rate at which the amount funded could be borrowed from a financial institution.

NOTE 6-                NOTE PAYABLE - BANK

The Company entered into a note payable with a financial institution to finance the purchase of a vehicle. The note is secured by the vehicle and bears no interest. The Company was paying $859 in monthly installments. The note matured December 31, 2005, at which time the note was paid off.

NOTE 7-                STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized as of December 31, 2006 and 2005 with a par value of $.001.

The Company has 0 shares of preferred stock issued and outstanding as of December 31, 2006 and 2005.

There were no issuances of preferred stock during the years ended December 31, 2006 and 2005, respectively.

Common Stock

The Company has 50,000,000 shares of common stock authorized as of December 31, 2006 and 2005 with a par value of $.001.

The Company has 3,770,083 shares of common stock issued and outstanding as of December 31, 2006 and 2005.

There were no issuances of common stock during the years ended December 31, 2006 and 2005, respectively.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7-                STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options and Warrants

The were no options or warrants granted, or outstanding as of or during the years ended December 31, 2006 and 2005, respectively.

NOTE 8-                COMMITMENTS

Rental

The Company leases office space under an operating lease that is on an annual renewing term. The Company in June 2006, vacated their space and rented new space. The security deposit of $2,000 was refunded to the Company in July 2006. In June 2006, the Company entered into a new month-to-month lease for $1,300 per month, and paid a security deposit of $1,200.

Rent expense for the years ended December 31, 2006 and 2005 was $15,720 and $18,907, respectively.

NOTE 9-                PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2006 and 2005, the following represents a calculation of the deferred tax assets and liabilities:

	2006	2005
Accounts receivable allowance	(0)	(2,500)
Realized gains and losses	7,200	500
Change in valuation allowance	(7,200)	2,000
Total deferred tax assets (liabilities)	$0	$0

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 9-                PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2006 and 2005 is summarized below.

	2006	2005
Expected income tax benefit	21,000	10,960
State taxes, net of federal effect	2,000	3,640
Change in valuation allowance	(26,200)	(14,400)
Total expense (benefit)	($3,200)	$800

NOTE 10-             GOING CONCERN

As shown in the accompanying financial statements the Company has incurred a loss of $106,569 and $49,585 for the years ended December 31, 2006 and 2005, respectively, and the Company has experienced cash shortages in the past that have been funded by the Company’s President. The Company has an accumulated deficit of $96,026 as of December 31, 2006. As of December 31, 2006, the Company has a working capital deficit of $93,806. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management’s plans to mitigate the effects that give rise to the conditions involve more aggressive marketing strategies towards small publicly reporting companies. This marketing will include working closely with lawyers, associations and investment advisors. Additionally, the reporting requirements in the past year encourage many small non-reporting companies to report, which will expand the overall market from which new customers will come. Based on the following, it is likely that these plans can be implemented effectively.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except for the following:

Effective July 31, 2006, we dismissed Hall and Company CPAs, Inc., which audited our financial statements for the fiscal years ended December 30, 2004 and 2003, and appointed Michael Pollack CPA as our new independent registered public accounting firm. The reports of Hall and Company CPAs, Inc. for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. During our two most recent fiscal years and the period from the end of the most recently completed fiscal year through July 31, 2006, the date of dismissal, there were no disagreements with Hall and Company CPAs, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hall and Company CPAs, Inc. would have caused it to make reference to such disagreements in its reports.

Our audited financial statements for the year ended December 31, 2005, have been audited by Michael Pollack CPA. Our unaudited financial statements for the nine months ended September 30, 2006, have been reviewed by Michael Pollack CPA. Hall and Company CPAs, Inc. was not involved in any way with the review of the unaudited financial statements for the nine months ended September 30, 2006, or the audit of the financial statements for the year ended December 31, 2005. We have authorized Hall and Company CPAs, Inc. to discuss any matter relating to us and our operations with Michael Pollack CPA

The change in our independent registered public accounting firm was recommended and approved by our board of directors since we do not have an audit committee.

During the two most recent fiscal years and subsequent interim period, we did not consult with Michael Pollack CPA regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

Hall and Company CPAs, Inc. reviewed the disclosures contained in our Registration Statement filed on our about November 14, 2006. We advised Hall and Company CPAs, Inc. of the opportunity to furnish us with a letter addressed to the Securities and Exchange Commission concerning any new information, clarifying our disclosures herein, or stating any reason why Hall and Company CPAs, Inc. does not agree with any statements made by us in that report. A copy of such letter, dated October 6, 2006, was filed with that Registration Statement as Exhibit 16.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2006, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors. Each of our directors is elected by the stockholders for a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, audit or compensation committee.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Ryan A. Neely	35	president, secretary, chief financial officer, director
Robert D. Summers	36	director

Ryan A. Neely. Mr. Neely has been our president, secretary and director since April 2001, and our chief financial officer since April 2004. Mr. Neely manages all aspects of our operations, including marketing and sales of our services. Mr. Neely also served as our chief financial officer from April 2001 to February 2003. From 2000 to 2001, Mr. Neely was the chief executive officer of JPAL, Inc., a Nevada corporation and an Internet based provider of vacation rental properties and services. From May 1999 to September 1999, Mr. Neely worked as a sales account manager for Unified Research Laboratories, Inc., which was acquired by Symantec Corporation. Unified Research Laboratories, Inc. was a developer of Internet content-control software and web filtering technologies. From 1996 to August 1998, Mr. Neely worked as a regional sales manager where he was responsible for all enterprise sales for Log-On Data Corp., Inc., a California corporation, which has since changed its name to 8e6 Technologies, Inc. Mr. Neely is not currently a director of any other reporting company.

Robert D. Summers. Mr. Summers has been one of our directors since February 2003. Since 1996 to the present, Mr. Summers has been employed as a staff accountant with Frankel & Summers, CPAs, which is an accounting firm in Laguna Hills, California. Mr. Summers earned his Bachelor of Science degree in Business in 1996 from California State University at Fullerton. Mr. Summers is not an officer or director of any reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Code of Ethics. We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer, respectively. The Code was filed as Exhibit 14 to our Registration Statement on Form 10-SB. A written copy of the Code is available on our website at www.formatds.com.

Nominating Committee. We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee and Audit Committee Financial Expert. We do not have a standing audit committee. The functions of the Audit Committee are currently assumed by our board of directors. Robert Summers, a member on our board of directors, is responsible for the duties of an audit committee “financial expert.” It is unlikely that we would be able to attract an independent financial expert to serve on our board of directors at this stage of our development. In order to entice such a director to join our board of directors, we would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; both of which we are unable to afford at this time.

Item 10. Executive Compensation

Summary Compensation Table. The compensation of the named executive officers for the last two completed fiscal years ended December 31, 2006 and December 31, 2005 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ryan Neely President CFO, Secretary	2006	$10,600	0	0	0	0	0	$22,669	$33,269
	2005	$42,046	0	0	0	0	0	0	$42,046

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2006, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Ryan Neely	0	0	0	0	0	0	0	0	0

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on March 21, 2001.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officer. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officer.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2006:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ryan Neely	0	0	0	0	0	0	0
Robert Summers	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 13, 2007, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Ryan Neely 336 Plaza Estival San Clemente, CA 92672	3,000,000 shares (1) president, secretary, chief financial officer and a director	79.5%
Michelle Neely 336 Plaza Estival San Clemente, CA 92672	3,000,000 shares (1)	79.5%
Robert Summers 77 Pasto Rico Rancho Santa Margarita, CA 92688	7,500 shares director	0.2%
All directors and named executive officers as a group	3,007,500 shares	79.7%
(1) Ryan A. Neely, our officer and sole director, who owns 2,000,000 shares, is married to Michelle Neely, our former officer and sole director, who owns 1,000,000 shares. Therefore, each beneficially owns 3,000,000 shares of common stock, which equals approximately 79.5% of our issued and outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-B.

Equity Compensation Plan Information. There are no securities authorized for issuance under any equity compensation plans, and no securities issued or outstanding under any such plans.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. From time to time, Ryan Neely, our president, chief financial officer, secretary and one of our directors advances money to us for working capital with no interest, due on demand. As of December 31, 2006 and 2005, we have $92,771 and $18,177, respectively, due to Mr. Neely as a current liability.

In 2002, Mr. Neely advanced us a total of approximately $17,769 which we treated as additional paid in capital because he did not expect to be paid back.

In 2005 and 2004, we loaned $21,500 and $7,500, respectively, to a company that is principally owned by one of our shareholders that owns less than one percent of our issued and outstanding shares. The loan is interest free and is due on demand. The loan was made to this company based on the business the company was conducting, and the fact that they were planning on going public and utilizing our services.

Additionally in 2004, we loaned $27,000 to one of our shareholders that owns less than one percent of our issued and outstanding shares. That loan was repaid in 2005.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclosing such transactions in prospectuses where required;
•	disclosing in any and all filings with the Securities and Exchange Commission, where required;
•	obtaining disinterested directors consent; and
•	obtaining shareholder consent where required.

Director Independence. Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

3.1	Articles of Incorporation*
3.2	Bylaws*
4.	Specimen Stock Certificate*
14.	Code of Ethics*
16.	Letter on Change in Certifying Accountant*
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
*	Included in Registration Statement on Form 10-SB filed on November 14, 2006.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $36,586 and $5,081, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2006, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2006, we were billed a total of $9,175 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. No such fees were incurred for the fiscal year ended December 31, 2005.

Tax Fees. For the fiscal years ended December 31, 2006 and December 31, 2005, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $2,000 and $1,500, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of  San Juan Capistrano, California, on March 14, 2007.

Format, Inc. a Nevada corporation

By:	/s/ Ryan Neely
Ryan Neely
Its:	Principal Executive Officer, Chief Financial Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ryan Neely	March 14, 2007
Ryan Neely
Its:	Principal Executive Officer, Principal Accounting Officer, President, Secretary, Treasurer

By:	/s/ Robert Summers	March 14, 2007
Robert Summers
Its:	Director