Form 10QSB
period 2007-03-31
FORMAT INC
filed 2007-04-26
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193
 For the transition period from      to

Commission File Number: 000-52213

Format, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27126 Paseo Espada, Suite 705, San Juan Capistrano, California 92675
(Address of principal executive offices)

949-481-9203
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of April 25, 2007, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):
☐Yes ☒No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMAT, INC.
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Page(s)

Reviewed Financial Statements:
Report of Independent Registered Public Accounting Firm	3
Condensed Balance Sheet as of March 31, 2007	4
Condensed Statements of Operations for the three months ended March 31, 2007 and 2006	5
Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005 and three months ended March 31, 2007	6
Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006	7
Notes to Condensed Financial Statements	8-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Format, Inc.

I have reviewed the accompanying condensed balance sheet of Format, Inc. (the "Company") as of March 31, 2007, and the related condensed statements of operations, changes in stockholders' equity (deficit) and cash flows for the three months ended March 31, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company's management.

I conducted the reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the condensed financial statements, the Company has sustained operating losses over the past few years and has sustained cash flow shortages that have been funded by an officer of the Company. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Michael Pollack CPA

Cherry Hill, New Jersey
April 11, 2007

FORMAT, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

ASSETS
CURRENT ASSETS
Cash	$7,612
Accounts receivable, net	39,629
Security deposit	1,200
Prepaid expenses and other current assets	900
Total current assets	49,341

Fixed assets, net of depreciation	13,002

Other Asset
Loan receivable	20,500
Total other asset	20,500

TOTAL ASSETS	$82,843

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,206
Related party advance	97,428
Total current liabilities	161,634

TOTAL LIABILITIES	161,634

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized and
0 shares issued and outstanding	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized and
3,770,083 shares issued and outstanding)	3,770
Additional paid-in capital	37,809
Retained earnings (defict)	(120,370)
Total stockholders' equity (deficit)	(78,791)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$82,843

The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
REVENUE	$24,536	$22,686

OPERATING EXPENSES
Wages and wage related expenses	16,537	11,639
Professional fees	22,613	11,014
Rent	3,850	3,120
General and administrative	9,223	3,693
Depreciation	1,458	442

Total operating expenses	53,681	29,908

NET LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE) AND
(PROVISION) BENEFIT FOR INCOME TAXES	(29,145)	(7,222)

OTHER INCOME (EXPENSE)
Rental income	-	2,340
Gain on sale of automobile	5,601	-
Realized gains (losses) on marketable securities	-	(2,269)
Interest income	-	15

Total other income (expense)	5,601	86

NET LOSS FROM OPERATIONS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	(23,544)	(7,136)

(Provision) benefit for income taxes	(800)	(800)

NET (LOSS) APPLICABLE TO SHARES	$(24,344)	$(7,936)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (DATAMAT)	3,770,083	3,770,083

The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THREE MONTHS ENDED MARCH 31, 2007

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance - January 1, 2005	3,770,083	$3,770	$37,809	$60,128	$101,707

Net loss for the year	-	-	-	(49,585)	(49,585)

Balance - December 31, 2005	3,770,083	3,770	37,809	10,543	52,122

Net loss for the year	-	-	-	(106,569)	(106,569)

Balance - December 31, 2006	3,770,083	3,770	37,809	(96,026)	(54,447)

Net loss for the period	-	-	-	(24,344)	(24,344)

Balance - March 31, 2007	3,770,083	$3,770	$37,809	$(120,370)	$(78,791)

The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(24,344)	$(7,936)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:

Depreciation	1,458	422
Gain on sale of automobile	(5,601)	-
Realized loss on marketable securities	-	2,269
Change in assets and liabilities
(Increase) in marketable securities, at fair value	-	(13,108)
(Increase) decrease in accounts receivable	(10,024)	16,558
Decrease in prepaid expenses and other current assets	6,950	-
Increase (decrease) in accounts payable and accrued expenses	14,575	(1,170)
Total adjustments	7,358	4,971
Net cash (used in) operating activities	(16,986)	(2,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of fixed assets	10,000	-
(Acquisitions) of fixed assets	-	(1,880)
Net cash provided by (used in) investing activities	10,000	(1,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in advances - related partry	4,657	(7,338)
Net cash provided by (used in) financing activities	4,657	(7,338)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,329)	(12,183)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,941	16,797

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,612	$4,614

SUPPLEMENTAL INFORMATION OF CASHFLOW ACTIVITY
Cash paid during the year for income taxes	$800	$800

The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain amounts reported in for the three months ended March 31, 2006 have been reclassified to conform to the presentation of the March 31, 2007 amounts. The reclassifications have no effect on operations or equity for the three months ended March 31, 2006.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management monitors the collectibility of the accounts receivable quarterly. Outstanding balances are required to be followed up by phone calls to the respective companies accounts payable department and have sufficient evidence that warrants the receivable to remain. The Company previously had both estimated based on the age of the receivable, and also directly wrote off certain receivables. In 2006, the Company ceased direct write-offs, and will only be estimating bad debts based on the aging of the receivables. Only receivables that are 90 days or older will be considered for write-off. Management has determined that as of March 31, 2007 an allowance of $6,060 is required. The following represents a reconciliation of the allowance for doubtful accounts, which does not include any direct write-offs of accounts receivable during the periods, for the three months ended March 31, 2007 and 2006:

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts (Continued)

Balance, December 31, 2005	$12,000
Bad debt expense	-
Recovery of bad debt	(-)
Adjustment to reserve	(8,989)
Balance, March 31, 2006	$3,011

Balance, December 31, 2006	$6,060
Bad debt expense	-
Recovery of bad debt	(-)
Balance, March 31, 2007	$6,060

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (five years). Costs of maintenance and repairs are charged to expense as incurred.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Concentrations

The Company has derived 51% and 79% of its operating revenue from three and four customers, respectively.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable and marketable securities. Accounts receivable are generally due within 30 days and no collateral is required.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

There were no options or warrants to purchase shares of common stock at March 31, 2007 and 2006, respectively.

The following is a reconciliation of the computation for basic and diluted EPS:

	Three Months Ended
	March 31,	March 31,
	2007	2006

Net (loss)	$(24,344)	$(7,936)

Weighted-average common shares
outstanding :
Basic	3,770,083	3,770,083
Effect of dilutive securities-
warrants	-	-
Diluted	3,770,083	3,770,083

Basic net (loss) per share	$(0.01)	$(0.00)

Diluted net (loss) per share	$(0.01)	$(0.00)

Comprehensive Income

The Company adopted SFAS 130, “Reporting Comprehensive Income,” (“SFAS 130”). SFAS 130 requires the reporting of comprehensive income in addition to net income (loss) from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At March 31, 2006 (there were none at March 31, 2007), the Company’s investments in marketable securities were classified as trading securities, and as a result the balance is reflected at fair value on the balance sheet, and all realized and unrealized gains and losses are reflected in other income (expense) in the statements of operations for the three months ended March 31, 2006.

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

 In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of March 31, 2007:

	Estimated Useful
	Lives (Years)	2006

Office machinery and equipment	5	$27,994
Furniture and fixtures	5	2,011
		30,005
Less: Accumulated depreciation		(17,003)

Total, net		$13,002

Depreciation expense was $1,458 and $442 for the three months ended March 31, 2007 and 2006, respectively.

In January 2007, the Company sold the automobile for $10,000. The basis of the automobile at the time of the sale was $4,399, resulting in a gain on the sale of $5,601.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 4-	LOANS RECEIVABLE

The Company as of March 31, 2007 has loans receivable to a related company in the amount of $20,500. The loan is interest free and is due on demand. The loan was made to this company based on the business the company was doing, and the fact that they were planning on going public and utilize the services of the Company. The amount is fully collectible, and are still in process of planning to go public. The amount funded to this company was not for services rendered. The Company imputed interest at a rate of 8%, the rate at which the amount funded could be borrowed from a financial institution.

NOTE 5-	RELATED PARTY TRANSACTIONS

The Company from time to time is advanced money from a shareholder for working capital with no interest, due on demand. As of March 31, 2007, the Company has $97,428 due to the shareholder as a current liability. The Company imputed interest at a rate of 8%, the rate at which the amount funded could be borrowed from a financial institution.

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized as of March 31, 2007 with a par value of $.001.

The Company has 0 shares of preferred stock issued and outstanding as of March 31, 2007.

There were no issuances of preferred stock during the three months ended March 31, 2007 and 2006, respectively.

Common Stock

The Company has 50,000,000 shares of common stock authorized as of March 31, 2007 with a par value of $.001.

The Company has 3,770,083 shares of common stock issued and outstanding as of March 31, 2007.

There were no issuances of common stock during the years ended December 31, 2006 and 2005, and three months ended March 31, 2007, respectively.

Options and Warrants

The were no options or warrants granted, or outstanding as of or during the years ended December 31, 2006 and 2005, and three months ended March 31, 2007, respectively.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 7-	COMMITMENTS

Rental

The Company leases office space under an operating lease that is on an annual renewing term. The Company in June 2006, vacated their space and rented new space. The security deposit of $2,000 was refunded to the Company in July 2006. In June 2006, the Company entered into a new month-to-month lease for $1,300 per month, and paid a security deposit of $1,200.

Rent expense for the three months ended March 31, 2007 and 2006 was $3,850 and $3,120, respectively.

NOTE 8-	PROVISION FOR INCOME TAXES

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

At March 31, 2007 and 2006, the following represents a calculation of the deferred tax assets and liabilities:

	2007	2006
Accounts receivable allowance	(0)	(0)
Realized gains and losses	0	2,050
Change in valuation allowance	(0)	(2,050)
Total deferred tax assets (liabilities)	$0	$0

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2007 and 2006 is summarized below.

	2007	2006
Expected income tax benefit	43,400	6,800
State taxes, net of federal effect	2,000	3,000
Change in valuation allowance	(44,600)	(9,000)
Total expense (benefit)	$800	$800

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND  2006

NOTE 9-	GOING CONCERN

As shown in the accompanying condensed financial statements the Company has incurred a loss of $24,344 and $7,936 for the three months ended March 31, 2007 and 2006, respectively, and the Company has experienced cash shortages in the past that have been funded by the Company’s President. The Company has an accumulated deficit of $120,370 as of March 31, 2007. As of March 31, 2007, the Company has a working capital deficit of $112,293. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

The condensed financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

Item 2. Plan of Operation

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

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

Liquidity and Capital Resources. We had cash of $7,612 as of March 31, 2007. Our accounts receivable were $39,629 as of March 31, 2007. We also had $1,200 represented by a security deposit and $900 represented by prepaid expenses and other current assets. Therefore our total current assets as of March 31, 2007 were $49,341. We also had $13,002 represented by fixed assets, net of depreciation, as of March 31, 2007. We also had a loan receivable in the amount of $20,500 as of March 31, 2007, to a company that is principally owned by one of our shareholders that owns less than one percent of our issued and outstanding shares. The loan is interest free and due on demand. We hope that the loan will be repaid before December 31, 2007, as we recently made a demand to the holder to pay the amount of the note.

Our total assets as of March 31, 2007 were $82,843. As of March 31, 2007, our current liabilities were $161,634, of which $64,206 was represented by accounts payable and accrued expenses, and $97,428 was represented by a related party advance. The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors. Mr. Neely had advanced those funds to us for working capital. During the period ended March 31, 2007, we sold our automobile for $10,000, which was used to reduce the amount of the related party advance to Mr. Neely. We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in marketing expenses and the increases in legal and accounting costs we experienced due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Results of Operations.

Revenues. We generated revenues of $24,536 for the three months ended March 31, 2007, as compared to $22,686 for the three months ended March 31, 2006. The slight increase in revenues from 2007 to 2006 was primarily due to the fact that we were able to engage additional clients and perform more work than the three months ended in 2006. Prior to 2006, we EDGARized most of our clients’ documents in ASCII which we believe is an inferior format to HTML. We believe that our ability to file all documents in HTML will improve our ability to compete with other providers of EDGARization services.

Operating Expenses. For the three months ended March 31, 2007, our total operating expenses were $53,681, as compared to total operating expenses of $29,908 for the three months ended March 31, 2006. The increase in total operating expenses is due to an increase in wages and related expenses for the three months ended March 31, 2007, to $16,537 as compared to $11,639 for the three months ended March 31, 2006. The increase was due to engaging an additional employee in 2007. We also had an increase in professional fees, which totaled $22,613 for the three months ended March 31, 2007 as compared to $11,014 for the three months ended March 31, 2006. The increase was due to additional legal and accounting expenses incurred for the preparation of our annual report on Form 10-KSB and the audit of our financial statements for the year ended December 31, 2006. We also had an increase in general and administrative expenses, which totaled $9,223 for the three months ended March 31, 2007 as compared to $3,693 for the three months ended March 31, 2006. The increase was due to the additional overhead we incurred as a result of being a public company. Therefore, our net loss from operations before other income or expenses and provision for income taxes was $29,145 for the three months ended March 31, 2007, as compared to $7,222 for the three months ended March 31, 2006.

Other Income. For the three months ended March 31, 2007, other income was comprised only of $5,601 which was gain from the sale of an automobile. For the three months ended March 31, 2006, we had rental income of $2,340, which we no longer have, because we moved from the premises where we had rental income from sublessees. For the three months ended March 31, 2006, we also had unrealized losses on marketable securities of $2,269, which we did not have for the current period. That loss on sale of those marketable securities in 2006 was due to decreasing share prices from the time at which we accepted that stock as payment for services compared to the time of sale. Other than these items we had no other income or losses for the three months ended March 31, 2007. For the three months ended March 31, 2006, we had interest income of $15.

Net Income or Loss. For the three months ended March 31, 2007, our net loss from operations before provision for income taxes of $800 was $23,544, making our net loss $24,344. This is in comparison to the three months ended March 31, 2006, where our net loss was $7,136, and after provision for income tax of $800, was $7,936. The increase in our net loss for the three months ended March 31, 2007, was due an increase in operating expense between the two periods, despite the increase in revenue, as discussed above.

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

We had cash of $7,612 of March 31, 2007, which we estimate will be sufficient to fund our operations for the next month. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We have funded our operations from the advances from Ryan Neely, our president, secretary, chief financial officer and one of our directors. All of those advances are interest free and due on demand. As of March 31, 2007, $97,428 is due to Mr. Neely.We expect that the increased legal and accounting costs due to the reporting requirements of becoming a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

We are attempting collection on our related party loan receivable to help improve our liquidity position during the next twelve months. We hope that the loan will be repaid before December 31, 2007 as we recently made a demand to the holder to pay the amount of the note. We cannot guaranty that we will be repaid that amount owed pursuant to the note which will affect our liquidity.

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

We believe that the current marketplace of EDGARization companies is highly fragmented, with literally dozens of small to medium size companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded EDGARization company to acquire several, smaller and established EDGARization companies with already-established customer bases. We hope to use our common stock as payment for any potential acquisitions. Accordingly, we intend to begin researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. As of the date of this report, we have not identified any potential acquisition candidates. We cannot guaranty that we will acquire any other third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. Our acquisition strategy is designed to complement our core business.

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

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Format, Inc., a Nevada corporation

Date: April 25, 2007	By:	/s/ Ryan Neely
Ryan Neely
Its:		Principal Executive Officer, Chief Financial Officer, President and a Director