Form 10QSB
period 2007-06-30
FORMAT INC
filed 2007-08-02
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 000-52213

Format, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of July 31, 2007, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes  ☒No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMAT, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007

ASSETS
CURRENT ASSETS
Cash	$5,562
Accounts receivable, net	40,828
Security deposit	1,200
Prepaid expenses and other current assets	600
Total current assets	48,190

Fixed assets, net of depreciation	18,413

Other Asset
Loan receivable	20,500
Total other asset	20,500

TOTAL ASSETS	$87,103

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,284
Related party advance	132,428
Total current liabilities	188,712

TOTAL LIABILITIES	188,712

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 50,000,000 shares authorized and
0 shares issued and outstanding	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized and
3,770,083 shares issued and outstanding	3,770
Additional paid-in capital	37,809
Retained earnings (defict)	(143,188)
Total stockholders' equity (deficit)	(101,609)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$87,103

The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

REVENUE	$42,818	$42,750	$18,282	$20,064

OPERATING EXPENSES
Wages and wage related expenses	32,615	17,158	16,078	5,519
Professional fees	27,905	13,650	5,292	13,650
Rent	7,900	8,320	4,050	5,200
General and administrative	23,413	39,158	14,190	23,650
Depreciation	2,948	5,804	1,490	5,362

Total operating expenses	94,781	84,090	41,100	53,381

NET LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE) AND
(PROVISION) BENEFIT FOR INCOME TAXES	(51,963)	(41,340)	(22,818)	(33,317)

OTHER INCOME (EXPENSE)
Rental income	-	3,120	-	780
Gain on sale of automobile	5,601	-	-	-
Unrealized gains (losses) on marketable securities	-	(5,140)	-	(2,872)
Interest income	-	18	-	3

Total other income (expense)	5,601	(2,002)	-	(2,089)

NET LOSS FROM OPERATIONS BEFORE (PROVISION) BENEFIT FOR INCOME TAXES	(46,362)	(43,342)	(22,818)	(35,406)

(Provision) benefit for income taxes	(800)	(800)	-	-

NET (LOSS) APPLICABLE TO SHARES	$(47,162)	$(44,142)	$(22,818)	$(35,406)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (DATAMAT)	3,770,083	3,770,083	3,770,083	3,770,083

The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND SIX MONTHS ENDED JUNE 30, 2007

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2005	3,770,083	$3,770	$37,809	$60,128	$101,707

Net loss for the year	-	-	-	(49,585)	(49,585)

Balance - December 31, 2005	3,770,083	3,770	37,809	10,543	52,122

Net loss for the year	-	-	-	(106,569)	(106,569)

Balance - December 31, 2006	3,770,083	3,770	37,809	(96,026)	(54,447)

Net loss for the period	-	-	-	(47,162)	(47,162)

Balance - June 30, 2007	3,770,083	$3,770	$37,809	$(143,188)	$(101,609)

The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(47,162)	$(44,142)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:

Depreciation	2,948	5,804
Gain on sale of automobile	(5,601)	-
Unrealized loss on marketable securities	-	5,140
Change in assets and liabilities
(Increase) in marketable securities, at fair value	-	(12,861)
(Increase) decrease in accounts receivable	(11,223)	25,182
Increase in prepaid expenses and other current assets	7,250	1,912
Increase in accounts payable and accrued expenses	6,653	14,821
Total adjustments	27	39,998
Net cash (used in) operating activities	(47,135)	(4,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in note receivable	-	1,000
Disposal of fixed assets	10,000	-
(Acquisitions) of fixed assets	(6,900)	(1,900)
Net cash provided by (used in) investing activities	3,100	(900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances - related partry	39,656	3,692
Net cash provided by financing activities	39,656	3,692

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,379)	(1,352)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,941	16,798

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,562	$15,446

SUPPLEMENTAL INFORMATION OF CASHFLOW ACTIVITY
Cash paid during the year for income taxes	$800	$800

The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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
JUNE 30, 2007 AND 2006

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

Reclassifications

Certain amounts reported in for the six months ended June 30, 2006 have been reclassified to conform to the presentation of the June 30, 2007 amounts. The reclassifications have no effect on operations or equity for the six months ended June 30, 2006.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management monitors the collectibility of the accounts receivable quarterly. Outstanding balances are required to be followed up by phone calls to the respective company’s accounts payable department and have sufficient evidence that warrants the receivable to remain. The Company previously had both estimated based on the age of the receivable, and also directly wrote off certain receivables. In 2006, the Company ceased direct write-offs, and will only be estimating bad debts based on the aging of the receivables. Only receivables that are 90 days or older will be considered for write-off. Management has determined that as of June 30, 2007 an allowance of $6,060 is required. The following represents a reconciliation of the allowance for doubtful accounts, which does not include any direct write-offs of accounts receivable during the periods, for the six months ended June 30, 2007 and 2006:

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts (Continued)

Balance, December 31, 2005	$12,000

Bad debt expense	-

Recovery of bad debt	(-)

Adjustment to reserve	(8,989)

Balance, June 30, 2006	$3,011

Balance, December 31, 2006	$6,060

Bad debt expense	-

Recovery of bad debt	(-)

Balance, June 30, 2007	$6,060

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (five years). Costs of maintenance and repairs are charged to expense as incurred.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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

The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Concentrations

The Company has derived 42% of its operating revenue from four customers, for the six months ended June 30, 2007 and 2006, respectively.

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
JUNE 30, 2007 AND 2006

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

There were no options or warrants to purchase shares of common stock at June 30, 2007 and 2006, respectively.

The following is a reconciliation of the computation for basic and diluted EPS:

	Six Months Ended
	June 30,	June 30,
	2007	2006

Net (loss)	$(47,162)	$(44,142)

Weighted-average common shares outstanding :
Basic	3,770,083	3,770,083
Effect of dilutive securities-warrants	-	-
Diluted	3,770,083	3,770,083

Basic net (loss) per share	$(0.01)	$(0.01)

Diluted net (loss) per share	$(0.01)	$(0.01)

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
JUNE 30, 2007 AND 2006

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

At June 30, 2006 (there were none at June 30, 2007), the Company’s investments in marketable securities were classified as trading securities, and as a result the balance is reflected at fair value on the balance sheet, and all realized and unrealized gains and losses are reflected in other income (expense) in the statements of operations for the six months ended June 30, 2006.

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
JUNE 30, 2007 AND 2006

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

 In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of June 30, 2007:

	Estimated Useful Lives (Years)
Office machinery and equipment	5	$34,895
Furniture and fixtures	5	2,011
		36,906
Less: Accumulated depreciation		(18,493)

Total, net		$18,413

Depreciation expense was $2,948 and $5,804 for the six months ended June 30, 2007 and 2006, respectively.

In January 2007, the Company sold the automobile for $10,000. The basis of the automobile at the time of the sale was $4,399, resulting in a gain on the sale of $5,601.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 4-	LOANS RECEIVABLE

The Company as of June 30, 2007 has loans receivable to a related company in the amount of $20,500. The loan is interest free and is due on demand. The loan was made to this company based on the business the company was doing, and the fact that they were planning on going public and utilize the services of the Company. The amount is fully collectible, and are still in process of planning to go public. The amount funded to this company was not for services rendered. The Company imputed interest at a rate of 8%, the rate at which the amount funded could be borrowed from a financial institution.

NOTE 5-	RELATED PARTY TRANSACTIONS

The Company from time to time is advanced money from a shareholder for working capital with no interest, due on demand. As of June 30, 2007, the Company has $132,428 due to the shareholder as a current liability. The Company imputed interest at a rate of 8%, the rate at which the amount funded could be borrowed from a financial institution.

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized as of June 30, 2007 with a par value of $.001.

The Company has 0 shares of preferred stock issued and outstanding as of June 30, 2007.

There were no issuances of preferred stock during the six months ended June 30, 2007 and 2006, respectively.

Common Stock

The Company has 50,000,000 shares of common stock authorized as of June 30, 2007 with a par value of $.001.

The Company has 3,770,083 shares of common stock issued and outstanding as of June 30, 2007.

There were no issuances of common stock during the years ended December 31, 2006 and 2005, and six months ended June 30, 2007, respectively.

Options and Warrants

The were no options or warrants granted, or outstanding as of or during the years ended December 31, 2006 and 2005, and six months ended June 30, 2007, respectively.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 7-	COMMITMENTS

Rental

The Company leases office space under an operating lease that is on an annual renewing term. The Company in June 2006, vacated their space and rented new space. The security deposit of $2,000 was refunded to the Company in July 2006. In June 2006, the Company entered into a new month-to-month lease for $1,300 per month, and paid a security deposit of $1,200.

Rent expense for the six months ended June 30, 2007 and 2006 was $7,900 and $8,320, respectively.

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

At June 30, 2007 and 2006, the following represents a calculation of the deferred tax assets and liabilities:

	2007	2006
Accounts receivable allowance	(0)	(0)
Realized gains and losses	0	2,050
Change in valuation allowance	(0)	(2,050)
Total deferred tax assets (liabilities)	$0	$0

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2007 and 2006 is summarized below.

	2007	2006
Expected income tax benefit	43,400	6,800
State taxes, net of federal effect	2,000	3,000
Change in valuation allowance	(44,600)	(9,000)
Total expense (benefit)	$800	$800

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 9-	GOING CONCERN

As shown in the accompanying condensed financial statements the Company has incurred a loss of $47,162 and $44,142 for the six months ended June 30, 2007 and 2006, respectively, and the Company has experienced cash shortages in the past that have been funded by the Company’s President. The Company has an accumulated deficit of $143,188 as of June 30, 2007. As of June 30, 2007, the Company has a working capital deficit of $140,522. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

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

Liquidity and Capital Resources.   We had cash of $5,562 as of June 30, 2007. Our accounts receivable were $40,828 as of June 30, 2007.  We also had $1,200 represented by a security deposit and $600 represented by prepaid expenses and other current assets.  Therefore our total current assets as of June 30, 2007 were $48,190.  We also had $18,413 represented by fixed assets, net of depreciation, as of June 30, 2007.  We also had a loan receivable in the amount of $20,500 as of June 30, 2007, to a company that is principally owned by one of our shareholders that owns less than one percent of our issued and outstanding shares. The loan is interest free and due on demand.  We hope that the loan will be repaid before December 31, 2007, as we recently made a demand to the holder to pay the amount of the note.

Our total assets as of June 30, 2007 were $87,103.   As of June 30, 2007, our current liabilities were $188,172, of which $56,284 was represented by accounts payable and accrued expenses, and $132,428 was represented by a related party advance.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in marketing expenses and the increases in legal and accounting costs we experienced due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Results of Operations.

For the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Revenues.We generated revenues of $18,282 for the three months ended June 30, 2007, as compared to $20,064 for the three months ended June 30, 2006. The slight decrease in revenues from 2007 to 2006 was primarily due to the loss of certain customers that were referred to us by a third party

Operating Expenses. For the three months ended June 30, 2007, our total operating expenses were $41,100, as compared to total operating expenses of $53,381 for the three months ended June 30, 2006. That decrease in operating expenses was the net effect of an increase in wages and related expenses and decreases in professional fees and general and administrative expenses. Specifically, we had an increase in wages and related expenses for the three months ended June 30, 2007, to $16,078 as compared to $5,519 for the three months ended June 30, 2006. The increase was due to engaging an additional employee in 2007. We had a decrease in professional fees, which totaled $5,292 for the three months ended June 30, 2007 as compared to $13,650 for the three months ended June 30, 2006. We also had a decrease in general and administrative expenses, which totaled $14,190 for the three months ended June 30, 2007, as compared to $23,650 for the three months ended June 30, 2006. The decrease was due to a reduction in the use of outside services. Therefore, our net loss from operations before other income or expenses and provision for income taxes was $22,818 for the three months ended June 30, 2007, as compared to $33,317 for the three months ended June 30, 2006.

Other Income. For the three months ended June 30, 2007, we had no other income or losses. For the three months ended June 30, 2006, we had rental income of $780, which we no longer have, because we moved from the premises where we had rental income from sublessees. For the three months ended June 30, 2006, we also had unrealized losses on marketable securities of $2,872, which we did not have for the current period. That loss on sale of those marketable securities in 2006 was due to decreasing share prices from the time at which we accepted that stock as payment for services compared to the time of sale. For the three months ended June 30, 2006, we had interest income of $3.

Net Income or Loss. For the three months ended June 30, 2007, our net loss from operations was $22,818, as compared to the three months ended June 30, 2006, where our net loss was $35,406. The decrease in our net loss for the three months ended June 30, 2007, was due a decrease in operating expenses between the two periods, despite the decrease in revenue, as discussed above.

For the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Revenues. We generated revenues of $42,818 for the six months ended June 30, 2007, as compared to $42,750 for the six months ended June 30, 2006. We hope to engage additional clients and increase the amount of revenues that we generate.

Operating Expenses. For the six months ended June 30, 2007, our total operating expenses were $94,781, as compared to total operating expenses of $84,090 for the six months ended June 30, 2006. The increase in total operating expenses is due to an increase in wages and related expenses for the six months ended June 30, 2007, to $32,615 as compared to $17,158 for the six months ended June 30, 2006. The increase was due to engaging an additional employee in 2007. We also had an increase in professional fees, which totaled $27,905 for the six months ended June 30, 2007 as compared to $13,650 for the six months ended June 30, 2006. The increase was due to additional legal and accounting expenses incurred for the preparation of our annual report on Form 10-KSB and the audit of our financial statements for the year ended December 31, 2006.  Those increases were offset by a decrease in general and administrative expenses, which totaled $23,413 for the six months ended June 30, 2007, as compared to $39,158 for the six months ended June 30, 2006. The decrease was primarily due to a reduction in the use of outside services .  Therefore, our net loss from operations before other income or expenses and provision for income taxes was $51,963 for the six months ended June 30, 2007, as compared to $41,340 for the six months ended June 30, 2006.

Other Income. For the six months ended June 30, 2007, other income was comprised only of $5,601 which was gain from the sale of an automobile. For the three months ended June 30, 2006, we had rental income of $3,120, which we no longer have, because we moved from the premises where we had rental income from sublessees. For the six months ended June 30, 2006, we also had unrealized losses on marketable securities of $5,140, which we did not have for the current period. That loss on sale of those marketable securities in 2006 was due to decreasing share prices from the time at which we accepted that stock as payment for services compared to the time of sale. Other than these items we had no other income or losses for the six months ended June 30, 2007. For the six months ended June 30, 2006, we had interest income of $18.

Net Income or Loss. For the six months ended June 30, 2007, our net loss from operations before provision for income taxes of $800 was $46,362, making our net loss $47,162. This is in comparison to the six months ended June 30, 2006, where our net loss was $43,342, and after provision for income tax of $800, was $44,142. The increase in our net loss for the six months ended June 30, 2007, was due an increase in operating expense between the two periods, as discussed above.

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

We had cash of $5,562 of June 30, 2007, which we estimate will be sufficient to fund our operations for the next month. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We have funded our operations from the advances from Ryan Neely, our president, secretary, chief financial officer and one of our directors. All of those advances are interest free and due on demand. As of June 30, 2007, $132,428 is due to Mr. Neely.We expect that the increased legal and accounting costs due to the reporting requirements of becoming a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Format, Inc., a Nevada corporation

Date: August 1, 2007	By:	/s/ Ryan Neely
Name: Ryan Neely
Its: Principal Executive Officer, Chief Financial Officer, President and a Director