Form 10QSB
period 2007-09-30
FORMAT INC
filed 2007-10-18
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 000-52213

Format, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of October 18, 2007, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes  ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FORMAT, INC.
INDEX TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Page(s)

Reviewed Financial Statements:

Report of Independent Registered Public Accounting Firm	1

Condensed Balance Sheet as of September 30, 2007	2

Condensed Statements of Operations for the nine and three months ended September 30, 2007 and 2006	3

Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005 and nine months ended September 30, 2007	4

Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5

Notes to Condensed Financial Statements	6-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Format, Inc.

I have reviewed the accompanying condensed balance sheet of Format, Inc. (the "Company") as of September 30, 2007, and the related condensed statements of operations, changes in stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company's management.

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

/s/ Michael Pollack CPA
Cherry Hill, New Jersey
October 15, 2007

FORMAT, INC.
CONDENSED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS
Cash	$3,227
Accounts receivable, net	21,076
Security deposit	1,200
Prepaid expenses and other current assets	300
Total current assets	25,803

Fixed assets, net of depreciation	16,859

Other Asset
Loan receivable
Total other asset	20,500
20,500

TOTAL ASSETS	$63,162

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,212
Related party advance	132,428
Total current liabilities	188,640

TOTAL LIABILITIES	188,640

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized and
0 shares issued and outstanding	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized and
3,770,083 shares issued and outstanding	3,770
Additional paid-in capital	37,809
Retained earnings (defict)	(167,057)

Total stockholders' equity (deficit)	(125,478)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$63,162

 The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

REVENUE	$61,382	$56,668	$18,564	$15,278

OPERATING EXPENSES
Wages and wage related expenses	35,301	26,498	2,686	3,829
Professional fees	34,355	68,626	6,450	31,583
Rent	11,950	11,970	4,050	3,650
Bad debt	11,018	3,049	11,018	0
General and administrative	40,088	19,288	16,675	6,572
Depreciation	4,502	8,706	1,554	2,902

Total operating expenses	137,214	138,137	42,433	48,536

NET LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE) AND
(PROVISION) BENEFIT FOR INCOME TAXES	(75,832)	(81,469)	(23,869)	(33,258)

OTHER INCOME (EXPENSE)
Rental income	-	3,120	-	-
Gain on sale of automobile	5,601	-	-	-
Unrealized gains (losses) on marketable securities	-	(6,447)	-	(1,307)
Interest income	-	18	-	-

Total other income (expense)	5,601	(3,309)	-	(1,307)

NET LOSS FROM OPERATIONS BEFORE (PROVISION)
BENEFIT FOR INCOME TAXES	(70,231)	(84,778)	(23,869)	(34,565)

(Provision) benefit for income taxes	(800)	(800)	-	-

NET (LOSS) APPLICABLE TO SHARES	$(71,031)	$(85,578)	$(23,869)	$(34,565)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.02)	$(0.02)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (DATAMAT)	3,770,083	3,770,083	3,770,083	3,770,083

The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND NINE MONTHS ENDED SEPTEMBER 30, 2007

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance - January 1, 2005	3,770,083	$3,770	$37,809	$60,128	$101,707

Net loss for the year	-	-	-	(49,585)	(49,585)

Balance - December 31, 2005	3,770,083	3,770	37,809	10,543	52,122

Net loss for the year	-	-	-	(106,569)	(106,569)

Balance - December 31, 2006	3,770,083	3,770	37,809	(96,026)	(54,447)

Net loss for the period	-	-	-	(71,031)	(71,031)

Balance - September 30, 2007	3,770,083	$3,770	$37,809	$(167,057)	$(125,478)

The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
 STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(71,031)	$(85,578)

Adjustments to reconcile net (loss)
to net cash (used in) operating activities:

Depreciation	4,502	8,706
Bad debt reserve	11,018	1,385
Gain on sale of automobile	(5,601)	3,309
Unrealized loss on marketable securities	-	3,138
Change in assets and liabilities
(Increase) in marketable securities, at fair value	-	12,030
(Increase) decrease in accounts receivable	(2,489)	(9,687)
Increase in prepaid expenses and other current assets	7,550	3,589
Increase in accounts payable and accrued expenses	6,581	5,751
Total adjustments	21,561	28,221
Net cash (used in) operating activities	(49,470)	(57,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in note receivable	-	1,000
Disposal of fixed assets	10,000	-
(Acquisitions) of fixed assets	(6,900)	(1,900)
Net cash provided by (used in) investing activities	3,100	(900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances - related partry	39,656	54,092
Net cash provided by financing activities	39,656	54,092

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,714)	(4,165)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,941	16,797

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,227	$12,632

SUPPLEMENTAL INFORMATION OF CASHFLOW ACTIVITY
Cash paid during the year for income taxes	$800	$800

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Accounts receivable paid off with marketable securities through the shareholder	$-	$22,669

The accompanying notes are an integral part of these condensed financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007 AND 2006

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
SEPTEMBER 30, 2007 AND 2006

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

Reclassifications

Certain amounts reported in for the nine months ended September 30, 2006 have been reclassified to conform to the presentation of the September 30, 2007 amounts. The reclassifications have no effect on operations or equity for the nine months ended September 30, 2006.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to substantially all customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Management monitors the collectibility of the accounts receivable quarterly. Outstanding balances are required to be followed up by phone calls to the respective company’s accounts payable department and have sufficient evidence that warrants the receivable to remain. The Company previously had both estimated based on the age of the receivable, and also directly wrote off certain receivables. In 2006, the Company ceased direct write-offs, and will only be estimating bad debts based on the aging of the receivables. Only receivables that are 90 days or older will be considered for write-off. Management has determined that as of September 30, 2007 an allowance of $17,078 is required. The following represents a reconciliation of the allowance for doubtful accounts, which does not include any direct write-offs of accounts receivable during the periods, for the nine months ended September 30, 2007 and 2006:

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts (Continued)

Balance, December 31, 2005	$4,675

Bad debt expense	3,049

Recovery of bad debt	(-)

Adjustment to reserve	(1,664)

Balance, September 30, 2006	$6,060

Balance, December 31, 2006	$6,060

Bad debt expense	11,018

Recovery of bad debt	(-)

Balance, September 30, 2007	$17,078

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (five years). Costs of maintenance and repairs are charged to expense as incurred.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007 AND 2006

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
SEPTEMBER 30, 2007 AND 2006

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

Concentrations

The Company has derived 42% and 64% of its operating revenue from five and four customers, respectively, for the nine months ended September 30, 2007 and 2006, respectively.

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
SEPTEMBER 30, 2007 AND 2006

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

There were no options or warrants to purchase shares of common stock at September 30, 2007 and 2006, respectively.

The following is a reconciliation of the computation for basic and diluted EPS:

	Nine Months Ended
	September 30,	September 30,
	2007	2006

Net (loss)	$(71,031)	$(85,578)

Weighted-average common shares
outstanding :
Basic	3,770,083	3,770,083
Effect of dilutive securities-warrants	-	-
Diluted	3,770,083	3,770,083

Basic net (loss) per share	$(0.02)	$(0.02)

Diluted net (loss) per share	$(0.02)	$(0.02)

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
SEPTEMBER 30, 2007 AND 2006

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

At September 30, 2006 (there were none at September 30, 2007), the Company’s investments in marketable securities were classified as trading securities, and as a result the balance is reflected at fair value on the balance sheet, and all realized and unrealized gains and losses are reflected in other income (expense) in the statements of operations for the nine months ended September 30, 2006.

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
SEPTEMBER 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  The adoption of SFAS 153 has not had a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections (“SFAS 154”).  SFAS 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied.  The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS 154.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 has not had a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 has not had a material impact on the financial statements.

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
SEPTEMBER 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 has not had a material impact on the Company’s financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 has not had a material impact on the Company’s financial statements.

NOTE 3-	FIXED ASSETS

Fixed assets consist of the following as of September 30, 2007:

	Estimated Useful Lives (Years)

Office machinery and equipment	5	$34,895
Furniture and fixtures	5	2,011
		36,906
Less: Accumulated depreciation		(20,047)

Total, net		$16,859

Depreciation expense was $4,502 and $8,706 for the nine months ended September 30, 2007 and 2006, respectively.

In January 2007, the Company sold the automobile for $10,000. The basis of the automobile at the time of the sale was $4,399, resulting in a gain on the sale of $5,601.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007 AND 2006

NOTE 4-	LOANS RECEIVABLE

The Company as of September 30, 2007 has loans receivable to a related company in the amount of $20,500. The loan is interest free and is due on demand. The loan was made to this company based on the business the company was doing, and the fact that they were planning on going public and utilize the services of the Company. The amount is fully collectible, and are still in process of planning to go public. The amount funded to this company was not for services rendered. The Company imputed interest at a rate of 8%, the rate at which the amount funded could be borrowed from a financial institution.

NOTE 5-	RELATED PARTY TRANSACTIONS

The Company from time to time is advanced money from a shareholder for working capital with no interest, due on demand. As of September 30, 2007, the Company has $132,428 due to the shareholder as a current liability. The Company imputed interest at a rate of 8%, the rate at which the amount funded could be borrowed from a financial institution.

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized as of September 30, 2007 with a par value of $.001.

The Company has 0 shares of preferred stock issued and outstanding as of September 30, 2007.

There were no issuances of preferred stock during the nine months ended September 30, 2007 and 2006, respectively.

Common Stock

The Company has 50,000,000 shares of common stock authorized as of September 30, 2007 with a par value of $.001.

The Company has 3,770,083 shares of common stock issued and outstanding as of September 30, 2007.

There were no issuances of common stock during the years ended December 31, 2006 and 2005, and nine months ended September 30, 2007, respectively.

Options and Warrants

The were no options or warrants granted, or outstanding as of or during the years ended December 31, 2006 and 2005, and nine months ended September 30, 2007, respectively.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007 AND 2006

NOTE 7-	COMMITMENTS

Rental

The Company leases office space under an operating lease that is on an annual renewing term. The Company in June 2006, vacated their space and rented new space. The security deposit of $2,000 was refunded to the Company in July 2006. In June 2006, the Company entered into a new month-to-month lease for $1,300 per month, and paid a security deposit of $1,200.

Rent expense for the nine months ended September 30, 2007 and 2006 was $11,950 and $11,970, respectively.

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

At September 30, 2007 and 2006, the following represents a calculation of the deferred tax assets and liabilities:

	2007	2006
Accounts receivable allowance	(0)	(0)
Realized gains and losses	0	2,050
Change in valuation allowance	(0)	(2,050)
Total deferred tax assets (liabilities)	$0	$0

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2007 and 2006 is summarized below.

	2007	2006
Expected income tax benefit	43,400	6,800
State taxes, net of federal effect	2,000	3,000
Change in valuation allowance	(44,600)	(9,000)
Total expense (benefit)	$800	$800

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007 AND 2006

NOTE 9-	GOING CONCERN

As shown in the accompanying condensed financial statements the Company has incurred a loss of $71,031 and $85,578 for the nine months ended September 30, 2007 and 2006, respectively, and the Company has experienced cash shortages in the past that have been funded by the Company’s President. The Company has an accumulated deficit of $167,057 as of September 30, 2007. As of September 30, 2007, the Company has a working capital deficit of $162,837. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

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

Liquidity and Capital Resources.   We had cash of $3,227 as of September 30, 2007. Our accounts receivable were $21,076 as of September 30, 2007.  We also had $1,200 represented by a security deposit and $300 represented by prepaid expenses and other current assets.  Therefore our total current assets as of September 30, 2007 were $25,803.  We also had $16,859 represented by fixed assets, net of depreciation, as of September 30, 2007.  We also had a loan receivable in the amount of $20,500 as of September 30, 2007, to a company that is principally owned by one of our shareholders that owns less than one percent of our issued and outstanding shares. The loan is interest free and due on demand.  We hope that the loan will be repaid before December 31, 2007, as we recently made a demand to the holder to pay the amount of the note.

Our total assets as of September 30, 2007 were $63,162.   As of September 30, 2007, our current liabilities were $188,640, of which $56,212 was represented by accounts payable and accrued expenses, and $132,428 was represented by a related party advance.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in marketing expenses and the increases in legal and accounting costs we experienced due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Results of Operations.

For the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Revenues. We generated revenues of $18,564 for the three months ended September 30, 2007, as compared to $15,278 for the three months ended September 30, 2006. The slight increase in revenues from 2007 to 2006 was primarily due to new customers that we obtained.

Operating Expenses. For the three months ended September 30, 2007, our total operating expenses were $42,433, as compared to total operating expenses of $48,536 for the three months ended September 30, 2006. That decrease in operating expenses was the net effect of increases in bad debt and general and administrative expenses and a decrease in professional fees. Specifically, we had an increase in bad debt expenses for the three months ended September 30, 2007, to $11,018 as compared to $0 for the three months ended September 30, 2006. The increase was due to writing off as bad debt certain receivables that we did not believe we would be able to collect. We had a decrease in professional fees, which totaled $6,450 for the three months ended September 30, 2007 as compared to $31,583 for the three months ended September 30, 2006. We also had a increase in general and administrative expenses, which totaled $16,675 for the three months ended September 30, 2007, as compared to $6,572 for the three months ended September 30, 2006. Therefore, our net loss from operations before other income or expenses and provision for income taxes was $23,869 for the three months ended September 30, 2007, as compared to $33,258 for the three months ended September 30, 2006.

Other Income. For the three months ended September 30, 2007, we had no other income or losses. For the three months ended September 30, 2006, we had unrealized losses on marketable securities of $1,307, which we did not have for the current period. That loss on sale of those marketable securities in 2006 was due to decreasing share prices from the time at which we accepted that stock as payment for services compared to the time of sale.

Net Income or Loss. For the three months ended September 30, 2007, our net loss from operations was $23,869, as compared to the three months ended September 30, 2006, where our net loss was $34,565. The decrease in our net loss for the three months ended September 30, 2007, was due a decrease in operating expenses between the two periods, as discussed above.

For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Revenues. We generated revenues of $61,382 for the nine months ended September 30, 2007, as compared to $56,668 for the nine months ended September 30, 2006. We hope to engage additional clients and increase the amount of revenues that we generate.

Operating Expenses. For the nine months ended September 30, 2007, our total operating expenses were $137,214, as compared to total operating expenses of $138,137 for the nine months ended September 30, 2006. That decrease in operating expenses was the net effect of increases in wages and related expenses, bad debt and general and administrative expenses and a decrease in professional fees. Specifically, wages and related expenses increased to $35,301 for the nine months ended September 30, 2007, from $26,498 for the nine months ended September 30, 2006. The increase was due to engaging an additional employee in 2007. Our general and administrative expenses also increased to $40,088 for the nine months ended September 30, 2007, from $19,288 for the nine months ended September 30, 2006. Those increases were offset by a significant decrease in professional fees. Our professional fees, which totaled $34,355 for the nine months ended September 30, 2007 decreased from $68,626 for the nine months ended September 30, 2006. The decrease was due to significant legal and accounting expenses that were incurred in 2006 in connection with the preparation of our Registration Statement on Form 10-SB and the audit of our financial statements for the year ended December 31, 2005.  Therefore, our net loss from operations before other income or expenses and provision for income taxes was $75,832 for the nine months ended September 30, 2007, as compared to $81,469 for the nine months ended September 30, 2006.

Other Income. For the nine months ended September 30, 2007, other income was comprised only of $5,601 which was gain from the sale of an automobile. For the nine months ended September 30, 2006, we had rental income of $3,120, which we no longer have, because we moved from the premises where we had rental income from sublessees. For the nine months ended September 30, 2006, we also had unrealized losses on marketable securities of $6,447, which we did not have for the current period. That loss on sale of those marketable securities in 2006 was due to decreasing share prices from the time at which we accepted that stock as payment for services compared to the time of sale. Other than these items we had no other income or losses for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we had interest income of $18.

Net Income or Loss. For the nine months ended September 30, 2007, our net loss from operations before provision for income taxes of $800 was $70,231, making our net loss $71,031. This is in comparison to the nine months ended September 30, 2006, where our net loss was $84,778, and after provision for income tax of $800, was $85,578.

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

We had cash of $3,227 of September 30, 2007, which we estimate will be sufficient to fund our operations for the next month. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We have funded our operations from the advances from Ryan Neely, our president, secretary, chief financial officer and one of our directors. All of those advances are interest free and due on demand. As of September 30, 2007, $132,428 is due to Mr. Neely. We expect that the increased legal and accounting costs due to the reporting requirements of becoming a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

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

We believe that the current marketplace of EDGARization companies is highly fragmented, with literally dozens of small to medium size companies located throughout the country. As such, we believe that there is an opportunity for a publicly traded EDGARization company to acquire several, smaller and established EDGARization companies with already-established customer bases. We hope to use our common stock as payment for any potential acquisitions. Accordingly, we began researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. As of the date of this report, we have had informal discussions with potential acquisition candidates although we have not entered into any formal agreements. We cannot guaranty that we will acquire any other third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. Our acquisition strategy is designed to complement our core business.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Format, Inc., a Nevada corporation

Date: October 18, 2007	By:	/s/ Ryan Neely
Ryan Neely
Principal Executive Officer, Chief Financial Officer, President and a Director