Form 10KSB
period 2007-12-31
FORMAT INC
filed 2008-03-31
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended  December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___to___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes   [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [ ]

State issuer's revenues for its most recent fiscal year. $84,927.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2008, approximately $800,712.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 28, 2008, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one): [  ] Yes   [ x ]  No

PART I

Item 1. Description of Business.

Our Background. We were incorporated in Nevada on March 21, 2001. We are qualified to do business in California as Format Document Services, Inc.  On November 14, 2006, we filed a Registration Statement on Form 10-SB on a voluntary basis so that we would become a reporting issuer pursuant to the Securities and Exchange Act of 1934, which is a requirement for our common stock to become eligible for quotation on the OTC Bulletin Board. Our Registration Statement on Form 10-SB became effective on January 13, 2007. Our shares of common stock are currently eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “FRMT”.

During the last three years, our business operations have been negatively impacted by our inability to collect on certain accounts receivable balances, our inability to offer HTML EDGARization filing services and our lack of a significant number of customers. We have focused our business development on the following:

•
In 2005 and 2006, we implemented HTML (Hypertext Markup Language) and unofficial PDF (Portable Document Format) EDGARization filing services in order to update our service offerings and improve our ability to compete with other providers of EDGARization services.

•	In 2007, we have been actively marketing and promoting our services to increase the number of clients that we service.

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

We offer HTML (Hypertext Markup Language) and unofficial PDF (Portable Document Format) filing service for those clients who prefer their documents to appear similar to their original format. We believe we use the most current EDGARization software, which allows for filings to be transmitted via the Internet for no fee instead of the older, slower, dial-up method. Documents still require much work to conform to the requirements of the EDGAR system. We receive the documents to be EDGARized via email in PDF, Microsoft Word or Excel format.  In order to convert that document to an HTML document, our edgarizer will do the following to prepare a document for filing with the SEC:

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

Employees. As of March 28, 2008, we have one full-time employee and one part-time employee. Mr. Neely, our president, chief financial officer, secretary and one of our directors, currently devotes approximately 90% of his business time to our operations. We do not currently anticipate that we will hire any employees in the next six months, unless we significantly increase our revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our expansion and business development.

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

Risks Related to our Business:

We have had operating losses since formation and expect to incur net losses for the foreseeable future. We have reported net losses of $106,406 for the year ended December 31, 2007, and net losses of $106,569 and $49,585 for the fiscal years ended December 31, 2006 and 2005, respectively. We anticipate that we will lose money in the foreseeable future and we may not be able to achieve profitable operations. In order to achieve profitable operations, we need to generate more significant revenues and expand our customer base. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

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

We have been relying, and expect to continue to rely, on Mr. Neely to provide interest free loans to pay for many of our expenses. We owe Mr. Neely a total of $132,428 as of December 31, 2007. We cannot guaranty that Mr. Neely will continue to provide interest free loans to us.

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

Item 2. Description of Property.

Property held by us. As of the December 31, 2007 and 2006, we held no real property and do not presently own any interests in real estate

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

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information. Our common shares are eligible for quotation on the Pink Sheets under the symbol “FRMT”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 28, 2008, shares of our common stock have been traded only once, with a quoted price $2.00 per share as of July 11, 2007.

Reports to Security Holders.  We became a reporting company pursuant to the Securities and Exchange Act of 1934 on January 13, 2007, which was 60 days after the filing of our Registration Statement on Form 10-SB.  Since that time, we have been required to provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements. The public may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders.

There have been no cash dividends declared on our common stock.  Dividends are declared at the sole discretion of our Board of Directors.

As of March 28, 2008, there were 56 record holders of our common stock.

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

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2007, for the sale of registered securities.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2007 and 2006, together with notes thereto included in this Form 10-KSB.

For the year ended December 31, 2007 as compared to the same period ended December 31, 2006.

Results of Operations.

Revenues. We generated revenues of $84,927 for the year ended December 31, 2007, as compared to $80,659 for the year ended December 31, 2006.  The increase in revenues from 2006 to 2007 was primarily due to the fact that we were able to engage additional clients and perform more work than the year before.  Prior to 2006, we EDGARized most of our clients’ documents in ASCII which we believe is an inferior format to HTML. We believe that our ability to file all documents in HTML will improve our ability to compete with other providers of EDGARization services.

Operating Expenses. For the year ended December 31, 2007, our total operating expenses were $196,134, as compared to total operating expenses of $187,126 for the year ended December 31, 2006. The increase in total operating expenses is primarily due to an increase in bad debt expense of $36,049 for the year ended December 31, 2007 as compared to only $3,049, for the year ended December 31, 2006, which is due to being unable to collect on amounts owed us on certain accounts. The change is also partially due to an increase in wages and related expenses for the year ended December 31, 2007 to $67,496 as compared to $64,066 for the year ended December 31, 2006. The increase was due to additional time worked in 2007. We also had a decrease in professional fees, which totaled $39,195 as compared to $63,965 for the year ended December 31, 2006.  The decrease was due to the fact that we did not have additional legal and accounting expenses incurred in preparing our Registration Statement on Form 10-SB and amendments to that registration statement, which was filed in 2006.

Other Income.  For the year ended December 31, 2007, we had total other income of $5,601, as compared to a total other expense of ($3,302) for the year ended December 31, 2006. For the year ended December 31, 2007, we had $5,601 gain on the sale of an automobile, while for the year ended December 31, 2006, other income was comprised primarily of $3,120 of rental income which was from the sub-lease of our office space to an unrelated party.  We had no rental income for the year ended December 31, 2007.  For the year ended December 31, 2006, we also had unrealized losses on marketable securities of $6,447 as compared to none the year ended December 31, 2007. That loss on sale of those marketable securities in 2006 was due to decreasing share prices from the time at which we accepted that stock as payment for services compared to the time of sale. Other than the rental income, the losses on marketable securities, and interest income of $25, we had no other income or losses for the year ended December 31, 2006.  For the year ended December 31, 2007, we had no interest income.

Net Income or Loss.  For the year ended December 31, 2007, our net loss from operations before provision for income taxes of $800 was $105,606, making our net loss $106,406.  This is in comparison to the year ended December 31, 2005, where our net loss was $109,769, due to a benefit of $3,200 for the income tax.  Our net loss for the year ended December 31, 2007 was nearly identical as compared to the prior year, despite an increase in operating expense between the two periods, and an increase in revenue, as discussed above.

Liquidity and Capital Resources.  We had cash of $5,583 as of December 31, 2007, compared to cash of $9,941 as of December 31, 2006. We had less cash as of December 31, 2007, due to the difficulty of collecting on our accounts receivable. Our accounts receivable decreased to $15,235 as of December 31, 2007, as compared to $29,605 as of December 31, 2006, due to our inability to collect certain receivables in a timelier manner. Therefore, our total current assets decreased to $38,287 as of December 31, 2007 from total current assets of $48,596 as of December 31, 2006.  As of December 31, 2006, the total of our property and equipment, less accumulated depreciation, was a net value of $18,859, compared to the net value of $15,069 for our property and equipment, less accumulated depreciation, as of December 31, 2007.  We also have a loan receivable in the amount of $20,500 as of December 31, 2007 and 2006, from a company that is principally owned by one of our shareholders that owns less than one percent of our issued and outstanding shares. As of December 31, 2007, collectability of the loan is uncertain and an allowance has been setup for the full amount due of $20,500. The loans are interest free and due on demand. The loan receivable decreased from 2005 to 2006 due to payments made by one of the borrowers. Providing loans to these related parties negatively impacted our liquidity during 2005 and forced us to borrow additional capital from our sole officer.

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

Our total assets as of December 31, 2007 were $38,287, as compared to total assets of $87,955 for December 31, 2006.  The decrease in our total assets as between the two years was due primarily to a decrease in available cash and the decrease in account receivables as of December 31, 2007.

As of December 31, 2007, our current liabilities were $199,140, of which $66,712 was represented by accounts payable and accrued expenses, as compared to December 31, 2006, where we had current liabilities of $142,402, of which $49,631 was represented by accounts payable and accrued expenses. However, the increase in current liabilities is due primarily to the increase in related party advance from $92,771 as of December 31, 2006, to $132,428 as of December 31, 2007.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors compared. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

Other than the increases in legal and accounting costs we experienced due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

We had cash of $5,583 as of December 31, 2007, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  For the year ended December 31, 2007, we were advanced $39,657, making our total amount due to Mr. Neely $132,428, as compared to $56,117 advanced during the year ended December 31, 2006, with a total amount due as of that date of only $92,771.  All of those loans are interest free and due on demand. We used those funds to pay our auditors for the audit of our financial statements. We expect that the increased legal and accounting costs due to the reporting requirements of becoming a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

We are attempting collection on our related party loans receivable to help improve our liquidity position during the next twelve months.  We hope that the loans will be repaid before December 31, 2008. However, as of December 31, 2007, collectability of the loan is uncertain and an allowance has been setup for the full amount due of $20,500. We cannot guaranty that we will be repaid that amount owed pursuant to the note which will affect our liquidity.

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

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Format, Inc.

We have audited the accompanying balance sheet of Format, Inc. as of December 31, 2007 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Format, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital, incurred significant losses, and has an accumulated deficit of $202,432 as of December 31, 2007. As discussed in Note 1, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben
Jonathon P. Reuben CPA, An Accountancy Corporation Torrance, California March 15, 2008

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

/s/ Michael Pollack CPA
Cherry Hill, New Jersey January 28, 2007

FORMAT, INC.
BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash	$5,583
Accounts receivable, net	15,235
Loan receivable, net	-
Security deposit	1,200
Prepaid expenses and other current assets	1,200
Total current assets	23,218

PROPERTY AND EQUIPMENT, NET	15,069

TOTAL ASSETS	$38,287

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$66,712
Due to related party	132,428
Total current liabilities	199,140

TOTAL LIABILITIES	199,140

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares
authorized and 0 shares issued and outstanding	-
Common stock, par value $0.001 per share, 50,000,000 shares
authorized and 3,770,083 shares issued and outstanding	3,770
Additional paid-in capital	37,809
Accumulated deficit	(202,432)
Total stockholders' (deficit)	(160,853)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$38,287

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

REVENUE	$84,927	$80,659

OPERATING EXPENSES
Wages and wage related expenses	67,496	64,066
Professional fees	39,195	63,965
General and administrative expenses	32,663	27,961
Bad debt expense	36,049	3,049
Rent expense	14,440	15,720
Depreciation expense	6,291	12,365

Total operating expenses	196,134	187,126

NET LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)
AND (PROVISION) BENEFIT FOR INCOME TAXES	(111,207)	(106,467)

OTHER INCOME (EXPENSE)
Rental income	-	3,120
Gain on sale of automobile	5,601	-
Loss on sale of marketable securities	-	(6,447)
Interest income	-	25

Total other income (expense)	5,601	(3,302)

NET LOSS FROM OPERATIONS BEFORE (PROVISION) BENEFIT
FOR INCOME TAXES	(105,606)	(109,769)

(Provision) benefit for income taxes	(800)	3,200

NET (LOSS) APPLICABLE TO SHARES	$(106,406)	$(106,569)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (DATAMAT)	3,770,083	3,770,083

The accompanying notes are an integral part of these ~~f~~inancial statements.

FORMAT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance - January 1, 2006	3,770,083	$3,770	$37,809	$10,543	$52,122

Net loss for the year	-	-	-	(106,569)	(106,569)

Balance - December 31, 2006	3,770,083	3,770	37,809	(96,026)	(54,447)

Net loss for the year	-	-	-	(106,406)	(106,406)

Balance - December 31, 2007	3,770,083	$3,770	$37,809	$(202,432)	$(160,853)

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
 STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(106,406)	$(106,569)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Depreciation	6,291	12,365
Bad debt reserve	36,049	1,385
Gain on sale of automobile	(5,601)
Loss on sale of marketable securities	-	6,447
Net changes in operating assets and liabilities:
Decrease in marketable securities, at fair value	-	12,030
(Increase) decrease in accounts receivable	(1,178)	6,633
(Increase) decrease in prepaid expenses and other current assets	6,650	(2,411)
Decrease in security deposits	-	800
Increase in accounts payable and accrued expenses	17,081	12,245
Net cash (used in) operating activities	(47,114)	(57,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in due from related party	-	1,000
Proceeds from sale of automobile	10,000	-
Acquisition of property and equipment	(6,900)	(6,898)
Net cash provided by (used in) investing activities	3,100	(5,898)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	39,656	56,117
Net cash provided by financing activities	39,656	56,117

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,358)	(6,856)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,941	16,797

CASH AND CASH EQUIVALENTS - END OF YEAR	$5,583	$9,941

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$800	$800
Cash paid during the year for interest expense	$-	$-

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Accounts receivable paid off with marketable securities.	$-	$18,447

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Format, Inc. (the “Company”) was incorporated in the State of Nevada on March 21, 2001.  The Company provides transactional financial, corporate reporting, commercial and digital printing for its customers. The Company receives its clients’ information in a variety of formats and reprocesses it for distribution typically in print, digital or internet formats. The Company provides services throughout the United States, Canada and China.

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

Commercial and digital printing consists of annual reports, sales and marketing literature, newsletters and other custom-printed products.

Going Concern
As shown in the accompanying financial statements the Company has incurred a loss of $106,406 and $106,569 for the years ended December 31, 2007 and 2006, respectively. The Company has experienced cash shortages that have been funded by the Company’s President. The Company has an accumulated deficit of $202,432 and a working capital deficit of $175,922 for the year ended December 31, 2007. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management’s plans to mitigate the effects that give rise to the conditions involve more aggressive marketing strategies towards small publicly reporting companies.  This marketing will include working closely with lawyers, associations and investment advisors.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassification

Certain reclassifications have been made to conform the prior period financial statement amounts to the current period presentation for comparative purposes.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable are reported at the customer’s outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of December 31, 2007 and 2006 an allowance of $15,200 and $6,060, respectively, is required.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method on the estimated useful lives of the assets, generally ranging from three to seven years.  Expenditures of major renewals and improvements that extended the useful lives of property and equipment are capitalized.  Expenditures for repairs and maintenance are charged to expense as incurred.  Leasehold improvements are amortized using the straight-line method over the shorter or the estimated useful life of the asset or the lease term. Gains or losses from retirements or sales are credited or charged to income.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2007. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their face value.

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

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Concentrations

For the year ended December 31, 2007, there were no significant concentrations of customers.  For the year ended December 31, 2006 the Company derived 35% of its operating revenue from two customers.

The Company’s cash balance in financial institutions at times may exceed federally insured limits of $100,000.

Loss Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the years ended December 31, 2007 and 2006, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at December 31, 2007 and 2006.

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

At December 31, 2006 all realized and unrealized gains and losses are reflected in other income (expense) in the statement of operations.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The marketable securities held by the Company during 2006 were from active trading public reporting companies. The values of these companies’ common stock were readily determinable. The carrying amount of these marketable securities approximated the fair value. The Company calculated the realized and unrealized gains and losses based on the values for the period presented.

The Company received these securities as full payment on a trade receivable.

Recent Accounting Pronouncements

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption.  This Statement permits application to eligible items existing at the effective date (or early adoption date).  The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), Business Combinations.   This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to:

•	The formation of a joint venture
•	The acquisition of an asset or a group of assets that does not constitute a business
•	A combination between entities or businesses under common control
•	A combination between not-for-profit organizations
•	The acquisition of a for-profit business by a not-for-profit organization

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160 - In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

•   The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.

•  The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

•  Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

•  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

•  Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 161 - In December 2007, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

SAB No. 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 3	LOAN RECEIVABLE

As of December 31, 2007 and 2006, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At December 31, 2007 collectability is uncertain and an allowance has been setup for the full amount due of $20,500.

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2007 and 2006.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

	2007	2006
Office machinery and equipment	$34,895	$27,994
Furniture and fixtures	2,011	2,011
Automobile	-	32,259
	36,906	62,264
Less: Accumulated depreciation	(21,837)	(43,405)

	$15,069	$18,859

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $6,291 and $12,365, respectively.

In January 2007, the Company sold an automobile for $10,000. The basis of the automobile at the time of the sale was $4,399, resulting in a gain on the sale of $5,601.

NOTE 5	RELATED PARTY TRANSACTION

The Company has a payable to a stockholder of the Company for advances received.  These advances are unsecured and due on demand.  For the years ended December 31, 2007 and 2006, the Company was advanced $39,657 and $56,117, respectively.  The total amount due at December 31, 2007 and 2006 amounted to $132,428 and $92,771, respectively.

NOTE 6                      INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 1019).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company’s income tax provision for the years ended December 31, 2007 and 2006 consist of:

	2007	2006
Current income tax expense	$800	$2,000
Expected income tax benefit	37,440	21,000
Change in valuation allowance	(37,440)	(26,200)

	$800	$(3,200)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except for the following:

On January 7, 2008, we were notified that effective January 1, 2008, Michael Pollack CPA, LLC (“Pollack”) had merged into the accounting firm of KBL, LLP, and that Pollack resigned as independent registered public accounting firm for us. A copy of Pollack’s letter to the Securities and Exchange Commission regarding the resignation is included as Exhibit 16.2 to Form 8-K, which was filed on January 15, 2008.

The reports of Pollack on our financial statements for each of the years ended December 31, 2006 and 2005, contained an explanatory paragraph relating to our ability to continue as a going concern. Other than this report modification, the reports of Pollack on our financial statements as of and for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

We engaged Jonathon P. Reuben, CPA, an Accountancy Corporation, as its new independent auditors, effective as of January 11, 2008, to audit our financial statements for the year ended December 31, 2007, and to perform procedures related to the financial statements included in our current reports on Form 8-K and quarterly reports on Form 10-QSB.

The decision to engage Jonathon P. Reuben, CPA, an Accountancy Corporation, was approved by our Board of Directors on January 11, 2008.

During our two most recent fiscal years and the subsequent interim period through January 7, 2007, the date of resignation, there were no disagreements with Pollack on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Pollack, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-B during our two most recent fiscal years and the subsequent interim period through January 7, 2007, the date of resignation.

Other than in connection with the engagement of Jonathon P. Reuben, CPA, an Accountancy Corporation, by us, during our two most recent fiscal years ended December 31, 2006 and 2005, and through January 7, 2007, we did not consult Jonathon P. Reuben, CPA, an Accountancy Corporation, regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or the related instructions thereto or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-B.

We made the contents of this disclosure available to Pollack and requested it to furnish a letter to the Securities and Exchange Commission as to whether Pollack agrees or disagrees with, or wishes to clarify our expression of its views. A copy of Pollack’s letter to the Securities and Exchange Commission is included as Exhibit 16.2 to this Form 8-K, which was filed on January 15, 2008

Item 8A(T). Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Ryan A. Neely	36	president, secretary, chief financial officer, director
Robert D. Summers	38	director

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

Robert D. Summers.   Mr. Summers has been one of our directors since February 2003.  Since 1996 to the present, Mr. Summers has been employed as a staff accountant with Frankel & Summers, CPAs, which is an accounting firm in Laguna Hills, California.   Mr. Summers earned his Bachelor of Science degree in Business in 1996 from California State University at Fullerton.  Mr. Summers is not an officer or director of any other reporting company.

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

Item 10. Executive Compensation

Summary Compensation Table.  The compensation of the named executive officers for the last two completed fiscal years ended December 31, 2007 and December 31, 2006 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ryan Neely President CFO, Secretary	2007	$32,500	0	0	0	0	0	$0	$32,500
	2006	$10,600	0	0	0	0	0	$22,669	$33,269

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2007, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Ryan Neely	0	0	0	0	0	0	0	0	0

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

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ryan Neely	0	0	0	0	0	0	0
Robert Summers	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 28, 2008, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. From time to time, Ryan Neely, our president, chief financial officer, secretary and one of our directors advances money to us for working capital with no interest, due on demand. As of December 31, 2007 and 2006, we have $132,428 and $92,771 respectively, due to Mr. Neely as a current liability.

In 2005, we loaned $21,500 to a company that is principally owned by one of our shareholders that owns less than one percent of our issued and outstanding shares. The loan is interest free and is due on demand. The loan was made to this company based on the business the company was conducting, and the fact that they were planning on going public and utilizing our services.

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
3.2           Bylaws*
4.             Specimen Stock Certificate*
14.           Code of Ethics*
16.           Letter on Change in Certifying Accountant*
31            Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.
32            Section 906 Certification by Chief Executive Officer and Chief Financial Officer.

*              Included in Registration Statement on Form 10-SB filed on November 14, 2006.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB and Form 10-SB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $18,000 and $36,586, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2007, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2007, we were billed a total of $7,675 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements for the fiscal year ended December 31, 2006, we were billed a total of $9,175 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2007 and December 31, 2006, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $875 and $2,000 respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Juan Capistrano, California, on March 28, 2008.

Format, Inc. a Nevada corporation

Dated: March 28, 2008	By:	/s/ Ryan Neely
Ryan Neely Principal Executive Officer, Chief Financial Officer President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ryan Neely	March 28, 2008
Ryan Neely Principal Executive Officer, Principal Accounting Officer, President, Secretary, Treasurer and a director

/s/ Robert Summers	March 28, 2008
Robert Summers Director