Form 10-Q
period 2008-03-31
FORMAT INC
filed 2008-05-09
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission File Number: 000-52213
Format, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3553 Camino Mira Costa, Suite E, San Clemente, California 92672
(Address of principal executive offices)

949-481-9203
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 8, 2008, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FORMAT, INC.
BALANCE SHEET
MARCH 31, 2008
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$4,240
Accounts receivable, net	20,123
Loan receivable, net	-
Security deposit	1,200
Prepaid expenses and other current assets	900
Total current assets	26,463

PROPERTY AND EQUIPMENT, NET	13,524

TOTAL ASSETS	$39,987

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$67,546
Income taxes payable	800
Due to related party	147,428
Total current liabilities	215,774

TOTAL LIABILITIES	215,774

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000
shares authorized and 0 shares issued and outstanding	-
Common stock, par value $0.001 per share, 50,000,000
shares authorized and 3,770,083 shares issued and outstanding	3,770
Additional paid-in capital	37,809
Accumulated deficit	(217,366)
Total stockholders' (deficit)	(175,787)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$39,987

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

REVENUE	$23,108	$24,536

OPERATING EXPENSES
Wages and wage related expenses	15,147	16,537
Professional fees	12,617	22,613
Rent expense	4,050	3,850
Depreciation expense	1,546	1,458
Other general and administrative expenses	3,882	9,223

Total operating expenses	37,242	53,681

LOSS FROM OPERATIONS	(14,134)	(29,145)

OTHER INCOME
Gain on sale of automobile	-	5,601

Total other income	-	5,601

LOSS BEFORE PROVISION FOR INCOME TAXES	(14,134)	(23,544)

Provision for income taxes	(800)	(800)

NET LOSS	$(14,934)	$(24,344)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
 STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,934)	$(24,344)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,546	1,458
Gain on sale of automobile	-	(5,601)
Net changes in operating assets and liabilities:
Accounts receivable	(4,888)	(10,024)
Prepaid expenses and other current assets	300	6,950
Accounts payable and accrued expenses	1,633	14,575
Net cash used in operating activities	(16,343)	(16,986)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of automobile	-	10,000
Net cash provided by investing activities	-	10,000

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	15,000	4,657
Net cash provided by financing activities	15,000	4,657

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,343)	(2,329)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,583	9,941

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,240	$7,612

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$800	$800
Cash paid during the year for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in Format Inc.’s Form 10-KSB for the year ended December 31, 2007.

Going Concern

As shown in the accompanying financial statements the Company has an accumulated deficit of $217,366 and a working capital deficit of $189,311 as of March 31, 2008. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management’s plans to mitigate the effects that give rise to the conditions involve more aggressive marketing strategies towards small publicly reporting companies.  This marketing will include working closely with lawyers, associations and investment advisors.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of March 31, 2008 an allowance of $15,200 is required.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2008, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2008. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Revenue Recognition

The Company generates revenue from professional services rendered to customers either at time of delivery or completion, where collectibility is probable. The Company’s fees are fixed.

Stock-Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

As of December 31 2007, the Company had no options outstanding.

Concentrations

For the three months ended March 31, 2008, three customers accounted for 36% revenues.

For the three months ended March 31, 2007, three customers accounted for 51% of revenues.

The Company’s cash balance in financial institutions at times may exceed federally insured limits of $100,000.

Loss Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the three months ended March 31, 2008 and 2007, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at March 31, 2008 and 2007.

Recent Accounting Pronouncements

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
MARCH 31, 2008
(UNAUDITED)

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

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

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

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 3	LOAN RECEIVABLE

As of March 31, 2008 and 2007, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At March 31, 2008 collectability is uncertain and an allowance has been setup for the full amount due of $20,500.

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2008:

Office machinery and equipment	$34,895
Furniture and fixtures	2,011
36,906
Less: Accumulated depreciation	(23,382)

$13,524

Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $1,546 and $1,458, respectively.

In January 2007, the Company sold an automobile for $10,000. The carrying value of the automobile at the time of the sale was $4,399, resulting in a gain on the sale of $5,601.

NOTE 5	RELATED PARTY TRANSACTION

A stockholder of the Company has made advances to the Company which are unsecured and due on demand.  For the three months ended March 31, 2008 and 2007, the Stockholder advanced $15,000 and $4,657, respectively.  The total amount due at March 31, 2008 was $147,428.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 6	INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company’s income tax provision for the three months ended March 31, 2008 and 2007 consist of:

	2008	2007
Current income tax expense	$800	$800
Expected income tax benefit	39,360	43,200
Change in valuation allowance	(39,360)	(43,200)

	$800	$800

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

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

Liquidity and Capital Resources.   We had cash of $4,240 as of March 31, 2008. Our accounts receivable were $20,123 as of March 31, 2008.  We also had $1,200 represented by a security deposit and $900 represented by prepaid expenses and other current assets.  Therefore our total current assets as of March 31, 2008 were $26,463.  We also had $13,524 represented by fixed assets, net of depreciation, as of March 31, 2008.

Our total assets as of March 31, 2008 were $39,987.   As of March 31, 2008, our current liabilities were $215,774, of which $67,546 was represented by accounts payable and accrued expenses, $800 was represented by income taxes payable, and $147,428 was represented by a related party advance.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in marketing expenses and the increases in legal and accounting costs we experienced due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended March 31, 2008 and March 31, 2007.

Results of Operations.

Revenues.  We generated revenues of $23,108 for the three months ended March 31, 2008, as compared to $24,536 for the three months ended March 31, 2007. The slight decrease in revenues is due to the fact that we stopped providing services to certain clients that did not pay us.. We hope our revenues will increase as we actively market and promote our services.

Operating Expenses. For the three months ended March 31, 2008, our total operating expenses were $37,242, as compared to total operating expenses of $53,681 for the three months ended March 31, 2007. The decrease in total operating expenses is due to a decrease in wages and related expenses for the three months ended March 31, 2008, to $15,147 as compared to $16,537 for the three months ended March 31, 2007. The decrease was due to having fewer clients in 2008. We also had a decrease in professional fees, which totaled $12,617 for the three months ended March 31, 2008 as compared to $22,613 for the three months ended March 31, 2007. The decrease was due to lower legal and accounting expenses incurred in 2008. We also had a decrease in general and administrative expenses, which totaled $3,882 for the three months ended March 31, 2008 as compared to $9,223 for the three months ended March 31, 2007. Our professional fees and general and administrative expenses were higher in 2007 due to the costs associated with becoming a public company.  Therefore, our net loss from operations before other income or expenses and provision for income taxes was $14,134 for the three months ended March 31, 2008, as compared to $29,145 for the three months ended March 31, 2007.

Other Income.  For the three months ended March 31, 2008, we had no other income, as compared to the three months ended March 31, 2007, where our other income was comprised of $5,601 which was gain from the sale of an automobile.

Net Income or Loss. For the three months ended March 31, 2008, our net loss from operations before provision for income taxes of $800 was $14,134, making our net loss $14,934. This is in comparison to the three months ended March 31, 2007, where our net loss was $23,544, and after provision for income tax of $800, was $24,344. The decrease in our net loss for the three months ended March 31, 2008, was due a decrease in operating expense between the two periods, and the slight decrease in revenue, as discussed above.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, we must increase the number of clients we service and actively market and promote our services. Although our revenues have decreased slightly from 2007 to 2008, we believe that our ability to file all documents in HTML has significantly improved our ability to compete with other providers of EDGARization services. We hope to increase our number of clients by meeting with our referral sources, such as accountants and attorneys, to understand how we can better service their clients’ needs and how we can obtain EDGARization work from clients of theirs that currently use another provider. We believe that referrals will continue to comprise a majority of our business, and we hope to nurture and care for the relationships we have so that we can attract more clients.

We have also initiated a direct marketing campaign to newly public and small public companies. We believe that many smaller public companies are particularly sensitive to pricing. Therefore, we have targeted those companies as potential customers. We plan to mail information with pricing specials as well as make direct marketing calls to those companies in an effort to attract their business.

We had cash of $4,240 of March 31, 2008, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. On August 9, 2006, Ryan Neely, our president, secretary, chief financial officer and one of our directors, loaned us $24,000. On August 31, 2006, Mr. Neely loaned us an additional $24,000. On November 10, 2006, Mr. Neely loaned us an additional $20,000. On February 28, 2007, Mr. Neely loaned us an additional $15,000.  During the three months ended March 31, 2008, Mr. Neely loaned us an additional $4,657.   All of those loans are interest free and due on demand. We used those funds to pay our auditors for the audit of our financial statements. We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

We are attempting collection on our related party loans receivable to help improve our liquidity position during the next twelve months.  We hope that the loans will be repaid before December 31, 2008. However, as of March 31, 2008, collectability of the loan is uncertain and an allowance has been setup for the full amount due of $20,500. We cannot guaranty that we will be repaid that amount owed pursuant to the note which will affect our liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

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

Format, Inc., a Nevada corporation

May 9, 2008	By:	/s/ Ryan Neely
Ryan Neely Principal Executive Officer, Chief Financial Officer, President and a Director