Form 10-Q
period 2008-06-30
FORMAT INC
filed 2008-08-14
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 13, 2008, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FORMAT, INC.
BALANCE SHEETS

	June 30, 2008(unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$11,706	$5,583
Accounts receivable, net	24,597	15,235
Loan receivable, net	-	-
Security deposit	1,200	1,200
Prepaid expenses and other current assets	600	1,200
Total current assets	38,103	23,218

PROPERTY AND EQUIPMENT, NET	12,002	15,069

TOTAL ASSETS	$50,105	$38,287

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$71,560	$65,912
Income taxes payable	800	800
Due to related party	151,428	132,428
Total current liabilities	223,788	199,140

TOTAL LIABILITIES	223,788	199,140

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized and
0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized and
3,770,083 shares issued and outstanding	3,770	3,770
Additional paid-in capital	37,809	37,809
Accumulated deficit	(215,262)	(202,432)
Total stockholders' (deficit)	(173,683)	(160,853)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$50,105	$38,287

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$39,110	$18,282	$62,218	$42,818

OPERATING EXPENSES
Wages and wage related expenses	15,219	16,078	30,366	32,615
Professional fees	6,325	5,292	18,942	27,905
Rent expense	3,750	4,050	7,800	7,900
Depreciation expense	1,521	1,490	3,067	2,948
Other general and administrative expenses	10,191	14,190	14,073	23,413

Total operating expenses	37,006	41,100	74,248	94,781

INCOME (LOSS) FROM OPERATIONS	2,104	(22,818)	(12,030)	(51,963)

OTHER INCOME
Gain on sale of automobile	-	-	-	5,601

Total other income	-	-	-	5,601

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	2,104	(22,818)	(12,030)	(46,362)

Provision for income taxes	-	-	(800)	(800)

NET INCOME (LOSS)	$2,104	$(22,818)	$(12,830)	$(47,162)

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$0.00	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083	3,770,083	3,770,083

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
 STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,830)	$(47,162)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,067	2,948
Gain on sale of automobile	-	(5,601)
Net changes in operating assets and liabilities:
Accounts receivable	(9,362)	(11,223)
Prepaid expenses and other current assets	600	7,250
Accounts payable and accrued expenses	5,648	6,653
Net cash used in operating activities	(12,877)	(47,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of automobile	-	10,000
(Acquisition) of fixed assets	-	(6,900)
Net cash provided by investing activities	-	3,100

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	19,000	39,656
Net cash provided by financing activities	19,000	39,656

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,123	(4,379)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,583	9,941

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,706	$5,562

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$800	$800
Cash paid during the year for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  As shown in the accompanying financial statements the Company has an accumulated deficit of $215,262 and a working capital deficit of $185,685 as of June 30, 2008. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of June 30, 2008 an allowance of $16,100 is required.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2008, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2008. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

As of June 30, 2008, the Company had no options outstanding.

Concentrations

The Company has derived 42% of its operating revenue from four customers, for the six months ended June 30, 2008 and 2007, respectively.

The Company’s cash balance in financial institutions at times may exceed federally insured limits of $100,000.

Loss Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the six months ended June 30, 2008 and 2007, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at June 30, 2008 and 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. If and when the Company acquires one or more entities in the future, it will apply SFAS 141(R) for the purposes of accounting for such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,"Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. the Company presently has no such noncontrolling interests. If and at such time as such an interest exists, it will apply SFAS 160.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 in the first quarter of 2009 and currently expect such adoption to have no impact on its results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for Format, Inc. in the first quarter of 2009. The Company presently has no such intangible assets. If and at such time as such assets are acquired, the Company will apply SFAS 160.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on our results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for Format, Inc. in the first quarter of 2009. We are currently assessing the impact of EITF 03-6-1, but do not expect that such adoption will have a material effect on our results of operations, financial position, or cash flows.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 3	LOAN RECEIVABLE

As of June 30, 2008 and 2007, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At June 30, 2008 collectability is uncertain and an allowance has been setup for the full amount due of $20,500.

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2008:

Office machinery and equipment	$34,895
Furniture and fixtures	2,011
36,906
Less: Accumulated depreciation	(24,904)

$12,002

Depreciation expense for the three months ended June 30, 2008 and 2007 amounted to $1,521 and $1,490, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $3,067 and $2,948, respectively.

In January 2007, the Company sold an automobile for $10,000. The carrying value of the automobile at the time of the sale was $4,399, resulting in a gain on the sale of $5,601.

NOTE 5	RELATED PARTY TRANSACTION

A stockholder of the Company has made advances to the Company which are unsecured and due on demand.  For the six months ended June 30, 2008 the Stockholder advanced $25,000 to the Company and was repaid $6,000.  For the six months ended June 30, 2007 the stockholder advanced $39,656 to the Company.  The total amount due at June 30, 2008 was $151,428.

NOTE 6	INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 1019).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The components of the Company’s income tax provision for the six months ended June 30, 2008 and 2007 consist of:

	2008	2007
Current income tax expense	$800	$800
Expected income tax benefit	40,560	44,600
Change in valuation allowance	(40,560)	(44,600)

	$800	$800

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

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

Liquidity and Capital Resources.   We had cash of $11,706 as of June 30, 2008. Our accounts receivable were $24,597 as of June 30, 2008.  We also had $1,200 represented by a security deposit and $600 represented by prepaid expenses and other current assets.  Therefore our total current assets as of June 30, 2008 were $38,103.  We also had $12,002 represented by fixed assets, net of depreciation, as of June 30, 2008.

Our total assets as of June 30, 2008 were $50,105.   As of June 30, 2008, our current liabilities were $223,788, of which $71,560 was represented by accounts payable and accrued expenses, $800 was represented by income taxes payable, and $151,428 was represented by a related party advance.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in marketing expenses and the increases in legal and accounting costs we experienced due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended June 30, 2008 and June 30, 2007.

Results of Operations.

Revenues.   We generated revenues of $39,110 for the three months ended June 30, 2008, as compared to $18,282 for the three months ended June 30, 2007. The increase in revenues was primarily due to the fact that we had more clients and performed more work during the three months ended June 30, 2008 as compared to 2007.

Operating Expenses. For the three months ended June 30, 2008, our total operating expenses were $37,006, as compared to total operating expenses of $41,100 for the three months ended June 30, 2007. The decrease in total operating expenses is due primarily to a decrease in general and administrative expenses for the three months ended June 30, 2008, to $10,191 as compared to $14,190 for the three months ended June 30, 2007.  Therefore, our net income before provision for income taxes was $2,104 for the three months ended June 30, 2008, as compared to a net loss before provision for income taxes, was $22,818 for the three months ended June 30, 2007.

For the six months ended June 31, 2008 and June 31, 2007.

Results of Operations.

Revenues.   We generated revenues of $62,218 for the six months ended June 31, 2008, as compared to $42,818 for the six months ended June 31, 2007. The increase in revenues was primarily due to the fact that we had more clients and performed more work during the six months ended June 30, 2008 as compared to 2007.

Operating Expenses. For the six months ended June 31, 2008, our total operating expenses were $74,248, as compared to total operating expenses of $94,781 for the six months ended June 31, 2007. The decrease in total operating expenses is due to decreases in certain of our operating expenses.  We had a decrease in professional fees, which totaled $18,942 for the six months ended June 31, 2008 as compared to $27,905 for the six months ended June 31, 2007. The decrease was due to lower legal and accounting expenses incurred in 2008. We also had a decrease in general and administrative expenses, which totaled $14,073 for the six months ended June 31, 2008 as compared to $23,413 for the six months ended June 31, 2007. Our professional fees and general and administrative expenses were higher in 2007 due to the costs associated with becoming a public company.  Therefore, our net loss from operations before other income or expenses and provision for income taxes was $12,030 for the six months ended June 31, 2008, as compared to $51,963 for the six months ended June 31, 2007.

Other Income.  For the six months ended June 31, 2008, we had no other income, as compared to the six months ended June 31, 2007, where our other income was comprised of $5,601 which was gain from the sale of an automobile.

Net Income or Loss. For the six months ended June 31, 2008, our net loss from operations before provision for income taxes of $800 was $12,030 making our net loss $12,830. This is in comparison to the six months ended June 31, 2007, where our net loss was $46,362, and after provision for income tax of $800, was $47,162. The decrease in our net loss for the six months ended June 31, 2008, was due a decrease in operating expenses between the two periods, and the increase in revenue, as discussed above.

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

We had cash of $11,706 of June 30, 2008, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Ryan Neely, our president, secretary, chief financial officer and one of our directors, has made advances to us which are unsecured and due on demand. As of June 30, 20, he total amount due was $151,428.   We used those funds to pay our auditors for the audit of our financial statements. We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Format, Inc. a Nevada corporation

August 14, 2008	By:	/s/ Ryan Neely
	Its:	Ryan Neely Principal Executive Officer, Chief Financial Officer, President and a Director