Form 10-Q
period 2008-09-30
FORMAT INC
filed 2008-11-07
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from to

Commission File Number: 000-52213
Format, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 7, 2008, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
FORMAT, INC.
CONDENSED BALANCE SHEETS

September 30, 2008
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$3,447
Accounts receivable, net	21,521
Loan receivable, net	-
Security deposit	1,200
Prepaid expenses and other current assets	300
Total current assets	26,468

PROPERTY AND EQUIPMENT, NET	10,630

TOTAL ASSETS	$37,098

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$67,281
Income taxes payable	800
Due to related party	149,928
Total current liabilities	218,009

TOTAL LIABILITIES	218,009

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized and
0 shares issued and outstanding	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized and
3,770,083 shares issued and outstanding	3,770
Additional paid-in capital	37,809
Accumulated deficit	(222,490)
Total stockholders' (deficit)	(180,911)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$37,098

 The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$23,382	$18,564	$85,600	$61,382

OPERATING EXPENSES
Wages and wage related expenses	12,668	2,686	43,034	35,301
Professional fees	4,977	6,450	23,919	34,355
Rent expense	3,600	4,050	11,400	11,950
Depreciation expense	1,372	1,554	4,439	4,502
Other general and administrative expenses	7,993	27,693	22,066	51,106

Total operating expenses	30,610	42,433	104,858	137,214

INCOME (LOSS) FROM OPERATIONS	(7,228)	(23,869)	(19,258)	(75,832)

OTHER INCOME
Gain on sale of automobile	-	-	-	5,601

Total other income	-	-	-	5,601

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(7,228)	(23,869)	(19,258)	(70,231)

Provision for income taxes	-	-	(800)	(800)

NET INCOME (LOSS)	$(7,228)	$(23,869)	$(20,058)	$(71,031)

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083	3,770,083	3,770,083

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,058)	$(71,031)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	4,439	4,502
Bad debt reserve	-	11,018
Gain on sale of automobile	-	(5,601)
Net changes in operating assets and liabilities:
Accounts receivable	(6,286)	(2,489)
Prepaid expenses and other current assets	900	7,550
Accounts payable and accrued expenses	1,369	6,581
Net cash used in operating activities	(19,636)	(49,470)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of automobile	-	10,000
(Acquisition) of fixed assets	-	(6,900)
Net cash provided by investing activities	-	3,100

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	17,500	39,656
Net cash provided by financing activities	17,500	39,656

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,136)	(6,714)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,583	9,941

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,447	$3,227

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
 CONDENSED STATEMENTS OF CASH FLOW - continued
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$800	$800
Cash paid during the year for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 and 2007
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

Going Concern

As shown in the accompanying financial statements the Company has an accumulated deficit of $222,490 and a working capital deficit of $41,613 as of September 30, 2008. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management’s plans to mitigate the effects that give rise to the conditions involve more aggressive marketing strategies towards small publicly reporting companies.  This marketing will include working closely with lawyers, associations and investment advisors.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 and 2007
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

The Company maintains cash and cash equivalent balances at one financial institution that is insured up to the limit established by the Federal Deposit Insurance Corporation.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of September 30, 2008 an allowance of $16,200 is required.

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2008, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2008. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

As of September 30, 2008, the Company had no options outstanding.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

Concentrations

The Company derived 46% of its operating revenue from six customers, during the nine months ended September 30, 2008. The Company derived 42% of its operating revenue from five customers, during the nine months ended September 30, 2007.

The Company’s cash balance in financial institutions at times may exceed federally insured limits established by Federal Deposit Insurance Corporation.

Loss Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the nine months ended September 30, 2008 and 2007, there were no common stock equivalents outstanding.

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

NOTE 3	LOAN RECEIVABLE

As of September 30, 2008 and 2007, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At September 30, 2008 collectability is uncertain and an allowance has been setup for the full amount due of $20,500.

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2008:

Office machinery and equipment	$34,895
Furniture and fixtures	2,011
36,906
Less: Accumulated depreciation	(26,276)

$10,630

Depreciation expense for the three months ended September 30, 2008 and 2007 amounted to $1,372 and $1,554, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 amounted to $4,439 and $4,502, respectively.

In January 2007, the Company sold an automobile for $10,000. The carrying value of the automobile at the time of the sale was $4,399, resulting in a gain on the sale of $5,601.

NOTE 5	RELATED PARTY TRANSACTION

A stockholder of the Company has made advances to the Company which are unsecured and due on demand.  For the nine months ended September 30, 2008 and 2007, the Stockholder advanced $17,500 and $39,656, respectively.  The total amount due at September 30, 2008 was $149,928.

NOTE 6	INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 1019).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

The components of the Company’s income tax provision for the nine months ended September 30, 2008 and 2007 consist of:

	2008	2007
Current income tax expense	$800	$800
Expected income tax benefit	41,760	44,600
Change in valuation allowance	(41,760)	(44,600)

	$800	$800

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

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

Liquidity and Capital Resources.   We had cash of $3,447 as of September 30, 2008. Our accounts receivable were $21,521 as of September 30, 2008.  We also had $1,200 represented by a security deposit and $300 represented by prepaid expenses and other current assets.  Therefore our total current assets as of September 30, 2008 were $26,468.  We also had $10,630 represented by fixed assets, net of depreciation, as of September 30, 2008.

Our total assets as of September 30, 2008 were $37,098.  As of September 30, 2008, our current liabilities were $218,009, of which $67,281 was represented by accounts payable and accrued expenses, $800 was represented by income taxes payable, and $149,928 was represented by a related party advance.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in marketing expenses and the increases in legal and accounting costs we experienced due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended September 30, 2008 and September 30, 2007.

Results of Operations.

Revenues.   We generated revenues of $23,382 for the three months ended September 30, 2008, as compared to $18,564 for the three months ended September 30, 2007. The increase in revenues was primarily due to the fact that we had more clients and performed more work during the three months ended September 30, 2008 as compared to 2007.

Operating Expenses. For the three months ended September 30, 2008, our total operating expenses were $30,610, as compared to total operating expenses of $42,433 for the three months ended September 30, 2007. The decrease in total operating expenses is due primarily to a decrease in general and administrative expenses for the three months ended September 30, 2008, to $7,993 as compared to $27,693 for the three months ended September 30, 2007.  Therefore, our net loss before provision for income taxes was $7,228 for the three months ended September 30, 2008, as compared to a net loss before provision for income taxes, was $23,869 for the three months ended September 30, 2007.

For the nine months ended September 30, 2008 and September 30, 2007.

Results of Operations.

Revenues.   We generated revenues of $85,600 for the nine months ended September 30, 2008, as compared to $61,382 for the nine months ended September 30, 2007. The increase in revenues was primarily due to the fact that we had more clients and performed more work during the nine months ended September 30, 2008 as compared to 2007.

Operating Expenses. For the nine months ended September 30, 2008, our total operating expenses were $104,858, as compared to total operating expenses of $137,214 for the nine months ended September 30, 2007. The decrease in total operating expenses is due to decreases in certain of our operating expenses.  We had a decrease in professional fees, which totaled $23,919 for the nine months ended September 30, 2008 as compared to $34,355 for the nine months ended September 30, 2007. The decrease was due to lower legal and accounting expenses incurred in 2008. We also had a decrease in general and administrative expenses, which totaled $22,066 for the nine months ended September 30, 2008 as compared to $51,106 for the nine months ended September 30, 2007. Our professional fees and general and administrative expenses were higher in 2007 due to the costs associated with becoming a public company.  Therefore, our net loss from operations before other income or expenses and provision for income taxes was $19,258 for the nine months ended September 30, 2008, as compared to $75,832 for the nine months ended September 30, 2007.

Other Income.  For the nine months ended September 30, 2008, we had no other income, as compared to the nine months ended September 30, 2007, where our other income was comprised of $5,601 which was gain from the sale of an automobile.

Net Income or Loss. For the nine months ended September 30, 2008, our net loss from operations before provision for income taxes of $800 was $19,258 making our net loss $20,058. This is in comparison to the nine months ended September 30, 2007, where our net loss was $70,231, and after provision for income tax of $800, was $71,031. The decrease in our net loss for the nine months ended September 30, 2008, was due a decrease in operating expenses between the two periods, and the increase in revenue, as discussed above.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we must continue to increase the number of clients we service and actively market and promote our services. We have been actively meeting with our referral sources, such as accountants and attorneys, to understand how we can better service their clients’ needs and how we can obtain EDGARization work from clients of theirs that currently use another provider. We believe that referrals will continue to comprise a majority of our business, and we hope to nurture and care for the relationships we have so that we can attract more clients.

We have also initiated a direct marketing campaign to newly public and small public companies. We believe that many smaller public companies are particularly sensitive to pricing. Therefore, we have targeted those companies as potential customers. We plan to mail information with pricing specials as well as make direct marketing calls to those companies in an effort to attract their business.

We had cash of $3,447 of September 30, 2008, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Ryan Neely, our president, secretary, chief financial officer and one of our directors, has made advances to us which are unsecured and due on demand. As of September 30, 2008, the total amount due was $149,928.    We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

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

On previous quarterly and annual reports, we have checked the shell company status box because our management had believed that we may have been considered a shell company as such term is defined in Rule 12b-2 of the Securities and Exchange Act of 1934, as amended.  After further review, we do not believe that we are a shell company as we have significant operations. Furthermore, our operations have increased over the last nine months and we anticipate that they will continue to increase. Accordingly, we have checked the box on the cover page of this report that specifies we are not a shell company.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Format, Inc., a Nevada corporation

Date: November 7, 2008	By:	/s/ Ryan Neely
Ryan Neely Principal Executive Officer, Chief Financial Officer, President and a Director