Form 10-K
period 2008-12-31
FORMAT INC
filed 2009-03-31
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended December 31, 2008

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2008, based on $1.05 per share, the average bid and asked price of such common equity as of that date, was $800,712.

As of March 30, 2009, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1 “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business.

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
  filing for EDGAR access codes;
  conversion of document to EDGAR acceptable format;
  client approval of EDGARized document; and
  electronic filing of the document.
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
  accept track changes;
  turn off track changes;
  convert auto numbers;
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
  attend industry tradeshows; and
  initiate direct contact with potential customers.

Growth Strategy. Our objective is to become one of the dominant providers of EDGARizing services to small cap and micro cap public companies and small to medium size law firms. Our strategy is to provide clients with competitive pricing, exceptional personal service and reliable quality. Key elements of our strategy include:
  increase our relationships with businesses, law firms and accountants;
  continue and expand our website;
  provide additional services for businesses and other filers; and
  pursue relationships with companies that will support our business development.
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

Employees. As of March 28, 2009, we have one full-time employee and one part-time employee. Mr. Neely, our president, chief financial officer, secretary and one of our directors, currently devotes approximately 90% of his business time to our operations. We do not currently anticipate that we will hire any employees in the next six months, unless we significantly increase our revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our expansion and business development.

Facilities. Our executive, administrative and operating offices are located at 3553 Camino Mira Costa, Suite E, San Clemente, CA 92672. Our office space is approximately 500 square feet and consists of two offices with a reception area. The term of our lease is month to month and we pay rent of $1,200 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

We have had operating losses since formation and expect to incur net losses for the foreseeable future. We have reported a net loss of $24,978 for the year ended December 31, 2008, and a net loss of $106,406 for the fiscal year ended December 31, 2007. We anticipate that we will lose money in the foreseeable future and we may not be able to achieve profitable operations. In order to achieve profitable operations, we need to generate more significant revenues and expand our customer base. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

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
  failure to build brand recognition of Format;
  increased competition among other EDGARizing providers;
  failure to acquire, maintain and use state-of-the-art designing and computer equipment and document reformatting software;
  failure or stagnation of the e-commerce industry; and
  failure of clientele to use our EDGARizing services.

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

We have been relying, and expect to continue to rely, on Mr. Neely to provide interest free loans to pay for many of our expenses. We owe Mr. Neely a total of $149,928 as of December 31, 2008. We cannot guaranty that Mr. Neely will continue to provide interest free loans to us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of the December 31, 2008 and 2007, we held no real property. We do not presently own any interests in real estate.

Our Facilities.  Our executive, administrative and operating offices are located at 3553 Camino Mira Costa, Suite E, San Clemente, CA 92672. Our office space is approximately 500 square feet and consists of two offices with a reception area. The term of our lease is month to month and we pay rent of $1,200 per month. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common shares are eligible for quotation on the Pink Sheets under the symbol “FRMT”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 28, 2009, shares of our common stock have been traded only once, with a quoted price $2.00 per share as of July 11, 2007.

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

As of March 28, 2009, there were approximately 57 record holders of our common stock.

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

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2008, for the sale of registered securities.

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
  a toll-free telephone number for inquiries on disciplinary actions;
  definitions of significant terms in the disclosure document or in the conduct of  trading in penny stocks; and
  such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.
Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:
  the bid and offer quotations for the penny stock;
  the compensation of the broker-dealer and its salesperson in the transaction;
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

Purchases of Equity Securities. None during the period covered by this report.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2008 and 2007, together with notes thereto included in this Form 10-K.

For the year ended December 31, 2008 as compared to the same period ended December 31, 2007.

Results of Operations.

Revenues. We generated revenues of $114,386 for the year ended December 31, 2008, as compared to $84,927 for the year ended December 31, 2007.  The increase in revenues from 2007 to 2008 was primarily due to the fact that we were able to engage additional clients and perform more work than the year before.  We hope to continue to engage more clients and increase our revenues.

Operating Expenses. For the year ended December 31, 2008, our total operating expenses were $138,564, as compared to total operating expenses of $196,134 for the year ended December 31, 2007. The decrease in total operating expenses is primarily due to a decrease in general and administrative expenses from $68,712 for the year ended December 31, 2007 to $31,946, for the year ended December 31, 2008. We also had a decrease in professional fees, which totaled $27,470 for the year ended December 31, 2008, as compared to $39,195 for the year ended December 31, 2007.  The decrease was due to the fact that we were able to reduce legal expenses incurred in preparing our quarterly and annual reports.

Other Income.  For the year ended December 31, 2008, we had no other income, as compared to other income of $5,601 for the year ended December 31, 2007. For the year ended December 31, 2007, we had $5,601 gain on the sale of an automobile.

Net Income or Loss.  For the year ended December 31, 2008, our net loss from operations before provision for income taxes of $800 was $24,178, making our net loss $24,978.  This is in comparison to the year ended December 31, 2007, where our net loss from operations before provision for income taxes of $800 was $105,606, making our net loss $106,406.  The decrease in our net loss for the year ended December 31, 2008 as compared to the year ended December 31, 2007, was primarily due to our ability to generate additional revenues while lowering our costs of operations.

Liquidity and Capital Resources.  We had cash of $2,169 as of December 31, 2008, compared to cash of $5,583 as of December 31, 2007. We had less cash as of December 31, 2008, due to the difficulty of collecting on our accounts receivable. Our accounts receivable increased to $25,216 as of December 31, 2008, as compared to $15,235 as of December 31, 2007, due to our inability to collect certain receivables in a timelier manner. Our total current assets increased to $28,585 as of December 31, 2008, from total current assets of $15,235 as of December 31, 2007, which was primarily due to the increase in accounts receivable.  As of December 31, 2007, the total of our property and equipment, less accumulated depreciation, was a net value of $15,069, compared to the net value of $9,257 for our property and equipment, less accumulated depreciation, as of December 31, 2008.

Our total assets as of December 31, 2008 were $37,842, as compared to total assets of $38,287 as of December 31, 2007.  Our total assets remained nearly even between the comparable periods as the increase in accounts receivable was offset by the decrease in property and equipment.

As of December 31, 2008, our current liabilities were $223,673, of which $73,745 was represented by accounts payable and accrued expenses, as compared to December 31, 2007, where we had current liabilities were $199,140, of which $66,712 was represented by accounts payable and accrued expenses. However, the increase in current liabilities is due primarily to the increase in related party advance from $132,428 as of December 31, 2007, to $149,928 as of December 31, 2008.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors compared. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in marketing expenses and potential increases in legal and accounting costs we experienced due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

We had cash of $2,169 as of December 31, 2008, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  For the year ended December 31, 2008, we were advanced $17,500, making our total amount due to Mr. Neely $149,928, as compared to $39,657 advanced during the year ended December 31, 2007, with a total amount due as of that date of only $132,428.  All of those loans are interest free and due on demand. We used those funds to pay our auditors for the audit of our financial statements. We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Format, Inc.

We have audited the accompanying balance sheets of Format, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Format, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital, incurred significant losses, and has an accumulated deficit of $227,410 as of December 31, 2008. As discussed in Note 1, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon Reuben, C.P.A.
Jonathon Reuben, C.P.A. Torrance, California March 27, 2009

FORMAT, INC.
BALANCE SHEETS

	December 31,
	2008	2,007
ASSETS

CURRENT ASSETS
Cash	$2,169	$5,583
Accounts receivable, net	25,216	15,235
Loan receivable, net	-	-
Security deposit	-	1,200
Prepaid expenses and other current assets	1,200	1,200
Total current assets	28,585	23,218

PROPERTY AND EQUIPMENT, NET	9,257	15,069

TOTAL ASSETS	$37,842	$38,287

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$73,745	$66,712
Due to related party	149,928	132,428
Total current liabilities	223,673	199,140

TOTAL LIABILITIES	223,673	199,140

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized and
0 shares issued and outstanding at December 31, 2008 and 2007	-	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized and
3,770,083 shares issued and outstanding at December 31, 2008 and 2007	3,770	3,770
Additional paid-in capital	37,809	37,809
Accumulated deficit	(227,410)	(202,432)
Total stockholders' (deficit)	(185,831)	(160,853)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$37,842	$38,287

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2008	2007
REVENUE	$114,386	$84,927

OPERATING EXPENSES
Wages and wage related expenses	58,336	67,496
Professional fees	27,470	39,195
Rent expense	15,000	14,440
Depreciation expense	5,812	6,291
Other general and administrative expenses	31,946	68,712

Total operating expenses	138,564	196,134

INCOME (LOSS) FROM OPERATIONS	(24,178)	(111,207)

OTHER INCOME
Gain on sale of automobile	-	5,601

Total other income	-	5,601

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(24,178)	(105,606)

Provision for income taxes	(800)	(800)

NET INCOME (LOSS)	$(24,978)	$(106,406)

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance - January 1, 2007	3,770,083	$3,770	$37,809	$(96,026)	$(54,447)

Net loss for the year	-	-	-	(106,406)	(106,406)

Balance - December 31, 2007	3,770,083	3,770	37,809	(202,432)	(160,853)

Net loss for the year	-	-	-	(24,978)	(24,978)

Balance - December 31, 2008	3,770,083	$3,770	$37,809	$(227,410)	$(185,831)

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF CASH FLOW

	Year ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,978)	$(106,406)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	5,812	6,291
Bad debt reserve	(11,481)	36,049
Gain on sale of automobile	-	(5,601)
Net changes in operating assets and liabilities:
Accounts receivable	1,500	(1,178)
Prepaid expenses and other current assets	1,200	6,650
Accounts payable and accrued expenses	7,033	17,081
Net cash used in operating activities	(20,914)	(47,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of automobile	-	10,000
(Acquisition) of fixed assets	-	(6,900)
Net cash provided by investing activities	-	3,100

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	17,500	39,656
Net cash provided by financing activities	17,500	39,656

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,414)	(4,358)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,583	9,941

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,169	$5,583

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF CASH FLOW

	Year ended	Year ended
	December 31,	December 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$800	$800
Cash paid during the year for interest expense	$-	$-

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITY
Accounts receivable paid off with marketable securities.	$-	$18,447

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Going Concern

As shown in the accompanying financial statements the Company has incurred an net loss of $24,978 and $106,406 for the years ended December 31, 2008 and 2007, respectively.   The Company has an accumulated deficit of $227,410 and a working capital deficit of $195,088  for the year ended December 31, 2008.  The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Accounts Receivable

Accounts receivable are reported at the customer’s outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable and the Company does not require any collateral to support its accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of December 31, 2008 and 2007 an allowance of $16,700 and $15,200,     respectively, is required.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2008, the Company does not believe there has been any impairment of its long-lived assets.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2008. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

As of December 31, 2008 and 2007, the Company had no options outstanding.

Concentrations

The Company derived 42% of its operating revenue from six customers during the year ended December 31, 2008. For the year ended December 31, 2007, the Company derived 35% of its operating revenue from two customers. As of December 31, 2008, four customers each had balances due the Company that exceeded 10% of total accounts receivable.

Loss Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the years ended December 31, 2008 and 2007, there were no common stock equivalents.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of SFAS No 141(R) should not have a significant impact on our consolidated financial statements.

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

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The adoption of SFAS No 160 should not have a significant impact on our consolidated financial statements.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No 160 should not have a significant impact on our consolidated financial statements.
FASB issued Staff Position No. 142-3 - In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The adoption of “FSP 142-3 should not have a significant impact on our consolidated financial statements.

SFAS No. 162 - In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on our results of operations, financial position, or cash flows.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB issued Staff Position No. EITF 03-6-1 - In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. We are currently assessing the impact of EITF 03-6-1, but do not expect that such adoption will have a material effect on our results of operations, financial position, or cash flows.

SFAS No. 157 - The Company plans to adopt in the first quarter of fiscal 2009, the Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The adoption of  SFAS No. 157 should not have a significant impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

NOTE 3	LOAN RECEIVABLE

As of December 31, 2008 and 2007, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At December 31, 2008 collectability is uncertain and an allowance has been setup for the full amount due of $20,500.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2008 and 2007.

	2008	2007
Office machinery and equipment	$33,080	$34,895
Furniture and fixtures	2,011	2,011
	35,091	36,906
Less: Accumulated depreciation	(25,834)	(21,837)

	$9,257	$15,069

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $5,812 and $6,291, respectively.

In January 2007, the Company sold an automobile for $10,000. The basis of the automobile at the time of the sale was $4,399, resulting in a gain on the sale of $5,601.

In August 2008, the Company disposed of a computer.  The basis of the computer at the time of the disposal was $0, resulting in neither a gain or a loss.

NOTE 5	RELATED PARTY TRANSACTION

A stockholder of the Company has made advances to the Company which are unsecured and due on demand.  For the years ended December 31, 2008 and 2007, the Company was advanced $17,500 and $39,657, respectively.  The total amount due at December 31, 2008 and 2007  amounted to $149,928 and $132,428.

NOTE 6	INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 1019).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company’s income tax provision for the years ended December 31, 2008 and 2007 consist of:

	2008	2007
Current income tax expense	$800	$800
Expected income tax benefit	42,720	37,440
Change in valuation allowance	(42,720)	(37,440)

	$800	$800

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

We made the contents of this disclosure available to Pollack and requested it to furnish a letter to the Securities and Exchange Commission as to whether Pollack agrees or disagrees with, or wishes to clarify our expression of its views. A copy of Pollack’s letter to the Securities and Exchange Commission is included as Exhibit 16.2 to this Form 8-K, which was filed on January 15, 2008

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2008, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2008, our internal control over financial reporting is not effective based on those criteria, due to the following:
  lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.
In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Ryan A. Neely	37	president, secretary, chief financial officer, director
Robert D. Summers	38	director

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

Nominating Committee.  Our entire board of directors participates in consideration of director nominees. The board of directors will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The board of directors will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the board of directors' need for operational, management, financial, international, technological or other expertise. The board of directors will interview candidates that meet the criteria and then select nominees that board of directors believes best suit our needs.

The board of directors will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, at 3553 Camino Mira Costa, Suite E, San Clemente, CA 92672. Submissions that are received that meet the criteria described above will be forwarded to the board of directors for further review and consideration. The board of directors will not evaluate candidates proposed by stockholders any differently than other candidates.

Compensation Committee. The board of directors has no compensation committee.

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

Item 10. Executive Compensation

Summary Compensation Table.  The compensation of the named executive officers for the last two completed fiscal years ended December 31, 2008 and December 31, 2007 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ryan Neely President CFO, Secretary	2008	$0	0	0	0	0	0	$0	$0
	2007	$32,500	0	0	0	0	0	$0	$32,500

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2008, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ryan Neely	0	0	0	0	0	0	0
Robert Summers	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 28, 2009, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. From time to time, Ryan Neely, our president, chief financial officer, secretary and one of our directors advances money to us for working capital with no interest, due on demand. As of December 31, 2008 and 2007, we have $149,928 and $132,428 respectively, due to Mr. Neely as a current liability.

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
  disclosing such transactions in prospectuses where required;
  disclosing in any and all filings with the Securities and Exchange Commission, where required;
  obtaining disinterested directors consent; and
  obtaining shareholder consent where required.
Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $14,536 and $18,000, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2008, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2008, we were billed a total of $3,219 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. For the fiscal year ended December 31, 2007, we were billed a total of $7,675 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2008 and December 31, 2007, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $750 and $875 respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
4.	Specimen Stock Certificate*
14.	Code of Ethics*
31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Included in Registration Statement on Form 10-SB filed on November 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Format, Inc., a Nevada corporation

March 30, 2009	By:	/s/ Ryan A. Neely
Ryan A. Neely President, Secretary, Treasurer and a Director (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ryan Neely	March 30, 2009
Ryan Neely President, Secretary, Treasurer and a Director (Principal Executive Officer and Accounting Officer)

/s/ Robert Summers	March 30, 2009
Robert Summers Director