Form 10-Q
period 2009-03-31
FORMAT INC
filed 2009-05-14
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from to

Commission File Number: 000-52213
Format, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3553 Camino Mira Costa, Suite E, San Clemente, California 92672
(Address of principal executive offices)

949-481-9203
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 12, 2009, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FORMAT, INC
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,335	$2,169
Accounts receivable, net	19,536	25,216
Prepaid expenses	1,346	-
Security deposit	1,200	1,200
Total current assets	27,417	28,585

PROPERTY AND EQUIPMENT, NET	8,129	9,257

TOTAL ASSETS	$35,546	$37,842

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,681	$73,745
Due to related party	159,928	149,928
Total current liabilities	241,609	223,673

TOTAL LIABILITIES	241,609	223,673

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares
authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 50,000,000 shares
authorized and 3,770,083 shares issued and outstanding	3,770	3,770
Additional paid-in capital	37,809	37,809
Accumulated deficit	(247,642)	(227,410)
Total stockholders' (deficit)	(206,063)	(185,831)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$35,546	$37,842

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

REVENUE	$16,882	$23,108

OPERATING EXPENSES
Wages and related expenses	15,127	15,147
Professional fees	12,269	12,617
Rent expense	3,600	4,050
Depreciation expense	1,128	1,546
Other general and administrative expenses	4,190	3,882

Total operating expenses	36,314	37,242

INCOME (LOSS) FROM OPERATIONS	(19,432)	(14,134)

Provision for income taxes	(800)	(800)

NET INCOME (LOSS)	$(20,232)	$(14,934)

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
 CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,232)	$(14,934)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,128	1,546
Bad debt reserve	1,700	-
Net changes in operating assets and liabilities:
Accounts receivable	3,980	(4,888)
Prepaid expenses and other current assets	(1,346)	300
Accounts payable and accrued expenses	7,936	1,633
Net cash used in operating activities	(6,834)	(16,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	10,000	15,000
Net cash provided by financing activities	10,000	15,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,166	(1,343)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,169	5,583

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,335	$4,240

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$-	$800
Cash paid during the year for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

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

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in Format Inc.’s Form 10-K for the year ended December 31, 2008.

Going Concern

As shown in the accompanying financial statements the Company has an accumulated deficit of $247,642 and a working capital deficit of $214,192 as of March 31, 2009. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of March 31, 2009 an allowance of $18,400 is required.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2009, the Company does not believe there has been any impairment of its long-lived assets.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2009. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Revenue Recognition

The Company generates revenue from professional services rendered to customers either at time of delivery or completion, where collectibility is probable. The Company’s fees are fixed.

Concentrations

The Company derived 42% of its operating revenue from two customers, during the three months ended March 31, 2009. For the three months ended March 31, 2008, three customers accounted for 36% of revenues.

The Company’s cash balance in financial institutions at times may exceed federally insured limits of $250,000.

Loss Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the three months ended March 31, 2009 and 2008, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at March 31, 2009 and 2008.

Recent Accounting Pronouncements

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FASB issued Staff Position No. 142-3 - In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The adoption of “FSP 142-3 should not have a significant impact on our financial statements.

FASB issued Staff Position No. EITF 03-6-1 - In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. The adoption of EITF 03-6-1has not had a significant impact on our financial statements.

SFAS No. 157 - The Company adopted in the first quarter of fiscal 2009, the Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The effect on the Company’s periodic fair value measurements for financial and non-financial assets and liabilities are not material.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for the Company on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

NOTE 3	LOAN RECEIVABLE

As of March 31, 2009 and 2008, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At March 31, 2009 collectability is uncertain and an allowance has been setup for the full amount due of $20,500.

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2009 and December 31, 2008.

	2009	2008
Office machinery and equipment	$33,080	$33,080
Furniture and fixtures	2,011	2,011
	35,091	35,091
Less: Accumulated depreciation	(26,962)	(25,834)

	$8,129	$9,257

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $1,128 and $1,546, respectively.

NOTE 5	RELATED PARTY TRANSACTION

A stockholder of the Company has made advances to the Company which are unsecured and due on demand.  For the three months ended March 31, 2009 and 2008, the Company was advanced $10,000 and $15,000, respectively.  The total amount due at March 31, 2009 was $159,928.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6                  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company’s income tax provision for the three months ended March 31, 2009 and 2008 consist of:

	2009	2008
Current income tax expense	$800	$800
Expected income tax benefit	46,800	39,360
Change in valuation allowance	(46,800)	(39,360)

	$800	$800

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

Liquidity and Capital Resources.   We had cash of $5,335 as of March 31, 2009. Our accounts receivable were $19,536 as of March 31, 2009.  We also had $1,200 represented by a security deposit and $1,346 represented by prepaid expenses and other current assets.  Therefore, our total current assets as of March 31, 2009 were $27,417.  We also had $8,129 represented by fixed assets, net of depreciation, as of March 31, 2009.

Our total assets as of March 31, 2009 were $35,546.  As of March 31, 2009, our current liabilities were $241,609, of which $81,681 was represented by accounts payable and accrued expenses, and $159,928 was represented by a related party advance.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in marketing expenses and the increases in legal and accounting costs we experienced due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended March 31, 2009 and March 31, 2008.

Results of Operations.

Revenues.   We generated revenues of $16,882 for the three months ended March 31, 2009, as compared to $23,108 for the three months ended March 31, 2008. The decrease in revenues was primarily due to the fact that we performed less work during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Operating Expenses. For the three months ended March 31, 2009, our total operating expenses were $36,614, as compared to total operating expenses of $37,242 for the three months ended March 31, 2008. The slight decrease in total operating expenses is due primarily to a decrease in rent expense between the two periods.  Therefore, our net loss before provision for income taxes was $19,432 for the three months ended March 31, 2009, as compared to a net loss before provision for income taxes, was $14,434 for the three months ended March 31, 2008.

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

We had cash of $5,335 of March 31, 2009, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Ryan Neely, our president, secretary, chief financial officer and one of our directors, has made advances to us which are unsecured and due on demand. As of March 31, 2009, the total amount due was $159,928. We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Format, Inc., a Nevada corporation

Date: May 13, 2009	By:	/s/ Ryan Neely
Ryan Neely Chief Executive Officer, Chief Financial Officer, President and a Director (Principal, Executive, Financial and Accounting Officer)