Form 10-Q
period 2009-06-30
FORMAT INC
filed 2009-08-14
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________to__________.

Commission File Number: 000-52213
Format, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 12, 2009, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FORMAT, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,959	$2,169
Accounts receivable, net	23,085	25,216
Loan receivable, net	-	-
Prepaid expenses	897	-
Security deposit	1,200	1,200
Total current assets	33,141	28,585

PROPERTY AND EQUIPMENT, NET	7,001	9,257

TOTAL ASSETS	$40,142	$37,842

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$75,334	$73,745
Due to related party	167,197	149,928
Total current liabilities	242,531	223,673

TOTAL LIABILITIES	242,531	223,673

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized and
0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized and
3,770,083 shares issued and outstanding	3,770	3,770
Additional paid-in capital	37,809	37,809
Accumulated deficit	(243,968)	(227,410)
Total stockholders' (deficit)	(202,389)	(185,831)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$40,142	$37,842

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$25,884	$39,110	$42,766	$62,218

OPERATING EXPENSES
Compensation and related expenses	10,679	15,219	25,806	30,366
Professional fees	6,121	6,325	18,390	18,942
Rent expense	2,448	3,750	6,048	7,800
Depreciation expense	1,128	1,521	2,256	3,067
Other general and administrative expenses	1,834	10,191	6,024	14,073

Total operating expenses	22,210	37,006	58,524	74,248

INCOME (LOSS) FROM OPERATIONS	3,674	2,104	(15,758)	(12,030)

Provision for income taxes	-	-	(800)	(800)

NET INCOME (LOSS)	$3,674	$2,104	$(16,558)	$(12,830)

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$0.00	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083	3,770,083	3,770,083

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,558)	$(12,830)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	2,256	3,067
Bad debt reserve	1,700	-
Net changes in operating assets and liabilities:
Accounts receivable	431	(9,362)
Prepaid expenses and other current assets	(897)	600
Accounts payable and accrued expenses	1,589	5,648
Net cash used in operating activities	(11,479)	(12,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	17,269	19,000
Net cash provided by financing activities	17,269	19,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	5,790	6,123

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,169	5,583

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,959	$11,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$-	$800
Cash paid during the year for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Going Concern

As shown in the accompanying financial statements the Company has an accumulated deficit of $243,968 and a working capital deficit of $209,390 as of June 30, 2009. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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
JUNE 30, 2009
(UNAUDITED)

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.  Management has determined that as of June 30, 2009 an allowance of $18,400 is required.

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2009, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to SFAS No. 157, “Fair Value of Measurements”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2009. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Revenue Recognition

The Company generates revenue from professional services rendered to customers either at time of delivery or completion, when the earning process is complete and collectability is probable.

Concentrations

The Company derived 20% of its operating revenue from one customer during the six months ended June 30, 2009. For the six months ended June 30, 2008, four customers accounted for 42% of revenues.

The Company’s cash balance in financial institutions at times may exceed federally insured limits of $250,000.

Loss Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the six months ended June 30, 2009 and 2008, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at June 30, 2009 and 2008.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

Recent Accounting Pronouncements

FAS 157-4 - In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

FSP FAS 115-2 and FAS 124-2 - In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

FSP FAS 107-1 and APB 28-1 - In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company included the required disclosures in its quarter ending June 30, 2009.

SFAS 141 (R) - In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

FSP FAS 141(R)-1 - In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

NOTE 3	FAIR VALUE ACCOUNTING

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	2	$7,959	$7,959	$2,169	$2,169
Accounts receivable	3	23,085	23,085	25,216	25,216
Liabilities
Accounts payable and accrued expenses	3	75,334	75,334	73,745	73,745
Due to related party	3	167,197	167,197	149,928	149,928

Fair Value Option

On January 1, 2008, the Company adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value are recognized in earnings as they occur for those assets and liabilities for which the election is made. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 4	LOAN RECEIVABLE

As of June 30, 2009 and 2008, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At June 30, 2009 collectability is uncertain and an allowance has been setup for the full amount due of $20,500.

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2009 and December 31, 2008.

Depreciation expense for the three months ended June 30, 2009 and 2008 amounted to $1,128 and $1,521, respectively Depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $2,256 and $3,067, respectively.

NOTE 6	RELATED PARTY TRANSACTION

A stockholder of the Company has made advances to the Company which are unsecured and due on demand.  For the six months ended June 30, 2009 and 2008, the Company was advanced $17,269 and $19,000, respectively.  The total amount due at June 30, 2009 was $167,197.

NOTE 7	INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

The components of the Company’s income tax provision for the six months ended June 30, 2009 and 2008 consist of:

	2009	2008
Current income tax expense	$800	$800
Expected income tax benefit	46,560	40,560
Change in valuation allowance	(46,560)	(40,560)

	$800	$800

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Liquidity and Capital Resources.   We had cash of $7,959 as of June 30, 2009. Our accounts receivable were $23,085 as of June 30, 2009.  We also had $1,200 represented by a security deposit and $1,346 of prepaid expenses.  Therefore, our total current assets as of June 30, 2009 were $33,141.  We also had $7,001 represented by fixed assets, net of depreciation, as of June 30, 2009.

Our total assets as of June 30, 2009 were $40,142.  As of June 30, 2009, our current liabilities were $242,531, of which $75,334 was represented by accounts payable and accrued expenses, and $167,197 was represented by a related party advance.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in marketing expenses and the increases in legal and accounting costs we experienced due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.

Results of Operations.

Revenues.   We generated revenues of $25,884 for the three months ended June 30, 2009, as compared to $39,110 for the three months ended June 30, 2008. The decrease in revenues was primarily due to the fact that we performed less work during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Operating Expenses. For the three months ended June 30, 2009, our total operating expenses were $22,210, as compared to total operating expenses of $37,006 for the three months ended June 30, 2008. The decrease in total operating expenses is due primarily to a decrease in compensation and general and administrative expenses between the two periods.  We had a decrease in compensation, which totaled $10,679 for the three months ended June 30, 2009, as compared to $15,219 for the three months ended June 30, 2008. We also had a decrease in general and administrative expenses, which totaled $1,834 for the three months ended June 30, 2009, as compared to $10,191 for the three months ended June 30, 2008. Therefore, we had net income of $3,674 for the three months ended June 30, 2009, as compared to net income of $2,104 for the three months ended June 30, 2008.

For the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

Results of Operations.

Revenues.   We generated revenues of $42,776 for the six months ended June 30, 2009, as compared to $62,218 for the six months ended June 30, 2008. The decrease in revenues was primarily due to the fact that we performed less work during the six months ended June 30, 2009 as compared to 2008.

Operating Expenses. For the six months ended June 30, 2008, our total operating expenses were $58,524, as compared to total operating expenses of $74,248 for the six months ended June 30, 2008. The decrease in total operating expenses is due to decreases in certain of our operating expenses.  We had a decrease in professional fees, which totaled $25,806 for the six months ended June 30, 2009, as compared to $30,366 for the six months ended June 30, 2008. We also had a decrease in general and administrative expenses, which totaled $6,024 for the six months ended June 30, 2009, as compared to $14,073 for the six months ended June 30, 2008. Our professional fees and general and administrative expenses were higher for the comparable period in 2008 due to the costs associated with becoming a public company.  Therefore, we had a net loss of $16,558 for the six months ended June 30, 2009, as compared to a net loss of $12,830 for the six months ended June 30, 2008.

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

In July 2009, we entered into a Services Agreement with Research Data Group, Inc. (“RDG”), a large provider of edgarization services, pursuant to which we will provide bulk edgarizing services to RDG in exchange for three monthly payments of $8,194.44 during the first three months of the agreement. Subsequent to the initial ninety days of the agreement, RDG will pay us a monthly fee of $3,750. After the initial one hundred twenty days of the agreement, either party may terminate the agreement at any time by giving thirty days written notice to the other party. We believe that we will be able to decrease our general and administrative expenses by providing edgarizing services to RDG pursuant to this agreement as we will only be responsible for invoicing RDG for our services. This brief description of the Services Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement attached hereto as Exhibit 10.1.

We had cash of $7,959 of June 30, 2009, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Ryan Neely, our president, secretary, chief financial officer and one of our directors, has made advances to us which are unsecured and due on demand. As of June 30, 2009, the total amount due was $167,197. We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses. Other than proposed increases in marketing expenses and the anticipated increases in legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Services Agreement with Research Data Group, Inc.
31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Format, Inc., a Nevada corporation

Date: August 14, 2009	By:	/s/ Ryan Neely
Ryan Neely Chief Executive Officer, Chief Financial Officer, President and a Director (Principal, Executive, Financial and Accounting Officer)