Form 10-Q
period 2009-09-30
FORMAT INC
filed 2009-11-16
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from to

Commission File Number: 000-52213
Format, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 16, 2009, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FORMAT, INC.
CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$37,867	$2,169
Accounts receivable, net	2,927	25,216
Loan receivable, net	-	-
Prepaid expenses	449	-
Security deposit	1,200	1,200
Total current assets	42,443	28,585

PROPERTY AND EQUIPMENT, NET	6,084	9,257

TOTAL ASSETS	$48,527	$37,842

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$76,715	$73,745
Accrued officer compensation	7,500	-
Due to related party	167,977	149,928
Total current liabilities	252,192	223,673

TOTAL LIABILITIES	252,192	223,673

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized
and 3,770,083 shares issued and outstanding	3,770	3,770
Additional paid-in capital	37,809	37,809
Accumulated deficit	(245,244)	(227,410)
Total stockholders' (deficit)	(203,665)	(185,831)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$48,527	$37,842

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$27,186	$23,382	$69,952	$85,600

OPERATING EXPENSES
Wages and wage related expenses	7,621	12,668	33,427	43,034
Professional fees	5,356	4,977	23,746	23,919
Rent expense	4,696	3,600	10,744	11,400
Depreciation expense	916	1,372	3,172	4,439
Other general and administrative expenses	9,873	7,993	15,897	22,066

Total operating expenses	28,462	30,610	86,986	104,858

LOSS FROM OPERATIONS	(1,276)	(7,228)	(17,034)	(19,258)

Provision for income taxes	-	-	(800)	(800)

NET LOSS	$(1,276)	$(7,228)	$(17,834)	$(20,058)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083	3,770,083	3,770,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,834)	$(20,058)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	3,173	4,439
Bad debt reserve	9,641	-
Net changes in operating assets and liabilities:
Accounts receivable	12,648	(6,286)
Prepaid expenses and other current assets	(449)	900
Accounts payable and accrued expenses	2,970	1,369
Accrued officer compensation	7,500	-
Net cash provided by (used in) operating activities	17,649	(19,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	18,769	25,000
Repayments to related party	(720)	(7,500)
Net cash provided by financing activities	18,049	17,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,698	(2,136)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,169	5,583

CASH AND CASH EQUIVALENTS - END OF PERIOD	$37,867	$3,447

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$800	$800
Cash paid during the year for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Format, Inc. (the “Company”) was incorporated in the State of Nevada on March 21, 2001.  The Company provides EDGARizing services to various commercial and corporate entities.  The Company provides services throughout the United States, Canada and China.

The Company has evaluated subsequent events through November 11, 2009, the date these financial statements were issued.  No material events that require financial statement disclosure occurred between November 1, 2009 and November 11, 2009.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

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

Going Concern

As shown in the accompanying financial statements the Company has an accumulated deficit of $245,244 and a working capital deficit of $209,749 as of September 30, 2009. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses, or that the Company’s President will continue to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of September 30, 2009 an allowance of $26,341 is required.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2009, the Company does not believe there has been any impairment of its long-lived assets.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2009. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Revenue Recognition

The Company generates revenue from professional services rendered to customers either at time of delivery or completion, when the earning process is complete and collectibility is probable.

Concentrations

The Company derived 99% and 39% of its operating revenue during the three months and nine ended September 30, 2009, respectively, from a single customer.  The revenue from this customer was earned pursuant to a service contract entered into on July 8, 2009.

Loss Per Share of Common Stock

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the nine months ended September 30, 2009 and 2008, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at September 30, 2009 and 2008.

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, effective in this period ending September 30, 2009.  SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS No. 157 requires consideration of a company's own creditworthiness when valuing liabilities. The Company does not have any assets that it currently carries at fair value.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective in this period ending September 30, 2009.  SFAS No. 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets and financial liabilities. As a result of adopting SFAS No. 159, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of its financial statements.  The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.   SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not anticipate the adoption of SFAS 166 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accounts (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  The Company adopted the Codification during the current period ending September 30, 2009.  There was no impact upon adoption.

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

		September 30, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	1	$37,867	$37,867	$2,169	$2,169
Accounts receivable	2	2,927	2,927	25,216	25,216
Liabilities
Accounts payable and accrued expenses	2	76,715	76,715	73,745	73,745
Accrued officer compensation	2	7,500	7,500	-	-
Due to related party	3	167,977	167,977	149,928	149,928

Due to related party increased during the nine-months ended September 30, 2009 by a $18,769 advances from the Company’s President, and decreased by repayments to the President of $720 (see Note 6 – Related Party Transactions).

NOTE 4                 LOAN RECEIVABLE

As of September 30, 2009 and 2008, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At September 30, 2009 collectibility is uncertain and an allowance has been setup for the full amount due of $20,500.

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2009 and December 31, 2008.

Depreciation expense for the three months ended September 30, 2009 and 2008 amounted to $916 and $1,372, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $3,173 and $4,439, respectively.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 6	RELATED PARTY TRANSACTIONS

The Company’s President, who is also a stockholder, has made advances to the Company which are unsecured, non-interest bearing, and due on demand.  For the nine months ended September 30, 2009 and 2008, the Company was advanced $18,049 and $17,500, respectively, net of repayments.  The total amount due at September 30, 2009 was $167,977.

Effective July 1, 2009, the Company agreed to compensate its President $2,500 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $7,500 at September 30, 2009.

NOTE 7                  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of September 30, 2009, the Company had estimated federal net operating loss carryforwards totaling approximately $194,000 which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At September 30, 2009, the Company’s gross deferred tax asset totaled $46,800. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The components of the Company’s income tax provision for the nine months ended September 30, 2009 and 2008 consisted of:

	September 30,	September 30,
	2009	2008
Current income tax expense	$800	$800
Deferred income tax benefit	(3,840)	(4,320)
Change in valuation allowance	3,840	4,320

	$800	$800

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Liquidity and Capital Resources.   We had cash of $37,867 as of September 30, 2009. Our accounts receivable were $2,927 as of September 30, 2009.  We also had $1,200 represented by a security deposit and $449 of prepaid expenses.  Therefore, our total current assets as of September 30, 2009 were $42,443.  We also had $6,084 represented by fixed assets, net of depreciation, as of September 30, 2009.

Our total assets as of September 30, 2009 were $48,527.  As of September 30, 2009, our current liabilities were $252,192, of which $76,715 was represented by accounts payable and accrued expenses, $7,500 was accrued officer compensation and $167,977 was represented by a related party advance.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

Other than the proposed increases in marketing expenses and the increases in legal and accounting costs we experienced due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.

Results of Operations.

Revenues.   We generated revenues of $27,186 for the three months ended September 30, 2009, as compared to $23,382 for the three months ended September 30, 2008. The increase in revenues was primarily due to the fact that we entered in the Services Agreement with Research Data Group, Inc. (“RDG”) as discussed below.

Operating Expenses. For the three months ended September 30, 2009, our total operating expenses were $28,462, as compared to total operating expenses of $30,610 for the three months ended September 30, 2008. The decrease in total operating expenses is due primarily to a decrease in compensation between the two periods.  We had a decrease in compensation, which totaled $7,621 for the three months ended September 30, 2009, as compared to $12,668 for the three months ended September 30, 2008. Therefore, we had net loss of $1,276 for the three months ended September 30, 2009, as compared to net loss of $7,228 for the three months ended September 30, 2008.

For the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.

Results of Operations.

Revenues.   We generated revenues of $69,952 for the nine months ended September 30, 2009, as compared to $85,600 for the nine months ended September 30, 2008. The decrease in revenues was primarily due to the fact that we performed less work during the nine months ended September 30, 2009 as compared to 2008.

Operating Expenses. For the nine months ended September 30, 2008, our total operating expenses were $86,986, as compared to total operating expenses of $104,858 for the nine months ended September 30, 2008. The decrease in total operating expenses is due to decreases in certain of our operating expenses. We had a decrease in professional fees, which totaled $33,427 for the nine months ended September 30, 2009, as compared to $43,034 for the nine months ended September 30, 2008. We also had a decrease in general and administrative expenses, which totaled $15,897 for the nine months ended September 30, 2009, as compared to $22,066 for the nine months ended September 30, 2008. Our professional fees and general and administrative expenses were higher for the comparable period in 2008 due to the costs associated with becoming a public company.  Therefore, we had a net loss of $17,834 for the nine months ended September 30, 2009, as compared to a net loss of $19,258 for the nine months ended September 30, 2008.

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

In July 2009, we entered into a Services Agreement with Research Data Group, Inc. (“RDG”), a large provider of edgarization services, pursuant to which we will provide bulk edgarizing services to RDG in exchange for three monthly payments of $8,194.44 during the first three months of the agreement. Subsequent to the initial ninety days of the agreement, RDG will pay us a monthly fee of $3,750. After the initial one hundred twenty days of the agreement, either party may terminate the agreement at any time by giving thirty days written notice to the other party. We believe that we will be able to decrease our general and administrative expenses by providing edgarizing services to RDG pursuant to this agreement as we will only be responsible for invoicing RDG for our services. This brief description of the Services Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement, which was filed as Exhibit 10.1 to our Quarterly Report for the period ended June 30, 2009.

We had cash of $37,867 of September 30, 2009, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Ryan Neely, our president, secretary, chief financial officer and one of our directors, has made advances to us which are unsecured and due on demand. As of September 30, 2009, the total amount due was $167,977. We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses. Other than proposed increases in marketing expenses and the anticipated increases in legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Format, Inc., a Nevada corporation

Date: November 16, 2009	By:	/s/ Ryan Neely
Ryan Neely Chief Executive Officer, Chief Financial Officer, President and a Director (Principal, Executive, Financial and Accounting Officer)