Form 10-K
period 2009-12-31
FORMAT INC
filed 2010-03-30
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of March 30, 2010, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

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

We have been relying, and expect to continue to rely, on Mr. Neely to provide interest free loans to pay for many of our expenses. We owe Mr. Neely a total of $167,977 as of December 31, 2009. We cannot guaranty that Mr. Neely will continue to provide interest free loans to us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of the December 31, 2008 and 2008, we held no real property. We do not presently own any interests in real estate.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common shares are eligible for quotation on the Pink Sheets under the symbol “FRMT”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 28, 2010, shares of our common stock have been traded only once, with a quoted price $2.00 per share as of July 11, 2007.

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

As of March 28, 2010, there were approximately 57 record holders of our common stock.

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

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2009, for the sale of registered securities.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2009 and 2008, together with notes thereto included in this Form 10-K.

For the year ended December 31, 2009 as compared to the same period ended December 31, 2008.

Results of Operations.

Revenues. We generated revenues of $98,361 for the year ended December 31, 2009, as compared to $114,386 for the year ended December 31, 2008.  The decrease in revenues from 2008 to 2009 was primarily due to the fact that we provide bulk edgarizing services to RDG which resulted in decreased revenues.

Operating Expenses. For the year ended December 31, 2009, our total operating expenses were $104,288, as compared to total operating expenses of $138,564 for the year ended December 31, 2008. The decrease in total operating expenses is primarily due to a decrease in general and administrative expenses from $29,949 for the year ended December 31, 2008 to $5,272 for the year ended December 31, 2009. We also had a decrease in wages and wage related expenses which totaled $40,927 for the year ended December 31, 2009, as compared to $58,336 for the year ended December 31, 2008.

Other Income. For the year ended December 31, 2009, we had other income of $25,000, as compared to no other income for the year ended December 31, 2008. For the year ended December 31, 2009, the other income was gain on relief of indebtedness (See Note 8 to the accompanying financial statements).

Net Income/Loss.  For the year ended December 31, 2009, our net income from operations before provision for income taxes of $800 was $19,073, making our net income $18,273.  This is in comparison to the year ended December 31, 2008, where our net loss from operations before provision for income taxes of $800 was $24,178, making our net loss $24,978.  The net income for the year ended December 31, 2009, as compared to a net loss for the year ended December 31, 2008, was primarily due to our ability to reduce our general and administrative expenses and the other income we had for the gain on relief of indebtedness, as discussed above.

Liquidity and Capital Resources.  We had cash of $56,763 as of December 31, 2009, compared to cash of $2,169 as of December 31, 2008. We had more cash as of December 31, 2009, due to ability to reduce our accounts receivable, which decreased to $1,900 as of December 31, 2009, from $25,216 as of December 31, 2008. Our total current assets increased to $61,111 as of December 31, 2009, from total current assets of $28,585 as of December 31, 2008, which was primarily due to the increase in cash.  As of December 31, 2009, the total of our property and equipment, less accumulated depreciation, was a net value of $5,189, compared to the net value of $9,257 for our property and equipment, less accumulated depreciation, as of December 31, 2008.

Our total assets as of December 31, 2009 were $66,300, as compared to total assets of $37,842 as of December 31, 2008.  Our total assets increased December 31, 2008 to December 31, 2009, primarily due to the increase in cash.

As of December 31, 2009, our current liabilities were $233,858, of which $50,881 was represented by accounts payable and accrued expenses, as compared to December 31, 2008, where we had current liabilities were $223,673, of which $73,745 was represented by accounts payable and accrued expenses. Despite the decrease in accounts payable, our current liabilities increased due primarily to the increase in related party advance from $149,928 as of December 31, 2008, to $167,977 as of December 31, 2009.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors compared. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

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

We had cash of $56,763 as of December 31, 2009, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  For the years ended December 31, 2009 and 2008, we were advanced $18,049 and $17,500, respectively, net of repayments.  The total amount due at December 31, 2009 and 2008 was $167,977 and $149,928, respectively. All of those loans are interest free and due on demand. We used those funds to pay our auditors for the audit of our financial statements. We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

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

We also believe that there is an opportunity for us to acquire smaller companies using our common stock as payment for any potential acquisitions. Accordingly, we have begun researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. As of the date of this report, we have not identified any potential acquisition candidates. We cannot guaranty that we will acquire any other third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

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

We have audited the accompanying balance sheets of Format, Inc. as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Format, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital, incurred significant losses, and has an accumulated deficit of $209,137 as of December 31, 2009. As discussed in Note 1, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jonathon P.Reuben, C.P.A.
Jonathon P. Reuben, C.P.A.
An Accountancy Corporation
Torrance, California
March 25, 2010

FORMAT, INC.
BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$56,763	$2,169
Accounts receivable, net	1,900	25,216
Loan receivable, net	-	-
Prepaid expense	1,248	-
Security deposit	1,200	1,200
Total current assets	61,111	28,585

PROPERTY AND EQUIPMENT, NET	5,189	9,257

TOTAL ASSETS	$66,300	$37,842

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$50,081	$72,945
Accrued officer compensation	15,000	-
Income taxes payable	800	800
Due to related party	167,977	149,928
Total current liabilities	233,858	223,673

TOTAL LIABILITIES	233,858	223,673

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized
and 3,770,083 shares issued and outstanding	3,770	3,770
Additional paid-in capital	37,809	37,809
Accumulated deficit	(209,137)	(227,410)
Total stockholders' (deficit)	(167,558)	(185,831)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$66,300	$37,842

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2009	2008

REVENUE	$98,361	$114,386

OPERATING EXPENSES
Wages and wage related expenses	40,927	58,336
Professional fees	29,150	27,470
Rent expense	14,488	15,000
Bad debt expense	10,383	5,997
Depreciation expense	4,068	5,812
Other general and administrative expenses	5,272	25,949

Total operating expenses	104,288	138,564

LOSS FROM OPERATIONS	(5,927)	(24,178)

OTHER INCOME
Gain on relief of indebtedness	25,000	-

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	19,073	(24,178)

Provision for income taxes	(800)	(800)

NET INCOME (LOSS)	$18,273	$(24,978)

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2008	3,770,083	$3,770	$37,809	$(202,432)	$(160,853)

Net (loss) for the year	-	-	-	(24,978)	(24,978)

Balance - December 31, 2008	3,770,083	3,770	37,809	(227,410)	(185,831)

Net income for the year	-	-	-	18,273	18,273

Balance - December 31, 2009	3,770,083	$3,770	$37,809	$(209,137)	$(167,558)

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,273	$(24,978)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Gain on relief of indebtedness	(25,000)	-
Depreciation	4,068	5,812
Bad debt reserve	9,375	(11,481)
Net changes in operating assets and liabilities:
Accounts receivable	13,941	1,500
Prepaid expenses and other current assets	(1,248)	1,200
Accounts payable and accrued expenses	2,136	7,033
Accrued officer compensation	15,000	-
Net cash provided by (used in) operating activities	36,545	(20,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	18,769	25,000
Repayments to related party	(720)	(7,500)
Net cash provided by financing activities	18,049	17,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,594	(3,414)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,169	5,583

CASH AND CASH EQUIVALENTS - END OF PERIOD	$56,763	$2,169

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the year for income taxes	$800	$800
Cash paid during the year for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Format, Inc. (the “Company”) was incorporated in the State of Nevada on March 21, 2001.  The Company provides EDGARizing services to various commercial and corporate entities.  The Company provides services throughout the United States.

The Company has evaluated subsequent events through March 25, 2010, the date these financial statements were issued.  No material events that require financial statement disclosure occurred between January 1, 2010 and March 25, 2010.

Going Concern

As shown in the accompanying financial statements the Company has an accumulated deficit of $209,137 and a working capital deficit of $172,747 as of  December 31, 2009. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses, or that the Company’s President will continue to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of December 31, 2009 and 2008 allowances of $26,075 and $16,700, respectively, are required.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method on the estimated useful lives of the assets, generally ranging from three to five years.  Expenditures of major renewals and improvements that extended the useful lives of property and equipment are capitalized.  Expenditures for repairs and maintenance are charged to expense as incurred.  Leasehold improvements are amortized using the straight-line method over the shorter or the estimated useful life of the asset or the lease term. Gains or losses from retirements or sales are credited or charged to income.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2009 and 2008, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, formerly SFAS No. 157, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of December 31, 2009 and 2008. The Company’s financial instruments consist of cash, accounts receivable, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to their short term nature.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Revenue Recognition

The Company generates revenue from professional services rendered to customers either at time of delivery or completion, when the earnings process is complete and collectibility is probable.

Concentrations

The Company derived 56% of its operating revenue during the year ended December 31, 2009, from a single customer.  The revenue from this customer was earned pursuant to a service contract entered into on July 8, 2009.   For the year ended December 31, 2008, the Company derived 42% of its operating revenue from six customers.

Earnings (Loss) Per Share of Common Stock

The Company follows ASC No. 260, formerly SFAS No. 128, “Earnings Per Share” that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the years ended December 31, 2009 and 2008, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at December 31, 2009 and 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105,  formerly Statement No. 168. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC No. 105).  ASC No. 105 is now the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC No. 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC No. 105 on July 1, 2009.  The adoption of ASC No. 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC No. 825-10-65, formerly SFAS No. 159, Financial Instruments – Overall – Transition and Open Effective Date Information. ASC No. 825-10-65 amends ASC No. 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC No. 270-10 to require those disclosures in all interim financial statements. The adoption of ASC No. 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On April 1, 2009, the Company adopted ASC No. 855, formerly SFAS 165, Subsequent Events. ASC No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC No. 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820). ASU No. 2009-05 provided amendments to ASC No. 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU No. 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU No. 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition).  ASU No. 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU No. 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU No. 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In December 2009, the FASB issued ASC No. 860, Accounting for Transfers of Financial Assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.   ASC No. 860 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. The Company does not expect adoption of ASC No. 860 to have a material impact on the Company’s results of operations or financial condition.

NOTE 3	FAIR VALUE ACCOUNTING

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10, formerly SFAS 157, Fair Value Measurements.  ASC No. 820-10 relates to financial assets and financial liabilities.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

ASC No. 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC No. 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC No. 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC No. 820-10 are described below:

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

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

		December 31, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	1	$56,763	$56,763	$2,169	$2,169
Accounts receivable	2	1,900	1,900	25,216	25,216
Liabilities
Accounts payable and accrued expenses	2	50,881	50,881	73,745	73,745
Accrued officer compensation	2	15,000	15,000	-	-
Due to related party	2	167,977	167,977	149,928	149,928

Recorded values of cash, accounts receivable, payables and other obligations approximate fair values due to the short maturities of such instruments.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 4	LOAN RECEIVABLE

As of December 31, 2009 and 2008, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At December 31, 2009 collectibility is uncertain and an allowance has been setup for the full amount due of $20,500.

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2009 and 2008.

	December 31,	December 31,
	2009	2008
Office machinery and equipment	$33,080	$33,080
Furniture and fixtures	2,011	2,011
	35,091	35,091
Less: Accumulated depreciation	(29,902)	(25,834)

	$5,189	$9,257

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $4,068 and $5,812, respectively.

NOTE 6	RELATED PARTY TRANSACTIONS

The Company’s President, who is also a stockholder, has made advances to the Company which are unsecured, non-interest bearing, and due on demand.  For the years ended December 31, 2009 and 2008, the Company was advanced $18,049 and $17,500, respectively, net of repayments.  The total amount due at December 31, 2009 and 2008 was $167,977 and $149,928, respectively.

Effective July 1, 2009, the Company agreed to compensate its President $2,500 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $15,000 at December 31, 2009.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7	INCOME TAXES

The Company accounts for income taxes under ASC No. 740, formerly SFAS 109, “Accounting for Income Taxes”.  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of December 31, 2009, the Company had estimated federal net operating loss carryforwards totaling approximately $160,000 which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At December 31, 2009, the Company’s gross deferred tax asset totaled $41,760. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The components of the Company’s income tax provision for the years ended December 31, 2009 and 2008 consisted of:

	December 31,	December 31,
	2009	2008
Current income tax expense	$800	$800
Deferred income tax benefit	(34,560)	(42,720)
Change in valuation allowance	34,560	42,720

	$800	$800

NOTE 8	RELIEF OF INDEBTEDNESS

During 2009, the Company charged off $25,000 due a consulting firm for services rendered in the past. There has been no contact from this creditor for over two years. The Company charged off the debt as the consulting firm is now barred by statute to collect.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K, except for the following:

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

The decision to engage Jonathon P. Reuben, CPA, an Accountancy Corporation, was approved by our Board of Directors on January 11, 2008.

During our two most recent fiscal years and the subsequent interim period through January 7, 2007, the date of resignation, there were no disagreements with Pollack on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Pollack, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K during our two most recent fiscal years and the subsequent interim period through January 7, 2007, the date of resignation.

Other than in connection with the engagement of Jonathon P. Reuben, CPA, an Accountancy Corporation, by us, during our two most recent fiscal years ended December 31, 2006 and 2005, and through January 7, 2007, we did not consult Jonathon P. Reuben, CPA, an Accountancy Corporation, regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or the related instructions thereto or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

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

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2009, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective based on the company’s size and its current level of activity.

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

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Ryan A. Neely	38	president, secretary, chief financial officer, director
Robert D. Summers	39	director

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

Item 10. Executive Compensation

Summary Compensation Table.  The compensation of the named executive officers for the last two completed fiscal years ended December 31, 2009 and December 31, 2008 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ryan Neely President, Treasurer, Secretary	2009	$15,000	0	0	0	0	0	0	$15,000
	2008	$0	0	0	0	0	0	0	$0

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2009, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market alue of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Ryan Neely	0	0	0	0	0	0	0	0	0

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

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ryan Neely	0	0	0	0	0	0	0
Robert Summers	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 28, 2010, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

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

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

Equity Compensation Plan Information. There are no securities authorized for issuance under any equity compensation plans, and no securities issued or outstanding under any such plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. From time to time, Ryan Neely, our president, chief financial officer, secretary and one of our directors advances money to us for working capital with no interest, due on demand. As of December 31, 2009 and 2008, we have $167,977 and $149,928 respectively, due to Mr. Neely as a current liability.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $14,900 and $14,536, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2009, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2009, we were billed a total of $3,000 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. For the fiscal year ended December 31, 2008, we were billed a total of $3,219 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2009 and December 31, 2008, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $625 and $750 respectively.

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

Format, Inc., a Nevada corporation

March 30, 2010	By:	/s/ Ryan A. Neely
	Its:	Ryan A. Neely President, Secretary, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ryan Neely	March 30, 2010
Its:	Ryan Neely President, Secretary, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

By:	/s/Robert Summers	March 30, 2010
Its:	Robert Summers director