Form 10-Q
period 2010-03-31
FORMAT INC
filed 2010-05-17
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from to

Commission File Number: 000-52213
Format, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 14, 2010, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FORMAT, INC.
CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$55,489	$56,763
Accounts receivable, net	1,900	1,900
Loan receivable, net	-	-
Prepaid expense	3,039	1,248
Security deposit	1,200	1,200
Total current assets	61,628	61,111

PROPERTY AND EQUIPMENT, NET	4,523	5,189

TOTAL ASSETS	$66,151	$66,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$61,084	$50,081
Accrued officer compensation	20,000	15,000
Income taxes payable	1,600	800
Due to related party	167,699	167,977
Total current liabilities	250,383	233,858

TOTAL LIABILITIES	250,383	233,858

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized
and 3,770,083 shares issued and outstanding	3,770	3,770
Additional paid-in capital	37,809	37,809
Accumulated deficit	(225,811)	(209,137)
Total stockholders' (deficit)	(184,232)	(167,558)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$66,151	$66,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009

REVENUE	$10,176	$16,882

OPERATING EXPENSES
Wages and wage related expenses	7,500	15,127
Professional fees	11,753	12,269
Rent expense	3,744	3,600
Depreciation expense	666	1,128
Other general and administrative expenses	2,387	4,190

Total operating expenses	26,050	36,314

LOSS FROM OPERATIONS	(15,874)	(19,432)

Provision for income taxes	(800)	(800)

NET LOSS	$(16,674)	$(20,232)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,674)	$(20,232)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	666	1,128
Bad debt reserve	-	1,700
Net changes in operating assets and liabilities:
Accounts receivable	-	3,980
Prepaid expenses and other current assets	(1,791)	(1,346)
Accounts payable and accrued expenses	11,803	7,936
Accrued officer compensation	5,000	-
Net cash used in operating activities	(996)	(6,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	10,000
Repayments to related party	(278)	-
Net cash provided by (used in) financing activities	(278)	10,000

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(1,274)	3,166

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	56,763	2,169

CASH AND CASH EQUIVALENTS - END OF PERIOD	$55,489	$5,335

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the period for income taxes	$-	$800
Cash paid during the period for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
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

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in Format Inc.’s Form 10-K for the year ended December 31, 2009.

Going Concern

As shown in the accompanying financial statements the Company has an accumulated deficit of $225,811 and a working capital deficit of $188,755 as of March 31, 2010. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses, or that the Company’s President will continue to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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
MARCH 31, 2010
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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of March 31, 2010 an allowance of $24,175 is required.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are computed using the straight-line method on the estimated useful lives of the assets, generally ranging from three to seven years.  Expenditures of major renewals and improvements that extend the useful lives of property and equipment are capitalized.  Expenditures for repairs and maintenance are charged to expense as incurred.  Leasehold improvements are amortized using the straight-line method over the shorter or the estimated useful life of the asset or the lease term. Gains or losses from retirements or sales are credited or charged to income.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2010, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2010. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Revenue Recognition

The Company generates revenue from professional services rendered to customers either at time of delivery or completion, when the earning process is complete and collectibility is probable.

Concentrations

During the three months ended March 31, 2010, the Company derived 100% of its operating revenue from one customer.  During the three months ended March 31, 2009, the Company derived 42% of its operating revenue from two customers.

The Company’s cash balance in financial institutions at times may exceed federally insured limits of $250,000.

Loss Per Share of Common Stock

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the three months ended March 31, 2010 and 2009, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at March 31, 2010 and 2009.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855) -  Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

NOTE 3	FAIR VALUE ACCOUNTING

Fair Value Measurements

The Company’s financial instruments consist of a related party loan payable.  The Company believes that the recorded value of this obligation approximates its fair value due to its short-term nature.

The Company complies with the provisions of ASC No. 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		March 31, 2010		December 31, 2009
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Liabilities
Due to related party	2	167,699	167,699	167,977	167,977

NOTE 4                  LOAN RECEIVABLE

As of March 31, 2010 and December 31, 2009, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At March 31, 2010 collectibility is uncertain and an allowance has been setup for the full amount due of $20,500.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
Office machinery and equipment	$33,080	$33,080
Furniture and fixtures	2,011	2,011
	35,091	35,091
Less: Accumulated depreciation	(30,568)	(29,902)

	$4,523	$5,189

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $666 and $1,128, respectively.

NOTE 6	RELATED PARTY TRANSACTIONS

The Company’s President, who is also a stockholder, has made advances to the Company which are unsecured, non-interest bearing, and due on demand.  For the three months ended March 31, 2010, the Company was advanced $-0- and made repayments of $278.  For the three months ended March 31, 2009, the Company was advanced $10,000 and made repayments of $-0-.  The total amount due at March 31, 2010 was $167,699.

Effective July 1, 2009, the Company agreed to compensate its President $2,500 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $20,000 at March 31, 2010.

NOTE 7                  INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of March 31, 2010, the Company had estimated federal net operating loss carryforwards totaling approximately $176,000 which can be used to offset future federal income taxes.  The federal net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At March 31, 2010, the Company’s gross deferred tax asset totaled $42,240. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

The components of the Company’s income tax provision for the three months ended March 31, 2010 and 2009 amounted to:

	March 31,	March 31,
	2010	2009
Current income tax expense	$800	$800
Deferred income tax benefit	(7,680)	(4,080)
Change in valuation allowance	7,680	4,080

	$800	$800

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

For the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

Results of Operations.

Revenues.   We generated revenues of $10,176 for the three months ended March 31, 2010, as compared to $16,882 for the three months ended March 31, 2009. The decrease in revenues from the three month period ended March 31, 2009 to the three month period ended March 31, 2010 was primarily due to the fact that we provide bulk edgarizing services to Research Data Group, Inc. (“RDG”) which resulted in decreased revenues.

Operating Expenses. For the three months ended March 31, 2010, our total operating expenses were $26,050, as compared to total operating expenses of $36,314 for the three months ended March 31, 2009. The decrease in total operating expenses is due primarily to a decrease in wages and wage related expenses between the two periods.  We had a decrease in wages and wage related expenses, which totaled $7,500 for the three months ended March 31, 2010, as compared to $15,127 for the three months ended March 31, 2009. Therefore, we had net loss of $16,674 for the three months ended March 31, 2010, as compared to net loss of $20,232 for the three months ended March 31, 2009.

Liquidity and Capital Resources.   We had cash of $55,489 as of March 31, 2010. Our accounts receivable were $1,900 as of March 31, 2010.  We also had $1,200 represented by a security deposit and $3,039 of prepaid expenses.  Therefore, our total current assets as of March 31, 2010 were $61,628.  We also had $4,523 represented by fixed assets, net of depreciation, as of March 31, 2010. Our total assets as of March 31, 2010, were $66,151.

As of March 31, 2010, our current liabilities were $250,383, of which $61,084 was represented by accounts payable and accrued expenses, $20,000 was accrued officer compensation, $1,600 of income taxes payable and $167,699 was represented by a related party advance.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

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

We had cash of $55,489 of March 31, 2010, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Ryan Neely, our president, secretary, chief financial officer and one of our directors, has made advances to us which are unsecured and due on demand. As of March 31, 2010, the total amount due was $167,699. We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses. Other than proposed increases in marketing expenses and the anticipated increases in legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

On May 16, 2010, Peter Kristensen resigned as a member of the board of directors of Format, Inc. (the “Registrant”). Mr. Kristensen’s resignation was not the result of any disagreement with the policies, practices or procedures of the Registrant. The resignation of Mr. Kristensen is attached hereto as exhibit 17.1.

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

Format, Inc., a Nevada corporation

Date: May 17, 2010	By:	/s/ Ryan Neely
Ryan Neely Chief Executive Officer, Chief Financial Officer, President and a Director (Principal, Executive, Financial and Accounting Officer)