Form 10-Q
period 2010-06-30
FORMAT INC
filed 2010-08-16
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from to

Commission File Number: 000-52213
Format, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 13, 2010, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FORMAT, INC.
CONDENSED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$78,689	$56,763
Accounts receivable, net	-	1,900
Loan receivable, net	-	-
Prepaid expense	2,442	1,248
Security deposit	1,200	1,200
Total current assets	82,331	61,111

PROPERTY AND EQUIPMENT, NET	3,857	5,189

TOTAL ASSETS	$86,188	$66,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$73,854	$50,081
Accrued officer compensation	27,500	15,000
Income taxes payable	1,600	800
Due to related party	163,699	167,977
Total current liabilities	266,653	233,858

TOTAL LIABILITIES	266,653	233,858

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized
and 3,770,083 shares issued and outstanding	3,770	3,770
Additional paid-in capital	37,809	37,809
Accumulated deficit	(222,044)	(209,137)
Total stockholders' (deficit)	(180,465)	(167,558)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$86,188	$66,300

 The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUE	$37,652	$25,884	$47,828	$42,766

OPERATING EXPENSES
Wages and wage related expenses	7,500	10,679	15,000	25,806
Professional fees	20,452	6,121	32,205	18,390
Rent expense	3,744	2,448	7,488	6,048
Depreciation expense	666	1,128	1,332	2,256
Other general and administrative expenses	1,523	1,834	3,910	6,024

Total operating expenses	33,885	22,210	59,935	58,524

INCOME (LOSS) FROM OPERATIONS	3,767	3,674	(12,107)	(15,758)

Provision for income taxes	-	-	(800)	(800)

NET INCOME (LOSS)	$3,767	$3,674	$(12,907)	$(16,558)

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$0.00	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083	3,770,083	3,770,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,907)	$(16,558)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	1,332	2,256
Bad debt reserve	-	1,700
Net changes in operating assets and liabilities:
Accounts receivable	1,900	431
Prepaid expenses and other current assets	(1,194)	(897)
Accounts payable and accrued expenses	24,573	1,589
Accrued officer compensation	12,500	-
Net cash provided by (used in) operating activities	26,204	(11,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	17,269
Repayments to related party	(4,278)	-
Net cash provided by (used in) financing activities	(4,278)	17,269

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,926	5,790

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	56,763	2,169

CASH AND CASH EQUIVALENTS - END OF PERIOD	$78,689	$7,959

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Going Concern

As shown in the accompanying financial statements the Company has an accumulated deficit of $222,044 and a working capital deficit of $184,322 as of June 30, 2010. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses, or that the Company’s President will continue to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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
JUNE 30, 2010
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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of June 30, 2010 and December 31, 2009 an allowance of $26,075 is required.

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2010, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2010. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

Revenue Recognition

The Company generates revenue from professional services rendered to customers either at time of delivery or completion, when the earning process is complete and collectibility is probable.

Provision For Income Taxes

The Company accounts for income taxes under ASC 740, "Accounting for Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Concentrations

During the six months ended June 30, 2010, the Company derived 100% of its operating revenue from one customer.  The Company derived 20% of its operating revenue from one customer during the six months ended June 30, 2009.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Loss Per Share of Common Stock

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the six months ended June 30, 2010 and 2009, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at June 30, 2010 and 2009.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3	FAIR VALUE ACCOUNTING

Fair Value Measurements

The Company’s financial instruments consist of cash, accounts receivable, loan receivable, accounts payable and accrued expenses and a related party loan payable.  The Company believes that the recorded value of these obligations approximates their fair value due to their short-term nature.

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		June 30, 2010		December 31, 2009
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	1	$78,689	$78,689	$56,763	$56,763
Accounts receivable	2	-	-	1,900	1,900
Liabilities
Accounts payable and accrued expenses	2	75,454	75,454	50,881	50,881
Accrued officer compensation	2	27,500	27,500	15,000	15,000
Due to related party	2	163,699	163,699	167,977	167,977

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 4                  LOAN RECEIVABLE

As of June 30, 2010 and December 31, 2009, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At June 30, 2010 and December 31, 2009 collectibility is uncertain and an allowance has been setup for the full amount due of $20,500.

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
Office machinery and equipment	$33,080	$33,080
Furniture and fixtures	2,011	2,011
	35,091	35,091
Less: Accumulated depreciation	(31,234)	(29,902)

	$3,857	$5,189

Depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $1,332 and $2,256, respectively.

NOTE 6	RELATED PARTY TRANSACTIONS

The Company’s President, who is also a stockholder, has made advances to the Company which are unsecured, non-interest bearing, and due on demand.  For the six months ended June 30, 2010 and 2009, the Company made repayments of $4,278 and was advanced $17,269, respectively.  The total amount due at June 30, 2010 was $163,699.

Effective July 1, 2009, the Company agreed to compensate its President $2,500 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $27,500 at June 30, 2010 and $15,000 at December 31, 2009.  Accrued compensation charged to operations and included in wages and wage related expenses was $7,500 and $15,000 for the three months and six months ended June 30, 2010, respectively.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 7                 INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of June 30, 2010, the Company had estimated federal net operating loss carryforwards totaling approximately $156,200 which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At June 30, 2010, the Company’s gross deferred tax asset totaled $37,500. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The components of the Company’s income tax provision for the six months ended June 30, 2010 and 2009 amounted to:

	June 30,	June 30,
	2010	2009
Current income tax expense	$800	$800
Deferred income tax benefit	(37,500)	(46,560)
Change in valuation allowance	37,500	46,560

	$800	$800

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

For the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.

Results of Operations.

Revenues.   We generated revenues of $37,652 for the three months ended June 30, 2010, as compared to $25,884 for the three months ended June 30, 2009. The increase in revenues from the three month period ended June 30, 2009 to the three month period ended June 30, 2010 was primarily due to the fact that we provided additional bulk edgarizing services to Research Data Group, Inc. (“RDG”) which resulted in increased revenues.

Operating Expenses. For the three months ended June 30, 2010, our total operating expenses were $33,885, as compared to total operating expenses of $22,210 for the three months ended June 30, 2009. The increase in total operating expenses is due primarily to an increase in professional fees. Professional fees were $20,452 for the three months ended June 30, 2010, as compared to $6,121 for the three months ended June 30, 2009.  Therefore, we had net income of $3,767 for the three months ended June 30, 2010, as compared to net income of $3,674 for the three months ended June 30, 2009.

For the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

Results of Operations.

Revenues.   We generated revenues of $47,828 for the six months ended June 30, 2010, as compared to $42,766 for the six months ended June 30, 2009. The increase in revenues from the six month period ended June 30, 2009 to the six month period ended June 30, 2010 was primarily due to the fact that we provided additional EDGAR services to Research Data Group, Inc. (“RDG”), which resulted in increased revenues.

Operating Expenses. For the six months ended June 30, 2010, our total operating expenses were $59,935, as compared to total operating expenses of $58,524 for the six months ended June 30, 2009. The slight increase in total operating expenses is due primarily to an increase in professional fees to $32,205 for the six months ended June 30, 2010, from $18,390 for the six months ended June 30, 2009, which was offset by decreases in wages and wage related expenses and general and administrative expenses over the comparable periods.  Therefore, we had a net loss of $12,907 for the six months ended June 30, 2010, as compared to a net loss of  $16,558 for the six months ended June 30, 2009.

Liquidity and Capital Resources.   We had cash of $78,689 as of June 30, 2010.  We also had no accounts receivable, $1,200 represented by a security deposit and $2,442 of prepaid expenses.  Therefore, our total current assets as of June 30, 2010 were $82,331.  We also had $3,857 represented by fixed assets, net of depreciation, as of June 30, 2010. Our total assets as of June 30, 2010, were $86,188.

As of June 30, 2010, our current liabilities were $266,653, of which $73,854 was represented by accounts payable and accrued expenses, $27,500 was accrued officer compensation, $1,600 of income taxes payable and $163,699 was represented by related party advances.  The related party advances were payable to Mr. Neely, our president, secretary, chief financial officer and one of our directors. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

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

We had cash of $78,689 on June 30, 2010, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Ryan Neely, our president, secretary, chief financial officer and one of our directors, has made advances to us which are unsecured and due on demand. As of June 30, 2010, the total amount due was $163,699. We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses. Other than proposed increases in marketing expenses and the anticipated increases in legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Format, Inc., a Nevada corporation

Date: August 16, 2010	By:	/s/ Ryan Neely
Ryan Neely Chief Executive Officer, Chief Financial Officer, President and a Director (Principal, Executive, Financial and Accounting Officer)