Form 10-Q
period 2010-09-30
FORMAT INC
filed 2010-11-12
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _____to ________

Commission File Number: 000-52213
Format, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3553 Camino Mira Costa, Suite E, San Clemente, California 92672
(Address of principal executive offices) (Zip Code)

949-481-9203
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of November 10, 2010, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

FORMAT, INC.
CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$54,130	$56,763
Accounts receivable, net	-	1,900
Loan receivable, net	-	-
Prepaid expense	6,845	1,248
Security deposit	1,200	1,200
Total current assets	62,175	61,111

PROPERTY AND EQUIPMENT, NET	4,012	5,189

TOTAL ASSETS	$66,187	$66,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$80,036	$50,081
Accrued officer compensation	35,000	15,000
Income taxes payable	1,600	800
Due to related party	121,661	167,977
Total current liabilities	238,297	233,858

TOTAL LIABILITIES	238,297	233,858

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized
and 3,770,083 shares issued and outstanding	3,770	3,770
Additional paid-in capital	37,809	37,809
Accumulated deficit	(213,689)	(209,137)
Total stockholders' (deficit)	(172,110)	(167,558)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$66,187	$66,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUE	$25,218	$27,186	$73,046	$69,952

OPERATING EXPENSES
Wages and wage related expenses	7,500	7,621	22,500	33,427
Professional fees	5,809	5,356	38,014	23,746
Rent expense	3,744	4,696	11,232	10,744
Depreciation expense	666	916	1,998	3,172
Other general and administrative expenses	63	9,873	3,973	15,897

Total operating expenses	17,782	28,462	77,717	86,986

INCOME (LOSS) FROM OPERATIONS	7,436	(1,276)	(4,671)	(17,034)

OTHER INCOME
Recovery of bad debt	919	-	919	-

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	8,355	(1,276)	(3,752)	(17,034)

Provision for income taxes	-	-	(800)	(800)

NET INCOME (LOSS)	$8,355	$(1,276)	$(4,552)	$(17,834)

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083	3,770,083	3,770,083

 The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,552)	$(17,834)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	1,998	3,173
Bad debt reserve	981	9,641
Net changes in operating assets and liabilities:
Accounts receivable	919	12,648
Prepaid expenses and other current assets	(5,597)	(449)
Accounts payable and accrued expenses	29,955	2,970
Accrued officer compensation	20,000	7,500
Income taxes payable	800	-
Net cash provided by operating activities	44,504	17,649

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(821)	-
Net cash used in investing activities	(821)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	18,769
Repayments to related party	(46,316)	(720)
Net cash provided by (used in) financing activities	(46,316)	18,049

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,633)	35,698

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	56,763	2,169

CASH AND CASH EQUIVALENTS - END OF PERIOD	$54,130	$37,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Going Concern

As shown in the accompanying financial statements the Company has an accumulated deficit of $213,689 and a working capital deficit of $176,122 as of September 30, 2010. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses, or that the Company’s President will continue to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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
SEPTEMBER 30, 2010
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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of September 30, 2010 an allowance of $25,156 is required.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2010, the Company does not believe there has been any impairment of its long-lived assets.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2010. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to their short-term nature.

Revenue Recognition

The Company generates revenue from professional services rendered to customers either at time of delivery or completion, when the earning process is complete and collectibility is probable.

Concentrations

During the nine months ended September 30, 2010, the Company derived 100% of its operating revenue from one customer.  The Company derived 20% of its operating revenue from one customer during the nine months ended September 30, 2009.

The Company’s cash balance in financial institutions at times may exceed federally insured limits of $250,000.

Loss Per Share of Common Stock

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the nine months ended September 30, 2010 and 2009, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at September 30, 2010 and 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics - Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of  certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operation or cash flows.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

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
SEPTEMBER 30, 2010
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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		September 30, 2010		December 31, 2009
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	1	$54,130	$54,130	$56,763	$56,763
Accounts receivable	2	-	-	1,900	1,900
Liabilities
Accounts payable and accrued expenses	2	80,036	80,036	50,081	50,081
Accrued officer compensation	2	35,000	35,000	15,000	15,000
Income taxes payable	2	1,600	1,600	800	800
Due to related party	2	121,661	121,661	167,977	167,977

NOTE 4                  LOAN RECEIVABLE

As of September 30, 2010 and December 31, 2009, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At September 30, 2010 collectibility is uncertain and an allowance has been setup for the full amount due of $20,500.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Office machinery and equipment	$33,901	$33,080
Furniture and fixtures	2,011	2,011
	35,912	35,091
Less: Accumulated depreciation	(31,900)	(29,902)

	$4,012	$5,189

Depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $1,998 and $3,173, respectively.

NOTE 6	RELATED PARTY TRANSACTIONS

The Company’s President, who is also a stockholder, has made advances to the Company which are unsecured, non-interest bearing, and due on demand.  For the nine months ended September 30, 2010 and 2009, the Company made repayments of $46,316 and was advanced $18,049 net of repayments, respectively.  The total amount due at September 30, 2010 was $121,661.

Effective July 1, 2009, the Company agreed to compensate its President $2,500 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $35,000 at September 30, 2010 and $15,000 at December 31, 2009.  Accrued compensation charged to operations and included in wages and wage related expenses was $7,500 and $22,500 for the three and nine months ended September 30, 2010.

NOTE 7                 INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of September 30, 2010, the Company had estimated federal net operating loss carryforwards totaling approximately $166,000 which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At September 30, 2010, the Company’s gross deferred tax asset totaled $40,800. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

The components of the Company’s income tax provision for the nine months ended September 30, 2010 and 2009 amounted to:

	September 30,	September 30,
	2010	2009
Current income tax expense	$800	$800
Deferred income tax expense (benefit)	960	(3,840)
Change in valuation allowance	(960)	3,840

	$800	$800

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2010.

For the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.

Results of Operations.

Revenues. We generated revenues of $25,218 for the three months ended September 30, 2010, as compared to $27,186 for the three months ended September 30, 2009.

Operating Expenses. For the three months ended September 30, 2010, our total operating expenses were $17,782 as compared to total operating expenses of $28,462 for the three months ended September 30, 2009. The decrease in total operating expenses is due primarily to a decrease in other general and administrative expenses. Other general and administrative expenses were $63 for the three months ended September 30, 2010, as compared to $9,873 for the three months ended September 30, 2009.

Net Income. We had net income of $8,355 for the three months ended September 30, 2010, as compared to a net loss of $1,276 for the three months ended September 30, 2009.

For the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Results of Operations.

Revenues.  We generated revenues of $73,046 for the nine months ended September 30, 2010, as compared to $69,952 for the nine months ended September 30, 2009.

Operating Expenses. For the nine months ended September 30, 2010, our total operating expenses were $77,717, as compared to total operating expenses of $86,986 for the nine months ended September 30, 2009. The slight decrease in total operating expenses is due primarily to an increase in professional fees to $38,014 for the nine months ended September 30, 2010, from $23,746 for the nine months ended September 30, 2009, which was offset by decreases in wages and wage related expenses and general and administrative expenses over the comparable periods.

Net Loss.  We had a net loss of $4,552 for the nine months ended September 30, 2010, as compared to a net loss of $17,834 for the nine months ended September 30, 2009.

Liquidity and Capital Resources.  We had cash of $54,130 as of September 30, 2010.  We also had no accounts receivable, $6,845 of prepaid expenses and $1,200 represented by a security deposit.  Therefore, our total current assets as of September 30, 2010 were $62,175.  We also had $4,012 represented by property and equipment, net of depreciation, as of September 30, 2010.  Our total assets as of September 30, 2010, were $66,187.

As of September 30, 2010, our current liabilities were $238,297, of which $80,036 was represented by accounts payable and accrued expenses, $35,000 was accrued officer compensation, $1,600 of income taxes payable and $121,661 was represented by related party advances.  The related party advances were payable to Mr. Neely, our president, secretary, chief financial officer and one of our directors.  Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

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

We had cash of $54,130 on September 30, 2010, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Ryan Neely, our president, secretary, chief financial officer and one of our directors, has made advances to us which are unsecured and due on demand. As of September 30, 2010, the total amount due was $121,661. We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses. Other than proposed increases in marketing expenses and the anticipated increases in legal and accounting costs of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4T. Controls and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

Format, Inc., a Nevada corporation

Date: November 12, 2010	By:	/s/ Ryan Neely
Ryan Neely Chief Executive Officer, Chief Financial Officer, President and a Director (Principal, Executive, Financial and Accounting Officer)