Form 10-K
period 2010-12-31
FORMAT INC
filed 2011-03-28
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2010, based on $1.05 per share, the average bid and asked price of such common equity as of that date, was $800,712.

As of March 23, 2011, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Our EDGARization Software. We use EDGARization software that is provided by RDG. The program converts documents produced by word processing, spreadsheet, and desktop publishing packages into the EDGAR HTML format, adding the required submission information and EDGAR tags. Edgarizer HTML includes complete test filing capabilities to ensure that filings are compliant, and full communications features to facilitate filing directly to the SEC.

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

Website. We do not currently maintain a website.

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

Employees. As of March 23, 2011, we have one full-time employee. We do not currently anticipate that we will hire any employees in the next six months, unless we significantly increase our revenues. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our expansion and business development.

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

One customer accounts for all of our revenues.  We provide EDGARization services to a small number of customers. We expect that those customers will continue to account for a large portion of our revenues for the foreseeable future. If our relationships with any of those customers were disrupted, we could lose a significant portion of our anticipated revenues.

The nature of our EDGARizing business is highly cyclical and affected by conditions in capital markets, such that our operating results may fluctuate due to a number of factors, such as stock market fluctuations and overall trends in the economy. The EDGARizing industry is highly dependent on the volume of public financing and equity offerings and corporate reporting requirements.  The corporate reporting revenue is seasonal as the greatest number of regulatory reports is required to be processed during the fiscal quarter ending March 31 and the second quarter ending June 30.  Because of these cyclical and seasonal factors, coupled with the general need to complete certain processing jobs quickly after delivery of copy by customers, we may not be able to handle maximum workloads as we only have only full-time employee and one-part time employee.

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

We have been relying, and expect to continue to rely, on Mr. Neely to provide interest free loans to pay for many of our expenses. We owe Mr. Neely a total of $116,656 as of December 31, 2010. We cannot guaranty that Mr. Neely will continue to provide interest free loans to us.

Our officer and directors are engaged in other activities and could have conflicts of interest with us.  Mr. Neely, our president, chief financial officer, secretary and sole director, engages in other activities unrelated to our operations. Our officer and directors may have conflicts of interest in allocating time, services, and functions between the other business ventures in which those persons may be or become involved. Our officer and directors may not have sufficient staff, consultants, employees, agents, contractors, and managers to adequately conduct our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of the December 31, 2010 and 2009, we held no real property. We do not presently own any interests in real estate.

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

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common shares are eligible for quotation on the Pink Sheets under the symbol “FRMT”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of March 4, 2011, shares of our common stock have been traded only once, with a quoted price $2.00 per share as of July 11, 2007.

Reports to Security Holders.  We became a reporting company pursuant to the Securities and Exchange Act of 1934 on January 13, 2007, which was 60 days after the filing of our Registration Statement on Form 10-SB.  Since that time, we have been required to provide an annual report to our security holders, which will include audited financial statements, and quarterly reports, which will contain unaudited financial statements. The public may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders.

There have been no cash dividends declared on our common stock.  Dividends are declared at the sole discretion of our Board of Directors.

As of March 4, 2011, there were approximately 57 record holders of our common stock.

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

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2010, for the sale of registered securities.

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

Item 6.  Selected Financial Data.

None

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2010 and 2009, together with notes thereto included in this Form 10-K.

For the year ended December 31, 2010 as compared to the same period ended December 31, 2009.

Results of Operations.

Revenues. We generated revenues of $77,537 for the year ended December 31, 2010, as compared to $98,361 for the year ended December 31, 2009.  The decrease in revenues from 2009 to 2010 was primarily due to the fact that we provide bulk edgarizing services primarily to RDG in 2010 which resulted in decreased revenues from the prior year.

Operating Expenses. For the year ended December 31, 2010, our total operating expenses were $103,570, as compared to total operating expenses of $104,288 the year ended December 31, 2009.

Other Income. For the year ended December 31, 2010, we had other income of $919, as compared to $25,000 for the year ended December 31, 2009. For the year ended December 31, 2009, the other income was gain on relief of indebtedness (See Note 8 to the accompanying financial statements).

Net Income/Loss.  For the year ended December 31, 2010, our net loss from operations before provision for income taxes of $800 was $25,114, making our net loss $25,914.  This is in comparison to the year ended December 31, 2009, where our net income from operations before provision for income taxes of $800 was $19,073, making our net income $18,273.  The net loss for the year ended December 31, 2010, as compared to a net income for the year ended December 31, 2009, was primarily due to the decrease in other income, as discussed above.

Liquidity and Capital Resources.  We had cash of $47,988 as of December 31, 2010, as compared to cash of $56,763 as of December 31, 2009. We had less cash as of December 31, 2010, due to decreased revenues while maintaining operating expenses comparable to the prior year. Our total current assets decreased to $50,436 as of December 31, 2010, from total current assets of $61,111 as of December 31, 2009, which was primarily due to the decrease in cash.  As of December 31, 2010, the total of our property and equipment, less accumulated depreciation, was a net value of $3,333, compared to the net value of $5,189, for our property and equipment, less accumulated depreciation, as of December 31, 2009.

Our total assets as of December 31, 2010 were $53,769, as compared to total assets of $66,300 as of December 31, 2009.  Our total assets decreased December 31, 2009 to December 31, 2010, primarily due to the decrease in cash.

As of December 31, 2010, our current liabilities were $247,241, of which $87,285 was represented by accounts payable and accrued expenses, $42,500 was accrued officer compensation, $800 of income taxes payable and $116,656 was represented by related party advances.  In comparison, as of December 31, 2009, our current liabilities were $223,858, of which $50,081 was represented by accounts payable and accrued expenses, $15,000 was accrued officer compensation, $800 of income taxes payable and $167,977 was represented by related party advances.  The related party advances were payable to Mr. Neely, our president, secretary, chief financial officer and one of our directors.  Mr. Neely had advanced those funds to us for working capital.  We had no other long term liabilities, commitments, or contingencies.

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

We had cash of $47,988 as of December 31, 2010, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors, Our  President, who is also a stockholder, has made advances to us which are unsecured, non-interest bearing, and due on demand.  For the year ended December 31, 2010, we made net repayments of $51,321.  For the year ended December 31, 2009, we were advanced $18,049, net of repayments.  The total amount due at December 31, 2010 and 2009 was $116,656 and $167,977, respectively. All of those loans are interest free and due on demand. We used those funds to pay our auditors for the audit of our financial statements. We expect that the increased legal and accounting costs due to the reporting requirements of being a reporting company will continue to impact our liquidity as we will need to obtain funds to pay those expenses.

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

Our belief that our officer and directors will pay our expenses is based on the fact that our officer and directors collectively own 3,000,000 shares of our common stock, which equals approximately 80% of our outstanding common stock. We believe that our officer and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. However, our officer and directors are not committed to contribute additional capital.

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
San Clemente, California

We have audited the accompanying balance sheets of Format, Inc. as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Format, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital, incurred significant losses, and has an accumulated deficit of $235,051 as of December 31, 2010. As discussed in Note 1, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jonathon P.Reuben, C.P.A.
Jonathon P. Reuben, C.P.A.
An Accountancy Corporation
Torrance, California
March 28, 2011

FORMAT, INC.
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$47,988	$56,763
Accounts receivable, net	-	1,900
Loan receivable, net	-	-
Prepaid expense	1,248	1,248
Security deposit	1,200	1,200
Total current assets	50,436	61,111

PROPERTY AND EQUIPMENT, NET	3,333	5,189

TOTAL ASSETS	$53,769	$66,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$87,285	$50,081
Accrued officer compensation	42,500	15,000
Income taxes payable	800	800
Due to related party	116,656	167,977
Total current liabilities	247,241	233,858

TOTAL LIABILITIES	247,241	233,858

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized and 3,770,083 shares issued and outstanding	3,770	3,770
Additional paid-in capital	37,809	37,809
Accumulated deficit	(235,051)	(209,137)
Total stockholders' (deficit)	(193,472)	(167,558)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$53,769	$66,300

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2010	2009

REVENUE	$77,537	$98,361

OPERATING EXPENSES
Wages and wage related expenses	30,000	40,927
Professional fees	53,076	29,150
Rent expense	14,976	14,488
Bad debt expense	-	10,383
Depreciation expense	2,677	4,068
Other general and administrative expenses	2,841	5,272

Total operating expenses	103,570	104,288

LOSS FROM OPERATIONS	(26,033)	(5,927)

OTHER INCOME
Recovery of bad debt	919	-
Gain on relief of indebtedness	-	25,000

Total other income	919	25,000

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(25,114)	19,073

Provision for income taxes	(800)	(800)

NET INCOME (LOSS)	$(25,914)	$18,273

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,770,083	3,770,083

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance - January 1, 2009	3,770,083	$3,770	$37,809	$(227,410)	$(185,831)

Net income for the year	-	-	-	18,273	18,273

Balance - December 31, 2009	3,770,083	3,770	37,809	(209,137)	(167,558)

Net loss for the year	-	-	-	(25,914)	(25,914)

Balance - December 31, 2010	3,770,083	$3,770	$37,809	$(235,051)	$(193,472)

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,914)	$18,273
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Gain on relief of indebtedness	-	(25,000)
Depreciation	2,677	4,068
Bad debt reserve	981	9,375
Net changes in operating assets and liabilities:
Accounts receivable	919	13,941
Prepaid expenses and other current assets	0	(1,248)
Accounts payable and accrued expenses	37,204	2,136
Accrued officer compensation	27,500	15,000
Net cash provided by operating activities	43,367	36,545

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(821)	-
Net cash used in financing activities	(821)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	18,769
Repayments to related party	(51,321)	(720)
Net cash provided by (used in) financing activities	(51,321)	18,049

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,775)	54,594

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	56,763	2,169

CASH AND CASH EQUIVALENTS - END OF PERIOD	$47,988	$56,763

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the period for income taxes	$800	$800
Cash paid during the period for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Format, Inc. (the “Company”) was incorporated in the State of Nevada on March 21, 2001.  The Company provides EDGARizing services to various commercial and corporate entities.  The Company provides services throughout the United States.

Going Concern

As shown in the accompanying financial statements the Company has an accumulated deficit of $235,051 and a working capital deficit of $196,805 as of December 31, 2010. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses, or that the Company’s President will continue to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

Reclassification

Certain reclassifications have been made to conform the prior period financial statement amounts to the current period presentation for comparative purposes

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
DECEMBER 31, 2010

Accounts Receivable

Accounts receivable are reported at the customer’s outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of December 31, 2010 an allowance of $25,156 is required.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2010 and 2009, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2010 and 2009. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to their short term nature.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Revenue Recognition

The Company generates revenue from professional services rendered to customers either at time of delivery or completion, when the earning process is complete and collectibility is probable.

Concentrations

During the year ended December 31, 2010, the Company derived 100% of its operating revenue from one customer.  The Company derived 56% of its operating revenue during the year ended December 31, 2009, from a single customer.  The revenue from this customer was earned pursuant to a service contract entered into on July 8, 2009.

The Company’s cash balance in financial institutions at times may exceed federally insured limits of $250,000.

Loss Per Share of Common Stock

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the years ended December 31, 2010 and 2009, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at December 31, 2010 and 2009.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual period ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics - Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3	FAIR VALUE ACCOUNTING

Fair Value Measurements

On January 1, 2008, the Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

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

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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
The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		December 31, 2010		December 31, 2009
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	1	$47,988	$47,988	$56,763	$56,763
Accounts receivable	2	-	-	1,900	1,900
Liabilities
Accounts payable and accrued expenses	2	88,085	88,085	50,881	50,881
Accrued officer compensation	2	42,500	42,500	15,000	15,000
Due to related party	2	116,656	116,656	167,977	167,977

NOTE 4                 LOAN RECEIVABLE

As of December 31, 2010 and 2009, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At December 31, 2010 and 2009 collectability is uncertain and an allowance has been setup for the full amount due of $20,500.

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31,  2010  and  2009.

	December 31,	December 31,
	2010	2009
Office machinery and equipment	$33,901	$33,080
Furniture and fixtures	2,011	2,011
	35,912	35,091
Less: Accumulated depreciation	(32,579)	(29,902)

	$3,333	$5,189

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $2,677 and $4,068, respectively.

NOTE 6	RELATED PARTY TRANSACTIONS

The Company’s President, who is also a stockholder, has made advances to the Company which are unsecured, non-interest bearing, and due on demand.  For the year ended December 31, 2010, the Company made net repayments of $51,321.  For the year ended December 31, 2009, the Company was advanced $18,049, net of repayments.  The total amount due at December 31, 2010 and 2009 was $116,656 and $167,977, respectively.

Effective July 1, 2009, the Company agreed to compensate its President $2,500 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $42,500 at December 31, 2010 and $15,000 at December 31, 2009.

NOTE 7	INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of December 31, 2010, the Company had estimated federal net operating loss carryforwards totaling approximately $180,000 which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At December 31, 2010, the Company’s gross deferred tax asset totaled $45,600. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The components of the Company’s income tax provision for the years ended December 31, 2010 and 2009 amounted to:

FORMAT, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

	December 31,	December 31,
	2010	2009
Current income tax expense	$800	$800
Deferred income tax benefit	(45,600)	(34,560)
Change in valuation allowance	45,600	34,560

	$800	$800

NOTE 8	RELIEF OF INDEBTEDNESS

During 2009, the Company charged off $25,000 due a consulting firm for services rendered in the past.  There has been no contact from this creditor for over two years.  The Company charged off the debt as the consulting firm is now barred by statute to collect.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective based on the company’s size and its current level of activity.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Ryan A. Neely	39	President, Secretary, Chief Financial Officer, Director

Ryan A. Neely.  Mr. Neely has been our President, Secretary and a Director since April 2001, and our Chief Financial Officer since April 2004. Mr. Neely manages all aspects of our operations, including marketing and sales of our services. Mr. Neely also served as our Chief Financial Officer from April 2001 to February 2003.  From 2000 to 2001, Mr. Neely was the Chief Executive Officer of JPAL, Inc., a Nevada corporation and an Internet based provider of vacation rental properties and services.  From May 1999 to September 1999, Mr. Neely worked as a sales account manager for Unified Research Laboratories, Inc., which was acquired by Symantec Corporation. Unified Research Laboratories, Inc. was a developer of Internet content-control software and web filtering technologies. From 1996 to August 1998, Mr. Neely worked as a regional sales manager where he was responsible for all enterprise sales for Log-On Data Corp., Inc., a California corporation, which has since changed its name to 8e6 Technologies, Inc. Mr. Neely is not currently a director of any other reporting company.

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

Audit Committee and Audit Committee Financial Expert. We do not have a standing audit committee. The functions of the Audit Committee are currently assumed by our board of directors. Ryan Neely, our sole diretcor, is responsible for the duties of an audit committee “financial expert.” It is unlikely that we would be able to attract an independent financial expert to serve on our board of directors at this stage of our development. In order to entice such a director to join our board of directors, we would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; both of which we are unable to afford at this time.

Item 11. Executive Compensation

Summary Compensation Table.  The compensation of the named executive officers for the last two completed fiscal years ended December 31, 2010 and December 31, 2009 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ryan Neely President, Treasurer, Secretary	2010	$30,000	0	0	0	0	0	0	$30,000
	2009	$15,000	0	0	0	0	0	0	$15,000

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2010, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ryan Neely	0	0	0	0	0	0	0
Robert Summers	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 23, 2011 regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers and (iii) by all of our executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Ryan Neely 336 Plaza Estival San Clemente, CA 92672	3,000,000 shares (1) president, secretary, chief financial officer and a director	79.5%
Michelle Neely 336 Plaza Estival San Clemente, CA 92672	3,000,000 shares (1)	79.5%
All directors and named executive officers as a group	3,000,000 shares	79.5%

(1) Ryan A. Neely, our officer and sole director, is the record owner of 3,000,000 shares, and is married to Michelle Neely, our former officer and director. Therefore, each beneficially owns 3,000,000 shares of common stock, which equals approximately 79.5% of our issued and outstanding common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. From time to time, Ryan Neely, our President, Chief Financial Officer, Secretary and one of our Directors advances money to us for working capital with no interest, due on demand. As of December 31, 2010 and 2009, we have $116,656 and $167,977 respectively, due to Mr. Neely as a current liability.

Effective July 1, 2009, we agreed to compensate its President $2,500 per month for service rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $42,500 at December 31, 2010 and $15,000 at December 31, 2009.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $13,845 and $14,900, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2010, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2010, we were billed a total of $2,000 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. For the fiscal year ended December 31, 2009, we were billed a total of $3,000 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2010 and December 31, 2009, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $625 and $625 respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
4	Specimen Stock Certificate*
10.1	Services Agreement with Research Data Group, Inc.**
14	Code of Ethics*
31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Included in Registration Statement on Form 10-SB filed on November 14, 2006.
**	Included in our Quarterly Report on Form 10-Q filed on August 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Format, Inc., a Nevada corporation

March 28, 2011	By:	/s/ Ryan A. Neely
Ryan A. Neely
	Its:	President, Secretary, Treasurer and a director (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ryan Neely	March 28, 2011
Its:	Ryan Neely President, Secretary, Treasurer and a Director (Principal Executive, Financial and Accounting Officer)