Form 10-Q
period 2011-03-31
FORMAT INC
filed 2011-04-28
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _____to ________

Commission File Number: 000-52213
Format, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 27, 2011, there were 3,770,083 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

FORMAT, INC.
CONDENSED BALANCE SHEETS
	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$69,111	$47,988
Accounts receivable, net	-	-
Loan receivable, net	-	-
Prepaid expense	1,248	1,248
Security deposit	1,200	1,200
Total current assets	71,559	50,436

PROPERTY AND EQUIPMENT, NET	2,732	3,333

TOTAL ASSETS	$74,291	$53,769

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$106,158	87,285
Accrued officer compensation	50,000	42,500
Income taxes payable	1,600	800
Due to related party	114,156	116,656
Total current liabilities	271,914	247,241

TOTAL LIABILITIES	271,914	247,241

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 50,000,000 shares authorized
and 3,770,083 shares issued and outstanding	3,770	3,770
Additional paid-in capital	37,809	37,809
Accumulated deficit	(239,202)	(235,051)
Total stockholders' (deficit)	(197,623)	(193,472)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$74,291	$53,769

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	March 31,
	2011	2010

REVENUE	$10,261	$10,176

OPERATING EXPENSES
Wages and wage related expenses	7,500	7,500
Professional fees	20,676	11,753
Rent expense	3,744	3,744
Depreciation expense	601	666
Other general and administrative expenses	1,091	2,387

Total operating expenses	33,612	26,050

LOSS FROM OPERATIONS	(23,351)	(15,874)

OTHER INCOME
Non-refundable fee relating to
merger-related activities	20,000	-

LOSS BEFORE PROVISION
FOR INCOME TAXES	(3,351)	(15,874)

Provision for income taxes	(800)	(800)

NET LOSS	$(4,151)	$(16,674)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,770,083	3,770,083

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,151)	$(16,674)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	601	666
Net changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(1,791)
Accounts payable and accrued expenses	19,673	11,803
Accrued officer compensation	7,500	5,000
Net cash provided by (used in) operating activities	23,623	(996)

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of fixed assets	-	-
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments to related party	(2,500)	(278)
Net cash used in financing activities	(2,500)	(278)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,123	(1,274)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	47,988	56,763

CASH AND CASH EQUIVALENTS - END OF PERIOD	$69,111	$55,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITY
Cash paid during the period for income taxes	$800	$-
Cash paid during the period for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
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

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in Format Inc.’s Form 10-K for the year ended December 31, 2010.

Going Concern

As shown in the accompanying financial statements the Company has an accumulated deficit of $239,202 and a working capital deficit of $197,623 as of March 31, 2011. The Company has experienced cash shortages that have been funded by the Company’s President. There is no guarantee that the Company will be able to sustain operations to alleviate the working capital deficit or continued operating losses, or that the Company’s President will continue to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management’s plans to mitigate the effects that give rise to the conditions involve seeking a viable merger candidate.  This will include working closely with lawyers, associations and investment advisors.

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
MARCH 31, 2011
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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  Management has determined that as of March 31, 2011 an allowance of $25,156 is required.

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2011, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2011. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to their short term nature.

Revenue Recognition

The Company generates revenue from professional services rendered to customers either at time of delivery or completion, when the earning process is complete and collectibility is probable.

Concentrations

During the three months ended March 31, 2011 and 2010, the Company derived 100% of its operating revenue from one customer.  The revenue from this customer was earned pursuant to a service contract entered into on July 8, 2009.

The Company’s cash balance in financial institutions at times may exceed federally insured limits of $250,000.

Loss Per Share of Common Stock

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the three months ended March 31, 2011 and 2010, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at March 31, 2011 and 2010.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

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

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 3	FAIR VALUE ACCOUNTING (continued)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		March 31, 2011		December 31, 2010
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	1	$69,111	$69,111	$47,988	$47,988
Accounts receivable	2	-	-	-	-
Liabilities
Accounts payable and accrued expenses	2	107,758	107,758	88,085	88,085
Accrued officer compensation	2	50,000	50,000	42,500	42,500
Due to related party	2	114,156	114,156	116,656	116,656

NOTE 4               LOAN RECEIVABLE

As of March 31, 2011 and December 31, 2010, the Company has a loan receivable from an outside party in the amount of $20,500.  The loan is interest free and due on demand.  At March 31, 2011 and December 31, 2010, collectability is uncertain and an allowance has been setup for the full amount due of $20,500.

NOTE 5	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Office machinery and equipment	$33,901	$33,901
Furniture and fixtures	2,011	2,011
	35,912	35,912
Less: Accumulated depreciation	(33,180)	(32,579)
	$2,732	$3,333

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $601 and $666, respectively.

FORMAT, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 6	RELATED PARTY TRANSACTIONS

The Company’s President, who is also a stockholder, has made advances to the Company which are unsecured, non-interest bearing, and due on demand.  For the three months ended March 31, 2011, the Company did not receive any advances and repaid $2,500.  For the three months ended March 31, 2010, the Company did not receive any advances and repaid $278.  The total amount due at March 31, 2011 was $114,156.

Effective July 1, 2009, the Company agreed to compensate its President $2,500 per month for services rendered, and to pay such compensation at a later date when sufficient funds are available.  The accrued compensation due to the President totaled $50,000 at March 31, 2011. Accrued compensation charged to operations for the three months ended March 31, 2011 and 2010 was $7,500 and $7,500 respectively.

NOTE 7               INCOME TAXES

The Company accounts for income taxes under ASC No. 740 (ASC 740).  This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of March 31, 2011, the Company had estimated federal net operating loss carryforwards totaling approximately $177,000 which can be used to offset future federal income tax.  The federal net operating loss carryforwards expire at various dates through 2031.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.  At March 31, 2011, the Company’s gross deferred tax asset totaled $42,480. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

The components of the Company’s income tax provision for the three months ended March 31, 2011 and 2010 amounted to:

	March 31, 2011	March 31, 2010
Current income tax expense	$800	$800
Deferred income tax benefit	(42,480)	(7,680)
Change in valuation allowance	42,480	7,680
	$800	$800

NOTE 8              MERGER - RELATED ACTIVITIES

The Company has engaged in activities relating to a potential merger with a privately held company. In connection therewith, through March 31, 2011, the Company had received payments totaling $45,000, of which $25,000 is held in our attorney's trust account to be utilized as an expense reimbursement under specified conditions.  The remaining $20,000 is non-refundable and has been credited to operations.

NOTE 9               SUBSEQUENT EVENT

In connection with the merger-related activities, the Company received on April 1, 2011 an additional non-refundable payment of $12,500.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

For the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Results of Operations.

Revenues.  We generated revenues of $10,261 for the three months ended March 31, 2011, as compared to $10,176 for the three months ended March 31, 2010.

Operating Expenses. For the three months ended March 31, 2011, our total operating expenses were $33,612, as compared to total operating expenses of $26,050 for the three months ended March 31, 2010. The increase in total operating expenses is due primarily to an increase in professional fees between the two periods.  Specifically, we had an increase in professional fees, which was $20,676 for the three months ended March 31, 2011, as compared to $11,753 for the three months ended March 31, 2010.

Other Income. We had other income of $20,000 for the three months ended March 31, 2011, as compared to no other income for the three months ended March 31, 2010

Net Loss. We had net loss of $4,151 for the three months ended March 31, 2011, as compared to net loss of $16,674 for the three months ended March 31, 2010.

Liquidity and Capital Resources.  We had cash of $69,111 as of March 31, 2011.  Our total current assets of $71,559 as of March 31, 2011, included cash of $69,111, prepaid expense of $1,248 and a security deposit of $1,200. As of March 31, 2011, the total of our property and equipment, less accumulated depreciation, was a net value of $2,731, which together our current assets of $71,559 equal our total assets of $74,291 as of March 31, 2011.

As of March 31, 2011, our current liabilities were $271,914, of which $106,158 was represented by accounts payable and accrued expenses, $50,000 was accrued officer compensation, $1,600 of income taxes payable and $114,156 was represented by a related party advance.  The related party advance is payable to Mr. Neely, our officer, principal shareholder and one of our directors. Mr. Neely had advanced those funds to us for working capital. We had no other long term liabilities, commitments or contingencies.

We had cash of $69,111 as of March 31, 2011, which we estimate will not be sufficient to fund our operations for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors, Our  President, who is also a stockholder, has made advances to us which are unsecured, non-interest bearing, and due on demand.  For the three months ended March 31, 2011, we made net repayments of $2,500.  The total amount due at March 31, 2011, was $114,156. All of those loans are interest free and due on demand.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description
31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Format, Inc., a Nevada corporation

Date: April 28, 2011	By:	/s/ Ryan Neely
Ryan Neely Chief Executive Officer, Chief Financial Officer, President and a Director (Principal, Executive, Financial and Accounting Officer)