Form 10-Q
period 2011-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2011-08-15
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 000-52213

Power Solutions International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-0963637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

655 Wheat Lane Wood Dale, IL	60191
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 350-9400

Format, Inc.

3553 Camino Mira Costa, Suite E, San Clemente, California 92672

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2011, there were 10,770,083 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net	20,962	16,282
Inventories	30,388	32,168
Prepaid expenses and other current assets	1,487	1,028
Deferred income taxes	835	687

Total current assets	53,672	50,165

Property, plant and equipment, net	2,690	2,883
Other noncurrent assets	1,393	2,305

Total assets	$57,755	$55,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Income taxes payable	—	619
Current maturities of long-term debt and capital lease obligations	22	2,226
Line of credit	16,223	21,633
Accounts payable	18,095	17,210
Accrued liabilities	2,474	2,211

Total current liabilities	36,814	43,899

LONG-TERM OBLIGATIONS
Other non-current liabilities	189	189
Deferred income taxes	257	233
Private placement warrants	2,783	—
Long-term debt and capital lease obligations, net of current maturities	54	5,676

Total liabilities	40,097	49,997

Commitments and contingencies	—	—

Shareholders’ equity:
Series A convertible preferred stock - $0.001 par value: Authorized 114,000 shares. Issued and outstanding: 113,961 and 95,961 shares at June 30, 2011 and December 31, 2010, respectively.	10,319	—
Common stock - $0.001 par value. Authorized 50,000,000 shares. Issued and outstanding: 10,770,083 and 10,000,000 shares at June 30, 2011 and December 31, 2010, respectively.	11	10
Common stock warrant	399	—
Additional paid-in-capital	5	(3)
Retained earnings	6,924	5,349

Total shareholders’ equity	17,658	5,356

Total liabilities and shareholders’ equity	$57,755	$55,353

The accompany notes are an integral part of these Condensed Consolidated Financial Statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Net sales	$35,329	$23,770	$66,682	$43,399
Cost of sales	28,844	19,684	54,218	36,259

Gross profit	6,485	4,086	12,464	7,140

Operating expenses:
Engineering	1,016	1,026	2,008	1,740
Selling and service	1,775	1,287	3,167	2,458
General and administrative	1,124	715	2,426	1,440

	3,915	3,028	7,601	5,638

Operating income	2,570	1,058	4,863	1,502
Other (income) expense:
Interest expense	301	486	930	998
Loss on debt extinguishment	485	—	485	—
Other (income) expense, net	658	—	658	—

Income before income taxes	1,126	572	2,790	504
Income tax provision	612	108	1,215	95

Net income	$514	$464	$1,575	$409

Undistributed earnings	$514	$464	$1,575	$409

Undistributed earnings allocable to Series A convertible preferred shares	$496	$448	$1,518	$394

Undistributed earnings allocable to common shares	$18	$16	$57	$15

Weighted-average preferred shares outstanding:
Basic	108,422	95,961	102,192	95,961
Diluted	108,422	95,961	102,192	95,961

Weighted-average common shares outstanding:
Basic	10,533,134	10,000,000	10,266,567	10,000,000
Diluted	10,533,134	10,000,000	10,266,567	10,000,000

Undistributed earnings per share - Basic
Series A convertible preferred shares	$4.57	$$4.67	$14.85	$4.11

Common shares	$0.00	$$0.00	$0.01	$0.00

Undistributed earnings per share - Diluted
Series A convertible preferred shares	$4.57	$$4.67	$14.85	$4.11

Common shares	$0.00	$$0.00	$0.01	$0.00

See Note 4, Earnings Per Share, for the computation of undistributed earnings per share allocated to preferred and common shares and the computation of earnings per share on a post-Reverse Split basis.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash flows from operating activities:
Net income	$1,575	$409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	389	401
Deferred income taxes	(124)	(7)
Increase (decrease) in accounts receivable allowances	55	(2)
Decrease in valuation of private placement warrants	(105)	—
Loss on debt extinguishment	485	—
(Increase) decrease in operating assets:
Accounts receivable	(4,735)	14,286
Inventories	1,780	1,807
Prepaid and other current assets	(608)	(492)
Other noncurrent assets	246	290
(Increase) decrease in operating liabilities:
Accounts payable	74	(12,249)
Accrued liabilities	263	23
Income taxes payable	(619)	(1,117)
Deferred revenue	—	90

Net cash (used in) provided by operating activities	(1,324)	3,439

Cash flows from investing activities:
Purchase of property, plant, equipment and other assets	(372)	(281)
Increase in cash surrender value of life insurance	(12)	—

Net cash used in investing activities	(384)	(281)

Cash flows from financing activities:
(Decrease) increase in cash overdraft	781	(307)
Initial proceeds from borrowings under current line of credit	18,338	—
Net decrease in current line of credit	(2,115)	—
Repayment of prior line of credit	(21,633)	(1,970)
Proceeds from long-term debt	43	52
Proceeds from issuance of preferred stock with warrants	18,000	—
Payments on long-term debt and capital lease obligations	(7,869)	(933)
Cash paid for transaction and financing fees	(3,837)	—

Net cash provided by (used in) financing activities	1,708	(3,158)

Net change in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$718	$934
Cash paid for income taxes	2,318	1,193

Supplemental disclosure of noncash transactions:
Transaction fees	$588	$—
Dividends	224	—
Common stock warrant issued	399	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

POWER SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollar amounts in thousands, except per share amounts)

1.	Basis of Presentation

Description of the Company

Power Solutions International, Inc. (“Power Solutions International”, “PSI” or the “Company”) was formerly known as Format, Inc. (“Format”), a company engaged, to a limited extent, in EDGARizing corporate documents for filing with the Securities and Exchange Commission (“SEC”), and providing limited commercial printing services. On April 29, 2011, Format consummated a reverse acquisition transaction with The W Group, Inc. and its subsidiaries (“The W Group”), and The W Group remained as the surviving corporation of the reverse acquisition, becoming a wholly-owned subsidiary of Power Solutions International. Based upon the nominal operations and assets of Format immediately prior to the consummation of the reverse acquisition and the other transactions described in Note 3 to the Condensed Consolidated Financial Statements, Reverse Recapitalization of The W Group, Private Placement, Reverse Split and Migratory Merger, Format, Inc. may be deemed to have been a shell company (as that term is defined in Rule 12b-2 of the Exchange Act). Therefore, the reverse acquisition transaction has been accounted for as a reverse recapitalization and no goodwill or intangible assets have been recorded (“Reverse Recapitalization”). The W Group is the accounting acquiror in the Reverse Recapitalization because The W Group’s former stockholders received the greater portion of the voting rights in the combined entity and The W Group’s senior management dominates all of the senior management of PSI. Therefore, it is The W Group’s historical financial position and results of operations that are presented in the condensed consolidated financial statements within this Form 10-Q, with The W Group’s historical equity restated to reflect the originally issued and outstanding equity of Format, Inc., plus the equity issued by Power Solutions International, Inc. pursuant to the Reverse Recapitalization.

Upon the closing of the Reverse Recapitalization of The W Group, the Company succeeded to the business of The W Group, which is described below. In connection with the Reverse Recapitalization, effective April 29, 2011, Format changed its corporate name to Power Solutions International, Inc. Unless the context otherwise requires, the “Company” refers to The W Group prior to the closing of the Reverse Recapitalization on April 29, 2011, and Power Solutions International, Inc. (f/k/a Format, Inc.), as successor to the business of The W Group, following the closing of the Reverse Recapitalization.

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and applicable rules of Regulation S-X and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company, The W Group, Inc. and its wholly-owned subsidiaries for the periods presented. The interim consolidated results of operations are not necessarily indicative of the results for the full fiscal year. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Form 8-K, as amended, dated April 29, 2011, which includes the financial statements and other financial information of The W Group for the year ended December 31, 2010, and the three months ended March 31, 2011.

Business

The Company is a global producer and distributor of a broad range of high performance, certified low emission, power systems for original equipment manufacturers of off-highway industrial equipment (“industrial OEMs”). The Company’s customers include companies that are large, industry-leading and/or multinational organizations, and the Company is a sole source power system provider for most of its customers. The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allows the Company to provide to its customers power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine block integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company is able to provide to its customers a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and through its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel and non-certified power systems and aftermarket components.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

2.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, an update to Topic 820 – Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. The Company will adopt this guidance effective January 1, 2012 as required and does not expect the adoption to have a significant impact to its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, an update to Topic 220 – Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company present components of comprehensive income in either one continuous statement or two separate but consecutive statements and no longer permits the presentation of comprehensive income in the consolidated statement of shareholders’ equity. The Company will adopt this new guidance effective January 1, 2012, as required. The Company does not expect the adoption to have a significant impact to its consolidated financial statements.

3.	Reverse Recapitalization of The W Group, Private Placement, Reverse Split and Migratory Merger

On April 29, 2011, Power Solutions International, Inc. (formerly known as Format, Inc.) completed a reverse acquisition transaction in which PSI Merger Sub, Inc., a Delaware corporation that was newly-created as a wholly-owned subsidiary of Power Solutions International, Inc., merged with and into The W Group, Inc. The W Group remained as the surviving corporation of the reverse acquisition transaction and became a wholly-owned subsidiary of Power Solutions International, Inc. Pursuant to an agreement and plan of merger, all of the outstanding shares of common stock of The W Group held by the three stockholders of The W Group at the closing of the reverse acquisition transaction converted into, and Power Solutions International, Inc. issued to the three stockholders of The W Group, an aggregate 10,000,000 shares of common stock and 95,960.90289 shares of Series A Convertible Preferred Stock. In accordance with FASB Accounting Standards Codification (“ASC”) section 805, “Business Combinations” The W Group is considered the accounting acquiror in the reverse acquisition. The W Group is considered the acquiror for accounting purposes, and has accounted for the transaction as a reverse recapitalization, because (1) The W Group’s former stockholders received the greater portion of the voting rights in the combined entity, (2) The W Group’s senior management represents all of the senior management of the combined entity and (3) immediately prior to the transaction, Format, Inc., was a company with nominal operations and assets. Consequently, the assets and liabilities and the historical operations that are reflected in Power Solutions International, Inc’s consolidated financial statements are those of The W Group and have been recorded at the historical cost basis of The W Group, with a recapitalization adjustment to report the issued equity of PSI. However, PSI has accounted for the reverse acquisition as a reverse recapitalization of The W Group, and no goodwill or other intangible assets has been recorded because immediately prior to, and at the time of the reverse acquisition, Format Inc, Inc. the accounting acquiree, was a company with nominal assets and nominal operations, engaged to a limited extent in EDGARizing corporate documents for filing with the SEC and limited commercial printing services.

The results of operations of Format, Inc. have not been included in the consolidated statement of operations from the date of the Reverse Recapitalization, or April 29, 2011, because Format had nominal operations and assets, which consisted mostly of cash immediately prior to consummation of the Reverse Recapitalization transaction. In accordance with the accounting for an entity with nominal operations and assets under a reverse recapitalization transaction, the net income and equity of Format, immediately prior to the Reverse Recapitalization have been reclassified to preferred equity. The related party obligations owed by Format immediately prior to the Reverse Recapitalization were settled through the terms of a repurchase agreement while the remaining obligations were settled with the available cash on Format Inc.’s balance sheet. Immediately prior to the reverse acquisition transaction, Format had assets with a net book value of five-thousand dollars which were written off in connection with the transaction.

Concurrent with the closing of the Reverse Recapitalization, Power Solutions International, Inc. and The W Group entered into a purchase agreement (“Private Placement”) whereby Power Solutions International, Inc. completed the sale of an aggregate of 18,000 shares of PSI preferred stock together with private placement warrants (“Private Placement Warrants”) representing the right to purchase an aggregate of 24,000,007 shares of PSI common stock, subject to certain limitations on exercise. The shares of PSI preferred stock issued in the Private Placement are initially convertible into an aggregate of 48,000,007 shares of PSI common stock, subject to certain limitations. In consideration, Power Solutions International, Inc. and The W Group received proceeds of $18.0 million before estimated transaction fees, costs and expenses of approximately $5.2 million in connection with the Reverse Recapitalization and Private Placement.

In connection with the Private Placement, the Company also issued to Roth Capital Partners, LLC a warrant (“Roth Warrant”) to purchase initially 3,360,000 shares of PSI common stock, subject to certain limitations on exercise set forth in the Roth Warrant.

In connection with, and prior to the consummation of, the Reverse Recapitalization, the board of directors of Format approved a 1-for-32 reverse stock split of issued and outstanding shares of the Company’s common stock (“Reverse Split”), immediately following the effectiveness of which every 32 issued and outstanding shares of the Company’s common stock will automatically convert into one share of Company common stock. Any shareholder of the Company that would otherwise be entitled to a fraction of a share of the Company’s common stock (after aggregating all fractional shares of the Company’s common stock to be received by such holder) as a result of the Reverse Split, will receive an additional share of the Company’s common stock (i.e., the aggregate number of shares of the Company’s common stock of a shareholder resulting from the Reverse Split would be rounded up to the nearest whole number). The Reverse Split will not affect the number of authorized shares of capital stock of the Company or the par value of the Company’s common stock. Immediately following the effectiveness of the Reverse Split, each issued and outstanding share of Company preferred stock will automatically convert into a number of shares of Company common stock equal to one-thousand dollars divided by the conversion price then in effect.

Further, in connection with the Reverse Recapitalization and the Private Placement, the board of directors of Format approved the migratory merger (“Migratory Merger”) of the Company with and into a Delaware corporation that will be newly-created as a wholly owned subsidiary of the Company, which Migratory Merger will be effected for the purpose of changing the Company’s jurisdiction of incorporation from Nevada to Delaware. The parties agreed that the Reverse Split may be effected through the consummation of the Migratory Merger, whereby each 32 shares of the Company’s common stock will be converted into one share of common stock of the surviving entity in the Migratory Merger. The consummation of the Migratory Merger will constitute the Reverse Split for all purposes, as contemplated by the transaction documents entered into in connection with the consummation of the Reverse Recapitalization and the Private Placement. The consummation by the Company of the Migratory Merger, including the Reverse Split to be effected thereby, is subject to the approval of the Company’s shareholders.

4.	Earnings Per Share

The Company computes earnings per share by applying the guidance stated in ASC 260, Earnings per Share, to determine the net income (loss) available per share of its common stock. Earnings per share (“EPS”) is calculated using the two-class method before taking into account the Reverse Split (as described above under Note 3, Reverse Recapitalization of The W Group, Private Placement, Reverse Split and Migratory Merger), because the convertible preferred shares participate in any undistributed earnings with the common shareholders, specifically, on a one-to-one, as-if converted basis (without giving effect to the limitations on conversion of the preferred stock). Thus, under the two-class method, earnings allocated to preferred shares are based upon the proportion of the “as-if converted” preferred shares to the combined total of common shares, plus the “as-if converted” shares. EPS under the two-class method is then calculated by dividing these allocated earnings by the actual, unconverted number of common and preferred shares outstanding as of the last day of the reporting period.

Though the Company has not and does not intend to pay dividends prior to the Reverse Split, because the preferred stock grants the right to participate in undistributed earnings with Company common stock, it is considered a participating security, and the Company has applied the two-class method to calculate per share amounts for distributed and undistributed earnings required under ASC 260-10-45, until all of the shares of preferred stock convert into shares of Company common stock. Upon the Reverse Split, the shares of the Company’s preferred stock will automatically convert into shares of the Company’s common stock. As a result, the net income (loss) per share will then be calculated as consolidated net income available to common shareholders divided by the weighted average shares of the common stock of Power Solutions International (the legal acquiror), immediately after the Reverse Split, with restatement of the shares for both the Reverse Recapitalization and the Reverse Split.

Diluted earnings per share, under both the two-class method and the treasury stock method, is calculated by evaluating the dilutive effect of potential shares of the Company’s common stock issuable through the exercise of the Private Placement Warrants and the Roth Warrant. The PSI preferred stock is subject to full-ratchet anti-dilution whereby, upon the issuance (or deemed issuance) of shares of PSI common stock at a price below the then-current conversion price of the PSI preferred stock, subject to specified exceptions, the conversion price of the PSI preferred stock is reduced to the effective price of PSI common stock so issued (or deemed to be issued). Contingently issuable shares per terms of the full ratchet anti-dilution protection granted to the Company’s preferred shares, have not been evaluated for their dilutive effect, as the conditions for their issuance have not been met as of June 30, 2011, and thus, are not included in diluted earnings per share.

The purchase agreement for the Private Placement contains the following provision, which may be deemed to be a form of anti-dilution protection: if prior to the earlier of (a) the second anniversary of the date on which the registration statement for the shares of Company common stock underlying the preferred stock and the Private Placement warrants become effective and (b) 180 days after the closing of a firm commitment public underwritten offering of equity securities resulting in gross proceeds of not less than $15.0 million, the Company issues equity securities in a public or private offering (or series of related offerings) resulting in gross proceeds of at least $5.0 million at or below an effective price per share of $0.375 ($12.00 per share giving effect to the Reverse Split) (“Reset Price”), subject to adjustment, the Company will have to issue to each investor in the Private Placement (1) additional shares of Company common stock so that after giving effect to such issuance, the effective price per share of its common stock acquired by such investors in the Private Placement will be equal to the Reset Price and (2) additional Private Placement warrants covering a number of shares of Company common stock equal to 50% of the shares of its common stock issued pursuant to clause (1) above. These provisions are not triggered based on the market price of Company common stock, but rather on the issuance by the Company of additional equity securities below an effective price per share of $0.375 ($12.00 per share giving effect to the Reverse Split). The contingent issuance of additional common shares as a result of the anti-dilution provisions discussed above represents a market-based contingency that does not become a reality until the Company issues securities in the manner described above.

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the proceeds of warrant exercises, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. The Private Placement Warrants and the Roth Warrant have been evaluated for their potentially dilutive effect using the treasury stock method. An excess number of treasury shares could be purchased with the proceeds from exercise of these warrants, resulting in exclusion of these warrants from diluted EPS.

Computation of Undistributed Earnings and Allocation of Undistributed Earnings to Participating Securities

The table below presents the computation of undistributed earnings that are available to be allocated to the participating securities (i.e., common shares and the convertible preferred shares).

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net income	$514	$464	$1,575	$409
Less dividends paid:
Preferred	—	—	—	—
Common	—	—	—	—

Undistributed earnings	$514	$464	$1,575	$409

The allocation of undistributed earnings to each class of participating stock is computed as follows, based upon the proportionate ratio of average outstanding shares in each class of stock to the total average shares outstanding, on an as-if converted basis:

	Three months ended June 30,						Six months ended June 30,
	2011			2010			2011			2010
	Weighted average shares outstanding	Ratio	Allocation of undistributed earnings	Weighted average shares outstanding	Ratio	Allocation of undistributed earnings	Weighted average shares outstanding	Ratio	Allocation of undistributed earnings	Weighted average shares outstanding	Ratio	Allocation of undistributed earnings

Preferred shares, if converted	289,126,516	96.48%	$496	255,895,742	96.24%	$448	272,511,129	96.37%	$1,518	255,895,742	96.24%	$394
Common shares	10,533,134	3.52%	18	10,000,000	3.76	16	10,266,567	3.63	57	10,000,000	3.76	15

Total common shares, if converted	299,659,650	100.00%	$514	265,895,742	100.00%	$464	282,777,696	100.00%	$1,575	265,895,742	100.00%	$409

Earnings per share for each participating security under the two-class method represents the undistributed earnings allocated to each security, as computed above, divided by the weighted average of actual shares outstanding during the period, as shown on the face of the Company’s condensed consolidated statement of operations.

Anti-dilutive Potential Common Shares Excluded from the Diluted Earnings Per Share Computation

Roth Warrant: 3,360,000 shares of the Company common stock pre-Reverse Split; 105,000 shares post Reverse Split; exercise price $13.20 per share post-Reverse Split ($0.4125 price per share pre-Reverse Split); average share price of the Company common stock is $10.08 (post-Reverse Split).

Private Placement Warrants: 24,000,007 shares of the Company common stock pre-Reverse Split; 750,002 shares post-Reverse Split; exercise price $13.00 per share post-Reverse Split ($0.40625 price per share pre-Reverse Split); average share price of the Company common stock is $10.08 (post-Reverse Split).

5.	Other Noncurrent Assets

Other noncurrent assets include the following:

	June 30, 2011	December 31, 2010

Deferred transaction expenses	$—	$870
Loan origination fees, net	215	338
Other	1,178	1,097

Total	$1,393	$2,305

Deferred transaction expenses at December 31, 2010 primarily consist of professional and consulting fees incurred in connection with the Reverse Recapitalization and the Private Placement completed on April 29, 2011 as described in Note 3.

Loan origination fees included in other assets as of June 30, 2011 and December 31, 2010 represents the noncurrent portion of unamortized loan fees associated with the New Credit Agreement and the Prior Credit Agreement (each as described under Note 7), respectively. The total unamortized loan origination fees were $353 and $558 as of June 30, 2011 and December 31, 2010, respectively, the current portion of which is classified in “Prepaid and other” on the balance sheet. As described in Note 7 and Note 8, the Company repaid its debt obligations under the Prior Credit Agreement effective April 29, 2011. Accordingly, the Company recognized a loss on debt extinguishment of $485 related to the remaining unamortized loan fees associated with the Prior Credit Agreement. Amortization expense related to loan origination fees and classified as interest expense was $93 and $143 for the six months ended June 30, 2011 and 2010, respectively.

The remaining balance of other noncurrent assets of $1,178 and $1,097 as of June 30, 2011 and December 31, 2010, respectively, primarily includes deferred emission certification costs, deposits, and other assets.

6.	Fair Value of Financial Instruments

The Company’s financial instruments, carried at cost, include accounts receivable, accounts payable, a line of credit, notes payable, and capital lease obligations. The carrying amounts of accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying value of the line of credit, notes payable and capital lease obligations approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities and the Company’s credit rating has not changed significantly since the origination of its line of credit, notes payable or capital lease obligations.

As of June 30, 2011, the Company measures its fair value instruments under ASC Topic 825, Financial Instruments, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities,

•	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date, and

•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

Private Placement Warrants Liability

As of June 30, 2011, the Company’s sole financial instrument measured at fair value is the Company’s warrants issued in the Private Placement, discussed further in Note 10. The liability for these warrants is valued based on unobservable inputs and thus is considered a Level 3 financial instrument. The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity, and ASC 815. The value of the warrants was determined based upon an exercise price of $13.00 per share (post-Reverse Split), the purchase price for (i.e., the value of) the Company’s preferred stock and related warrants of $18.0 million in aggregate, and an assessment of the risk-free interest rate of 2.1% using 5-year Treasury Bond yields, an anticipated volatility factor of 50.0% from peer group companies, and a zero dividend yield, all incorporated into the valuation using the Black-Scholes option pricing model. Some level 3 inputs were used to estimate the fair value of these warrants due to the limited trading activity of the Company’s common stock and no trading market for the warrants, and a lack of comparable market quotes for similar entities. As a result of limited market trading of its common stock to date, the Company believes that changes in the fair value of the warrant liability will be insignificant.

The following table summarizes fair value measurements by level as of June 30, 2011 for the Company’s financial instrument measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrant liability	$—	$—	$2,783

The following table summarizes the change in the fair value of the Company’s Level 3 financial instrument for the six months ended June 30, 2011:

Level 3 Liability – Private placement warrant liability	Six months ended June 30, 2011
Balance at December 31, 2010	$—
Warrants issued	2,888
Changes in warrant liability value	(105)

Balance at June 30, 2011	$2,783

As of December 31, 2010, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

7.	Line of Credit

The Company has a revolving credit facility with Harris, N.A. The existing and historical financing arrangements require that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company does not maintain cash or cash equivalents on its balance sheet, but instead funds its operations through borrowings under its revolving line of credit.

On April 29, 2011, in connection with the closing of the Reverse Recapitalization, The W Group and Power Solutions International, Inc. entered into a loan and security agreement with Harris, N.A. (“Harris Agreement”), which replaced the existing loan and security agreement that The W Group had with its senior lender (“Prior Credit Agreement”) prior to the closing of the Reverse Recapitalization. Pursuant to the Harris Agreement, among other things, the maximum loan amount was reduced from the maximum loan amount under The W Group’s Prior Credit Agreement to reflect The W Group’s repayment in full of its two previously outstanding term loans under the Prior Credit Agreement, and the financial covenants under the Prior Credit Agreement were replaced with a new fixed charge coverage ratio covenant. The Harris Agreement provides for borrowings up to $35.0 million under a Revolving Line of Credit (“Line of Credit”) which is scheduled to mature on April 29, 2014. The Harris Agreement is collateralized by substantially all of the Company’s assets. The Company is required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio and a limitation on annual capital expenditures. The Harris Agreement also contains customary covenants and restrictions, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Harris Agreement requires cash accounts to be held with Harris N.A. The cash deposits are swept by Harris N.A. daily and applied against the outstanding Line of Credit. The unused and available line of credit balance was $18.4 million at June 30, 2011.

Under the Harris Agreement (in contrast to the Prior Credit Agreement): (a) the Company is a party to the Harris Agreement and pledged all of its shares of The W Group to Harris N.A. as collateral for the Line of Credit; (b) there are no term loans; (c) the Line of Credit bears interest at Harris’ prime rate (3.25% at June 30, 2011) plus an applicable margin ranging from to 0% to 0.50%; or, at the Company’s option, all or a portion of the Line of Credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) the limitation on annual capital expenditures was increased from the limitation under The W Group’s Prior Credit Agreement; (e) a maximum quarterly senior debt leverage ratio, which was included in the Prior Credit Agreement, was eliminated; and (f) a fixed charge coverage ratio similar to the fixed charge coverage ratio in the Prior Credit Agreement was included, except that this fixed charge coverage ratio under the Harris Agreement excludes historical debt service on the Term Loans (as discussed below in Note 8) and certain other one-time expenses. The Company was in compliance with the financial covenants under its current credit facility as of its most recent required compliance reporting period.

The Company’s Prior Credit Agreement provided borrowings up to $29.0 million, bearing interest at the bank’s prime rate (3.25% at December 31, 2010), plus an applicable margin ranging from 2.25% to 2.50%. At December 31, 2010, the Company had designated the entire outstanding balance of $21,633 to bear interest at LIBOR as allowed under the Prior Credit Agreement. The unused line balance was $7.4 million at December 31, 2010, and the interest rate on the line of credit was 5.50%.

The line of credit under the Prior Credit Agreement was scheduled to mature on July 15, 2013, and was cross-defaulted with the Term Loans discussed and defined below under Note 8 and collateralized by substantially all business assets. As discussed above, the revolving line of credit under the Prior Credit Agreement was repaid in full on April 29, 2011 and replaced with the Line of Credit under the Harris Agreement.

8.	Long-Term Debt

Long-term debt consists of the following at June 30, 2011 and December 31, 2010, respectively. The December 31, 2010 balances are prior to the full repayment of the Term Loan A and Term Loan B on April 29, 2011, using a portion of the proceeds from the Private Placement of preferred stock:

	June 30, 2011	December 31, 2010
Term Loan A	$—	$5,638
Term Loan B	—	2,100
Notes payable	76	86
Capital lease obligations	—	78

	76	7,902
Less current maturities	22	2,226

Total	$54	$5,676

Prior to their repayment as of April 29, 2011, as discussed in Note 7, the Prior Credit Agreement provided for two term loans of $8.7 million (“Term Loan A”) and $2.4 million (“Term Loan B” and together with Term Loan A, the “Term Loans”), which Term Loans were scheduled to mature on July 15, 2013 and had variable interest rates. Under the terms of the Prior Credit Agreement, the Company had the ability to elect whether outstanding amounts under the Term Loans accrued interest based on the prime rate plus a margin or LIBOR plus a margin. Prior to its repayment in full in connection with the closing of the Reverse Recapitalization, principal payments of Term Loan A were payable in quarterly installments ranging from $0.2 million to $0.6 million over the life of the loan. Term Loan A had an outstanding balance of $5.6 million as of December 31, 2010, with an effective interest rate of 7.5% as of December 31, 2010 and at the time it was repaid. Prior to its repayment in full in connection with the closing of the Reverse Recapitalization, principal payments of Term Loan B were payable in quarterly installments of less than $0.1 million over the life of the loan plus a balloon payment at maturity. Term Loan B had an outstanding balance of $2.1 million as of December 31, 2010, with an effective interest rate of 5.5% as of year-end and at the time it was repaid. In addition to scheduled quarterly payments, the Prior Credit Agreement required an annual repayment equal to 60% of excess cash flow as defined under the Prior Credit Agreement.

9.	Income Taxes

At the end of each interim period, the Company estimates its annual effective tax rate (“ETR”) and applies that rate to its interim earnings. The Company also records the tax impact of certain unusual or infrequently occurring items, including the effects of changes in valuation allowances and tax laws or rates, in the interim period in which they occur. Any penalties and/or interest incurred in connection with the payment of the Company’s income tax obligations are classified within general and administrative expenses and interest expense, respectively.

The computation of the annual ETR at each interim period requires certain estimates and significant judgments, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes.

The Company’s ETR for the six months ended June 30, 2011 was 43.5% compared with 18.9% for the comparable prior year period. The Company’s effective tax rate in 2011 is expected to be higher primarily due to the non-deductibility of certain transaction costs incurred in connection with the Reverse Recapitalization and Private Placement and an increase in the Illinois corporate income tax rate from 4.8% to 7%. Offsetting these increases to the Company’s ETR are research tax credits which are generated each year as a result of its engineering research and development activities. In general, these credits which are general business credits, may be carried forward up to 20 years to be offset against future taxable income.

10.	Shareholders’ Equity

The following table presents the changes in the Company’s shareholders’ equity in the six months ended June 30, 2011, giving effect to the Reverse Recapitalization and related transactions.

	Series A convertible preferred stock		Common stock		Common stock warrant		Additional paid-in capital	Retained earnings	Total shareholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Amount	Amount	Amount
Balance at December 31, 2010	95,961	$—	10,000,000	$10	—	$—	$(3)	$5,349	$5,356
Net income								1,575	1,575
Reverse recapitalization	—	(389)	770,083	1	—	—	8	—	(380)
Private placement	18,000	10,708	—	—	3,360,000	399	—	—	11,107

Balance at June 30, 2011	113,961	$10,319	10,770,083	$11	3,360,000	$399	$5	$6,924	$17,658

Series A Convertible Preferred Stock

Series A Convertible preferred stock is initially convertible into shares of Company common stock at any time at the election of its holder subject to limitations on conversion set forth in the certificate of designation. The preferred stock conversion price is $12.00 per share giving effect to the Reverse Split ($0.375 per share pre-Reverse Split) and is subject to adjustment for non-cash dividends, distributions, stock splits or other subdivisions or reclassifications of Company common stock. Series A Convertible preferred stock is also subject to full-ratchet anti-dilution whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock, subject to specified exceptions, the conversion price of the Company’s preferred stock will be reduced to the effective price of its common stock so issued (or deemed to be issued). The Company preferred stock does not have a stated maturity date and upon the occurrence of liquidation, dissolution or winding up of the Company each holder of preferred stock is entitled to be paid before any distribution or payment is made upon the Company’s common stock. The Company preferred stock may only be converted to shares of its common stock and is not redeemable for cash upon the occurrence of any other events. The Company preferred stock is not within the scope of ASC 480, Distinguishing Liabilities from Equity, as the preferred stock is not a mandatorily redeemable financial instrument; it does not embody an obligation to repurchase the Company’s equity shares by transferring assets; and it does not embody an unconditional obligation to issue a variable number of the Company’s equity shares. Accordingly, the Company’s preferred stock does not meet the conditions in paragraph 2 of ASC 480-10-S99-3A (as interpreted in paragraph 3f) that would require temporary equity classification. Therefore, the preferred stock is classified as permanent equity on the Company’s balance sheet.

The Company estimated the fair value of its common stock using the “Backsolve Method,” as described in the current working draft of the American Institute of Certified Public Accountants practice aid Valuation of Privately Held Company Equity Securities Issued as Compensation. The Backsolve Method, a form of the market approach to valuation, derives the implied equity value for one type of equity security (e.g. common equity) from a contemporaneous transaction involving another type of equity security (e.g., preferred stock). In this case, the Company solved for the common equity value ($10.08 per share post-Reverse Split) in an option pricing model such that the aggregate fair value of the securities issued in the Private Placement, considering both the Company’s preferred stock component and Private Placement component, equaled $18.0 million. That is, $10.08 per common share multiplied by 1,500,009 shares of the Company’s common stock issuable upon conversion of the shares of the Company’s preferred stock issued in the Private Placement (on a post-Reverse Split, as-if converted basis) plus $3.85 per common share multiplied by 750,002 shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants (on a post-Reverse Split basis) equals $18.0 million.

Immediately following the effectiveness of the Reverse Split, each issued and outstanding share of the Company’s preferred stock will automatically convert into a number of shares of the Company’s common stock equal to one thousand dollars divided by $12.00 per share, the conversion price for the preferred stock giving effect to the adjustment resulting from the Reverse Split. At issuance, no portion of the proceeds of the Company preferred stock was assigned to the conversion feature as a separate derivative instrument under ASC 815-15-25-1 because the economic characteristics and risks of the conversion option are clearly and closely related to those characteristics of the Company’s preferred stock as further discussed below.

The determination of the accounting for the embedded conversion option of the Company’s preferred stock is driven by ASC 815-15-25-1, which requires that an embedded derivative be separated from the host contract (i.e., the Company’s preferred stock in this case) and accounted for as a derivative instrument if all of the following criteria are met: (a) the economic characteristics and risks of the embedded derivative are not clearly and closely related to the economic characteristics and risks of the host contract; (b) the hybrid instrument (i.e., the Company preferred stock and its embedded conversion option) is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur; and (c) a separate instrument with the same terms as the embedded derivative would, pursuant to ASC 815-10-15, be a derivative instrument subject to the requirements of ASC 815-15-25-1.

The host contract (i.e. the Company preferred stock), absent the conversion option, does not provide the holders with principal protection and it encompasses a residual interest in the Company. Therefore, the host contract is more analogous to equity. The conversion option enables the holders to convert the preferred stock into shares of Company common stock, subject to certain adjustments and limitations on conversion. Since the host contract is an equity host and the conversion option is to convert the preferred stock into Company common stock and both possess principally equity characteristics related to the same entity, the economic characteristics and risks of the conversion option are clearly and closely related to those of the Company preferred stock host contract. Therefore, the criterion in paragraph ASC 815-15-25-1(a) is not met. Accordingly, the embedded conversion option is not required to be separately classified and accounted for apart from the Company preferred stock.

The preferred stock grants voting rights and participation rights to dividends on par with common shareholders, with 2% preference dividends payable should the Reverse Split not be effective within 120 days after the Private Placement.

Private Placement Warrants

For every share of Company common stock issuable upon conversion of preferred stock purchased in the Private Placement, each investor in the Private Placement also received a warrant to purchase one-half of a share of the Company’s common stock, at an initial exercise price of $0.40625 per share ($13.00 per share giving effect to the Reverse Split), subject to adjustment for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock. These warrants represent the right to purchase a total of 24,000,007 shares of the Company’s common stock, but the Private Placement Warrants are not exercisable prior to the effectiveness of the Reverse Split. The Private Placement Warrants are also subject to full ratchet anti-dilution protection similar to the anti-dilution provisions of Company preferred stock, whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock at a price below the then-current exercise price of the Private Placement Warrants, subject to specified exceptions, the exercise price of the Private Placement Warrants shall be reduced to the effective price of the Company’s common stock so issued (or deemed to be issued). Giving effect to the Reverse Split, immediately following the closing of the Reverse Recapitalization and the Private Placement, the Private Placement Warrants represent the right to purchase an aggregate of 750,002 shares of the Company’s common stock, at an exercise price of $13.00 per share. The Private Placement Warrants will expire on April 29, 2016.

At any time beginning six months after the closing of the Private Placement at which the Company is required to register the shares issuable upon exercise of the Private Placement Warrants pursuant to the registration rights agreement entered into in connection with the Private Placement, but such shares may not be freely sold to the public, the Private Placement Warrants may be “cashlessly” exercised by their holders. The warrant holders may “cashlessly” exercise the Private Placement Warrants by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price of the Company’s common stock, equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Private Placement Warrants will occur without any cash paid by the holders of the Private Placement Warrants. The Private Placement Warrants further include a requirement that, from and after the effective date of the Reverse Split, the Company will keep reserved out of the authorized and unissued shares of its common stock sufficient shares to provide for the exercise of the Private Placement Warrants.

Also, pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in one or a series of related offerings at an effective price per share of its common stock at or below an effective price per share of $0.375, subject to adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock (which effective price per share will, accordingly, be $12.00 immediately following the effectiveness of the Migratory Merger and the Reverse Split). See “Series A Convertible Preferred Stock” above for a detailed description of this provision.

The Company’s Private Placement Warrants are accounted for as a liability, in accordance with ASC 480-10-25-14, Distinguishing Liabilities from Equity. ASC 480-10-25-14 states that an entity which must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, if the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. The effect of the change in value of the obligation is reflected as “Other (income) expense” in the Company’s consolidated statement of operations.

The Private Placement Warrants issued with the 18,000 shares of the Company’s preferred stock had a fair value of $2,888 at the closing of the Reverse Recapitalization transaction and the Private Placement on April 29, 2011, determined based upon an agreed-upon exercise price of the Private Placement Warrants; the agreed-upon purchase price for (value of) the Company’s preferred stock and Private Placement Warrants, in the aggregate as agreed upon with the investors in the Private Placement; and assessment of an appropriate risk-free interest rate of 2.1%, an anticipated volatility factor of 50.0%, and a zero percent dividend yield, all incorporated into the valuation using the Black-Scholes option pricing model. The Company determined that the five-year Treasury Bond yield was a reasonable assumption for a risk-free rate, and that an appropriate volatility rate would represent the upper end of the range of implied volatility of publicly traded call options of benchmark companies, which reflects the mid-range of their historical volatility. The Company’s past history of not paying dividends and management’s intentions to continue such a dividend policy resulted in a zero dividend yield assumption. The five-year term of the Private Placement Warrants, the stated warrant exercise price of $13.00 per share (on a post-Reverse Split basis, when the Private Placement Warrants become exercisable), and the Company’s common stock valuation of $10.08 per share (post-Reverse Split basis, when the Private Placement Warrants become exercisable) comprise the balance of the inputs into the Black-Scholes pricing model for the warrant valuation.

Roth Warrant

The Company issued to Roth Capital Partners, LLC the Roth Warrant to purchase shares of the Company’s common stock, as compensation for its role as placement agent in connection with the Private Placement. The Roth Warrant represents the right to purchase initially an aggregate of 3,360,000 shares of the Company’s common stock, subject to the limitations on exercise set forth in this warrant, at an initial exercise price of $0.4125 per share, subject to adjustment upon the effectiveness of the Reverse Split and non-cash dividends, distributions, stock splits, or other reorganizations or reclassifications of the Company’s common stock. This warrant does not contain and is not subject to, price-based anti-dilution provisions. This warrant is not exercisable prior to the effectiveness of the Reverse Split. Giving effect to the Reverse Split, immediately following the closing of the Reverse Recapitalization and the Private Placement, the Roth Warrant would represent the right to purchase an aggregate of 105,000 shares of the Company’s common stock, at an exercise price of $13.20 per share and expires on April 29, 2016. At any time following the Reverse Split, the Roth Warrant may be “cashlessly” exercised by its holder by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price of the Company’s common stock, equal to the aggregate exercise price associated with such exercise. This warrant includes a requirement that the Company reserve a sufficient number of shares of its common stock solely for the purpose of effecting the exercise of this warrant into shares of the Company’s common stock pursuant to the terms (and subject to the limitations) thereof.

The value of the Roth Warrant of $0.4 million was determined using the same assumptions used to value the Private Placement Warrants described above, and by using the same inputs, but for its specific exercise price of $13.20 per share (on a Post-Reverse split basis, when the Roth Warrant becomes exercisable). The Roth Warrant is classified as equity and was recorded as an adjustment between the Roth Warrant and the Company’s preferred stock equity. Unlike the Private Placement Warrants, the Roth Warrant does not contain, and is not otherwise subject to, any price-based anti-dilution provisions and may only be settled by the Company with a fixed number of shares of the Company’s common stock (subject to customary adjustments for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock). Under ASC 815-40-25, this lack of price-based anti-dilution provisions is the distinctive attribute as compared to the warrants issued in the Private Placement that requires the Roth Warrant to be classified as equity on the Company’s balance sheet. The recent valuation of the Company’s preferred stock, common stock and warrants employs the Black-Scholes option pricing model and incorporates the purchase price of the Company’s preferred stock and related warrants issued to investors in the Private Placement, including the warrant issued to Roth Capital Partners, LLC, and the Company’s assessment relative to the interest rate, volatility factor, and other inputs utilized in the model. The warrant issued to Roth Capital Partners represents compensation for their services in their capacity as placement agent, and its $0.4 million estimated fair value ($3.80 per share of common stock issuable upon exercise of this warrant giving effect to the Reverse Split) is recorded as a reduction of capital from the preferred stock issuance.

Transaction Costs

The transaction costs incurred in connection with the Reverse Recapitalization and the Private Placement consist of cash costs of approximately $5.2 million and the issuance to Roth Capital Partners, LLC, as placement agent, of a warrant (with a fair value of approximately $0.4 million). The cash costs consist of fees to the placement agent in the Private Placement, legal and accounting fees, consulting fees, fees for the repurchase of shares of Format stock from the former sole director and executive officer of Format and termination of his interest in and obligations owed by Format to him, and other expenses associated with the Reverse Recapitalization transaction. The cash transaction costs were required to be allocated between equity (approximately $4.4 million) for the costs allocated to the Company’s preferred stock and operating results (approximately $0.8 million) for the costs allocated to the Private Placement Warrants in accordance with ASC 825, Financial Instruments.

Shares Reserved for Specific Purposes

Prior to the Reverse Split, the holders of Company preferred stock have the right to receive an aggregate of 38,152,908 shares of Company common stock upon conversion of the preferred stock, which is equal to 50,000,000 authorized shares of the Company’s common stock less 110% of the 10,770,083 shares of its common stock outstanding as of the closing of the Reverse Recapitalization. Prior to the Reverse Split, each holder of Company preferred stock will have the right to receive its pro rata portion of such shares of Company common stock issuable upon conversion of such holder’s shares of preferred stock. The purpose of this limitation on conversion is to ensure that the Company is not obligated to issue any shares of common stock in excess of the number of shares of Company common stock which the Company is authorized to issue. Prior to the Reverse Split, the Company is required to reserve and keep available out of authorized but unissued shares of common stock the maximum number of shares of Company common stock issuable upon conversion of the Company’s preferred stock, subject to the limitations on conversion described above, solely for the purpose of effecting the conversion of shares of its preferred stock. Accordingly, as of June 30, 2011 and December 31, 2010, the Company had reserved 38,152,908 and zero shares, respectively, of Company common stock on a pre-Reverse Split basis relating to the conversion of shares of Company preferred stock.

Contingently Issuable Securities

Pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in one or a series of related offerings at an effective price per share of its common stock at or below an effective price per share of $0.375, subject to adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock (which effective price per share will, accordingly, be $12.00 immediately following the effectiveness of the Migratory Merger and the Reverse Split). See “Series A Convertible Preferred Stock” above for a detailed description of this provision. The conditions under which such issuance may occur have not yet occurred as of June 30, 2011, nor are they reasonably certain to occur as of the date of issuance of the Condensed Consolidated Financial Statements presented in this Form 10-Q.

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the investors in the Private Placement and Roth Capital Partners, LLC, pursuant to which it agreed to file a registration statement on Form S-1 with the SEC covering the resale of “Registrable Securities” (as defined below) (which includes the shares of the Company’s common stock issuable upon conversion of shares of the Company’s preferred stock originally issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the warrants originally issued in the Private Placement and the Roth Warrant), on or before the date which is 30 days after the closing date of the Private Placement, and to use its commercially reasonable efforts to have such registration statement declared effective by the SEC as soon as practicable. The Company further agreed, within 30 days after it becomes eligible to use a registration statement on Form S-3 to register the Registrable Securities for resale, to file a registration statement on Form S-3 covering the Registrable Securities. Pursuant to the Private Placement Registration Rights Agreement, the holders of Registrable Securities are also entitled to certain piggyback registration rights. “Registrable Securities,” as contemplated by the Private Placement Registration Rights Agreement, means certain shares of the Company’s common stock, including those shares issuable upon conversion of shares of Company preferred stock issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the warrants issued with the Company preferred stock in the Private Placement and the Roth Warrant; provided, that, any such shares shall cease to be a Registrable Security upon (A) sale pursuant to the registration statement or Rule 144 under the Securities Act, (B) such share becoming eligible for sale without restriction by the selling securityholder holding such security pursuant to Rule 144 under the Securities Act or (C) such share otherwise becoming eligible for sale without restriction pursuant to Section 4(1) of the Securities Act, provided that, any restrictive legend on any certificate or other instrument representing such shares has been removed or there has been delivered to the transfer agent for such shares irrevocable documentation (including any necessary legal opinion) to the effect that, upon submission by the applicable selling securityholder of the certificate or instrument representing such security, any such restrictive legend shall be removed.

The Company is also obligated to maintain the effectiveness of the registration statement until the earliest of (1) the first date on which all Registrable Securities covered by such registration statement have been sold, (2) the first date on which all Registrable Securities covered by such registration statement may be sold without restriction pursuant to Rule 144 or (3) the first date on which none of the securities included in the registration statement constitute Registrable Securities.

In addition, at any time beginning six months after the closing of the Private Placement at which the Company is required to register the shares issuable upon exercise of the warrants issued in the Private Placement, but such shares may not be freely sold to the public, the warrants may be “cashlessly” exercised by the holders thereof. The warrantholders may “cashlessly” exercise the warrants by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price of the Company’s common stock, equal to the aggregate exercise price associated with such exercise. The Roth Warrant contains a similar cashless exercise feature, except that the Roth Warrant may be “cashlessly” exercised by its holder at any time following the Reverse Split.

In connection with the consummation of the Reverse Recapitalization, the Company also entered into a registration rights agreement with the former stockholders of The W Group, pursuant to which it agreed to provide to such persons certain piggyback registration rights with respect to shares of the Company’s capital stock, including shares issuable upon exercise, conversion or exchange of securities, held by such persons at any time on or after the closing of the Reverse Recapitalization. The piggyback registration rights under this Registration Rights Agreement are subject to customary cutbacks and are junior to the piggyback registration rights granted to investors in the Private Placement and to Roth Capital Partners, LLC pursuant to the Registration Rights Agreement entered into in connection with the Private Placement.

11.	Commitments and Contingencies

Pursuant to the purchase agreement for the Private Placement, the Company agreed to file with the SEC within 60 days of the closing of the Reverse Recapitalization and the Private Placement, and deliver to its shareholders of record, a proxy statement on Schedule 14A for the purpose of submitting to its shareholders the approval of the Reverse Split and the Migratory Merger at a meeting of its shareholders. The Company also agreed to use its commercially reasonable best efforts to hold the meeting of its shareholders within 120 days after the closing of the Reverse Recapitalization. Further, the purchase agreement for the Private Placement provides that if (1) the shareholders meeting at which its shareholders will be asked to approve the Migratory Merger and the Reverse Split is not held on or prior to the date (August 28, 2011) which is 120 days after the closing of the Reverse Recapitalization, and/or (2) the Migratory Merger and the Reverse Split are not effected on or prior to the date that is two business days after receipt of shareholder approval of the Migratory Merger and the Reverse Split, then the Company is required to pay amounts representing liquidated damages to each of the investors. Specifically, in any such case the Company is required to pay each investor 1.5% of the aggregate amount invested by such investor for each 30-day period (or pro rata portion thereof) following the date by which the shareholders meeting should have been held or by which the Migratory Merger and the Reverse Split should have been effective, as applicable. Thus, liquidated damages to investors could amount to approximately $0.3 million every 30 days. As the payment of liquidated damages did not appear probable at the inception of the Private Placement, and remained so as of the date the financial statements were issued, the Company has not recorded any contingent liability as an allocation of the gross proceeds from the Private Placement, nor subsequently, to-date, as an expense in accordance with ASC 450-20, Loss Contingencies. As a result of the foregoing provisions of the purchase agreement, on June 28, 2011, the Company has filed a proxy statement on Schedule 14A proposing that its shareholders approve the Migratory Merger, in which each 32 shares of its common stock will be converted into one share of common stock of the surviving entity in the Migratory Merger. Accordingly, the consummation of the Migratory Merger, upon receipt of shareholder approval, will constitute the Reverse Split for all purposes, as contemplated by the transaction documents entered into in connection with the Reverse Recapitalization and the Private Placement. As of the date of these financial statements, the Migratory Merger and Reverse Split have not been effected.

If a registration statement is not filed with the SEC on or prior to the date which is 30 days after the closing date of the Private Placement, or if (1) a registration statement covering the Registrable Securities is not declared effective by the SEC prior to the earlier of (A) five business days after the SEC informs the Company that no review of such registration statement will be made or that the SEC has no further comments on such registration statement, or (B) the 120th day after the closing of the Private Placement, or (2) after a registration statement has been declared effective by the SEC, sales cannot be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company is required to pay amounts representing liquidated damages to each of the investors. Specifically, in any such case the Company is required to pay each investor 1.5% of the aggregate amount invested by such investor for each 30-day period (or pro rata for any portion thereof) following the date by which such registration statement should have been filed with the SEC or been declared effective, or is unavailable, as applicable. Thus, liquidated damages to investors could amount to approximately $0.3 million every 30 days. The terms of the Registration Rights Agreement do not specify a maximum potential amount of liquidated damages and settlement alternatives are not provided. As the payment of liquidated damages did not appear probable at inception of the Private Placement, and remained so as of the date the financial statements were issued, the Company has not recorded any contingent liability as an allocation of the gross proceeds from the Private Placement, nor subsequently, to-date, as an expense in accordance with ASC 450-20, Loss Contingencies.

The Company is involved in various legal proceedings arising in the normal course of doing business. The Company is required to record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated; however, the resolution of the legal proceedings in which the Company is involved, either individually or in the aggregate, is not expected to have a material effect on the Company’s consolidated results of operations or financial condition based upon a review of information currently available to the Company regarding the potential impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to any particular case.

On June 30, 2011, the Company entered into a two-year lease agreement for an additional facility for its production operations. The lease for this facility commenced on July 1, 2011 and terminates on July 31, 2013. The lease will be accounted for as an operating lease. Total rent expense during the term of this lease approximates $1.1 million.

On June 30, 2011, the Company entered into a 15 month extension of one of its existing production facilities to July 31, 2013. The additional total base rent expense associated with this lease extension approximates $0.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included in this report and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2010 contained in our Current Report on Form 8-K, dated April 29, 2011, as amended, as filed with the Securities and Exchange Commission.

This discussion and analysis below includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. In evaluating such statements, you should carefully consider the various factors identified in this report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those factors set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 in this Quarterly Report on Form 10-Q.

Upon the completion of the reverse recapitalization transaction (as discussed below under “Recent Developments — Reverse Recapitalization, Private Placement and Stock Repurchase”) Power Solutions International, Inc. (f/k/a Format, Inc.) succeeded to the business of The W Group, Inc. In connection with the reverse recapitalization transaction, effective April 29, 2011, we changed our corporate name to Power Solutions International, Inc. Unless the context otherwise requires, “we,” “our,” “us,” “our company” and similar expressions used in this prospectus refer to The W Group and its consolidated subsidiaries, collectively, prior to the closing of the reverse recapitalization transaction on April 29, 2011, and Power Solutions International, Inc. (f/k/a Format, Inc.), as successor to the business of The W Group, and its consolidated subsidiaries, collectively, following the closing of the reverse recapitalization transaction.

Overview

Organization

We design, manufacture, distribute and support power systems for industrial OEMs across a broad range of industries including stationary electricity power generation, oil and gas, material handling, aerial work platforms, industrial sweepers, arbor, welding, airport ground support, turf, agricultural, construction and irrigation. Our engineering personnel design and test power system solutions and components supporting those solutions. Our major engine suppliers include Perkins/Caterpillar, General Motors and Doosan, and we source components from a variety of domestic and global suppliers. We operate as one business and geographic segment. Accordingly, the following discussion is based upon this presentation.

Net Sales

We generate revenues and cash primarily from the sale of off-highway industrial power systems and aftermarket parts to industrial OEMs. Our products are sold globally, and we are a sole source power system provider of our products for most of our customers. Net sales are derived from gross sales less sales returns and or sales discounts.

Cost of Sales

We manufacture all of our products at our facilities in Wood Dale, Illinois. The most significant component of our cost of sales is the engine cost. The remainder of our cost of sales primarily includes the cost of additional materials utilized in our finished goods, labor, freight, depreciation and other inventoriable costs such as allocated overhead.

Operating Expenses

Operating expenses include engineering, selling and service and general and administrative expenses. Engineering expenses include both internal personnel costs and expenses associated with outsourced third party engineering relationships. Engineering activities are staff intensive; thus costs incurred primarily consist of wages and benefits for professional engineers and amounts paid to third parties under contractual engineering agreements. Engineering consists of a Product and Application Research and Development Engineering Group and a Customer Support Engineering Group. The primary focus of the Product and Application Research and Development Engineering Group is on current and future product design, prototyping, testing and application development activities. The Customer Support Engineering Group provides dedicated engineering and technical attention to customer production support, including a direct communication link with our internal operations.

Selling and service expenses represent the costs of our OEM sales team, an aftermarket sales group and a customer support group for field service and warranty support of our products. We utilize a direct sales and marketing approach to maintain maximum customer interface and service support. Wages and benefits, together with expenses associated with travel, account for the majority of the costs in this category.

General and administrative expenses principally represent costs of our corporate office and personnel that provide management, accounting, finance, human resources, information systems and related costs which support the organization. In addition to wages and benefits, costs include professional services, insurance, banking fees and other general facility and administrative support costs.

Recent Developments

Reverse Recapitalization, Private Placement and Stock Repurchase

On April 29, 2011, Format, Inc. (n/k/a Power Solutions International, Inc.) completed a reverse recapitalization transaction, in which PSI Merger Sub, Inc., a Delaware corporation that was newly-created as a wholly-owned subsidiary of Format, merged with and into The W Group, Inc. (“The W Group”) and The W Group remained as the surviving corporation of the merger. In that transaction, The W Group became a wholly-owned subsidiary of Power Solutions International, Inc. The reverse recapitalization transaction was consummated under Delaware corporate law pursuant to an agreement and plan of merger, dated as of April 29, 2011. Pursuant to this merger agreement, all of the outstanding shares of common stock of The W Group held by the three stockholders of The W Group at the closing of the reverse recapitalization converted into shares of our common stock and shares of preferred stock. The transaction is accounted for as a reverse recapitalization because, among other reasons; (1) the management of The W Group immediately prior to the reverse recapitalization dominated the management of Power Solutions International, Inc. immediately following the reverse recapitalization (i.e., the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer and the Senior Vice President of Power Solutions International, Inc. are the same individuals who then held those titles with The W Group, Inc.) and (2) immediately prior to the consummation of the reverse recapitalization, Format, Inc. had nominal assets and operations.

Concurrently with the closing of the reverse recapitalization, on April 29, 2011, we completed a private placement of shares of our Series A Convertible preferred stock, together with warrants to purchase shares of our common stock, to 29 accredited investors, receiving total gross proceeds of $18.0 million. Each share of preferred stock is convertible into a number of shares of our common stock equal to one-thousand dollars divided by the conversion price then in effect, subject to limitations on conversion set forth in the certificate of designation for the preferred stock. For every one share of our common stock issuable upon conversion of preferred stock purchased in the private placement, each investor in the private placement also received a warrant to purchase one-half of a share of our common stock, at an exercise price of $0.40625 per share, subject to limitations on exercise and adjustment as set forth in the warrants.

Concurrently with the closing of the reverse recapitalization, we issued to Roth Capital Partners, LLC, as compensation for its role as placement agent, a warrant. This warrant represents the right to purchase an aggregate of 3,360,000 shares of our common stock, subject to limitations on exercise set forth in the warrant. The warrant has an exercise price of $0.4125 per share, subject to adjustment upon the effectiveness of the reverse split and non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of our common stock. The warrant is not exercisable prior to the effectiveness of the reverse split, and will expire on April 29, 2016. Giving effect to the reverse split, as if it occurred immediately following the closing of the reverse recapitalization and the private placement, the warrant would represent the right to purchase an aggregate of 105,000 shares of our common stock, at an exercise price of $13.20 per share.

In connection with the reverse recapitalization and the private placement, Format, Inc. entered into a stock repurchase and debt satisfaction agreement, dated as of April 29, 2011, with Ryan Neely, who was the sole director and executive officer of Format, Inc. immediately prior to the closing of the reverse recapitalization, and his wife, Michelle Neely. Pursuant to this agreement, at the time the reverse recapitalization was completed, (1) Format repurchased 3,000,000 shares of Format common stock from Ryan and Michelle Neely, and (2) Ryan Neely and Michelle Neely terminated all of their interest in, and released Format from all obligations Format had with respect to, the loans made by Ryan Neely and Michelle Neely to Format, Inc. from time to time (which, as of the closing of the transactions contemplated by the stock repurchase and debt satisfaction agreement, were in an aggregate principal amount of $114,156), in exchange for aggregate consideration of $360,000. As part of the stock repurchase agreement, Ryan and Michelle Neely also released Format from any other obligations Format owed to them, which included the balance of accrued liabilities on Format’s balance sheet of approximately $50,000. The remaining liabilities of Format, which consisted of accounts payable, were settled in connection with but prior to, the consummation of the recapitalization with the available cash on Format’s balance sheet, and Format also transferred to Ryan Neely all of its rights and obligations under the real property lease relating to Format’s sole office space. In addition, assets, consisting of prepaid expenses, office equipment and furniture, with a net book value of approximately $5,000, were written off.

As a result of the reverse recapitalization transaction, Power Solutions International, Inc. succeeded to the business of The W Group.

Replacement of Prior Credit Agreement

On April 29, 2011, in connection with the closing of the reverse recapitalization, the repurchase of shares of our common stock from Ryan and Michelle Neely and the private placement, Power Solutions International, Inc. and The W Group entered into a loan and security agreement with Harris N.A., and such loan and security agreement replaced the then existing loan and security agreement that The W Group had with its senior lender prior to the closing of the reverse recapitalization. Pursuant to the loan and security agreement with Harris N.A., among other things, Power Solutions International, Inc. became a party to the loan and security agreement, the maximum loan amount under the senior credit facility was reduced from the maximum loan amount under The W Group’s prior credit facility to reflect The W Group’s repayment in full of its two previously outstanding term loans under the prior credit facility and the financial covenants under the prior credit facility were replaced with a new fixed charge coverage ratio. See “– Liquidity and Capital Resources – Credit Agreement” below for a discussion of our current credit facility and The W Group’s prior credit facility, which was replaced by the current credit facility in connection with the reverse recapitalization.

Reverse Split and Migratory Merger

In connection with, and prior to the consummation of, the reverse recapitalization, the board of directors of Format approved a 1-for-32 reverse stock split of issued and outstanding shares of our common stock, immediately following the effectiveness of which every 32 issued and outstanding shares of our common stock will automatically convert into one share of our common stock. Any shareholder of our company that would otherwise be entitled to a fraction of a share of our common stock (after aggregating all fractional shares of our common stock to be received by such holder) as a result of the reverse split, will receive an additional share of our common stock (i.e., the aggregate number of shares of our common stock of a shareholder resulting from the reverse split would be rounded up to the nearest whole number). The reverse split will not affect the number of authorized shares of capital stock of our company or the par value of our common stock. Immediately following the effectiveness of the reverse split, each issued and outstanding share of preferred stock will automatically convert into a number of shares of our common stock equal to one-thousand dollars divided by the conversion price then in effect.

Further, in connection with the reverse recapitalization and the private placement, the board of directors of Format approved the migratory merger of our company with and into a Delaware corporation that will be newly-created as a wholly owned subsidiary of our company, which migratory merger will be effected for the purpose of changing our jurisdiction of incorporation from Nevada to Delaware. The parties agreed that the reverse split may be effected through the consummation of the migratory merger, whereby each 32 shares of our common stock will be converted into one share of common stock of the surviving entity in the migratory merger. The consummation of the migratory merger will constitute the reverse split for all purposes, as contemplated by the transaction documents entered into in connection with the consummation of the reverse recapitalization and the private placement. The consummation of the migratory merger, including the reverse split to be effected thereby, is subject to the approval of our shareholders. References throughout this quarterly report on Form 10-Q to the “reverse stock split” and the “reverse split” mean the 1-for-32 reverse stock split of our common stock which will be effected through the consummation of the migratory merger.

In connection with the private placement, each of our current shareholders who was a stockholder of The W Group and who received shares pursuant to the reverse recapitalization or received as a gift stock from the stockholders of The W Group, entered into a voting agreement (collectively, the “Voting Agreements”), pursuant to which such person agreed to vote his shares of our common stock and preferred stock, as applicable, in favor of the reverse split and the migratory merger. The persons who entered into the Voting Agreements hold, in the aggregate, a substantial majority of the voting securities of our company. Accordingly, approval of the reverse split and the migratory merger is probable.

Factors Affecting Future Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Public Company Expenses

As a result of the reverse recapitalization, we are now a public company, and anticipate that we will make an application to list our shares for trading on a national securities exchange, once we satisfy the relevant quantitative listing criteria. As a result, our general and administrative expenses will increase as we pay our employees, legal counsel and accountants to assist us in, among other things, establishing and maintaining a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports under the federal securities laws. In addition, as a public company the cost of director and officer liability insurance has increased. We may also incur additional costs associated with compensation of non-employee directors.

Stock-based and Other Executive Compensation

Prior to the reverse recapitalization and the private placement, we have not granted or issued any stock-based compensation. Accordingly, we have not recognized any stock-based compensation expense. We may consider adopting an equity compensation plan and making awards under such a plan to our directors, officers and other employees and possibly to consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods.

Events Affecting Sales and Profitability Comparisons

Our quarter-to-quarter and quarter-over-quarter operating results (including our sales, gross profit and net income) and cash flows can be impacted by a variety of internal and external events associated with our business operations. Examples of such events include (1) changes in regulatory emission requirements (which generally occur on January 1 of the year in which they become effective), (2) customer product phase-in/phase-out programs, (3) supplier product (e.g., a specific engine model) phase-in/phase-out programs, (4) changes in pricing by suppliers to us of engines, components and other parts (typically effective January 1 of any year), and (5) changes in our pricing to our customers (typically effective January 1 of any year), which may be related to changes in the pricing by suppliers to us. In order to mitigate potential availability or pricing issues, customers may adjust their demand requirements from traditional patterns. We may also extend special programs to customers in advance of such events, and we are more likely to offer such programs in our fourth quarter of a year in anticipation of events expected to occur in the first quarter of the next year. The occurrence of any of the events discussed above may result in fluctuations in our operating results (including sales and profitability) and cash flows between and among reporting periods.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements in accordance with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, bad debts, inventories, warranties and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and our revenue recognition. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies as of December 31, 2010, are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Current Report on Form 8-K dated April 29, 2011, as amended. There have been no material changes with respect to our critical accounting policies subsequent to December 31, 2010 but for the following with regard to our private placement warrants.

Private Placement Warrants

For every share of our common stock issuable upon conversion of preferred stock purchased in the private placement, each investor in the private placement also received a warrant to purchase one-half of a share of our common stock, at an initial exercise price of $0.40625 per share ($13.00 per share giving effect to the reverse split), subject to adjustment for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of our common stock. These warrants represent the right to purchase a total of 24,000,007 shares of our common stock, but the private placement warrants are not exercisable prior to the effectiveness of the reverse split. The private placement warrants are also subject to full ratchet anti-dilution protection similar to the anti-dilution provisions of our preferred stock, whereby, upon the issuance (or deemed issuance) of shares of our common stock at a price below the then-current exercise price of the private placement warrants, subject to specified exceptions, the exercise price of the private placement warrants shall be reduced to the effective price of our common stock so issued (or deemed to be issued). Giving effect to the reverse split, immediately following the closing of the reverse recapitalization and the private placement, the private placement warrants represent the right to purchase an aggregate of 750,002 shares of our common stock, at an exercise price of $13.00 per share. The private placement warrants will expire on April 29, 2016.

The private placement warrants issued with the 18,000 shares of our preferred stock had a fair value of $2,887,500 at the closing of the reverse recapitalization transaction and the private placement on April 29, 2011, determined based upon an agreed-upon exercise price of the private placement warrants; the agreed-upon purchase price for (value of) our preferred stock and private placement warrants, in the aggregate as agreed upon with the investors in the private placement; and assessment of an appropriate risk-free interest rate of 2.1%, an anticipated volatility factor of 50.0%, and a zero percent dividend yield, all incorporated into the valuation using the Black-Scholes option pricing model. We determined that the five-year Treasury Bond yield was a reasonable assumption for a risk-free rate, and that an appropriate volatility rate would represent the upper end of the range of implied volatility of publicly traded call options of benchmark companies, which reflects the mid-range of their historical volatility. Our past history of not paying dividends and management’s intentions to continue such a dividend policy resulted in a zero dividend yield assumption. The five-year term of the private placement warrants, the stated warrant exercise price of $13.00 per share (on a post-reverse split basis, when the private placement warrants become exercisable), and our common stock valuation of $10.08 per share (post-reverse split basis, when the private placement warrants become exercisable) comprise the balance of the inputs into our Black-Scholes pricing model for the warrant valuation.

The liability for the private placement warrants is a fair value instrument as measured under ASC Topic 825, “Financial Instruments.” As such, the private placement warrants liability is valued based upon unobservable inputs and thus is considered a Level 3 financial instrument. The measurement of the liability involves various assumptions, as described in Note 6 “Fair Value of Financial Instruments” to the Condensed Consolidated Financial Statements. These assumptions include an assessment of the risk-free interest rate, an anticipated volatility factor, divided yield and other assumptions. Since the date of issuance of the private placement warrants, the liability associated with these warrants has decreased from $2.9 million at April 29, 2011 to $2.8 million at June 30, 2011.

Results of Operations

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010

Net sales

Our net sales increased $11.6 million (48.6%) to $35.3 million for the three months ended June 30, 2011 compared to $23.8 million for the three months ended June 30, 2010. Sales volume accounted for approximately $11.2 million of the quarter-over-quarter increase. The increase in net sales was primarily due to increases in sales volume to existing customers arising from an improvement in the general global economy, together with a continued growth in sales of large power systems and the expansion of sales to Asia-based customers to whom we began shipping product in 2010. Sales volumes for our established diesel power systems and alternative fuel power systems, including aftermarket components, increased $10.0 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 of which $3.4 million was due to growth arising from shipments to Asia. Our new, alternative fuel large power systems introduced in late 2009 accounted for $1.2 million of the sales increase for the three months ended June 30, 2011 as compared to the same period in 2010.

Cost of sales

Our cost of sales increased $9.2 million (46.5%) to $28.8 million for the three months ended June 30, 2011 from $19.7 million in the comparable period of 2010. The increase in cost of sales was primarily due to the increase in our sales volume. As a percentage of net sales, cost of sales has declined to 81.6% for the three months ended June 30, 2011, compared to 82.8% for the three months ended June 30, 2010. Production costs were spread over higher volumes, which favorably affected cost of sales. In addition, the increase in sales, noted in Net sales above, occurred across the majority of our customer base, broadening our product mix, which also favorably impacted our cost of sales.

Gross profit

Our gross profit increased $2.4 million (58.7%) to $6.5 million for the three months ended June 30, 2011 from $4.1 million in the comparable period of 2010. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross profit was 18.4% for the three months ended June 30, 2011 compared to 17.2% in 2010. The higher gross profit during the second quarter of 2011 was principally attributable to the broadening product mix and higher sales volume relative to production costs as described in Cost of sales above.

Engineering

Engineering expenses were $1.0 million for each of the three month periods ended June 30, 2011 and 2010. Wages and benefits increased $0.2 million on a quarter-over-quarter basis as we increased headcount in connection with our engineering development and support activities. This increase was offset by a $0.2 million decrease in emissions expense due, in part, to a decrease in the costs of certain emissions tests. As a percentage of net sales, engineering expenses decreased to 2.9% in the three months ended June 30, 2011 compared to 4.3% for the same period in 2010.

Selling and service

Selling and service expenses increased $0.5 million (37.9%) to $1.8 million for the three months ended June 30, 2011 from $1.3 million in the comparable period of 2010. Wages, benefits, and travel costs increased $0.2 million, and warranty costs increased $0.1 million, both in support of our increased product sales for the three months ended June 30, 2011 as compared to the comparable period of 2010. The remaining increase was attributable to increases in other expense categories, none of which was individually significant. As a percentage of net sales, selling and service expenses decreased to 5.0% in the three months ended June 30, 2011 compared to 5.4% for the same period in 2010.

General and administrative

General and administrative expenses increased $0.4 million (57.2%) to $1.1 million for the three months ended June 30, 2011 from $0.7 million in the comparable period of 2010. The increase was principally attributable to (i) $0.1 million for the cost of additional staff to support our higher sales volume and (ii) a $0.3 million increase in professional, consulting fees and bank fees incurred in connection with our reverse recapitalization and the refinancing of our credit facility in April 2011. The remaining increase was attributable to increases in other expense categories, none of which was individually significant. As a percentage of net sales, general and administrative expenses increased to 3.2% in the three months ended June 30, 2011 from 3.0% for the same period of 2010.

Interest expense

Interest expense decreased $0.2 million (38.1%) to $0.3 million for the three months ended June 30, 2011, as compared to $0.5 million for the same period in 2010. Our average outstanding bank borrowings were $7.6 million lower for the three months ended June 30, 2011 compared to the same period in 2010. This decrease was attributable to the payoff of our bank term debt, a reduction in our outstanding revolving line of credit due to the proceeds received in the private placement and a reduction in our interest rate on the revolving line of credit. Holding all other variables constant, we expect that our interest expense will decrease, in part, as a result of a lower effective interest rate pursuant to our new credit facility. For a description of our new credit facility, see “—Liquidity and Capital Resources — Credit Agreement” below.

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $0.5 million in the three months ended June 30, 2011, due to the write off of remaining unamortized loan fees associated with our prior credit facility. The remaining unamortized loan fees were required to be expensed when we refinanced our prior credit facility and repaid the balances outstanding under our prior credit agreement. See “Liquidity and Capital Resources – Credit Agreement” below for a further discussion regarding the refinancing of our prior credit facility with a new lender.

Other (income) expense, net

Other expense was $0.7 million for the three months ended June 30, 2011 as compared to none for the same period in 2010. Other expense increased $0.8 million due to the transaction costs incurred in connection with the issuance of the warrants in the private placement. The attributes of the private placement warrants required that the warrants be classified as a liability. The transaction costs incurred in connection with the private placement are required to be allocated between equity and operating results based on the value attributable to the instruments recorded as equity or a liability, respectively. As such, with respect to the value of the warrants that we recorded as a liability, we recognized $0.8 million of the transaction fees as an expense. Offsetting this expense was a $0.1 million of other income relating to the change in the valuation of the private placement warrants for the three months ended June 30, 2011.

Income tax expense

Our income tax expense increased $0.5 million for the three months ended June 30, 2011, to $0.6 million, as compared to a tax benefit of $0.1 million in 2010. Our effective tax rate for the three months ended June 30, 2011 was 54.3% compared with 18.9% for the comparable prior year period. Our effective tax rate in 2011 increased primarily due to the non-deductibility of certain transaction costs incurred in connection with the reverse recapitalization and private placement as discussed above in “Other (income) expense, net” and an increase in the Illinois corporate income tax rate from 4.8% to 7%. The increase in the effective tax rate for the three months ended June 30, 2011 was partially offset by research tax credits expected to be generated and used. The research tax credits are generated as a result of our engineering research and development activities. In general, these credits, which are general business credits, may be carried forward up to 20 years to be offset against future taxable income. Our income tax expense in 2011 assumes that we will use a comparable amount of these tax credits as we used in 2010. However, as our overall taxable income for the three months ended June 30, 2011 was higher as compared to the comparable period of 2010, the research tax credit had less of an impact on our effective tax rate period-over-period.

Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

Net sales

Our net sales increased $23.3 million (53.6%) to $66.7 million for the six months ended June 30, 2011 compared to $43.4 million for the six months ended June 30, 2010. Sales volume accounted for approximately $22.1 million of the period-over-period increase. The increase in net sales was primarily due to increases in sales volume to existing customers arising from an improvement in the general global economy, together with a continued growth in sales of large power systems and the expansion of sales to Asia-based customers to which we began shipping product in 2010. Sales volumes for our established diesel power systems, and alternative fuel power systems, including aftermarket components, increased $17.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, of which $5.0 million was due to growth arising from shipments to Asia. Our new, alternative fuel large power systems introduced in late 2009 accounted for $4.8 million of the sales increase for the six months ended June 30, 2011 as compared to the same period in 2010.

Cost of sales

Our cost of sales increased nearly $18.0 million (49.5%) to $54.2 million for the six months ended June 30, 2011 from $36.3 million in the comparable period of 2010. The increase in cost of sales was primarily due to the increase in our sales volume. As a percentage of net sales, cost of sales has declined to 81.3% for the six months ended June 30, 2011, compared to 83.5% for the six months ended June 30, 2010. Production costs were spread over higher volumes which favorably affected cost of sales. In addition, the increase in sales, noted in Net sales above, occurred across the majority of our customer base, broadening our product mix, which also favorably impacted our cost of sales.

Gross profit

Our gross profit increased $5.3 million (74.6%) to $12.5 million for the six months ended June 30, 2011 from $7.1 million in the comparable period of 2010. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross profit was 18.7% for the six months ended June 30, 2011 compared to 16.5% in 2010. The higher gross profit during the second quarter of 2011 was principally attributable to the broadening product mix and higher sales volume relative to production costs as described in Cost of sales above.

Engineering

Engineering expense increased $0.3 million (15.4%) to $2.0 million for the six months ended June 30, 2011 as compared to $1.7 million for the same period in 2010 due to an increase in customer product support activities associated with the increase in sales and product development. Wages and benefits increased $0.4 million on a year-over-year basis as we increased headcount in connection with our engineering development and support activities. This increase was offset by a $0.2 million decrease in emissions expense due, in part, to a decrease in the costs of certain emissions tests. The remaining increase was attributable to increases in other expense categories, none of which was individually significant. The increase in engineering expense was less than the growth rate of our sales. Accordingly, as a percentage of net sales, engineering expenses decreased to 3.0% in the six months ended June 30, 2011 compared to 4.0% for the same period in 2010.

Selling and service

Selling and service expenses increased $0.7 million (28.8%) to $3.2 million for the six months ended June 30, 2011 from $2.5 million in the comparable period of 2010. Wages, benefits, and travel costs increased $0.3 million, and warranty costs increased $0.1 million, both in support of our increased product sales for the six months ended June 30, 2011 as compared to the same period in 2010. In addition, promotional costs, which is primarily the cost of participation in trade shows, increased $0.1 million for the six months ended June 30, 2011 as compared to the same period in 2010. The remaining increase was attributable to increases in other expense categories, none of which was individually significant. As a percentage of net sales, selling and service expenses decreased to 4.7% in the six months ended June 30, 2011 compared to 5.7% for the same period in 2010.

General and administrative

General and administrative expenses increased $1.0 million (68.5%) to $2.4 million for the six months ended June 30, 2011 from $1.4 million in the comparable period of 2010. The increase was principally attributable to (i) a $0.6 million increase in professional, consulting, and bank fees incurred in connection with our year end audit, reverse recapitalization and the refinancing of our credit facility in April 2011, and (ii) $0.2 million for the cost of additional staff to support our higher sales volume. The remaining increase was attributable to increases in other expense categories, none of which was individually significant. As a percentage of net sales, general and administrative expenses increased to 3.6% in the six months ended June 30, 2011 from 3.3% for the same period of 2010.

Interest expense

Interest expense decreased $0.07 million (6.8%) to $0.9 million for the six months ended June 30, 2011, as compared to $1.0 million for the same period in 2010. Our average outstanding bank borrowings were $3.3 million lower for the six months ended June 30, 2011 compared to the same period in 2010. This decrease was attributable to the payoff of our bank term debt and a reduction in our outstanding revolving line of credit due to the proceeds received in the private placement.

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $0.5 million in the six months ended June 30, 2011, due to the write off of remaining unamortized loan fees associated with our prior credit facility. The remaining unamortized loan fees were required to be expensed when we refinanced our prior credit facility and repaid the balances outstanding under our prior credit agreement. See “Liquidity and Capital Resources – Credit Agreement” below for a further discussion regarding the refinancing of our prior credit facility with a new lender.

Other (income) expense, net

Other expense was $0.7 million for the six months ended June 30, 2011 as compared to none for the same period in 2010. Other expense increased $0.8 million due to the transaction costs incurred in connection with the issuance of the warrants in the private placement. The attributes of the private placement warrants required that the warrants be classified as a liability. The transaction costs incurred in connection with the private placement are required to be allocated between equity and operating results based on the value attributable to the instruments recorded as equity or a liability, respectively. As such, with respect to the value of the warrants that we recorded as a liability, we recognized $0.8 million of the transaction fees as an expense. Offsetting this expense was a $0.1 million of other income relating to the change in the valuation of the warrants for the six months ended June 30, 2011.

Income tax expense

Our income tax expense increased $1.1 million for the six months ended June 30, 2011, to $1.2 million, as compared to $0.1 million in 2010. Our effective tax rate for the six months ended June 30, 2011 was 43.5% compared with 18.9% for the comparable prior year period. Our effective tax rate in 2011 increased primarily due to the non-deductibility of transaction costs incurred in connection with the reverse recapitalization and private placement as discussed above in “Other (income) expense, net” and an increase in the Illinois corporate income tax rate from 4.8% to 7%. The increase in the effective tax rate for the six months ended June 30, 2011 was partially offset by research tax credits expected to be generated and used. Our income tax expense in 2011 assumes that we will realize a comparable amount of these tax credits as that which we estimated for 2010. However, as our overall taxable income for the six months ended June 30, 2011 was higher as compared to 2010, the research tax credit had less of an impact on our effective tax rate period over period.

Liquidity and Capital Resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity are cash flows from operations, principally collections of customer accounts receivable and borrowing capacity under our credit facility. Our existing and historical financing arrangements require that cash received by us be applied against our revolving line of credit. Accordingly, we typically do not maintain cash or cash equivalents on our balance sheet, but instead fund our operations through borrowings under a revolving line of credit which is described below under “Credit Agreement.”

Based on our current forecasts and assumptions, we believe that our sources of cash and cash equivalents, namely the sales of our power systems and aftermarket products and access to borrowing capacity, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

As of June 30, 2011, we had working capital of $16.9 million compared to $6.3 million as of December 31, 2010. Our working capital increased $10.6 million, which was primarily attributable to an increase in accounts receivable and a decrease in the current portion of our long-term debt as well as a reduction in borrowings under our revolving line of credit. Accounts receivable increased $4.7 million due principally to an increase in sales. Specifically, our sales in the three months ended June 30, 2011 were $5.3 million higher as compared to the three months ended December 31, 2010. The current portion of long-term debt and the revolving line of credit decreased, in aggregate by $7.6 million and were paid off and/or reduced primarily from the proceeds received in connection with the private placement discussed above under “Reverse Recapitalization, Private Placement and Stock Repurchase.” These increases to working capital were partially offset by a $1.8 million reduction in inventories due our efforts to reduce our inventories while still supporting our higher sales activity.

A limited number of our customers have payment terms which may extend up to 150 days. As of June 30, 2011 and December 31, 2010, our trade receivables included $3.1 million and $2.7 million, respectively, which represent aggregate customer account balances subject to these terms. Of these amounts, $2.1 million and $1.4 million at June 30, 2011 and December 31, 2010, respectively, represent the portion of the balance outstanding beyond our normal trade terms as described under our critical accounting policies in our Current Report on Form 8-K dated April 29, 2011, as amended. Under our revolving line of credit which funds our working capital as needed, these receivables represent eligible collateral the same as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days. When collected, the cash from these receivables, as with all cash collected, is applied against our revolving line of credit, a component of our working capital.

Cash Flows for the six months ended June 30, 2011

Operating activities

For the six months ended June 30, 2011, we used $1.3 million in cash for our operations. Net income and changes in working capital are the primary drivers of our cash flows from operations. For the six months ended June 30, 2011, we generated cash flows from net income of $2.3 million (including net $0.7 million of non-cash items, consisting primarily of depreciation and loss on debt extinguishment) as compared to $0.8 million for the same period in 2010. The cash generated from operating results was offset by an increase in our working capital, principally driven by a $4.7 million increase in accounts receivable, a $0.6 million increase in prepaid expenses and a $0.6 million decrease in income taxes payable. The increase in accounts receivable was due to an increase in 2011 sales as discussed in “Results of operations – Six months ended June 30, 2011 compared to the six months ended June 30, 2010.” The decrease in income taxes payable was principally attributable to the tax payments made for 2010 and 2011. Our prepaid expenses increased due to payments of estimated income taxes and the advance payment of insurance premiums. Offsetting these working capital increases, we decreased our inventories $1.8 million. The change in inventories was attributable to an initiative to decrease our inventories while still supporting our higher level of sales activity. Net other cash generated from operations in the first six months of 2011 was $0.5 million, none of which was individually significant.

Investing activities

Net cash used in investing activities of $0.4 million for the six months ended June 30, 2011 related primarily to the acquisition of property, equipment and other assets.

Financing activities

We generated $1.7 million of cash for the six months ended June 30, 2011. In connection with the private placement for which we issued preferred stock and warrants to purchase our common stock, we generated proceeds of $18.0 million. In addition, we refinanced our revolving line of credit with a new bank, Harris, N.A., for net borrowings of $16.2 million for the six months ended June 30, 2011. The terms of the revolving line of credit with Harris N.A. are discussed below in “Credit Agreement.” The proceeds from the private placement and revolving line of credit were used to pay off our existing term loans and our revolving line of credit with our prior lender, Fifth Third Bank. We used $29.5 million in cash for the payoff of these term loans, the payoff of the prior revolving line of credit and other scheduled debt payments. We used $3.8 million of cash to pay transaction and financing costs associated with the private placement and refinancing of our revolving line of credit. We also had a $0.8 million increase in our cash overdraft balance since December 31, 2010. Consistent with our prior revolving line of credit, our current revolving line of credit requires that our cash be applied against our revolving line of credit. As such, we do not maintain a cash balance, and we borrow on the revolving line of credit to fund outstanding checks as they clear our bank. Our cash overdrafts will fluctuate based on the timing of checks issued which have not yet cleared our bank as of a given date.

Cash Flows for the six months ended June 20, 2010

Operating activities

We generated $3.4 million in cash from operating activities for the six months ended June 30, 2010, arising in part from $0.8 million of net income, (including net $0.4 million of non-cash items, consisting primarily of depreciation), but generated primarily from a reduction in our working capital for the period. Specifically, we collected $14.3 million in accounts receivable, a significant portion of which was attributable to our sales in the latter part of 2009. In addition, we also generated cash due to a $1.8 million reduction in inventories from December 31, 2009 to June 30, 2010. Our inventories were higher at the end of 2009 due to positions we had taken to support new programs for 2010, including sales of large alternative fuel power systems. The cash generated from the collection of these receivables and the reduction in inventories were partially offset by $12.2 million in payments to suppliers in 2010 arising from the inventories associated with these sales, the additional inventory positions taken as well as current year purchasing activities. The cash collected was also offset by a $1.1 million in estimated income tax payments made in 2010 related to our 2009 operating results. Net other cash used in operations was $0.2 million.

Investing activities

Net cash used in investing activities of $0.3 million for the six months ended June 30, 2010 related primarily to the acquisition of property, plant and equipment.

Financing activities

We used $3.1 million of cash in our financing activities for the six months ended June 30, 2010. Of this amount $2.0 million relates to cash received and applied against our revolving line of credit. We also used $0.9 million of cash for scheduled payments on our long-term debt and capital lease obligations. The remaining cash used in our financing activities funded the decrease in our cash overdraft position.

Credit Agreement

In connection with the consummation of the reverse recapitalization and the private placement, on April 29, 2011, we entered into a loan and security agreement (the “New Credit Agreement”) with certain lenders (the “Lenders”) and Harris N.A., as agent for the Lenders (the “Agent”). The New Credit Agreement replaced the loan and security agreement (the “Prior Credit Agreement”) with Fifth Third Bank, the terms of which are discussed below. The New Credit Agreement provides for borrowings of up to $35.0 million under a revolving line of credit (the “New Line of Credit”), which New Line of Credit is scheduled to mature on April 29, 2014 and has a variable interest rate as described below. Borrowings under the New Credit Agreement are collateralized by substantially all of our assets. Under the New Credit Agreement, we are required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio and a limitation on annual capital expenditures, the testing of which commenced on April 30, 2011. We were in compliance with the financial covenants under our current credit facility as of our most recent required compliance reporting period. The New Credit Agreement also contains customary covenants and restrictions applicable to us, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the New Credit Agreement requires our cash accounts to be held with the Agent. Our cash deposits in the New Line of Credit account are swept by the Agent daily and applied against the outstanding New Line of Credit balance. As a result, we maintain a zero cash balance in our New Line of Credit account, and we borrow on the New Line of Credit on a daily basis to fund our cash disbursements.

Under the New Credit Agreement (in contrast to the Prior Credit Agreement discussed below): (a) Power Solutions International, Inc. is a party to the New Credit Agreement and pledged the equity interests of The W Group to the Agent; (b) there are no term loans; (c) the New Line of Credit bears interest at the Agent’s prime rate (3.25% at June 30, 2011) plus an applicable margin ranging from to 0% to 0.50% or, at our option, a portion of the New Line of Credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) there is a higher limit on annual capital expenditures; (e) there is no maximum quarterly senior debt leverage ratio; and (f) there is a fixed charge coverage ratio similar to the fixed charge coverage ratio in the Prior Credit Agreement, except that the fixed charge coverage ratio under the New Credit Agreement excludes historical debt service on Term Loan A and Term Loan B (each as defined and discussed below) and certain other one-time expenses. As of June 30, 2011, $10.0 million of our outstanding borrowings under our revolving line of credit of $16.2 million had been designated to bear interest at the LIBOR rate, plus an applicable margin.

On April 29, 2011, upon consummation of the Reverse Recapitalization and the other transactions referred to above under “—Recent Developments,” we used net proceeds from the Private Placement and proceeds from a draw on the New Line of Credit to repay the Prior Loans (as discussed and defined below) under the Prior Credit Agreement in full. Upon consummation of the Reverse Recapitalization and immediately following the repayment of the Prior Loans on April 29, 2011, availability under the New Line of Credit was approximately $12.7 million.

The Prior Credit Agreement was entered into in 2008 among Fifth Third Bank and The W Group and its subsidiaries. The initial proceeds from the Prior Credit Agreement were used to retire the revolving line of credit and term loans with our predecessor bank. The Prior Credit Agreement provided for a revolving line of credit of up to $37.5 million (the “Prior Line of Credit”), a term loan of $8.7 million (“Term Loan A”) and a term loan of $2.4 million (“Term Loan B” and, together with Prior Line of Credit and Term Loan A, the “Prior Loans”), which Prior Loans were scheduled to mature on July 15, 2013 and had variable interest rates. Under the terms of the Prior Credit Agreement, we had the ability to elect whether outstanding amounts under the Prior Loans accrued interest based on the prime rate plus a margin or LIBOR plus a margin. Prior to being repaid in full, the Prior Loans under the Prior Credit Agreement were collateralized by substantially all of our assets. Under the Prior Credit Agreement, we were required to maintain our cash accounts with Fifth Third Bank. Under the Prior Line of Credit, our cash deposits were swept by Fifth Third Bank daily and applied against the outstanding Prior Line of Credit balance. As a result, we maintained a zero cash balance in our Prior Line of Credit account, and we borrowed on the Prior Line of Credit on a daily basis to fund our cash disbursements. Outstanding borrowings under the Prior Line of Credit were $25.4 million and $21.6 million at April 29, 2011 (immediately prior to the repayment of the Prior Line of Credit) and December 31, 2010, respectively. Prior to its repayment in full in connection with the closing of the reverse recapitalization, principal payments of Term Loan A were payable in quarterly installments ranging from $0.2 million to $0.6 million over the life of the loan. Term Loan A had an outstanding balance of $5.1 million and $5.6 million as of April 29, 2011 (immediately prior to the repayment of the loan balance) and December 31, 2010, respectively. Prior to its repayment in full in connection with the closing of the reverse recapitalization, principal payments of Term Loan B were payable in quarterly installments of less than $0.1 million over the life of the loan plus a balloon payment at maturity. Term Loan B had an outstanding balance of $2.1 million and $2.1 million as of April 29, 2011 (immediately prior to the repayment of the loan balance) and December 31, 2010, respectively. In addition to scheduled quarterly payments, prior to its replacement, the Prior Credit Agreement required an annual repayment equal to 60% of excess cash flow.

The Prior Line of Credit was previously amended, in August 2009, to reduce the maximum borrowings from $37.5 million to $29.0 million, bearing interest at Fifth Third Bank’s prime rate (3.25% at December 31, 2009) plus an applicable margin ranging from 2.25% to 2.50%. Prior to the replacement of the Prior Credit Agreement on April 29, 2011, at our option a portion of the Prior Line of Credit could be designated to bear interest at LIBOR, subject to a 2.00% floor, plus an applicable margin ranging from 3.25% to 3.50%. At December 31, 2010, the entire outstanding balance of $21.6 million had been designated to bear interest at the LIBOR rate, plus margin. The interest rate on the Prior Line of Credit was 5.50% at December 31, 2010.

As of December 31, 2010, we determined that we were not in compliance with the quarterly fixed charge coverage ratio and the quarterly senior debt leverage ratio covenants of our Prior Credit Agreement. The event of non-compliance at December 31, 2010 arose principally due to the timing of the payment of certain fixed charges such as tax payments during the period and because our actual EBITDA was less than the minimum required to be in compliance with the fixed charge coverage ratio and the senior debt leverage ratio. On January 20, 2011, we received from Fifth Third Bank a waiver of our noncompliance with these financial covenants as of December 31, 2010. As of our most recent required compliance reporting period, we were in compliance with the financial covenants under our current credit facility.

Contractual Obligations

On April 29, 2011, as discussed above under “—Liquidity and Capital Resources—Credit Agreement,” we entered into a new credit agreement with Harris Bank, N.A. Except for this agreement, during the six months ended June 30, 2011, there were no material contractual obligations entered into, or modified, outside the ordinary course of business which require adjustment to the amounts presented in the table included in our Current Report on Form 8-K, as amended, dated April 29, 2011, under “Form 10 Disclosure – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations.”

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

Fair value measurements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this statement to result in a change in the application of the requirements of this topic. The amendments fall into two categories;

1.	Those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and

2.	Those that change a particular principle or requirement for measuring fair value, or for disclosing information about fair value measurements.

Those amendments that clarify the FASB’s intent include the following:

a.	The highest and best use and valuation premise for fair value measurement is relevant only for non-financial assets and are not relevant when measuring the fair value of financial assets or liabilities.

b.	An entity should measure the fair value of its own equity instruments from the perspective of a market participant that holds that instrument as an asset.

c.	A reporting entity is to disclose quantitative information about the unobservable inputs used in a fair value measurement of items within the Level 3 hierarchy.

Those amendments that change a particular principle or requirement include the following:

a.	Financial institutions and similar reporting entities that manage their financial instruments on the basis of their net exposure, are now allowed an exception that allows them to measure the fair value of such financial assets and liabilities at a price to sell or settle a net asset position or net liability position for a particular risk, as opposed to a fair value measurement for the gross values of each financial instrument.

b.	Application of discounts or premiums are allowed in a fair value measurement if related to the unit of account for the asset or liability being measured at fair value, and in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account in Topic 820 that requires or permits the fair value measurement. For example, control premiums included in a fair value measurement would be a valid application of this guidance; however, a block discount would not, as the former represents a characteristic of the asset, whereas the latter results only from the size of the asset acquired.

c.	Additional disclosures for fair value measurements categorized within Level 3 of the fair value hierarchy, to include:

1.	The valuation processes used for level 3 measurements and their sensitivity to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any.

2.	How a non-financial asset is used, if used other than for its highest and best use, when its fair value must be measured or disclosed on that basis.

3.	The categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed (e.g., financial instruments measured at amortized cost).

The amendments in this update are to be applied prospectively by us beginning January 1, 2012. Early adoption is not allowed. Based on the nature of our financial assets and liabilities, these amendments are not expected to have a material impact on our financial statements.

Other Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” in order to increase the prominence of items presented in other comprehensive income and to facilitate the convergence of GAAP and International Financial Reporting Standards (“IFRS”). This statement gives reporting entities two options for presenting other comprehensive income (“OCI”), which until now included a third option of presenting the components of OCI in the statement of shareholder’s equity.

An OCI statement can now be included with the statement of operations, and together the two will make a statement of total comprehensive income. Alternatively, the OCI statement can be presented separately from the statement of operations, but the two statements will have to appear consecutively within a financial report. In either case, an entity is required to present each component of net income, total net income, and each component of OCI, a total for OCI, and a total for comprehensive income. Also, in either case, adjustments for items reclassified from OCI to net income are to be presented on the face of the financial statement(s) where the components of net income and OCI are presented.

Public companies will have to apply the amendments for fiscal quarters and years that start December 15, 2011, or later, with early adoption permitted. Based on the nature of the Company’s operations, we currently have no items reported in OCI. Since ASU 2011-05 does not change the items that must be reported in OCI (and does change when items must be reclassified from OCI to net income), these amendments are not expected to have a material impact on our financial statements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), that reflect our expectations and projections about our future results, performance, prospects and opportunities. In this report, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “would” and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements, but they are not the exclusive means of identifying them.

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements included in this report. These risks, uncertainties and other factors, which have been described in greater detail under the heading “Risk Factors” of our Current Report on Form 8-K, as amended, dated April 29, 2011, include but are not limited to the following:

•

Our financial position, results of operations and cash flows have been, and may continue to be, negatively impacted by the current challenging global economic conditions and the recent financial crisis.

•

The market for alternative fuel spark ignited power systems may not develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

•	Changes in environmental and regulatory policies could hurt the market for our products.

•	We currently face, and will continue to face, significant competition, which could result in a decrease in our revenue.

•	Our industrial OEM customers may not continue to outsource their power system needs.

•	We are dependent on certain products and industrial OEM market categories for a significant share of our revenues and profits.

•	Failure to raise additional capital or to generate the significant capital necessary to continue our growth could reduce our ability to compete and could harm our business.

•	We are dependent on relationships with our OEM customers.

•

We are dependent on relationships with our material suppliers, and the partial or complete loss of one of our key engine suppliers, or our failure to find replacement suppliers in a timely manner, could adversely affect our business.

•

The quality and performance of our power systems are, in part, dependent on the quality of their component parts that we obtain from various suppliers, which makes us susceptible to performance issues that could materially and adversely affect our business, reputation and financial results.

•	We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability.

•	Changes in our product mix could materially and adversely affect our business.

•	We derive a substantial majority of our revenues attributed to our diesel power systems business from our relationships with Perkins and Caterpillar.

•	Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

•	Price increases in some of the key components in our power systems could materially and adversely affect our operating results and cash flows.

•	Many of our power systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.

•	The loss of one or more key members of our senior management, or our inability to attract and retain qualified personnel could harm our business.

•	Our existing debt could adversely affect our business and growth prospects.

•	If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

•

If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be responsible for significant damages or incur restrictions on our ability to sell our products and services.

•	We could suffer warranty claims, or become subject to product liability claims.

•	Our telematics tool, MasterTrak, may not be successful.

•	New products may not achieve widespread adoption.

•	If we do not properly manage the sales of our product into foreign markets, our business could suffer.

•	We may have contingent liabilities related to Format, Inc.’s operations prior to the reverse recapitalization of which we are not aware and for which we have not adequately provisioned.

•

We will incur increased costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our consolidated financial statements.

•	Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

•	There are significant restrictions on the ability of investors in the private placement to transfer or resell their shares of common stock.

•	An active, liquid, public and orderly trading market for our common stock may not develop, and the price of our stock may be volatile and may decline in value.

Forward looking statements speak only as of the date of this report. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this prospectus, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

As a result of the reverse recapitalization, Power Solutions International, Inc. has succeeded to the business of The W Group. Since the consummation of the reverse recapitalization, we have not been engaged in the business or operations conducted by Format prior to the reverse recapitalization. Accordingly, we do not in any way maintain the disclosure controls and procedures or the internal control over financial reporting of Format in effect prior to the reverse recapitalization, and such disclosure controls and procedures and internal control over financial reporting of Format are not relevant to us.

Prior to the consummation of the reverse recapitalization, The W Group was a private operating company and, as a result of the reverse recapitalization, we became a public company subject to public company reporting obligations. As a result, we have had to, and we currently continue to, enhance and supplement our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise, and more generally strengthen our disclosure controls and procedures and our internal control over financial reporting to enable us to accurately and timely prepare our consolidated financial statements and otherwise satisfy these reporting obligations. In particular, in June 2011, we established a disclosure and compliance committee (the “Disclosure Committee”), consisting of senior members of our finance and accounting department and other members of senior management, and adopted disclosure and compliance committee guidelines. The purpose of the Disclosure Committee is to assist our Chief Executive Officer, our Chief Financial Officer and our board of directors in compliance with the rules and regulations of the Securities and Exchange Commission, with particular focus on our reporting and public disclosure requirements under the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as assisting our Chief Executive Officer and our Chief Financial Officer in fulfilling their obligations pursuant to Sections 302, 404 and 906 of the Sarbanes-Oxley Act of 2002. During the six months ended June 30, 2011, we also retained additional staff in our finance and accounting department, and on July 18, 2011 we hired an additional senior financial professional with prior public company experience, thereby further strengthening the overall capabilities of our finance and accounting department.

Following the reverse recapitalization, we and our internal auditors have not yet (as we are not yet required to have), however, performed any annual assessment of the effectiveness of our internal control procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which annual assessment could identify significant deficiencies or material weaknesses in our internal control over financial reporting. We cannot provide any assurances that we will be successful in remediating any deficiencies or weaknesses that may be identified.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level, even though, following the reverse recapitalization, we and our internal auditors have not yet (as we are not yet required to have) consummated any annual assessment of our internal control over financial reporting procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our Chief Executive Officer and Chief Financial Officer reached this conclusion based in large part on their assessment of (1) the financial expertise of our Chief Financial Officer, and other members of our finance and accounting department and the members of the Disclosure Committee, (2) the regular communications among such persons, including the members of the Disclosure Committee, and between them and others within our relatively small organization, with respect to all material developments in our business, and (3) the overall process of preparation and review of our financial and other disclosures.

Changes In Internal Control Over Financial Reporting

The establishment of the Disclosure Committee and the adoption of the disclosure and compliance committee guidelines, and the additions to our finance and accounting department following the consummation of the reverse recapitalization as described above, could be deemed to constitute significant changes that have materially affected our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no controls can provide absolute assurance that misstatements due to error or fraud will not occur, and no evaluation of any such controls can provide absolute assurance that control issues and instances of fraud, if any, within our company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Information regarding our unregistered sales of equity securities during the quarter ended June 30, 2011 was previously disclosed in our Current Report on Form 8-K, as amended, dated April 29, 2011.

Purchases of Equity Securities

The following table contains information about our purchases of equity securities during April, May and June 2011:

Period	Total number of shares purchased (1)	Average price paid per share (1) (2)	Maximum number (or approximate dollar value) of shares that may yet be repurchased under the plans or programs (3)
April 1-30, 2011	3,000,000	$0.08	$—
May 1-31, 2011	—	—	—
June 1-30, 2010	—	—	—

Total	3,000,000	$0.08

(1)	All shares were purchased pursuant to a stock repurchase and debt satisfaction agreement, dated April 29, 2011, among Format, Ryan Neely (Format’s former sole director and executive officer) and his wife, Michelle Neely. No shares were purchased as part of a publicly announced stock repurchase plan or program. Pursuant to the stock repurchase and debt satisfaction agreement, (1) Format repurchased 3,000,000 shares of its common stock from Ryan and Michelle Neely, and (2) Ryan and Michelle Neely terminated all of their right, title and interest in and to, and released Format from any and all obligations it had with respect to, the loans made by Ryan and Michelle Neely to Format from time to time (which, as of the closing of the transactions contemplated by the stock repurchase and debt satisfaction agreement, were in an aggregate principal amount of $114,156), in exchange for aggregate consideration of $360,000. In addition, Ryan and Michelle Neely released Format from any obligations Format had to them in respect of any other amounts (including any accrued compensation) that may have at any time been owing from Format prior to the closing of the reverse acquisition
(2)	For purposes of calculating the average price paid per share, consistent with the purchase price allocation set forth in the stock repurchase and debt satisfaction agreement, we allocated $114,156 of the $360,000 purchase price to the satisfaction of the debts and obligations owed by Format to Ryan and Michelle Neely and the remaining $245,844 to the repurchase of shares of our common stock from Ryan and Michelle Neely. This $245,844 amount allocated to the repurchase of our shares of common stock, divided by the 3,000,000 shares repurchased, results in an average price paid per share of $0.08.
(3)	Other than the stock repurchase and debt satisfaction agreement with Ryan and Michelle Neely described above, neither we nor Format had during this three-month period, and we do not currently have, any stock repurchase plans or programs.

Item 6.	Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger between Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc. (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K dated April 29, 2011). †

3.1	Articles of Incorporation of Power Solutions International, Inc. (f/k/a Format, Inc.), originally filed with the Secretary of State of the State of Nevada on March 21, 2011, including the Articles of Merger originally filed with the Secretary of State of the State of Nevada on April 29, 2011 and the Certificate of Designation of Series A Convertible Preferred Stock of Power Solutions International, Inc. originally filed with the Secretary of State of the State of Nevada on April 29, 2011 (incorporated by reference from Exhibit 3.3 to Amendment No. 1 to our Registration Statement on Form S-1 filed July 26, 2011).

3.2	Amended and Restated Bylaws of Power Solutions International, Inc. (f/k/a Format, Inc.) adopted April 29, 2011 (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.1	Stock Repurchase and Debt Satisfaction Agreement, dated as of April 29, 2011, between Format, Inc. and Ryan Neely and Michelle Neely (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.2	Termination Agreement, dated as of April 28, 2011, between The W Group, Inc. and Thomas Somodi, including the Purchase and Sale Agreement, dated as of April 28, 2011, between Gary Winemaster and Thomas Somodi referenced therein (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.3	Employment Agreement, dated as of April 29, 2011, between Power Solutions International, Inc. and Thomas Somodi (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.4	Purchase Agreement, dated April 29, 2011, among Format, Inc. and the investors in the private placement (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.5(a)	Voting Agreement, dated April 29, 2011, between Power Solutions International, Inc. and Gary Winemaster (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.5(b)	Voting Agreement, dated April 29, 2011, between Power Solutions International, Inc. and Kenneth Winemaster (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.5(c)	Voting Agreement, dated April 29, 2011, between Power Solutions International, Inc. and Thomas Somodi (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.5(d)	Voting Agreement, dated April 29, 2011, between Power Solutions International, Inc. and Kenneth Landini (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.6	Form of Warrant, dated April 29, 2011, issued by Power Solutions International, Inc. to the investors in the private placement (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.7	Warrant, dated April 29, 2011, issued by Power Solutions International, Inc. to Roth Capital Partners, LLC (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.8	Form of Lock-Up Agreement entered into by each of Gary Winemaster, Kenneth Winemaster, Thomas Somodi and Kenneth Landini (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.9	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc., the investors in the private placement and Roth Capital Partners, LLC (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.10	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc. and Gary Winemaster, Kenneth Winemaster and Thomas Somodi (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011).

10.11	Loan and Security Agreement, dated as of April 29, 2011, by and among Harris N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011). ††

10.12	Industrial Lease Agreement, dated as of June 30, 2011, by and between Power Great Lakes, Inc. and Centerpoint Properties Trust.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: August 15, 2011	By:	/s/ Thomas J. Somodi
Thomas J. Somodi
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)