Form 10-Q/A
period 2011-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2011-09-13
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 000-52213

Power Solutions International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0963637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

655 Wheat Lane
Wood Dale, IL	60191
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 350-9400

Format, Inc.

3553 Camino Mira Costa, Suite E, San Clemente, California 92672

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of August 12, 2011, there were 10,770,083 outstanding shares of Common Stock, par value $0.001 per share, of the registrant.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Power Solutions International, Inc. (the “Company”) for the period ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011, is solely to furnish the interactive data files on Exhibit 101 to the Form 10-Q within the 30 day grace period provided in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the unaudited condensed consolidated financial statements and the related notes to the unaudited condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL).

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and are not otherwise subject to liability under such sections.

No other changes have been made to the Form 10-Q, apart from revisions to Item 6 made to (A) provide updated references to the most recent versions of exhibits that have been filed with the SEC and (B) clarify the filing dates of the reports where exhibits that are incorporated by reference to the Company’s Current Report on Form 8-K dated April 29, 2011 are located. This Amendment No. 1 on Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and (except as described above) does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger between Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc. (incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K dated April 29, 2011, filed with the Commission May 5, 2011). †

3.1	Articles of Incorporation of Power Solutions International, Inc. (f/k/a Format, Inc.), originally filed with the Secretary of State of the State of Nevada on March 21, 2011, including the Articles of Merger originally filed with the Secretary of State of the State of Nevada on April 29, 2011 and the Certificate of Designation of Series A Convertible Preferred Stock of Power Solutions International, Inc. originally filed with the Secretary of State of the State of Nevada on April 29, 2011 (incorporated by reference from Exhibit 3.3 to Amendment No. 2 to our Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

3.2	Amended and Restated Bylaws of Power Solutions International, Inc. (f/k/a Format, Inc.) adopted April 29, 2011 (incorporated by reference from Exhibit 3.2 to our Current Report on Form 8-K dated April 29, 2011, filed with the Commission May 5, 2011).

10.1	Stock Repurchase and Debt Satisfaction Agreement, dated as of April 29, 2011, between Format, Inc. and Ryan Neely and Michelle Neely (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K dated April 29, 2011, filed with the Commission May 5, 2011).

10.2	Termination Agreement, dated as of April 28, 2011, between The W Group, Inc. and Thomas Somodi, including the Purchase and Sale Agreement, dated as of April 28, 2011, between Gary Winemaster and Thomas Somodi referenced therein (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K dated April 29, 2011, filed with the Commission May 5, 2011).

10.3	Employment Agreement, dated as of April 29, 2011, between Power Solutions International, Inc. and Thomas Somodi (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K dated April 29, 2011, filed with the Commission May 5, 2011).

10.4	Purchase Agreement, dated April 29, 2011, among Format, Inc. and the investors in the private placement (incorporated by reference from Exhibit 10. 4 to Amendment No. 3 to our Current Report on Form 8-K dated April 29, 2011, filed with the Commission August 1, 2011).

10.5(a)	Voting Agreement, dated April 29, 2011, between Power Solutions International, Inc. and Gary Winemaster (incorporated by reference from Exhibit 10.5(a) to Amendment No. 3 to our Current Report on Form 8-K dated April 29, 2011, filed with the Commission August 1, 2011).

10.5(b)	Voting Agreement, dated April 29, 2011, between Power Solutions International, Inc. and Kenneth Winemaster (incorporated by reference from Exhibit 10.5(b) to Amendment No. 3 to our Current Report on Form 8-K dated April 29, 2011, filed with the Commission August 1, 2011).

10.5(c)	Voting Agreement, dated April 29, 2011, between Power Solutions International, Inc. and Thomas Somodi (incorporated by reference from Exhibit 10.5(c) to Amendment No. 3 to our Current Report on Form 8-K dated April 29, 2011, filed with the Commission August 1, 2011).

10.5(d)	Voting Agreement, dated April 29, 2011, between Power Solutions International, Inc. and Kenneth Landini (incorporated by reference from Exhibit 10.5(d) to Amendment No. 3 to our Current Report on Form 8-K dated April 29, 2011, filed with the Commission August 1, 2011).

10.6	Form of Warrant, dated April 29, 2011, issued by Power Solutions International, Inc. to the investors in the private placement (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011, filed with the Commission May 5, 2011).

10.7	Warrant, dated April 29, 2011, issued by Power Solutions International, Inc. to ROTH Capital Partners, LLC (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011, filed with the Commission May 5, 2011).

10.8	Form of Lock-Up Agreement entered into by each of Gary Winemaster, Kenneth Winemaster, Thomas Somodi and Kenneth Landini (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011, filed with the Commission May 5, 2011).

10.9	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc., the investors in the private placement and ROTH Capital Partners, LLC (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011, filed with the Commission May 5, 2011).

10.10	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc. and Gary Winemaster, Kenneth Winemaster and Thomas Somodi (incorporated by reference from our Current Report on Form 8-K dated April 29, 2011, filed with the Commission May 5, 2011).

10.11	Loan and Security Agreement, dated as of April 29, 2011, by and among Harris N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from Exhibit 10.11 to Amendment No. 3 to our Current Report on Form 8-K dated April 29, 2011, filed with the Commission August 1, 2011). ††

10.12	Industrial Lease Agreement, dated as of June 30, 2011, by and between Power Great Lakes, Inc. and Centerpoint Properties Trust (previously filed as Exhibit 10.12 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Commission August 15, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (previously filed as Exhibit 31.1 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Commission August 15, 2011).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (previously filed as Exhibit 31.2 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Commission August 15, 2011).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (previously filed as Exhibit 32.1 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Commission August 15, 2011).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (previously filed as Exhibit 32.2 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Commission August 15, 2011).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: September 13, 2011	By:	/s/ THOMAS J. SOMODI
Thomas J. Somodi
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)