Form 10-Q
period 2011-09-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2011-11-14
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

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

As of November 10, 2011, there were 9,064,536 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$—	$—
Accounts receivable, net	26,704	16,282
Inventories	32,575	32,168
Prepaid expenses and other current assets	1,124	1,028
Deferred income taxes	779	687

Total current assets	61,182	50,165

Property, plant and equipment, net	2,905	2,883
Other noncurrent assets	1,231	2,305

Total assets	$65,318	$55,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income taxes payable	188	619
Current maturities of long-term debt and capital lease obligations	22	2,226
Line of credit	17,180	21,633
Accounts payable	23,103	17,210
Accrued liabilities	3,195	2,211

Total current liabilities	43,688	43,899

LONG-TERM OBLIGATIONS
Other noncurrent liabilities	188	189
Deferred income taxes	197	233
Private placement warrants	2,198	—
Long-term debt and capital lease obligations, net of current maturities	48	5,676

Total liabilities	46,319	49,997

Commitments and contingencies	—	—

Stockholders’ equity:
Series A convertible preferred stock - $0.001 par value: Authorized 114,000 shares. Issued and outstanding: none and 95,961 shares at September 30, 2011 and December 31, 2010, respectively.	—	—
Common stock - $0.001 par value. Authorized 50,000,000 shares. Issued and outstanding: 9,895,461 and 312,500 shares at September 30, 2011 and December 31, 2010, respectively.	10	—
Common stock warrant	—	—
Additional paid-in-capital	10,164	7
Retained earnings	8,825	5,349

Total stockholders’ equity	18,999	5,356

Total liabilities and stockholders’ equity	$65,318	$55,353

The accompany notes are an integral part of these Condensed Consolidated Financial Statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Net sales	$42,798	$27,249	$109,480	$70,648
Cost of sales	36,236	23,145	90,454	59,404

Gross profit	6,562	4,104	19,026	11,244

Operating expenses:
Research & development and engineering	1,260	1,020	3,268	2,760
Selling and service	1,608	1,226	4,775	3,684
General and administrative	1,351	756	3,777	2,196

	4,219	3,002	11,820	8,640

Operating income	2,343	1,102	7,206	2,604
Other (income) expense:
Interest expense	195	625	1,125	1,623
Loss on debt extinguishment	—	—	485	—
Other (income) expense, net	(591)	—	67	—

	(396)	625	1,677	1,623

Income before income taxes	2,739	477	5,529	981
Income tax provision	838	88	2,053	183

Net income	$1,901	$389	$3,476	$798

Undistributed earnings	$1,901	$389	$3,476	$798

Undistributed earnings allocable to Series A convertible preferred shares	$1,115	$374	$2,881	$768

Undistributed earnings allocable to common shares	$786	$15	$595	$30

Weighted-average common shares outstanding:
Basic	4,072,968	312,500	1,571,549	312,500
Diluted	4,072,968	312,500	1,571,549	312,500

Undistributed earnings per share - Basic
Common shares	$0.19	$0.05	$0.38	$0.10

Undistributed earnings per share - Diluted
Common shares	$0.19	$0.05	$0.38	$0.10

See Note 4, Earnings Per Share, for an explanation of the undistributed earnings per share allocated to preferred and common shares.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash flows from operating activities:
Net income	$3,476	$798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	604	686
Deferred income taxes	(128)	59
Increase (decrease) in accounts receivable allowances	(43)	71
Decrease in valuation of private placement warrants	(690)	—
Loss on debt extinguishment	485	—
(Increase) decrease in operating assets:
Accounts receivable	(10,379)	13,464
Inventories	(407)	(1,398)
Prepaid and other current assets	(243)	(456)
Other noncurrent assets	403	333
Increase (decrease) in operating liabilities:
Accounts payable	4,376	(7,825)
Accrued liabilities	415	(96)
Income taxes payable	(431)	(1,073)

Net cash (used in) provided by operating activities	(2,562)	4,563

Cash flows from investing activities:
Purchase of property, plant, equipment and other assets	(699)	(376)
Increase in cash surrender value of life insurance	(12)	—

Net cash used in investing activities	(711)	(376)

Cash flows from financing activities:
Increase in cash overdraft	1,661	189
Initial proceeds from borrowings under current line of credit	18,338	—
Net decrease in current line of credit	(1,158)	—
Repayment of prior line of credit	(21,633)	(2,645)
Proceeds from long-term debt	43	52
Proceeds from issuance of preferred stock with warrants	18,000	—
Payments on long-term debt and capital lease obligations	(7,875)	(1,664)
Cash paid for transaction and financing fees	(4,103)	(119)

Net cash provided by (used in) financing activities	3,273	(4,187)

Net change in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$993	$1,376
Cash paid for income taxes	2,630	1,196

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

POWER SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except per share amounts)

1.	Basis of Presentation

Description of the Company

Power Solutions International, Inc., a Delaware corporation, is the successor in the Migratory Merger (as defined below) to Power Solutions International, Inc., a Nevada corporation (“Power Solutions International” and “PSI” refers to Power Solutions International, Inc., a Nevada corporation, prior to the consummation of the Migratory Merger, and Power Solutions International, Inc., a Delaware corporation, following the consummation of the Migratory Merger). Power Solutions International, Inc., a Nevada corporation, was formerly known as Format, Inc. (“Format”), and prior to the consummation of the Reverse Recapitalization (as defined below), was engaged, to a limited extent, in EDGARizing corporate documents for filing with the Securities and Exchange Commission (“SEC”) and in providing limited commercial printing services. On April 29, 2011, Format consummated a reverse acquisition transaction with The W Group, Inc. and its subsidiaries (“The W Group”), and The W Group remained as the surviving corporation of the reverse acquisition, becoming a wholly-owned subsidiary of Power Solutions International. Based upon the nominal operations and assets of Format immediately prior to the consummation of the reverse acquisition and the other transactions described in Note 3 to the condensed consolidated financial statements, Reverse Recapitalization of The W Group, Private Placement, Reverse Split and Migratory Merger, Format may be deemed to have been a “shell company” (as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Therefore, the reverse acquisition transaction has been accounted for as a reverse recapitalization and no goodwill or intangible assets have been recorded (“Reverse Recapitalization”). The W Group is the accounting acquiror in the Reverse Recapitalization because The W Group’s former stockholders received the greater portion of the voting rights in the combined entity and The W Group’s senior management represents all of the senior management of PSI. Therefore, it is The W Group’s historical financial position and results of operations that are presented in the condensed consolidated financial statements, with The W Group’s historical equity restated to reflect the originally issued and outstanding equity of Format, plus the equity issued by Power Solutions International, pursuant to the Reverse Recapitalization.

Upon the closing of the Reverse Recapitalization of The W Group, the Company succeeded to the business of The W Group, which is described below. In connection with the Reverse Recapitalization, effective April 29, 2011, Format changed its corporate name to Power Solutions International, Inc. Unless the context otherwise requires, the “Company” refers to The W Group prior to the closing of the Reverse Recapitalization on April 29, 2011, and Power Solutions International, as successor to the business of The W Group, following the closing of the Reverse Recapitalization.

On August 26, 2011, pursuant to the Migratory Merger, Power Solutions International, Inc., a Nevada corporation, merged into its newly-created, wholly-owned subsidiary Power Solutions International, Inc., a Delaware corporation, which effected its reincorporation into the State of Delaware from the State of Nevada and effected a reverse stock split of its common stock by converting each 32 shares of common stock of Power Solutions International, Inc., a Nevada corporation, into one share of common stock of Power Solutions International, Inc., a Delaware corporation, as the surviving entity in the Migratory Merger. See Note 3, Reverse Recapitalization of The W Group, Private Placement, Reverse Split and Migratory Merger, for a further description of the Migratory Merger and Reverse Split.

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and applicable rules of Regulation S-X and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company, The W Group and its wholly-owned subsidiaries for the periods presented, including retroactive restatement to reflect the 1 for 32 Reverse Split approved by the stockholders in their vote on the Migratory Merger and Reverse Split which were effective August 26, 2011 (and described below in Note 3 Reverse Recapitalization of The W Group, Private Placement, Reverse Split and Migratory Merger), as required in accordance with SEC Staff Accounting Bulletin (SAB) Topic 4C Equity Accounts — Change in Capital Structure, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 260, Earnings Per Share. Accordingly, the unaudited condensed consolidated balance sheets presented herein reflect a reduction in the aggregate dollar value of common shares issued and outstanding, with a corresponding increase reflected in additional paid-in capital of approximately $0.01 million, as detailed in Note 11, Stockholders’ Equity. Total authorized shares were unchanged by the Reverse Split. The subsequent consummation of the Migratory Merger and Reverse Split, effective on August 26, 2011, also triggered the automatic conversion of the shares of the Company’s preferred stock to Company common stock. In accordance with ASC 260, the conversion of the Company preferred stock is presented prospectively from August 26, 2011 in the Company’s unaudited results as of and for the three and nine month periods ended September 30, 2011, resulting in a $9.7 million increase in additional paid in capital and elimination of the Series A Convertible Preferred Stock in the Company’s consolidated balance sheet as of September 30, 2011, also detailed in Note 11, Stockholders’ Equity. Earnings per share is calculated based upon the weighted average shares which reflect the conversion of the preferred shares to shares of the Company’s common stock effective August 26, 2011, as restated for the Reverse Split.

The interim consolidated results of operations are not necessarily indicative of the results for the full fiscal year. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s final prospectus, dated September 13, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on September 19, 2011, which includes the audited financial statements and other financial information of The W Group for the year ended December 31, 2010.

Business

The Company is a global producer and distributor of a broad range of high performance, certified low emission, power systems for original equipment manufacturers of off-highway industrial equipment (“industrial OEMs”). The Company’s customers include companies that are large, industry-leading and/or multinational organizations, and the Company is a sole source power system provider for most of its customers. The Company’s products and services are sold predominantly to customers throughout North America, as well as to customers located throughout Asia and Europe.

The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow the Company to provide to its customers power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine block integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company currently obtains the engines which are integrated into its power systems from third party suppliers. The Company is currently conducting research and development for the purpose of designing and developing one of its engines in-house. Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which the Company coordinates significant design efforts with third party suppliers, with the remainder consisting largely of parts that are sourced off the shelf from third party suppliers. Some of the key components (including all of the engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide to its customers a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and through its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel and non-certified power systems and aftermarket components.

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

2.	Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, an update to Topic 820 – Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. The Company will adopt this guidance effective January 1, 2012 as required. Based upon the nature of its financial assets and liabilities, the Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, an update to Topic 220 – Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that the Company present components of comprehensive income in either one continuous statement or two separate but consecutive statements and no longer permits the presentation of comprehensive income in the consolidated statement of stockholders’ equity. The Company will adopt this new guidance effective January 1, 2012, as required. Since this update does not change the items that must be reported in Other Comprehensive Income (“OCI”) (and does not change when items must be reclassified from OCI to net income), the Company does not expect the adoption to have a significant impact to its consolidated financial statements.

3.	Reverse Recapitalization of The W Group, Private Placement, Reverse Split and Migratory Merger

On April 29, 2011, Power Solutions International, Inc. (formerly known as Format, Inc.) completed a reverse acquisition transaction in which PSI Merger Sub, Inc., a Delaware corporation that was newly-created as a wholly-owned subsidiary of Power Solutions International, Inc., merged with and into The W Group, Inc. The W Group remained as the surviving corporation of the reverse acquisition transaction and became a wholly-owned subsidiary of Power Solutions International, Inc. Pursuant to an agreement and plan of merger, all of the outstanding shares of common stock of The W Group held by the three stockholders of The W Group at the closing of the reverse acquisition transaction converted into, and Power Solutions International, Inc. issued to the three stockholders of The W Group, an aggregate 10,000,000 shares of common stock (share amount prior to the Reverse Split defined below) and 95,960.90289 shares of Series A Convertible Preferred Stock (share amount prior to the Reverse Split defined below). In accordance with ASC 805, Business Combinations, The W Group was considered the accounting acquiror in the reverse acquisition.

The W Group was considered the acquiror for accounting purposes, and has accounted for the transaction as a reverse recapitalization, because (1) The W Group’s former stockholders received the greater portion of the voting rights in the combined entity, (2) The W Group’s senior management represented all of the senior management of the combined entity and (3) immediately prior to the transaction, Format, Inc., was a company with nominal operations and assets. Consequently, the assets and liabilities and the historical operations that are reflected in Power Solutions International, Inc.’s consolidated financial statements are those of The W Group and have been recorded at the historical cost basis of The W Group, with a recapitalization adjustment to report the issued equity of PSI. However, PSI has accounted for the reverse acquisition as a reverse recapitalization of The W Group, and no goodwill or other intangible assets have been recorded because immediately prior to, and at the time of the reverse acquisition, Format Inc., the accounting acquiree, was a company with nominal assets and nominal operations, engaged to a limited extent in EDGARizing corporate documents for filing with the SEC and limited commercial printing services.

The results of operations of Format, Inc. have not been included in the consolidated statement of operations from the date of the Reverse Recapitalization, April 29, 2011, because Format had nominal operations and assets, which consisted mostly of cash immediately prior to consummation of the Reverse Recapitalization transaction. In accordance with the accounting for an entity with nominal operations and assets under a reverse recapitalization transaction, the net income and equity of Format, immediately prior to the Reverse Recapitalization have been reclassified to preferred equity. The related party obligations owed by Format immediately prior to the Reverse Recapitalization were settled through the terms of a repurchase agreement while the remaining obligations were settled with the available cash on Format Inc.’s balance sheet. Immediately prior to the reverse acquisition transaction, Format had assets with a net book value of five-thousand dollars which were written off in connection with the transaction.

Concurrent with the closing of the Reverse Recapitalization, Power Solutions International, Inc. and The W Group entered into a purchase agreement (“Private Placement”) whereby Power Solutions International, Inc. completed the sale of an aggregate of 18,000 shares of PSI preferred stock together with warrants (“Private Placement Warrants”) representing the right to purchase an aggregate of 24,000,007 shares of PSI common stock (share amount prior to the Reverse Split defined below), subject to certain limitations on exercise. The shares of PSI preferred stock issued in the Private Placement were initially convertible into an aggregate of 48,000,007 shares of PSI common stock (share amount prior to the Reverse Split defined below), subject to certain limitations. In consideration, Power Solutions International, Inc. and The W Group received proceeds of $18.0 million before transaction fees, costs and expenses of approximately $5.1 million in connection with the Reverse Recapitalization and Private Placement.

In connection with the Private Placement, the Company also issued to Roth Capital Partners, LLC (“Roth”) a warrant (“Roth Warrant”) to purchase initially 3,360,000 shares of PSI common stock (share amount prior to the Reverse Split defined below), subject to certain limitations on exercise set forth in the Roth Warrant.

In connection with, and prior to the consummation of, the Reverse Recapitalization, the board of directors of Format approved a 1-for-32 reverse stock split of issued and outstanding shares of the Company’s common stock (“Reverse Split”), immediately following the effectiveness of which every 32 issued and outstanding shares of the Company’s common stock would automatically convert into one share of Company common stock. Any stockholder of the Company that would otherwise be entitled to a fraction of a share of the Company’s common stock (after aggregating all fractional shares of the Company’s common stock to be received by such holder) as a result of the Reverse Split, would receive an additional share of the Company’s common stock (i.e., the aggregate number of shares of the Company’s common stock of a stockholder resulting from the Reverse Split would be rounded up to the nearest whole number).

Further, in connection with the Reverse Recapitalization and the Private Placement, the board of directors of Format approved the migratory merger (“Migratory Merger”) of the Company with and into a Delaware corporation that was newly-created as a wholly owned subsidiary of the Company, which Migratory Merger would be effected for the purpose of changing the Company’s jurisdiction of incorporation from Nevada to Delaware. The parties agreed that the Reverse Split would be effected through the consummation of the Migratory Merger, whereby each 32 shares of the Company’s common stock would be converted into one share of common stock of the surviving entity in the Migratory Merger. The consummation of the Migratory Merger would constitute the Reverse Split for all purposes, as contemplated by the transaction documents entered into in connection with the consummation of the Reverse Recapitalization and the Private Placement. The consummation by the Company of the Migratory Merger, including the Reverse Split to be effected thereby, was subject to the approval of the Company’s stockholders.

The Migratory Merger and Reverse Split were approved by the stockholders at a special meeting of the Company’s stockholders held on August 25, 2011, and the Migratory Merger and the Reverse Split were effective on August 26, 2011. The Reverse Split did not affect the number of authorized shares of common stock of the Company or the par value per share of the Company’s common stock. Immediately following the effectiveness of the Reverse Split, each issued and outstanding share of Company preferred stock automatically converted into a number of shares of Company common stock equal to one-thousand dollars divided by the conversion price then in effect.

The impact of the above transactions and subsequent exercise on September 1, 2011 of the Roth Warrant on the Company’s issued capital is further described in Note 11, Stockholders’ Equity.

4.	Earnings Per Share

The Company computes earnings per share by applying the guidance stated in ASC 260, Earnings per Share, to determine the net income (loss) available per share of its common stock. Earnings per share (“EPS”) is calculated using the two-class method before taking into account the conversion of the shares of the Company’s preferred stock to Company common stock (as described above under Note 3, Reverse Recapitalization of The W Group, Private Placement, Reverse Split and Migratory Merger), because the convertible preferred shares participated in any undistributed earnings with the common stockholders, specifically, on a one-to-one, as-if converted basis (without giving effect to the limitations on conversion of the preferred stock). Thus, under the two-class method, earnings allocated to preferred shares are based upon the proportion of the “as-if converted” preferred shares to the combined total of common shares, plus the “as-if converted” shares. Basic and diluted EPS under the two-class method is then calculated by dividing these earnings allocated to common shares by the weighted average of the actual common shares outstanding during the reporting period after giving effect to the adjustment for the Reverse Split.

Though the Company did not pay dividends prior to the Reverse Split, because the preferred stock granted the right to participate in undistributed earnings with Company common stock, it was considered a participating security, and the Company has applied the two-class method to calculate per share amounts for distributed and undistributed earnings required under ASC 260-10-45, until all of the shares of preferred stock converted into shares of Company common stock. Upon the effectiveness of the Reverse Split on August 26, 2011, all shares of the Company’s preferred stock automatically converted into shares of the Company’s common stock.

Diluted earnings per share, under both the two-class method and the treasury stock method, is calculated by evaluating the dilutive effect of potential shares of the Company’s common stock issuable through the exercise of the Private Placement Warrants and the Roth Warrant. The PSI preferred stock was subject to full-ratchet anti-dilution whereby, upon the issuance (or deemed issuance) of shares of PSI common stock at a price below the then-current conversion price of the PSI preferred stock, subject to specified exceptions, the conversion price of the PSI preferred stock would have been reduced to the effective price of PSI common stock so issued (or deemed to be issued). Contingently issuable shares per terms of the full ratchet anti-dilution protection granted to the Company’s preferred shares, were not evaluated for their dilutive effect, as the conditions for their issuance were not met as of September 30, 2011, and thus, were not included in diluted earnings per share.

The purchase agreement for the Private Placement contains the following provision, which may be deemed to be a form of anti-dilution protection: if prior to the earlier of (a) the second anniversary of the date on which the registration statement for the shares of Company common stock underlying the preferred stock and the Private Placement Warrants become effective and (b) 180 days after the closing of a firm commitment public underwritten offering of equity securities resulting in gross proceeds of not less than $15.0 million, the Company issues equity securities in a public or private offering (or series of related offerings) resulting in gross proceeds of at least $5.0 million at or below an effective price per share of $12.00 as adjusted for the Reverse Split (“Reset Price”), subject to further adjustment, the Company will have to issue to each investor in the Private Placement (1) additional shares of Company common stock so that after giving effect to such issuance, the effective price per share of its common stock acquired by such investors in the Private Placement will be equal to the Reset Price and (2) additional Private Placement warrants covering a number of shares of Company common stock equal to 50% of the shares of its common stock issued pursuant to clause (1) above. These provisions are not triggered based on the market price of Company common stock, but rather on the issuance by the Company of additional equity securities below an effective price per share of $12.00 as adjusted for the Reverse Split. The contingent issuance of additional common shares as a result of the anti-dilution provisions discussed above represents a market-based contingency that does not become a reality until the Company issues securities in the manner described above.

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the proceeds of warrant exercises, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. The Private Placement Warrants and the Roth Warrant (until exercised) have been evaluated for their potentially dilutive effect using the treasury stock method. The number of treasury shares that could be purchased with the proceeds from exercise of these warrants is excluded from diluted EPS.

Computation of Undistributed Earnings and Allocation of Undistributed Earnings to Participating Securities

The undistributed earnings were allocable to the participating securities (i.e., common shares and the convertible preferred shares) on a pro rata basis under the two-class method until August 26, 2011, the effective date of the Migratory Merger, through which the Reverse Split was consummated (including the automatic conversion of preferred stock effected thereby). Through August 26, 2011, the allocation of undistributed earnings to each class of participating stock was based upon the proportionate ratio of average outstanding shares in each class of stock to the total average shares outstanding as adjusted for the Reverse Split, on an as-if converted basis. Upon the effectiveness of the Migratory Merger, each of the preferred shares was automatically converted into a number of shares of common stock of the surviving entity in the Migratory Merger, equal to one-thousand dollars divided by $12.00 per share, the conversion price for the preferred stock, as adjusted for the Reverse Split, and thereafter, no PSI preferred shares existed. Accordingly, all undistributed earnings were allocated to shares of common stock after conversion of the shares of preferred stock to shares of common stock on August 26, 2011.

Anti-dilutive Potential Common Shares Excluded from the Diluted Earnings Per Share Computation

The Company’s anti-dilutive potential common shares include 750,002 shares of common stock issuable upon exercise of the Private Placement Warrants, with an exercise price of $13.00 per share adjusted for the Reverse Split, and 105,000 shares of common stock issuable upon exercise of the Roth Warrant, with an exercise price of $13.20 per share. The Roth Warrant was cashlessly exercised in full on September 1, 2011, for an aggregate of 62,116 shares of common stock based upon the value of the Company’s common stock as determined in the Common Stock Warrant agreement. Based upon an average estimated fair value of $8.92 and $9.69 per share of PSI common stock for the quarter and year-to-date periods ended September 30, 2011, respectively, all of the potentially issuable shares of common stock were excluded from the diluted EPS calculation.

Because there was not an active market for the Company’s common stock during the quarter and year-to-date periods ended September 30, 2011, the Company estimated the average fair value of $8.92 and $9.69 per common share using the same estimated fair value of its common stock as the Company used to the allocate the gross proceeds received from the private placement of its Series A Convertible Preferred Stock and its Private Placement Warrants on April 29, 2011, and to subsequently estimate the fair value of its common stock as of June 30, 2011, and September 30, 2011 in order to re-value its Private Placement Warrants liability, as described in Note 11, Stockholders’ Equity and Note 7, Fair Value of Financial Instruments, respectively.

5.	Inventories

Inventory consists primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in, as determined by specific serial number identification or market value. Parts are valued at the lower of cost (first-in, first-out) plus freight-in, or market value. When necessary, the Company writes down the valuation of its inventory in an amount equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions.

The components of inventory were as follows at September 30, 2011, and December 31, 2010:

	September 30, 2011	December 31, 2010

Raw material	$28,382	$26,156
Finished	4,193	6,012

Total	$32,575	$32,168

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	September 30, 2011	December 31, 2010

Deferred transaction expenses	$—	$870
Loan origination fees, net	190	338
Other	1,041	1,097

Total	$1,231	$2,305

Deferred transaction expenses at December 31, 2010 primarily consisted of professional and consulting fees incurred in connection with the Reverse Recapitalization and the Private Placement completed on April 29, 2011, as described in Note 3.

Loan origination fees included in other noncurrent assets as of September 30, 2011, and December 31, 2010, represent the noncurrent portion of unamortized loan fees associated with the Harris Agreement and the Prior Credit Agreement (each as defined and described under Note 8), respectively. The total unamortized loan origination fees were $309,000 and $558,000 as of September 30, 2011 and December 31, 2010, respectively, the current portion of which is classified in “Prepaid and other” on the balance sheet. As described in Note 8 and Note 9, the Company repaid its debt obligations under the Prior Credit Agreement effective April 29, 2011. Accordingly, the Company recognized a loss on debt extinguishment of $485,000 during the quarter ended June 30, 2011, related to the remaining unamortized loan fees associated with the Prior Credit Agreement. Amortization expense related to loan origination fees and classified as interest expense was $123,000 and $214,000 for the nine months ended September 30, 2011 and 2010, respectively.

The remaining balance of other noncurrent assets of $1.0 million and $1.1 million as of September 30, 2011 and December 31, 2010, respectively, primarily includes deferred emission certification costs, deposits, and other assets.

7.	Fair Value of Financial Instruments

The Company’s financial instruments, carried at cost, include accounts receivable, accounts payable, a line of credit, notes payable, and capital lease obligations. The carrying amounts of accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying value of the line of credit, notes payable and capital lease obligations approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities and the Company’s credit rating has not changed significantly since the origination of the financial instrument.

As of September 30, 2011, the Company measures its fair value instruments under ASC Topic 825, Financial Instruments, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private Placement Warrants Liability

As of September 30, 2011, the Company’s sole financial instruments measured at fair value are the Company’s warrants issued in the Private Placement, discussed further in Note 11. The liability for these warrants is valued based on unobservable inputs and thus is considered a Level 3 financial instrument. The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The value of the warrants was originally determined based upon an exercise price of $13.00 per share (adjusted for the Reverse Split), the purchase price for (i.e., the value of) the Company’s preferred stock and related warrants of $18.0 million in aggregate, and an assessment of the risk-free interest rate of 2.1% using 5-year Treasury Bond yields, an anticipated volatility factor of 50.0% from peer group companies, and a zero dividend yield, all incorporated into the valuation using the Black-Scholes option pricing model. Some level 3 inputs were used to estimate the fair value of these warrants due to the limited trading activity of the Company’s common stock and no trading market for the warrants, and a lack of comparable market quotes for similar entities. As of September 30, 2011, the Company’s approach to the valuation has remained consistent, but the inputs were adjusted to current market conditions, which reflect an estimated fair value of $7.76 per share for the Company’s common stock, a volatility factor of 62.5%, and a 5-year Treasury Bond yield of 0.96% for the risk-free interest rate during the remaining term of the warrants.

The following table summarizes fair value measurements by level as of September 30, 2011, for the Company’s financial instrument measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	$—	$—	$2,198

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument for the nine months ended September 30, 2011:

Level 3 Liability – Private placement warrants liability	Nine months ended September 30, 2011
Balance at December 31, 2010	$—
Private placement warrants issued	2,888
Change in the value of private placement warrants liability	(690)

Balance at September 30, 2011	$2,198

As of December 31, 2010, the Company did not identify any assets or liabilities required to be presented on the balance sheet at fair value in accordance with ASC 825.

8.	Line of Credit

The Company has a revolving credit facility with Harris, N.A. The existing and historical financing arrangements require that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company does not maintain cash or cash equivalents on its balance sheet, but instead funds its operations through borrowings under its revolving line of credit.

On April 29, 2011, in connection with the closing of the Reverse Recapitalization, The W Group and Power Solutions International, Inc. entered into a loan and security agreement with Harris, N.A. (“Harris Agreement”), which replaced the existing loan and security agreement that The W Group had with its senior lender (“Prior Credit Agreement”) prior to the closing of the Reverse Recapitalization. Pursuant to the Harris Agreement, among other things, the maximum loan amount was reduced from the maximum loan amount under The W Group’s Prior Credit Agreement to reflect The W Group’s repayment in full of its two previously outstanding term loans under the Prior Credit Agreement, and the financial covenants under the Prior Credit Agreement were replaced with a new fixed charge coverage ratio covenant. The Harris Agreement provides for borrowings up to $35.0 million under a Revolving Line of Credit (“Line of Credit”) which is scheduled to mature on April 29, 2014. The Harris Agreement is collateralized by substantially all of the Company’s assets. The Company is required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio and a limitation on annual capital expenditures. The Harris Agreement also contains customary covenants and restrictions, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Harris Agreement requires cash accounts to be held with Harris N.A. The cash deposits are swept by Harris N.A. daily and applied against the outstanding Line of Credit. The unused and available line of credit balance was $17.8 million at September 30, 2011.

Under the Harris Agreement (in contrast to the Prior Credit Agreement): (a) the Company is a party to the Harris Agreement and pledged all of its shares of The W Group to Harris N.A. as collateral for the Line of Credit; (b) there are no term loans; (c) the Line of Credit bears interest at Harris’ prime rate (3.25% at September 30, 2011) plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the Line of Credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) the limitation on annual capital expenditures was increased from the limitation under The W Group’s Prior Credit Agreement; (e) a maximum quarterly senior debt leverage ratio, which was included in the Prior Credit Agreement, was eliminated; and (f) a fixed charge coverage ratio similar to the fixed charge coverage ratio in the Prior Credit Agreement was included, except that this fixed charge coverage ratio under the Harris Agreement excludes historical debt service on the Term Loans (as discussed below in Note 9) and certain other one-time expenses. As of September 30, 2011, $10.0 million of the outstanding balance was designated to bear interest at LIBOR as defined in the Harris Agreement, which approximates 2.77% including the applicable margin. The remaining $7.2 million of the outstanding balance as of September 30, 2011 bears interest at the prime rate, which equates to 3.75% with the applicable margin included. The Company was in compliance with the financial covenants under its current credit facility as of its most recent required compliance reporting period.

The Prior Credit Agreement provided borrowings up to $29.0 million, bearing interest at the bank’s prime rate (3.25% at December 31, 2010), plus an applicable margin ranging from 2.25% to 2.50%. At December 31, 2010, the Company had designated the entire outstanding balance of $21.6 million to bear interest at LIBOR as allowed under the Prior Credit Agreement. The unused line balance was $7.4 million at December 31, 2010, and the interest rate on the line of credit was 5.50%.

The line of credit under the Prior Credit Agreement was scheduled to mature on July 15, 2013, and was cross-defaulted with the Term Loans discussed and defined below under Note 9 and collateralized by substantially all business assets. As discussed above, the revolving line of credit under the Prior Credit Agreement was repaid in full on April 29, 2011 and replaced with the Line of Credit under the Harris Agreement.

9.	Long-Term Debt

Long-term debt consists of the following at September 30, 2011 and December 31, 2010, respectively. The December 31, 2010 balances are prior to the full repayment of Term Loan A and Term Loan B (each as defined below) on April 29, 2011, using a portion of the proceeds from the Private Placement of preferred stock and warrants:

	September 30, 2011	December 31, 2010
Term Loan A	$—	$5,638
Term Loan B	—	2,100
Notes payable	70	86
Capital lease obligations	—	78

	70	7,902
Less current maturities	22	2,226

Total	$48	$5,676

Prior to their repayment on April 29, 2011, as discussed in Note 8, the Prior Credit Agreement provided for two term loans of $8.7 million (“Term Loan A”) and $2.4 million (“Term Loan B” and together with Term Loan A, the “Term Loans”), which Term Loans were scheduled to mature on July 15, 2013 and had variable interest rates. Under the terms of the Prior Credit Agreement, the Company had the ability to elect whether outstanding amounts under the Term Loans accrued interest based on the prime rate plus a margin or LIBOR plus a margin. Prior to its repayment in full in connection with the closing of the Reverse Recapitalization, principal payments of Term Loan A were payable in quarterly installments ranging from $0.2 million to $0.6 million over the life of the loan. Term Loan A had an outstanding balance of $5.6 million as of December 31, 2010, with an effective interest rate of 7.5% as of December 31, 2010 and at the time it was repaid. Prior to its repayment in full in connection with the closing of the Reverse

Recapitalization, principal payments of Term Loan B were payable in quarterly installments of less than $0.1 million over the life of the loan plus a balloon payment at maturity. Term Loan B had an outstanding balance of $2.1 million as of December 31, 2010, with an effective interest rate of 5.5% as of December 31, 2010, and at the time it was repaid. In addition to scheduled quarterly payments, the Prior Credit Agreement required an annual repayment equal to 60% of excess cash flow as defined under the Prior Credit Agreement.

10.	Income Taxes

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

The Company’s ETR for the nine months ended September 30, 2011 was 37.1% compared with 18.7% for the comparable prior year period. The Company’s effective tax rate in 2011 is expected to be higher primarily due to the non-deductibility of certain transaction costs incurred in connection with the Reverse Recapitalization and Private Placement and offset by non-taxable estimated fair value adjustments to the Private Placement Warrants. In addition, the combined corporate state income and replacement tax rate for Illinois increased from 7.3% to 9.5% which will adversely impact the Company’s ETR. The Company also generates research tax credits as a result of its research & development activities which reduce the Company’s ETR. In 2011, these research tax credits are estimated to have less of an impact on the Company’s effective tax rate as compared to 2010 due to the increase in taxable income in 2011. In general, these credits are general business credits and may be carried forward up to 20 years to be offset against future taxable income.

11.	Stockholders’ Equity

The following table presents the changes in the Company’s stockholders’ equity in the nine months ended September 30, 2011, giving effect to the Reverse Recapitalization and related transactions, including the Reverse Split of the Company’s common stock, which is presented retroactively, and the conversion of the Company’s preferred stock to Company common stock, presented prospectively from the date of conversion, on the unaudited condensed consolidated balance sheet and statements of operations.

The aggregate value of the shares of common stock issued and outstanding were reduced by $0.01 million, with a corresponding increase to additional paid-in capital as of December 31, 2010 associated with the retroactive adjustment for the Reverse Split. The shares of Company common stock prior to the Reverse Split were 10,000,000 shares of common stock as of December 31, 2010, and upon the Reverse Split, such shares of Company common stock automatically converted into 312,500 shares of common stock. Shares held by the former stockholders of Format, Inc., the legal acquiror in the April 29, 2011, Reverse Recapitalization, were also retroactively adjusted from 770,083 common shares (without giving effect to the Reverse Split) to 24,092 common shares (giving effect to the Reverse Split). The shares issuable upon exercise by Roth of the Roth Warrant, were 3,360,000 prior to the Reverse Split and were adjusted to 105,000 shares of common stock (giving effect to the Reverse Split). The Roth Warrant was cashlessly exercised on September 1, 2011, for, and the Company issued to Roth, 62,116 shares of common stock on a net basis. On August 26, 2011, the effective date of the Migratory Merger and Reverse Split, 113,961 shares of the Company preferred stock, representing all then-issued and outstanding shares of preferred stock, were automatically converted into 9,496,753 shares of Company common stock. Upon the consummation of the Migratory Merger and Reverse Split, each share of the Company’s preferred stock automatically converted into a number of shares of common stock equal to one-thousand dollars divided by $12.00 per share, the conversion price for the preferred stock giving effect to the adjustment resulting from the Reverse Split. Accordingly, preferred equity was eliminated and additional paid-in capital was increased by $9.7 million, while the aggregate value of the shares of common stock issued and outstanding was increased by $0.01 million.

	Series A convertible preferred stock		Common stock		Common stock warrant		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Amount	Amount	Amount
Balance at December 31, 2010, as originally reported	95,961	$—	10,000,000	$10	—	$—	$(3)	$5,349	$5,356
1 for 32 Reverse Split	—	—	(9,687,500)	(10)	—	—	10	—	—

Balance at December 31, 2010 adjusted for Reverse Split	95,961	—	312,500	—	—	—	7	5,349	5,356

Net income	—	—	—	—	—	—	—	3,476	3,476
Reverse recapitalization	—	(389)	24,092	—	—	—	9	—	(380)
Private placement	18,000	10,148	—	—	105,000	399	—	—	10,547
Conversion of preferred stock	(113,961)	(9,759)	9,496,753	10	—	—	9,749	—	—
Exercise of common stock warrant			62,116	—	(105,000)	(399)	399		—

Balance at September 30, 2011	—	$—	9,895,461	$10	—	—	$10,164	$8,825	$18,999

Common Stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001. At September 30, 2011, 9,895,461 shares of common stock were issued and outstanding. Each holder of a share of common stock is entitled to one vote per share held on each matter to be considered by holders of the common stock. Holders of the Company’s common stock are entitled to receive ratably, such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. See Series A Convertible Preferred Stock below for a discussion of the automatic conversion of the Company’s shares of preferred stock into shares of common stock upon consummation of the Migratory Merger and Reverse Split.

Series A Convertible Preferred Stock

Series A Convertible preferred stock was convertible into shares of the Company’s common stock at any time at the election of its holder subject to limitations on conversion set forth in the certificate of designation and automatically converted into shares of the Company’s common stock on August 26, 2011, the effective date of the Migratory Merger and Reverse Split. The preferred stock conversion price was $12.00 per share giving effect to the Reverse Split and was subject to adjustment for non-cash dividends, distributions, stock splits or other subdivisions or reclassifications of Company common stock. Series A Convertible preferred stock was also subject to full-ratchet anti-dilution whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock, subject to specified exceptions, the conversion price of the Company’s preferred stock would have been reduced to the effective price of its common stock so issued (or deemed to be issued). The Company preferred stock did not have a stated maturity date and upon the occurrence of liquidation, dissolution or winding up of the Company each holder of preferred stock would have been entitled to be paid before any distribution or payment was made upon the Company’s common stock. The Company preferred stock could only have been converted to shares of its common stock and was not redeemable for cash upon the occurrence of any other events. The Company preferred stock was not within the scope of ASC 480, Distinguishing Liabilities from Equity, as the preferred stock was not a mandatorily redeemable financial instrument; it did not embody an obligation to repurchase the Company’s equity shares by transferring assets; and it did not embody an unconditional obligation to issue a variable number of the Company’s equity shares. Accordingly, the Company’s preferred stock did not meet the conditions in paragraph 2 of ASC 480-10-S99-3A (as interpreted in paragraph 3f) that would require temporary equity classification. Therefore, the preferred stock was classified as permanent equity on the Company’s balance sheet.

The allocation of the $18.0 million Private Placement proceeds to Company preferred stock and Private Placement Warrants is described below. The respective values of the preferred stock and warrants issued in the Private Placement were separately estimated and applied to these respective securities for purposes of applying the appropriate accounting guidance to each security. The value assigned to the shares of preferred stock was computed on an “as-if” converted basis and derived through an estimation of the fair value of the Company’s common stock as of April 29, 2011, the date upon which the Reverse Recapitalization and Private Placement occurred and represented the residual amount of the $18.0 million Private Placement proceeds after determining the value of the Private Placement Warrants as discussed further under Private Placement Warrants. The Company estimated the fair value of its common stock using the “Backsolve Method,” as described in the current working draft of the American Institute of Certified Public Accountants practice aid Valuation of Privately Held Company Equity Securities Issued as Compensation. The Backsolve Method, a

form of the market approach to valuation, derives the implied equity value for one type of equity security (e.g. common equity) from a contemporaneous transaction involving another type of equity security (e.g., preferred stock). In this case, the Company solved for the common equity value ($10.08 per share as adjusted for the Reverse Split) in an option pricing model such that the aggregate value of the securities issued in the Private Placement, considering both the Company’s preferred stock component and Private Placement Warrants component, equaled $18.0 million. That is, $10.08 per common share multiplied by 1,500,009 shares of the Company’s common stock issuable upon conversion of the shares of the Company’s preferred stock issued in the Private Placement (as adjusted for the Reverse Split, as-if converted basis) plus $3.85 per warrant multiplied by 750,002 shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants (as adjusted for the Reverse Split) equals $18.0 million. Accordingly, the value assigned to the Company preferred stock was $15.1 million of the $18.0 million gross proceeds received in the Private Placement. After reflecting the costs associated with the Reverse Recapitalization and allocation of the transaction costs associated with the Private Placement, as described below under Transaction Costs, the value of the Company’s preferred equity was $9.7 million immediately prior to its elimination upon the automatic conversion of the shares of preferred stock to shares of common stock on August 26, 2011, the effective date of the Migratory Merger and Reverse Split.

Immediately following the effectiveness of the Reverse Split, each issued and outstanding share of the Company’s preferred stock automatically converted into a number of shares of the Company’s common stock equal to one thousand dollars divided by $12.00 per share, the conversion price for the preferred stock giving effect to the adjustment resulting from the Reverse Split. At issuance, no portion of the proceeds of the Company preferred stock was assigned to the conversion feature as a separate derivative instrument under ASC 815-15-25-1 because the economic characteristics and risks of the conversion option were clearly and closely related to those characteristics of the Company’s preferred stock as further discussed below.

The accounting for the embedded conversion option of the Company’s preferred stock was determined by ASC 815-15-25-1, which required that an embedded derivative be separated from the host contract (i.e., the Company’s preferred stock in this case) and accounted for as a derivative instrument if all of the following criteria were met: (a) the economic characteristics and risks of the embedded derivative were not clearly and closely related to the economic characteristics and risks of the host contract; (b) the hybrid instrument (i.e., the Company preferred stock and its embedded conversion option) was not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur; and (c) a separate instrument with the same terms as the embedded derivative would, pursuant to ASC 815-10-15, be a derivative instrument subject to the requirements of ASC 815-15-25-1.

The host contract (i.e. the Company preferred stock), absent the conversion option, did not provide the holders with principal protection and it encompassed a residual interest in the Company. Therefore, the host contract was more analogous to equity. The conversion option enabled the holders to convert the preferred stock into shares of Company common stock, subject to certain adjustments and limitations on conversion. Since the host contract was an equity host and the conversion option was to convert the preferred stock into Company common stock and both possessed principally equity characteristics related to the same entity, the economic characteristics and risks of the conversion option were clearly and closely related to those of the Company preferred stock host contract. Therefore, the requirements in paragraph ASC 815-15-25-1(a) were not met. Accordingly, the embedded conversion option was not required to be separately classified and accounted for apart from the Company preferred stock.

Private Placement Warrants

For every share of Company common stock issuable upon conversion of preferred stock purchased in the Private Placement, each investor in the Private Placement also received a Private Placement Warrant to purchase one-half of a share of the Company’s common stock, at an exercise price of $13.00 per share as adjusted for the Reverse Split, subject to further adjustment for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock. These warrants represent the right to purchase a total of 750,002 shares of the Company’s common stock. The Private Placement Warrants are also subject to full ratchet anti-dilution protection similar to the anti-dilution provisions of Company preferred stock, whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock at a price below the then-current exercise price of the Private Placement Warrants, subject to specified exceptions, the exercise price of the Private Placement Warrants shall be reduced to the effective price of the Company’s common stock so issued (or deemed to be issued). The Private Placement Warrants will expire on April 29, 2016.

At any time beginning six months after the closing of the Private Placement at which the Company is required to register the shares issuable upon exercise of the Private Placement Warrants pursuant to the registration rights agreement entered into in connection with the Private Placement, but such shares may not be freely sold to the public, the Private Placement Warrants may be “cashlessly” exercised by their holders. The warrant holders may “cashlessly” exercise the Private Placement Warrants by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price of the Company’s common stock (such market price as defined in the purchase agreement for the Private Placement), equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Private Placement Warrants will occur without any cash being paid by the holders of the Private Placement Warrants. The Private Placement Warrants further include a requirement that, from and after the effective date of the Reverse Split, the Company will keep reserved out of the authorized and unissued shares of its common stock sufficient shares to provide for the exercise of the Private Placement Warrants.

Also, pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in one or a series of related offerings at an effective price per share of its common stock at or below an effective price per share of $12.00 as adjusted for the Reverse Split, subject to further adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock. See Series A Convertible Preferred Stock above for a detailed description of this provision.

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

The Private Placement Warrants issued with the 18,000 shares of the Company’s preferred stock had an estimated fair value of $2,888 at the closing of the Reverse Recapitalization transaction and the Private Placement on April 29, 2011, determined based upon an agreed-upon exercise price of the Private Placement Warrants; the agreed-upon purchase price for (value of) the Company’s preferred stock and Private Placement Warrants, in the aggregate as agreed upon with the investors in the Private Placement; and assessment of an appropriate risk-free interest rate of 2.1%, an anticipated volatility factor of 50.0%, and a zero percent dividend yield, all incorporated into a valuation using the Black-Scholes option pricing model. The Company determined that the five-year Treasury Bond yield was a reasonable assumption for a risk-free rate, and that an appropriate volatility rate would represent the upper end of the range of implied volatility of publicly traded call options of benchmark companies, which reflects the mid-range of their historical volatility. The Company’s past history of not paying dividends and management’s intentions to continue such a dividend policy resulted in a zero dividend yield assumption. The five-year term of the Private Placement Warrants, the stated warrant exercise price of $13.00 per share as adjusted for the Reverse Split, when the Private Placement Warrants became exercisable, and the Company’s common stock valuation of $10.08 per share as adjusted for the Reverse Split, when the Private Placement Warrants became exercisable, comprise the balance of the inputs into the Black-Scholes pricing model for the warrant valuation. As of September 30, 2011, the valuation approach for the Private Placement Warrants remained consistent, but the inputs were adjusted to current market conditions as of the reporting date, which reflect an estimated fair value of $7.76 per share for the Company’s common stock, using a volatility factor of 62.5%, and a 5-year Treasury Bond yield of 0.96% for the risk-free interest rate during the remaining term of the warrants.

Roth Warrant

The Company issued to Roth, the Roth Warrant to purchase shares of the Company’s common stock, as compensation for its role as placement agent in connection with the Private Placement. Prior to its exercise in full on September 1, 2011, as described below, the Roth Warrant represented the right to purchase an aggregate of 105,000 shares of the Company’s common stock, at an exercise price of $13.20 per share, subject to further adjustment for non-cash dividends, distributions, stock splits, or other reorganizations or reclassifications of the Company’s common stock. This warrant did not contain and was not subject to, price-based anti-dilution provisions. The Roth Warrant was subject to expire on April 29, 2016. At any time following the effectiveness of the Reverse Split, the warrant could have been “cashlessly” exercised by its holder by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price of Company common stock (such market price as defined in the Common Stock Warrant document), equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the warrant would occur without any cash being paid by the holder of the warrant to the Company. This warrant included a requirement that the Company reserve a sufficient number of shares of its common stock solely for the purpose of effecting the exercise of this warrant into shares of the Company’s common stock pursuant to the terms (and subject to the limitations) thereof.

The estimated fair value of the Roth Warrant of $0.4 million as of the consummation of the Private Placement on April 29, 2011 was determined using the same assumptions used to value the Private Placement Warrants described above, and by using the same inputs, but for its specific exercise price of $13.20 per share as adjusted for the Reverse Split. The Roth Warrant was classified as equity and was recorded as an adjustment between the Roth Warrant and the Company’s preferred stock equity. Unlike the Private Placement Warrants, the Roth Warrant did not contain, and was not otherwise subject to, any price-based anti-dilution provisions and could only be settled by the Company with a fixed number of shares of the Company’s common stock (subject to customary adjustments for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock). Under ASC 815-40-25, this lack of price-based anti-dilution provisions was the distinctive attribute as compared to the warrants issued in the Private Placement that required the Roth Warrant to be classified as equity on the Company’s consolidated balance sheet. The valuation of the Company’s preferred stock, common stock and warrants employed the Black-Scholes option pricing model and incorporated the purchase price of the Company’s preferred stock and related warrants issued to investors in the Private Placement, including the warrant issued to Roth, and the Company’s assessment relative to the interest rate, volatility factor, and other inputs utilized in the model. The warrant issued to Roth represented compensation for their services in their capacity as placement agent for the Private Placement, and its $0.4 million estimated fair value ($3.80 per share of common stock issuable upon exercise of this warrant as adjusted for the Reverse Split) was recorded as a reduction of capital from the preferred stock issuance.

In accordance with its terms, on September 1, 2011, Roth “cashlessly” exercised, in full, the Roth Warrant, receiving 62,116 shares of the Company’s common stock on a net basis (with 42,884 of the 105,000 warrant shares issuable upon exercise thereof withheld by the Company in lieu of payment by Roth to the Company of an amount in cash equal to the aggregated exercise price thereof, in accordance with the provisions of the Roth Warrant.

Transaction Costs

The transaction costs incurred in connection with the Reverse Recapitalization and the Private Placement consist of cash costs of approximately $5.1 million, and the issuance to Roth, as placement agent for the Private Placement, of the Roth Warrant (with an estimated fair value of approximately $0.4 million). The cash costs consist of fees to the placement agent in the Private Placement, legal and accounting fees, consulting fees, fees for the repurchase of shares of Format stock from the former sole director and executive officer of Format and termination of his interest in and obligations owed by Format to him, and other expenses associated with the Reverse Recapitalization and Private Placement transactions. The cash transaction costs were required to be allocated between equity (approximately $4.3 million) for the costs allocated to the Company’s preferred stock, plus subsequent registration costs of the Company’s common stock, and operating results (approximately $0.8 million) for the costs allocated to the Private Placement Warrants in accordance with ASC 825, Financial Instruments.

Costs for filing registration statements with the SEC covering the resale of shares of common stock issued upon conversion of shares of preferred stock and exercise of the Roth Warrant and issuable upon exercise of the Private Placement Warrants totaled approximately $0.6 million as of September 30, 2011, and have been recorded as a reduction of additional paid-in capital, as the Company was obligated to register all such shares of the Company’s common stock pursuant to the terms of the purchase agreement for the Private Placement.

Shares Reserved for Specific Purposes

As of September 30, 2011, 750,002 shares of Company common stock remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement. Contingently issuable shares, as described below, will be reserved when the conditions for their issuance have been met.

Contingently Issuable Securities

Pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in one or a series of related offerings at an effective price per share of its common stock at or below an effective price per share of $12.00 as adjusted for the Reverse Split, subject to further adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock. See Series A Convertible Preferred Stock above for a detailed description of this provision. The conditions under which such issuance may occur have not yet occurred as of September 30, 2011, nor are they reasonably certain to occur as of the date of issuance of the condensed consolidated financial statements presented herein.

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors in the Private Placement and Roth Capital Partners, LLC, pursuant to which it agreed to file a registration statement on Form S-1, with the SEC, covering the resale of “Registrable Securities” (as defined below) (which includes the shares of the Company’s common stock that were issuable upon conversion of shares of the Company’s preferred stock originally issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the warrants originally issued in the Private Placement and shares of the Company’s common stock that were issuable upon exercise of the Roth Warrant), on or before the date which is 30 days after the closing date of the Private Placement, and to use its commercially reasonable efforts to have such registration statement declared effective by the SEC as soon as practicable. The Company further agreed, within 30 days after it becomes eligible to use a registration statement on Form S-3 to register the Registrable Securities for resale, to file a registration statement on Form S-3 covering the Registrable Securities. Pursuant to the Private Placement Registration Rights Agreement, the holders of Registrable Securities are also entitled to certain piggyback registration rights. “Registrable Securities,” as contemplated by the Private Placement Registration Rights Agreement, means certain shares of the Company’s common stock, including those shares that were issuable upon conversion of shares of Company preferred stock issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the warrants issued with the Company preferred stock in the Private Placement and the shares of the Company’s common stock that were issuable upon exercise of the Roth Warrant; provided, that, any such shares shall cease to be a Registrable Security upon (A) sale pursuant to the registration statement or Rule 144 under the Securities Act, (B) such share becoming eligible for sale without restriction by the selling securityholder holding such security pursuant to Rule 144 under the Securities Act or (C) such share otherwise becoming eligible for sale without restriction pursuant to Section 4(1) of the Securities Act, provided that, any restrictive legend on any certificate or other instrument representing such shares has been removed or there has been delivered to the transfer agent for such shares irrevocable documentation (including any necessary legal opinion) to the effect that, upon submission by the applicable selling securityholder of the certificate or instrument representing such security, any such restrictive legend shall be removed.

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

In addition, at any time beginning six months after the closing of the Private Placement at which the Company was required to register the shares issuable upon exercise of the warrants issued in the Private Placement, but such shares may not be freely sold to the public, the warrants may be “cashlessly” exercised by the holders thereof. The warrantholders may “cashlessly” exercise the warrants by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price (such market price as defined in the purchase agreement for the Private Placement) of the Company’s common stock, equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Private Placement Warrants will occur without any cash being paid by the holders of the Private Placement Warrants to the Company. The Roth Warrant contained a similar cashless exercise feature, except that the Roth Warrant was not “cashlessly” exercisable by its holder prior to the effectiveness of the Reverse Split.

In connection with the consummation of the Reverse Recapitalization, the Company also entered into a registration rights agreement with the former stockholders of The W Group, pursuant to which it agreed to provide to such persons certain piggyback registration rights with respect to shares of the Company’s capital stock, including shares issuable upon exercise, conversion or exchange of securities, held by such persons at any time on or after the closing of the Reverse Recapitalization. The piggyback registration rights under this Registration Rights Agreement are subject to customary cutbacks and are junior to the piggyback registration rights granted to investors in the Private Placement and to Roth pursuant to the Registration Rights Agreement entered into in connection with the Private Placement.

The Company had a commitment to file a registration statement with the SEC as described above. If a registration statement was not filed with the SEC on or prior to the date which was 30 days after the closing date of the Private Placement, or if (1) a registration statement covering the Registrable Securities was not declared effective by the SEC prior to the earlier of (A) five business days after the SEC informed the Company that no review of such registration statement would be made or that the SEC had no further comments on such registration statement, or (B) the 120th day after the closing of the Private Placement, or (2) after a registration statement had been declared effective by the SEC, sales could not be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company would have been required to pay amounts representing liquidated damages to each of the investors. Specifically, in any such case the Company would have been required to pay each investor 1.5% of the aggregate amount invested by such investor for each 30-day period (or pro rata for any portion thereof) following the date by which such registration statement should have been filed with the SEC or been declared effective, or was unavailable, as applicable. Thus, liquidated damages to investors could have amounted to approximately $0.3 million every 30 days. The terms of the Registration Rights Agreement did not specify a maximum potential amount of liquidated damages and settlement alternatives were not provided. As the payment of liquidated damages did not appear probable at inception of the Private Placement, and remained so as of the date that any subsequent financial statements were issued, the Company did not record any contingent liability as an allocation of the gross proceeds from the Private Placement, nor subsequently, as an expense in accordance with ASC 450-20, Loss Contingencies. A registration statement covering the Registrable Securities was declared effective on August 26, 2011 by the SEC which resolved the contingency regarding the registration statement being declared effective.

12.	Commitments and Contingencies

The Registration Rights Agreement provided that the initial registration statement that the Company filed to cover Registrable Securities need not cover the shares of the Company’s common stock that were not issuable upon conversion of the Company’s preferred stock or exercise of the warrants issued in the Private Placement and to Roth Capital Partners prior to the Reverse Split if the Company was to determine (upon advice of counsel), or was to be advised by the SEC, that those shares may not be covered by that initial registration statement. Accordingly, the initial registration statement only covered the shares that were issuable upon conversion of the preferred stock prior to the Reverse Split (in other words, the shares that were issuable upon conversion of the preferred stock giving effect to the pre-Reverse Split limitation on conversion) and did not cover any of the shares issuable upon exercise of the warrants issued in the Private Placement or any of the shares that were issuable upon exercise of the warrants issued to Roth. Under the Registration Rights Agreement, upon the date which was two days after the Company’s stockholders approved the Migratory Merger and the Reverse Split, the Company was obligated to file a registration statement covering all of the remaining shares that were issuable upon conversion of the preferred stock and all of the shares issuable upon exercise of the warrants issued in the Private Placement and all of the shares that were issuable upon exercise of the warrants issued to Roth. The Registration Rights Agreement provided that if a registration statement covering those initial shares was not filed with the SEC on or prior to the date which was five business days after the date which was two business days after the Company’s stockholders approved the Migratory Merger and the Reverse Split or if (1) a registration statement covering those additional shares was not declared effective by the SEC prior to the earlier of (A) five business days after the SEC informed the Company that no review of such registration statement would be made or that the SEC had no further comments on such registration statement, or (B) the 120th day after the deadline for the Company’s filing of that registration statement, or (2) after such registration statement has been declared effective by the SEC, sales cannot be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company is required to pay amounts representing liquidated damages to each of the investors, on the same basis as the liquidated damages the Company could have been required to pay in connection with the initial registration statement. A registration statement covering the remaining Registrable Securities was declared effective on September 13, 2011 by the SEC, which resolved the contingency regarding the registration statement being declared effective.

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

13.	Subsequent Events

Stock Purchase Agreement with Management Stockholder

As described in further detail in the Company’s Current Report on Form 8-K dated October 31, 2011, the Company and Gary S. Winemaster, the Company’s Chief Executive Officer and President, and a member of the Board of Directors of the Company, entered into a Stock Purchase Agreement (“Stock Purchase Agreement”), pursuant to which, on October 31, 2011, the Company purchased from Mr. Winemaster 830,925 shares of Company common stock for $4.25 million, or $5.11 per share. These shares were cancelled and returned to the authorized but unissued shares of common stock of the Company.

On October 31, 2011, the Company borrowed an aggregate of $4.25 million through a draw on its $35.0 million revolving line of credit under the Harris Agreement to facilitate its purchase of the 830,925 shares of Company common stock from Mr. Winemaster. Upon consummation of the transaction contemplated by the Stock Purchase Agreement on October 31, 2011, the Company’s outstanding balance on its revolving line of credit increased $4.25 million and its equity decreased by $4.25 million. Immediately following the borrowing of the $4.25 million on October 31, 2011, the Company’s revolving line of credit increased to $23.5 million, and the Company had remaining availability thereunder of $11.5 million.

Immediately following the Company’s purchase and retirement of the 830,925 shares of its common stock, the number of outstanding shares of common stock was 9,064,536 on October 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes included in this report and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2010 contained in our final prospectus, dated September 13, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on September 19, 2011.

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

Upon the completion of the reverse recapitalization transaction (as discussed below under “Recent Developments — Reverse Recapitalization, Private Placement and Stock Repurchase”) Power Solutions International, Inc. (f/k/a Format, Inc.) succeeded to the business of The W Group, Inc. In connection with the reverse recapitalization transaction, effective April 29, 2011, we changed our corporate name to Power Solutions International, Inc. Upon completion of the reverse split of our common stock and migratory merger (as discussed below under” Recent Developments- Reverse Split and Migratory Merger”), Power Solutions International, Inc., a Nevada corporation, merged with and into its wholly owned subsidiary, Power Solutions International, Inc., a Delaware corporation and Power Solutions International, Inc., a Delaware corporation, continued as the surviving entity of the migratory merger. Unless the context otherwise requires, “we,” “our,” “us,” “our company” and similar expressions used in this Form 10-Q refer to The W Group and its consolidated subsidiaries, collectively, prior to the closing of the reverse recapitalization transaction on

April 29, 2011, Power Solutions International, Inc. (f/k/a Format, Inc.), as successor to the business of The W Group, and its consolidated subsidiaries, collectively, following the closing of the reverse recapitalization transaction, and Power Solutions International, Inc., a Delaware corporation, as the surviving corporation of the migratory merger, and its consolidated subsidiaries, collectively, following the effectiveness of the migratory merger and reverse split effected thereby on August 26, 2011.

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

Operating Expenses

Operating expenses include research & development and engineering (“R&D and engineering”), selling and service, and general and administrative expenses. R&D and engineering expenses include both internal personnel costs and expenses associated with outsourced third party R&D and engineering relationships. R&D and engineering activities are staff intensive; thus costs incurred primarily consist of compensation and benefits for professional engineers and amounts paid to third parties under contractual engineering agreements. Engineering consists of a Product and Application Research and Development Engineering Group and a Customer Support Engineering Group. The primary focus of the Product and Application Research and Development Engineering Group is on current and future product design, prototyping, testing and application development activities. The Customer Support Engineering Group provides dedicated engineering and technical attention to customer production support, including a direct communication link with our internal operations.

Selling and service expenses represent the costs of our OEM sales team, an aftermarket sales group and a customer support group for field service and warranty support of our products. We utilize a direct sales and marketing approach to maintain maximum customer interface and service support. Compensation and benefits, together with expenses associated with travel, account for the majority of the costs in this category.

General and administrative expenses principally represent costs of our corporate office and personnel that provide management, accounting, finance, human resources, information systems and related costs which support the organization. In addition to compensation and benefits, costs include professional services, insurance, banking fees and other general administrative support costs.

Recent Developments

Reverse Recapitalization, Private Placement and Stock Repurchase

On April 29, 2011, Format, Inc. (n/k/a Power Solutions International, Inc.) completed a reverse recapitalization transaction, in which PSI Merger Sub, Inc., a Delaware corporation that was newly-created as a wholly-owned subsidiary of Format, merged with and into The W Group, Inc. (“The W Group”) and The W Group remained as the surviving corporation of the merger. In that transaction, The W Group became a wholly-owned subsidiary of Power Solutions International, Inc. The reverse recapitalization transaction was consummated under Delaware corporate law pursuant to an agreement and plan of merger, dated as of April 29, 2011. Pursuant to this merger agreement, all of the outstanding shares of common stock of The W Group held by the three stockholders of The W Group at the closing of the reverse recapitalization converted into shares of our common stock and shares of preferred stock. The transaction was accounted for as a reverse recapitalization because (1) The W Group’s former stockholders received the greater portion of the voting rights in the combined entity, (2) the management of The W Group immediately prior to the reverse recapitalization represented all of the management of Power Solutions International, Inc. immediately following the reverse recapitalization (i.e., the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer and the Senior Vice President of Power Solutions International, Inc. are the same individuals who then held those titles with The W Group, Inc.) and (3) immediately prior to the consummation of the reverse recapitalization, Format, Inc. had nominal assets and operations.

Concurrently with the closing of the reverse recapitalization, on April 29, 2011, we completed a private placement of shares of our Series A Convertible Preferred Stock, together with warrants to purchase shares of our common stock, to 29 accredited investors, receiving total gross proceeds of $18,000,000. Each share of preferred stock was convertible into a number of shares of our common stock equal to $1,000 divided by the conversion price then in effect, subject to limitations on conversion set forth in the certificate of designation for the preferred stock. For every one share of our common stock issuable upon conversion of preferred stock purchased in the private placement, each investor in the private placement also received a warrant to purchase one-half of a share of our common stock, at an exercise price of $13.00 per share, as adjusted for the migratory merger and the reverse split, and subject to limitations on exercise and further adjustment as set forth in the warrants.

Concurrently with the closing of the reverse recapitalization, we issued to Roth Capital Partners, LLC, as compensation for its role as placement agent for the private placement, a warrant. In accordance with its terms, on September 1, 2011, Roth Capital Partners “cashlessly” exercised in full this warrant, acquiring an aggregate of 62,116 shares of common stock. Prior to its exercise in full, this warrant represented the right to purchase an aggregate of 105,000 shares of our common stock, with an exercise price of $13.20 per share, as adjusted for the migratory merger and the reverse split and subject to further adjustment for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of our common stock. This warrant was not exercisable prior to the effectiveness of the reverse split, and was scheduled to expire on April 29, 2016.

In connection with the reverse recapitalization and the private placement, Format, Inc. entered into a stock repurchase and debt satisfaction agreement, dated as of April 29, 2011, with Ryan Neely, who was the sole director and executive officer of Format, Inc. immediately prior to the closing of the reverse recapitalization, and his wife, Michelle Neely. Pursuant to this agreement, at the time the reverse recapitalization was completed, (1) Format repurchased 3,000,000 shares (93,750 shares giving effect to the reverse split) of Format common stock from Ryan and Michelle Neely, and (2) Ryan Neely and Michelle Neely terminated all of their interest in, and released Format from all obligations Format had with respect to, the loans made by Ryan Neely and Michelle Neely to Format, Inc. from time to time (which, as of the closing of the transactions contemplated by the stock repurchase and debt satisfaction agreement, were in an aggregate principal amount of $114,156), in exchange for aggregate consideration of $360,000. As part of the stock repurchase agreement, Ryan and Michelle Neely also released Format from any other obligations Format owed to them, which included the balance of accrued liabilities on Format’s balance sheet of approximately $50,000. The remaining liabilities of Format, which consisted of accounts payable, were settled in connection with but prior to, the consummation of the recapitalization with the available cash on Format’s balance sheet, and Format also transferred to Ryan Neely all of its rights and obligations under the real property lease relating to Format’s sole office space. In addition, assets, consisting of prepaid expenses, office equipment and furniture, with a net book value of approximately $5,000, were written off.

As a result of the reverse recapitalization transaction, Power Solutions International, Inc. succeeded to the business of The W Group.

Replacement of Prior Credit Agreement

On April 29, 2011, in connection with the closing of the reverse recapitalization, the repurchase of shares of our common stock from Ryan and Michelle Neely and the private placement, Power Solutions International, Inc. and The W Group entered into a loan and security agreement with Harris N.A., which replaced the then existing loan and security agreement that The W Group had with its senior lender prior to the closing of the reverse recapitalization. Pursuant to the loan and security agreement with Harris N.A., among other things, Power Solutions International, Inc. became a party to the loan and security agreement, the maximum loan amount under the senior credit facility was reduced from the maximum loan amount under The W Group’s prior credit facility to reflect The W Group’s repayment in full of its two previously outstanding term loans under the prior credit facility and the financial covenants under the prior credit facility were replaced with a new fixed charge coverage ratio. See “– Liquidity and Capital Resources – Credit Agreement” below for a discussion of our current credit facility and The W Group’s prior credit facility, which was replaced by the current credit facility in connection with the reverse recapitalization.

Reverse Split and Migratory Merger

In connection with, and prior to the consummation of, the reverse recapitalization, the board of directors of Format approved a 1-for-32 reverse stock split of issued and outstanding shares of our common stock, immediately following the effectiveness of which every 32 issued and outstanding shares of our common stock would automatically convert into one share of our common stock. Further, in connection with the reverse recapitalization and the private placement, the board of directors of Format approved the migratory merger of our company with and into a Delaware corporation newly created as a wholly-owned subsidiary of our company, which migratory merger would be effected for the purpose of changing our jurisdiction of incorporation from Nevada to Delaware. On August 25, 2011, we held a special meeting of our stockholders at which our stockholders approved the reverse split, the migratory merger and related matters. On August 26, 2011, Power Solutions International, Inc., a Nevada corporation, merged with and into its wholly owned subsidiary, Power Solutions International, Inc., a Delaware corporation, pursuant to an agreement and plan of merger between Power Solutions International, Inc., a Delaware corporation, and Power Solutions International, Inc., a Nevada corporation. Power Solutions International, Inc., a Delaware corporation, continued as the surviving entity of the migratory merger. Pursuant to the migratory merger, we changed our state of incorporation from Nevada to Delaware and each 32 shares of our common stock converted into one share of common stock of the surviving entity in the migratory merger, thereby effecting a 1-for-32 reverse stock split of our common stock. Upon the consummation of the migratory merger (including the reverse split of our common stock effected thereby), the 113,960.90289 then-issued and outstanding shares of preferred stock automatically converted into an aggregate of 9,496,753 shares of our common stock. The historical and unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been restated to retroactively reflect the reverse split in accordance with SEC Staff Accounting Bulletin 4C Equity Accounts — Change in Capital Structure and ASC 260 Earnings Per Share (ASC 260). The conversion of shares of preferred stock to common stock is presented prospectively in our financial statements from the August 26, 2011 effective date of the reverse split (including the automatic conversion of shares of preferred stock effected thereby) in accordance with ASC 260. See Note 11, Stockholders’ Equity, for additional information regarding the financial statement impact of the reverse split and the migratory merger.

Further, in connection with the private placement, each of our current stockholders who was a stockholder of The W Group and who received shares pursuant to the reverse recapitalization or received, as a gift, stock from the stockholders of The W Group, entered into a voting agreement, pursuant to which such person agreed to vote his shares of our common stock and preferred stock, as applicable, in favor of the reverse split and the migratory merger. The persons who entered into the voting agreements held, in the aggregate, a substantial majority of the voting securities of our company. Accordingly, approval of the reverse split and the migratory merger was probable. Pursuant to the terms of the voting agreements, at the special meeting of our stockholders held on August 25, 2011, each of the individuals subject to a voting agreement voted all of his shares of our common stock and preferred stock to approve the migratory merger and related matters.

Factors Affecting Future Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Public Company Expenses

As a result of the reverse recapitalization, we are now a public company, and anticipate that we will make an application to list our shares for trading on a national securities exchange, once we satisfy the relevant quantitative listing criteria. As a result, our general and administrative expenses have increased as we pay our employees, legal counsel and accountants to assist us in, among other things, establishing and maintaining a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports under the federal securities laws. In addition, as a public company the cost of director and officer liability insurance has increased. We may also incur additional costs associated with compensation of non-employee directors.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements in accordance with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, bad debts, inventories, warranties and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and our revenue recognition. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies as of December 31, 2010, are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus, dated September 13, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on September 19, 2011. There have been no material changes with respect to our critical accounting policies subsequent to December 31, 2010, but for the following with regard to our private placement warrants.

Private Placement Warrants

For every share of our common stock that was issuable upon conversion of preferred stock purchased in the private placement, each investor in the private placement also received a warrant to purchase one-half of a share of our common stock, at an exercise price of $13.00 per share, as adjusted for the reverse split and subject to further adjustment for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of our common stock. These warrants represent the right to purchase a total of 750,002 shares of our common stock, but the private placement warrants were not exercisable prior to the reverse split. The private placement warrants are also subject to full ratchet anti-dilution protection similar to the anti-dilution provisions of our preferred stock, whereby, upon the issuance of shares of our common stock at a price below the then-current exercise price of the private placement warrants (or the issuance of securities convertible into or exercisable for shares of our common stock at a price below the then-current exercise price of the private placement warrants), subject to specified exceptions, the exercise price of the private placement warrants will be reduced to the effective price of our common stock so issued (or issuable upon conversion of issued securities). The private placement warrants will expire on April 29, 2016.

The private placement warrants issued with the 18,000 shares of our preferred stock had an estimated fair value of $2,887,500 at the closing of the reverse recapitalization transaction and the private placement on April 29, 2011, determined based upon an agreed-upon exercise price of the private placement warrants; the agreed-upon purchase price for (value of) our preferred stock and private placement warrants, in the aggregate as agreed upon with the investors in the private placement; and assessment of an appropriate risk-free interest rate of 2.1%, an anticipated volatility factor of 50.0% from peer group companies, and a zero percent dividend yield, all incorporated into the valuation using the Black-Scholes option pricing model. We determined that the five-year Treasury Bond yield was a reasonable assumption for a risk-free rate, and that an appropriate volatility rate would represent the upper end of the range of implied volatility of publicly traded call options of benchmark companies, which reflects the mid-range of their historical volatility. Our past history of not paying dividends and management’s intentions to continue such a dividend policy resulted in a zero dividend yield assumption. The five-year term of the private placement warrants, the stated warrant exercise price of $13.00 per share, as adjusted for the Reverse split, when the private placement warrants became exercisable, and our common stock valuation of $10.08 per share (post-reverse split basis, when the private placement warrants became exercisable) comprise the balance of the inputs into our Black-Scholes pricing model for our initial warrant valuation.

The liability for the private placement warrants is a fair value instrument as measured under ASC Topic 825, “Financial Instruments.” As such, the private placement warrants liability is valued based upon unobservable inputs and thus is considered a “Level 3” financial instrument, the measurement of which involves various assumptions, as described above. Since the date of issuance of the private placement warrants, the liability associated with these warrants has decreased from $2.9 million at April 29, 2011 to $2.2 million at September 30, 2011, utilizing current inputs as of that reporting date which now reflect a 0.96% risk-free interest rate, an estimated fair value of $7.76 per share for our common stock, and a 62.5% anticipated volatility factor for the remaining term of the warrants.

Results of Operations

Three months ended September 30, 2011 compared with the three months ended September 30, 2010

Net sales

Our net sales increased $15.6 million (57.0%) to $42.8 million for the three months ended September 30, 2011, compared to $27.2 million for the three months ended September 30, 2010, of which sales volume accounted for $14.8 million of the quarter-over-quarter increase.

Our alternative fuel power systems sales increased $14.3 million quarter over quarter and were the primary driver of the sales increase. Sales to existing customers arising from an improvement in the general global economy and sales to new customers accounted for a majority of this increase. Included in this increase as well were sales to Asia-based customers to whom we began shipping in 2010 and accounted for $5.9 million of this increase. These increases were partially offset by a $1.3 million decrease in sales of alternative fuel large power systems introduced in late 2009, due to delays by our supplier in the delivery of these engines. Also contributing to the quarter over quarter increase in net sales was a $1.6 million in aftermarket parts sales. These increases were slightly offset by a $0.3 million decrease in other sales, none of which was individually significant.

Cost of sales

Our cost of sales increased $13.1 million (56.6%) to $36.2 million for the three months ended September 30, 2011 from $23.1 million in the comparable period of 2010. The increase in cost of sales was primarily due to the increase in our sales volume. As a percentage of net sales, cost of sales declined modestly to 84.7% for the three months ended September 30, 2011, compared to 84.9% for the three months ended September 30, 2010. Materials costs, as a percent of net sales were higher quarter over quarter due to changes in our product mix to lower margin products sold quarter over quarter. However, a portion of our production costs, principally overhead costs are generally fixed. Accordingly, our higher sales volumes resulted in the spreading of these fixed costs over higher volumes, and effectively offset the impact of the additional materials costs.

Gross profit

Our gross profit increased $2.5 million (59.9%) to $6.6 million for the three months ended September 30, 2011 from $4.1 million in the comparable period of 2010. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 15.3% for the three months ended September 30, 2011 compared to 15.1% in 2010.

Research & development and engineering

R&D and engineering expenses were $1.3 million and $1.0 million for the three month periods ended September 30, 2011 and 2010, respectively. Compensation and benefits increased $0.3 million on a quarter-over-quarter basis as we increased headcount in connection with our R&D and engineering support activities. The increase in headcount period over period was principally attributable to the research and development of new power systems including the design and development of an 8.8 liter engine to meet anticipated customer requirements. As a percentage of net sales, R&D and engineering expenses decreased to 2.9% in the three months ended September 30, 2011 compared to 3.7% for the same period in 2010. The decrease in the R&D and engineering costs as a percentage of net sales was due to the leveraging of these costs against higher sales volumes.

Selling and service

Selling and service expenses increased $0.4 million (31.2%) to $1.6 million for the three months ended September 30, 2011 from $1.2 million in the comparable period of 2010. Warranty expense increased $0.3 million and compensation, benefits and travel costs increased $0.2 million, both as a result of our increased product sales for the three months ended September 30, 2011, as compared to the same period in 2010. These increases were partially offset by a $0.1 million net decrease in all other selling and service expenses quarter over quarter, none of which was individually significant. As a percentage of net sales, selling and service expenses decreased to 3.8% in the three months ended September 30, 2011, compared to 4.5% for the same period in 2010 as we effectively increased sales with our existing sales infrastructure.

General and administrative

General and administrative expenses increased $0.6 million (78.7%) to $1.4 million for the three months ended September 30, 2011, from $0.8 million in the comparable period of 2010. The increase was principally attributable to (i) $0.2 million for the cost of additional staff to support our higher sales volume and the costs associated with being a public company and (ii) a $0.3 million increase in professional and consulting fees principally incurred in connection with being a public company. The remaining net increase of $0.1 million was attributable to increases in other expense categories, none of which was individually significant. As a percentage of net sales, general and administrative expenses increased to 3.2% in the three months ended September 30, 2011 from 2.8% for the same period of 2010. The higher costs as a percentage of net sales are due, in part, to the additional costs incurred in connection with being a public company.

Other (income) expense

Other (income) expense was income of $0.4 million for the three months ended September 30, 2011, as compared to $0.6 million expense for the three months ended September 30, 2010.

Interest expense decreased $0.4 million (68.8%) to $0.2 million for the three months ended September 30, 2011, as compared to $0.6 million for the same period in 2010. Our average outstanding bank borrowings were $12.6 million lower for the three months ended September 30, 2011, compared to the same period in 2010. This decrease was attributable to the payoff of our bank term debt in the second quarter of 2011, a reduction in our outstanding revolving line of credit from the proceeds received in the private placement and a reduction in the interest rate on our revolving line of credit. The weighted average interest rate on our bank debt decreased from 5.8% for the three months ended September 30, 2010 to 3.1% for the same period in 2011. Holding all other variables constant, we expect that our interest expense will continue to decrease from prior year periods, in part, as a result of a lower effective interest rate pursuant to our new credit facility. For a description of our new credit facility, see “—Liquidity and Capital Resources — Credit Agreement” below.

Also, net other income was $0.6 million for the three months ended September 30, 2011, as compared to none for the same period in 2010 and represented a decrease in the estimated fair value of the private placement warrants that are recorded as a liability on our balance sheet.

Income tax expense

Our income tax expense increased $0.7 million for the three months ended September 30, 2011, to $0.8 million, as compared to $0.1 million in 2010. Our effective tax rate for the three months ended September 30, 2011, was 30.6% compared with 18.4% for the comparable prior year period. Our effective tax rate for the three months ended September 30, 2011 was favorably impacted by the exclusion of non-taxable income arising from a decrease in the estimated fair value of our private placement warrants issued in 2011. However, our effective tax rate for the three months ended September 30, 2011, increased over the same quarter of last year as the research tax credits that we generate will have less of an impact on our effective tax rate in 2011 due to an increase in our overall taxable income. The research tax credits are generated as a result of our research and development activities. In general, these credits, which are general business credits, may be carried forward up to 20 years to be offset against future taxable income. Our income tax provision in 2011 assumes that we will use a comparable amount of these tax credits as we used in 2010. Also contributing to the increase in our income tax expense was an increase in the Illinois corporate income and replacement tax from 7.3% in 2010 to 9.5% in 2011.

Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

Net sales

Our net sales increased $38.9 million (55.0%) to $109.5 million for the nine months ended September 30, 2011, compared to $70.6 million for the nine months ended September 30, 2010, of which volume accounted for approximately $36.9 million of the period-over-period increase.

Our alternative fuel power systems sales increased $30.3 million and represented the primary driver of the $38.9 million sales increase. That sales increase was driven by multiple factors including an expansion of power system sales to Asia-based customers which accounted for $11.1 million of the increase. Our new, alternative fuel large power systems introduced in late 2009 accounted for $3.4 million of the sales increase for the nine months ended September 30, 2011 as compared to the same period in 2010. Also contributing to the increase in sales was a $5.1 million increase in sales of aftermarket parts period over period. The remaining increase was attributable to an increase in sales to existing customers arising from an improvement in the general global economy, as well as sales to new customers.

Cost of sales

Our cost of sales increased $31.1 million (52.3%) to nearly $90.5 million for the nine months ended September 30, 2011, from $59.4 million in the comparable period of 2010. The increase in cost of sales was primarily due to the increase in our sales volume. As a percentage of net sales, cost of sales declined to 82.6% for the nine months ended September 30, 2011, compared to 84.1% for the nine months ended September 30, 2010. Production costs were spread over higher volumes which favorably affected cost of sales. In addition, the increase in sales, noted in Net sales above, occurred across the majority of our customer base, broadening our product mix, which also favorably impacted our cost of sales.

Gross profit

Our gross profit increased $7.8 million (69.2%) to $19.0 million for the nine months ended September 30, 2011, from $11.2 million in the comparable period of 2010. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross profit was 17.4% for the nine months ended September 30, 2011, compared to 15.9% in 2010. The higher gross profit during the third quarter of 2011 was principally attributable to the broadening product mix and higher sales volume relative to production costs as described in Cost of sales above.

Research & development and engineering

R&D and engineering expense increased $0.5 million (18.4%) to $3.3 million for the nine months ended September 30, 2011, as compared to $2.8 million for the same period in 2010 due to an increase in customer product support activities associated with the increase in sales and product development. Compensation and benefits increased $0.8 million on a period-over-period basis as we increased headcount in connection with our engineering development and support activities. The increase in headcount period over period was principally attributable to the research and development of new power systems including the design and development of an 8.8 liter engine to meet anticipated customer requirements. Other R&D and engineering expenses decreased $0.3 million from 2010 to 2011 which was primarily due to the timing of expenses incurred on R&D and engineering activities recognized as expenses. As a percentage of net sales, R&D and engineering expenses decreased to 3.0% in the nine months ended September 30, 2011, compared to 3.9% for the same period in 2010. The decrease in the R&D and engineering costs as a percentage of net sales was due to the leveraging of these costs against higher sales volumes.

Selling and service

Selling and service expenses increased $1.1 million (29.6%) to $4.8 million for the nine months ended September 30, 2011, from $3.7 million in the comparable period of 2010. Compensation, benefits, and travel costs increased $0.5 million, and warranty costs increased $0.4 million, both as a result of our increased product sales for the nine months ended September 30, 2011 as compared to the same period in 2010. The remaining increase was attributable to increases in other expense categories, none of which was individually significant. As a percentage of net sales, selling and service expenses decreased to 4.4% in the nine months ended September 30, 2011 compared to 5.2% for the same period in 2010 as we effectively increased sales with our existing sales infrastructure.

General and administrative

General and administrative expenses increased $1.6 million (72.0%) to $3.8 million for the nine months ended September 30, 2011, from $2.2 million in the comparable period of 2010. The increase was principally attributable to (i) a $0.9 million increase in professional, consulting, and bank fees incurred in connection with our year end audit, reverse recapitalization, the refinancing of our credit facility in April 2011, and costs associated with being a public company, and (ii) $0.5 million for the cost of additional staff to support our higher sales volume and costs associated with us being a public company. The remaining increase was attributable to increases in other expense categories, none of which was individually significant. As a percentage of net sales, general and administrative expenses increased to 3.4% in the nine months ended September 30, 2011, from 3.1% for the same period of 2010.

Other (income) expense

Other income was $1.7 million for the nine months ended September 30, 2011, as compared to $1.6 million of other expense for the nine months ended September 30, 2010.

Interest expense decreased $0.5 million (30.7%) to $1.1 million for the nine months ended September 30, 2011, as compared to $1.6 million for the same period in 2010. Our average outstanding bank borrowings were $6.1 million lower for the nine months ended September 30, 2011 compared to the same period in 2010. This decrease was attributable to the payoff of our bank term debt and a reduction in our outstanding revolving line of credit from the proceeds received in the private placement. In addition, the weighted average borrowing rate on our bank debt decreased from 5.8% during the nine months ended September 30, 2010 to 4.0% for the comparable period in 2011.

We recognized a loss on debt extinguishment of $0.5 million in the nine months ended September 30, 2011, due to the write off of unamortized loan fees associated with our prior credit facility. The remaining unamortized loan fees were required to be expensed when we refinanced our prior credit facility with a new lender and repaid the balances outstanding under our prior credit agreement. See “Liquidity and Capital Resources – Credit Agreement” below for a further discussion regarding the refinancing of our prior credit facility.

Also, net other was $0.1 million expense for the nine months ended September 30, 2011 as compared to none for the same period in 2010. This amount includes $0.8 million of non-capitalizable transaction costs incurred in connection with the issuance of warrants in the $18.0 million private placement. Offsetting this expense was $0.7 million of other income recognized relating to the decrease in the estimated value of these warrants for the nine months ended September 30, 2011.

Income tax expense

Our income tax expense increased $1.9 million for the nine months ended September 30, 2011, to $2.1 million, as compared to $0.2 million in 2010. Our effective tax rate for the nine months ended September 30, 2011 was 37.1% compared with 18.7% for the comparable prior year period. Our income tax expense for the nine months ended September 30, 2011 reflects nearly offsetting non-deductible expenses associated with certain transaction costs incurred in connection with the reverse recapitalization and private placement and non-taxable income arising from a decrease in the estimated fair value of private placement warrants issued in the private placement. However, the increase in our effective tax rate in 2011 as compared to 2010 was principally attributable to the extent to which research tax credits offset our income tax provision. Our taxable income and corresponding provision for the nine months ended September 30, 2011, increased over the comparable period of 2010 and by more than the increase in expected offsetting research tax credits which resulted in an increase in our effective tax rate. In addition, the combined corporate state income and replacement tax for Illinois increased from 7.3% in 2010 to 9.5% in 2011, which had an adverse impact on our effective tax rate.

Liquidity and Capital Resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity are cash flows from operations, principally collections of customer accounts receivable and borrowing capacity under our credit facility. Our existing and historical financing arrangements require that cash received by us be applied against our revolving line of credit. Accordingly, we typically do not maintain cash or cash equivalents on our consolidated balance sheet.

Based on our current forecasts and assumptions, we believe that our sources of cash and cash equivalents, namely the sales of our power systems and aftermarket products and access to borrowings on our existing or future credit facilities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures.

As of September 30, 2011, we had working capital of $17.4 million compared to $6.3 million as of December 31, 2010. Our working capital increased $11.1 million, which was primarily attributable to an increase in accounts receivable and a decrease in the current portion of our long-term debt as well as a reduction in borrowings under our revolving line of credit. Accounts receivable increased $10.4 million due principally to an increase in sales. Specifically, our sales in the three months ended September 30, 2011 were $12.8 million higher as compared to the three months ended December 31, 2010. The current portion of long-term debt and the revolving line of credit decreased, in aggregate by $6.7 million, having been paid off and/or reduced primarily from the proceeds received in connection with the private placement discussed above under Reverse Recapitalization, Private Placement and Stock Repurchase.

A limited number of our customers have payment terms which may extend up to 150 days. As of September 30, 2011, and December 31, 2010, our trade receivables included $1.9 million and $2.7 million, respectively, which represented aggregate customer account balances subject to these terms. Of these amounts, $0.8 million and $1.4 million at September 30, 2011, and December 31, 2010, respectively, represented the portion of the balance outstanding beyond our normal trade terms of 30-45 days. Under our revolving line of credit which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days. When collected, the cash from these receivables, as with all cash collected, is applied against our revolving line of credit, a component of our working capital.

Cash flows for the nine months ended September 30, 2011

Operating activities

For the nine months ended September 30, 2011, we used $2.6 million in cash for our operations. Net income and changes in working capital are consistently the primary drivers of our cash flows from operations. For the nine months ended September 30, 2011, we generated cash flows from net income of $3.5 million We also generated cash from a $4.4 million increase in accounts payable arising from the timing of purchases from vendors. These increases were more than offset by a $10.4 million increase in accounts receivable due to an increase in our sales volume for which we had not yet collected the cash. The increase in accounts receivable was due to an increase in 2011 sales as discussed in “Results of operations – Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.” Other net cash used of $0.1 million further offset the cash generated, of which none of the components was individually significant.

Investing activities

Net cash used in investing activities of $0.7 million for the nine months ended September 30, 2011 related primarily to the acquisition of property, equipment and other assets.

Financing activities

We generated $3.3 million of cash from financing activities for the nine months ended September 30, 2011. In connection with the private placement for which we issued preferred stock and warrants to purchase our common stock, we generated gross proceeds of $18.0 million. In addition, we refinanced our revolving line of credit with a new bank, Harris, N.A., with net borrowings of $17.2 million for the nine months ended September 30, 2011. The terms of the revolving line of credit with Harris N.A. are discussed below under “Credit Agreement.” The proceeds from the private placement and revolving line of credit were used to pay off our existing term loans and our revolving line of credit with our prior lender, Fifth Third Bank. We used $29.5 million in cash for the payoff of these term loans, the payoff of the prior revolving line of credit and other scheduled debt payments. We used $4.1 million of cash to pay transaction and financing costs associated with the private placement and refinancing of our revolving line of credit. We also had a $1.7 million increase in our cash overdraft balance since December 31, 2010. Consistent with our prior revolving line of credit, our current revolving line of credit requires that our cash be applied against our revolving line of credit. As such, we do not maintain a cash balance, and we borrow on the revolving line of credit to fund outstanding checks as they clear our bank. Our cash overdrafts will fluctuate based on the timing of checks issued which have not yet cleared our bank as of a given date.

Cash flows for the nine months ended September 30, 2010

Operating activities

We generated $4.6 million in cash from operating activities for the nine months ended September 30, 2010, arising in part from $1.6 million of net income, (including net $0.8 million of non-cash items, consisting primarily of depreciation), but generated primarily from a reduction in our working capital during the period. Specifically, we collected $13.5 million in accounts receivable during the nine months ended September 30, 2010. The cash generated from the collection of these receivables was partially offset by $7.8 million in payments to suppliers in 2010 arising from the inventories acquired for these sales, as well as additional inventory positions taken which increased inventories by $1.4 million. The cash collected was also offset by a $1.1 million increase in income tax payments made in 2010 related to our 2009 operating results. Net other cash used in operations was $0.2 million, none of which was individually significant.

Investing activities

Net cash used in investing activities of $0.4 million for the nine months ended September 30, 2010 related primarily to the acquisition of property, plant and equipment.

Financing activities

We used $4.2 million of cash in our financing activities for the nine months ended September 30, 2010. Of this amount $2.6 million related to cash received and applied against our revolving line of credit. We also used $1.7 million of cash for scheduled payments on our long-term debt and capital lease obligations. These uses were partially offset by a $0.1 million increase in other financing activities during the period none of which was individually significant.

Credit Agreement

In connection with the consummation of the reverse recapitalization and the private placement, on April 29, 2011, we entered into a loan and security agreement (the “New Credit Agreement”) with certain lenders (the “Lenders”) and Harris N.A., as agent for the Lenders (the “Agent”). The New Credit Agreement replaced the loan and security agreement (the “Prior Credit Agreement”) with

Fifth Third Bank, the terms of which are discussed below. The New Credit Agreement provides for borrowings of up to $35.0 million under a revolving line of credit (the “New Line of Credit”), which New Line of Credit is scheduled to mature on April 29, 2014 and has a variable interest rate as described below. Borrowings under the New Credit Agreement are collateralized by substantially all of our assets. Under the New Credit Agreement, we are required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio of not less than 1.1 to 1.0 and a limitation on annual capital expenditures, the testing of which commenced on April 30, 2011. We were in compliance with the financial covenants under our current credit facility as of our most recent required compliance reporting period. The New Credit Agreement also contains customary covenants and restrictions applicable to us, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the New Credit Agreement requires our cash accounts to be held with Harris N.A. Our cash deposits in the New Line of Credit account are swept by the Agent daily and applied against the outstanding New Line of Credit balance. As a result, we maintain a zero cash balance in our New Line of Credit account, and we borrow on the New Line of Credit on a daily basis to fund our cash disbursements.

Under the New Credit Agreement (in contrast to the Prior Credit Agreement discussed below): (a) Power Solutions International, Inc. is a party to the New Credit Agreement and pledged the equity interests of The W Group to the Agent; (b) there are no term loans; (c) the New Line of Credit bears interest at the Agent’s prime rate (3.25% at September 30, 2011) plus an applicable margin ranging from to 0% to 0.50% or, at our option, a portion of the New Line of Credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) there is a higher limit on annual capital expenditures; (e) there is no maximum quarterly senior debt leverage ratio; and (f) there is a fixed charge coverage ratio similar to the fixed charge coverage ratio in the Prior Credit Agreement, except that the fixed charge coverage ratio under the New Credit Agreement excludes historical debt service on Term Loan A and Term Loan B (each as defined and discussed below) and certain other one-time expenses. As of September 30, 2011, $10.0 million of our outstanding borrowings under our revolving line of credit of $17.2 million had been designated to bear interest at the LIBOR rate, plus an applicable margin. Our availability under the New Line of Credit was $17.8 million at September 30, 2011.

On April 29, 2011, upon consummation of the reverse recapitalization and the other transactions referred to above under “—Recent Developments,” we used net proceeds from the private placement and proceeds from a draw on the New Line of Credit to repay in full these Prior Loans (as discussed below) under the Prior Credit Agreement with Fifth Third Bank. Upon consummation of the reverse recapitalization and immediately following the repayment of these Prior Loans on April 29, 2011, availability under the New Line of Credit was approximately $12.7 million.

The Prior Credit Agreement was entered into in 2008 among Fifth Third Bank and The W Group and its subsidiaries. The initial proceeds from the Prior Credit Agreement were used to retire the revolving line of credit and term loans with our predecessor bank. The Prior Credit Agreement provided for a revolving line of credit of up to $37.5 million (the “Prior Line of Credit”), a term loan of $8.7 million (“Term Loan A”) and a term loan of $2.4 million (“Term Loan B” and, together with the Prior Line of Credit and Term Loan A, the “Prior Loans”), which Prior Loans collectively were scheduled to mature on July 15, 2013, and had variable interest rates. Under the terms of the Prior Credit Agreement with Fifth Third Bank, we had the ability to elect whether outstanding amounts under the Prior Loans accrued interest based on the prime rate plus a margin or LIBOR plus a margin. Prior to being repaid in full, the Prior Loans under the Prior Credit Agreement were collateralized by substantially all of our assets. Under the Prior Credit Agreement, we were required to maintain our cash accounts with Fifth Third Bank. Under the Prior Line of Credit, our cash deposits were swept by Fifth Third Bank daily and applied against the outstanding Prior Line of Credit balance. As a result, we maintained a zero cash balance in our Prior Line of Credit account, and we borrowed on the Prior Line of Credit on a daily basis to fund our cash disbursements. Outstanding borrowings under our Prior Line of Credit were $25.4 million and $21.6 million at April 29, 2011 (immediately prior to the repayment of the Prior Line of Credit) and December 31, 2010, respectively. Prior to its repayment in full in connection with the closing of the reverse recapitalization, principal payments of Term Loan A were payable in quarterly installments ranging from $0.2 million to $0.6 million over the life of the loan. Term Loan A had an outstanding balance of $5.1 million and $5.6 million as of April 29, 2011, (immediately prior to the repayment of the loan balance) and December 31, 2010, respectively. Prior to its repayment in full in connection with the closing of the reverse recapitalization, principal payments of Term Loan B were payable in quarterly installments of less than $0.1 million over the life of the loan plus a balloon payment at maturity. Term Loan B had an outstanding balance of $2.1 million and $2.1 million as of April 29, 2011, (immediately prior to the repayment of the loan balance) and December 31, 2010, respectively. In addition to scheduled quarterly payments, prior to its replacement, the Prior Credit Agreement required an annual repayment equal to 60% of excess cash flow.

Our Prior Line of Credit was previously amended, in August 2009, to reduce the maximum borrowings from $37.5 million to $29.0 million, bearing interest at Fifth Third Bank’s prime rate (3.25% at December 31, 2009) plus an applicable margin ranging from 2.25% to 2.50%. Prior to the replacement of our Prior Credit Agreement with Fifth Third Bank on April 29, 2011, at our option a portion of our Prior Line of Credit could be designated to bear interest at LIBOR, subject to a 2.00% floor, plus an applicable margin ranging from 3.25% to 3.50%. At December 31, 2010, the entire outstanding balance of $21.6 million had been designated to bear interest at the LIBOR rate, plus margin. The interest rate on our Prior Line of Credit was 5.50% at December 31, 2010.

As of December 31, 2010, we determined that we were not in compliance with the quarterly fixed charge coverage ratio and the quarterly senior debt leverage ratio covenants of our Prior Credit Agreement with Fifth Third Bank. The event of non-compliance at

December 31, 2010 arose principally due to the timing of the payment of certain fixed charges such as tax payments during the period and because our actual EBITDA was less than the minimum required to be in compliance with the fixed charge coverage ratio and the senior debt leverage ratio. On January 20, 2011, we received from Fifth Third Bank a waiver of our noncompliance with these financial covenants as of December 31, 2010.

Contractual Obligations

On April 29, 2011, as discussed above under “—Liquidity and Capital Resources—Credit Agreement,” we entered into a new credit agreement with Harris Bank, N.A. Also, on June 30, 2011, the Company entered into a two-year lease agreement for an additional production facility. The lease for this facility commenced on July 1, 2011 and terminates on July 31, 2013. The lease will be accounted for as an operating lease, with total rent expense during the term of approximately $1.1 million. Also on June 30, 2011, the Company entered into a 15 month lease extension of one of its existing production facilities extending the term thereof to July 31, 2013 with additional base rent expense of $0.6 million during the term of this extension. Except for the above agreements, during the nine months ended September 30, 2011, there were no material contractual obligations entered into, or modified, which would affect any of the amounts presented in the table included in our final prospectus, dated September 13, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on September 19, 2011, which includes the audited financial statements and other financial information of The W Group for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value. Also, in June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” in order to increase the prominence of items presented in other comprehensive income and to facilitate the convergence of GAAP and International Financial Reporting Standards (“IFRS”). As further described in Note 2, Recently Issued Accounting Pronouncements to the condensed consolidated financial statements included in this Form 10-Q, these amendments are not expected to have a material impact on our financial statements.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements included in this report. These risks, uncertainties and other factors, many of which have been previously identified and described in greater detail under the heading “Risk Factors” in our final prospectus, dated September 13, 2011, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on September 19, 2011, include but are not limited to the following:

Risks Related to our Business and our Industry

•

Our financial position, results of operations and cash flows have been, and may continue to be, negatively impacted by the current challenging global economic conditions and the recent financial crisis.

•

The market for alternative fuel spark-ignited power systems may not develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

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

•

We are dependent on relationships with our material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

•

The quality and performance of our power systems are, in part, dependent on the quality of their component parts that we obtain from various suppliers, which makes us susceptible to performance issues that could materially and adversely affect our business, reputation and financial results.

•	We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability.

•	Changes in our product mix could materially and adversely affect our business.

•	We derive a substantial majority of our revenues attributed to our diesel power systems business from our relationships with Perkins and Caterpillar.

•	Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

•	Price increases in some of the key components in our power systems could materially and adversely affect our operating results and cash flows.

•	Many of our power systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.

•	The loss of one or more key members of our senior management, or our inability to attract and retain qualified personnel could harm our business.

•	Our existing debt could adversely affect our business and growth prospects.

•	Our quarterly operating results are subject to variability from quarter to quarter.

•	If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

•

If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to sell our products and services.

•	We could suffer warranty claims.

•	We could become subject to product liability claims.

•	Our telematics tool, MasterTrak, may not be successful.

•	We may have difficulty managing the expansion of our operations.

•	New products may not achieve widespread adoption.

•	If we do not properly manage the sales of our products into foreign markets, our business could suffer.

•	If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

•	We may be adversely impacted by work stoppages and other labor matters.

•	We could be adversely affected by risks associated with potential acquisitions.

•	We could become liable for damages resulting from our manufacturing activities.

•	We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

•	Variability in self-insurance liability estimates could significantly impact our results of operations.

Risks Related to the Shell Company

•	We may have contingent liabilities related to Format, Inc.’s operations prior to the reverse recapitalization transaction of which we are not aware and for which we have not adequately provisioned.

Risks Related to the Reverse Recapitalization and the Ownership of our Common Stock

•

We will incur increased costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our consolidated financial statements.

•	Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

•	An active, liquid, public and orderly trading market for our common stock may not develop, and the price of our stock may be volatile and may decline in value.

•	Our common stock may not be eligible for listing on a national securities exchange.

•	Our common stock may be considered a “penny stock.”

•

As a result of the registration of our shares of Company common stock, a significant number of shares of our common stock have become eligible for sale, which could depress the market price for our common stock. Future sales by us or our existing stockholders could similarly depress the market price of our common stock.

•	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

•	Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

•

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

•	We do not anticipate paying any dividends in the foreseeable future.

Forward looking statements speak only as of the date of this report. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. Our results of operations in any past period should not be considered indicative of the results to be expected for future periods. Fluctuations in operating results may also result in fluctuations in the price of our common stock. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Prior to the consummation of the reverse recapitalization, The W Group was a private operating company and, as a result of the reverse recapitalization, we became a public company subject to public company reporting obligations. As a result, we have had to, and we currently continue to, enhance and supplement our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise, and more generally strengthen our disclosure controls and procedures and our internal control over financial reporting to enable us to accurately and timely prepare our consolidated financial statements and otherwise satisfy these reporting obligations. In particular, in June 2011, we established a disclosure and compliance committee (the “Disclosure Committee”), consisting of senior members of our finance and accounting department and other members of senior management, and adopted disclosure and compliance committee guidelines. The purpose of the Disclosure Committee is to assist our Chief Executive Officer, our Chief Financial Officer and our board of directors in compliance with the rules and regulations of the Securities and Exchange Commission, with particular focus on our reporting and public disclosure requirements under the Exchange Act and the Sarbanes-Oxley Act of 2002, as well as assisting our Chief Executive Officer and our Chief Financial Officer in fulfilling their obligations pursuant to Sections 302, 404 and 906 of the Sarbanes-Oxley Act of 2002. During the nine months ended September 30, 2011, we also retained additional staff in our finance and accounting department, and on July 18, 2011 we hired an additional senior financial professional with prior public company experience, thereby further strengthening the overall capabilities of our finance and accounting department.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level, even though, following the reverse recapitalization, we and our internal auditors have not yet (as we are not yet required to have) consummated any annual assessment of our internal control over financial reporting procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our Chief Executive Officer and Chief Financial Officer reached this conclusion based in large part on their assessment of (1) the financial expertise of our Chief Financial Officer, and other members of our finance and accounting department and the members of the Disclosure Committee, (2) the regular communications among such persons, including the members of the Disclosure Committee, and between them and others within our relatively small organization, with respect to all material developments in our business, and (3) the overall process of preparation and review of our financial and other disclosures.

Changes In Internal Control Over Financial Reporting

The additions to our finance and accounting department following the consummation of the reverse recapitalization during the period covered by this quarterly report, as described above, could be deemed to constitute significant changes that have materially affected our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

The Company transacted no unregistered sales of equity securities during the quarter ended September 30, 2011. However, pursuant to the Certificate of Designation of the Company’s Series A Convertible Preferred Stock, and the requisite approval of a majority of the Company’s stockholders, upon the effectiveness of the migratory merger and the reverse split, which were effective on August 26, 2011, each share of our preferred stock automatically converted into a number of shares of common stock of the surviving corporation in the migratory merger equal to one-thousand dollars divided by $12.00 per share, the conversion price for the preferred stock as adjusted for the migratory merger and reverse split, as discussed in detail in Note 3 – Reverse Recapitalization of The W Group, Migratory Merger and Reverse Split to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Purchases of Equity Securities

We did not purchase any of our equity securities during the quarter ended September 30, 2011. However, on October 31, 2011, pursuant to a Stock Purchase Agreement between us and Gary S. Winemaster, our Chief Executive Officer and President, and a member of our Board of Directors, we purchased 830,925 shares of our common stock from Mr. Winemaster. See Note 13, Subsequent Events, of the notes to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for a description of this transaction.

During this three-month period, we did not have, and do not currently have, any stock repurchase plans or programs.

Item 6.	Exhibits.

Exhibit	Description

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011 (incorporated by reference from Exhibit 3.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed August 19, 2011).

3.2	Bylaws of Power Solutions International, Inc., a Delaware corporation, adopted August 12, 2011 (incorporated by reference from Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed August 19, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: November 14, 2011	By:	/s/ Thomas J. Somodi
Thomas J. Somodi
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)