Form 10-Q
period 2012-03-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2012-05-15
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

As of May 9, 2012, there were 9,064,537 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
(Dollar amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash	$156	$—
Accounts receivable, net	27,585	29,523
Inventories, net	42,213	33,393
Prepaid expenses and other current assets	1,425	1,291
Deferred income taxes	2,122	1,814

Total current assets	73,501	66,021

Property, plant & equipment, net	3,710	3,611
Other noncurrent assets	2,004	1,451

TOTAL ASSETS	$79,215	$71,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Income taxes payable	$1,748	$564
Current maturities of long-term debt	23	23
Line of credit	—	19,666
Accounts payable	31,972	27,574
Accrued liabilities	3,769	4,015

Total current liabilities	37,512	51,842

LONG-TERM OBLIGATIONS
Line of credit	20,751	—
Deferred income taxes	490	490
Private placement warrants	3,863	3,270
Long-term debt, net of current maturities	35	41
Other noncurrent liabilities	90	116

TOTAL LIABILITIES	62,741	55,759

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock—$0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at March 31, 2012 and December 31, 2011.	—	—
Common stock—$0.001 par value. Authorized: 50,000,000 shares. Issued and outstanding: 9,064,537 at March 31, 2012 and December 31, 2011.	10	10
Additional paid-in-capital	10,154	10,154
Retained earnings	10,560	9,410
Treasury stock, at cost, 830,925 shares at March 31, 2012 and December 31, 2011.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	16,474	15,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,215	$71,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net sales	$48,072	$31,353
Cost of sales	39,843	25,374

Gross profit	8,229	5,979

Operating expenses
Research & development and engineering	1,727	992
Selling and service	1,702	1,392
General and administrative	1,764	1,302

Total operating expenses	5,193	3,686

Operating income	3,036	2,293

Other expense
Interest expense	227	629
Other expense, net	628	—

Total other expense	855	629

Income before income taxes	2,181	1,664
Income tax provision	1,031	603

Net income	$1,150	$1,061

Undistributed earnings	$1,150	$1,061

Undistributed earnings allocable to Series A convertible preferred shares	$—	$1,021

Undistributed earnings allocable to common shares	$1,150	$40

Weighted-average preferred shares outstanding
Basic	—	95,961
Diluted	—	95,961
Weighted-average common shares outstanding
Basic	9,064,537	312,500
Diluted	9,064,537	312,500
Undistributed earnings per share – basic
Series A convertible preferred shares	$—	$10.64
Common shares	$0.13	$0.13
Undistributed earnings per share – diluted
Series A convertible preferred shares	$—	$10.64
Common shares	$0.13	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flows from operating activities
Net income	$1,150	$1,061
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	232	181
Deferred income taxes	(308)	(79)
Increase in accounts receivable allowances	42	64
Increase in valuation of private placement warrants	593	—
Loss on disposal of assets	36	—
(Increase) decrease in operating assets
Accounts receivable	1,896	(2,288)
Inventories	(8,820)	1,480
Prepaid and other current assets	(134)	—
Other noncurrent assets	(388)	(154)
Increase (decrease) in operating liabilities
Accounts payable	8,089	1,364
Accrued liabilities	(246)	(108)
Deferred revenue	(26)	—
Income taxes payable	1,184	682

Net cash provided by operating activities	3,300	2,203

Cash flows from investing activities
Purchases of property, plant, equipment and other assets	(345)	(314)

Net cash used in investing activities	(345)	(314)

Cash flows from financing activities
Decrease in cash overdraft	(3,780)	(301)
Net change in revolving line of credit-prior to March 20, 2012 amendment	4,249	—
Net change in prior revolving line of credit	—	(669)
Advances from revolving line of credit-post March 20, 2012 amendment	561	—
Repayments of revolving line of credit-post March 20, 2012 amendment	(3,725)	—
Proceeds from long-term debt	—	43
Payments on long-term debt and capital lease obligations	(6)	(609)
Cash paid for transaction and financing fees	(98)	(353)

Net cash used in financing activities	(2,799)	(1,889)

Net change in cash	156	—
Cash at beginning of period	—	—

Cash at end of period	$156	$—

Supplemental disclosures of cash flow information
Cash paid for interest	$189	$580
Cash paid for income taxes	$155	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except per share amounts)

1. Description of the Company and business operations

Description of the Company

Power Solutions International, Inc., a Delaware corporation, is the successor in the Migratory Merger (as defined below) to Power Solutions International, Inc., a Nevada corporation (“Power Solutions International” and “PSI” refer to Power Solutions International, Inc., a Nevada corporation, prior to the consummation of the Migratory Merger, and Power Solutions International, Inc., a Delaware corporation, following the consummation of the Migratory Merger). Power Solutions International, Inc., a Nevada corporation, was formerly known as Format, Inc. (“Format”), and prior to the consummation of the Reverse Recapitalization (as defined below), was engaged, to a limited extent, in EDGARizing corporate documents for filing with the Securities and Exchange Commission (“SEC”) and in providing limited commercial printing services. On April 29, 2011, Format consummated a reverse acquisition transaction with The W Group, Inc. and its subsidiaries (“The W Group”). The W Group remained as the surviving corporation of the reverse acquisition, becoming a wholly-owned subsidiary of Power Solutions International. Based upon the nominal operations and assets of Format immediately prior to the consummation of the reverse acquisition and the other transactions described in Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” Format may have been deemed to have been a “shell company” (as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Therefore, the reverse acquisition transaction was accounted for as a reverse recapitalization and no goodwill or intangible assets were recorded (“Reverse Recapitalization”). The W Group was the accounting acquiror in the Reverse Recapitalization because The W Group’s former stockholders received the greater portion of the voting rights in the combined entity, and The W Group’s senior management represented all of the senior management of PSI immediately following the consummation of the transaction. Therefore, it is The W Group’s historical financial position and results of operations that are presented in the unaudited condensed consolidated financial statements, with The W Group’s historical equity restated to reflect the originally issued and outstanding equity of Format, plus the equity issued by Power Solutions International, pursuant to the Reverse Recapitalization.

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

On August 26, 2011, pursuant to the Migratory Merger, Power Solutions International, Inc., a Nevada corporation, merged into its newly-created, wholly-owned subsidiary Power Solutions International, Inc., a Delaware corporation, which effected its reincorporation into the State of Delaware from the State of Nevada and effected a reverse stock split of its common stock by converting each 32 shares of common stock of Power Solutions International, Inc., a Nevada corporation, into one share of common stock of Power Solutions International, Inc., a Delaware corporation, as the surviving entity in the Migratory Merger. See Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” for a further description of the Migratory Merger and Reverse Split.

Nature of business operations

The Company is a global producer and distributor of a broad range of high performance, certified low emission, power systems for original equipment manufacturers of off-highway industrial equipment (“industrial OEMs”). The Company’s customers include companies that are large, industry-leading and/or multinational organizations, and the Company is a sole source power system provider for most of its customers. The Company’s products and services are sold predominantly to customers throughout North America, as well as, to customers located throughout Asia and Europe.

         The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow the Company to provide to its customers power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine block integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company currently obtains the engines which are integrated into its power systems from third party suppliers. The Company is in the process of conducting research and development for the purpose of designing and developing and manufacturing one of its engines in-house. Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which the Company coordinates significant design efforts with third party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third party suppliers. Some of the key components (including all of the engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide to its customers a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and through its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel and non-certified power systems and aftermarket components.

2. Basis of presentation

Unaudited condensed consolidated financial statements

The unaudited condensed consolidated financial statements of Power Solutions International, Inc. present information in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and have been prepared pursuant to the rules and regulations of the SEC and in the opinion of management reflect all normal and recurring adjustments necessary to present fairly the interim periods of the unaudited condensed consolidated financial position, results of operations and cash flows of the Company, The W Group and its wholly-owned subsidiaries for the periods presented, including retroactive restatement to reflect the 1-for-32 Reverse Split approved by the stockholders in their vote on the Migratory Merger and Reverse Split which were effective August 26, 2011 (and described below in Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger”), as required in accordance with SEC Staff Accounting Bulletin (SAB) Topic 4C Equity Accounts — Change in Capital Structure, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. Accordingly, the unaudited condensed consolidated balance sheets presented herein reflect a reduction in the aggregate dollar value of common shares issued and outstanding, with a corresponding increase reflected in additional paid-in capital of approximately $0.01 million, as detailed in Note 11, “Stockholders’ equity.” Total authorized shares were unchanged by the Reverse Split. The consummation of the Migratory Merger and Reverse Split, effective on August 26, 2011, also triggered the automatic conversion of the shares of the Company’s preferred stock to Company common stock. In accordance with ASC 260, the conversion of the Company’s preferred stock is presented prospectively from August 26, 2011, in the Company’s results as of and for the year ended December 31, 2011, resulting in a $9.7 million increase in additional paid in capital and elimination of the Series A Convertible Preferred Stock in the Company’s unaudited condensed consolidated balance sheet as of December 31, 2011, also detailed in Note 11, “Stockholders’ equity.” Earnings per share is calculated based upon the weighted average shares which reflect the conversion of the preferred shares to shares of the Company’s common stock effective August 26, 2011, as restated for the Reverse Split.

These unaudited condensed consolidated financial statements should be read in conjunction with, and have been prepared in conformity with, the accounting principles reflected in the consolidated financial statements and related notes included in Power Solutions International Inc’s, Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As these financial statements have been prepared pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the financial statements and related notes prepared in accordance with GAAP have been condensed or omitted.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of The W Group, Inc., a wholly-owned subsidiary of Power Solutions International, Inc., and its wholly-owned subsidiaries, Power Production, Inc., Power Great Lakes, Inc., Power Solutions, Inc., Power Global Solutions, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., XISync, LLC, PSI International, LLC, and Power Properties, L.L.C. Collectively, these entities produce and distribute off-highway industrial engines and provide aftermarket support for the industrial engine market. All significant intercompany balances and transactions have been eliminated in consolidation.

Significant accounting policies

The Company’s significant accounting policies as of December 31, 2011, are described in the Company’s annual report, dated March 30, 2012, filed on Form 10-K with the Securities and Exchange Commission. There have been no material changes with respect to the Company’s significant accounting policies subsequent to December 31, 2011, with the exception of cash and cash equivalents. Prior to its amendment on March 20, 2012, the Company’s loan and security agreement with Harris N.A. (now known as BMO Harris Bank, N.A (“BMO Bank”)) (“Harris Agreement”), required that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company did not maintain cash or cash equivalents on its consolidated balance sheet, but instead funded its operations through borrowings under its revolving line of credit. As further described in Note 9 “Line of credit” the Harris Agreement was amended effective March 20, 2012 and, among other things, cash balances are no longer automatically swept by BMO Bank and applied against the revolving line of credit. Under ASC 470-10-45, Debt, the elimination of the automatic sweeping of the Company’s cash and applying it against the revolving line of credit results in a change in the presentation of the revolving line of credit from a current liability to the long-term portion of the Company’s consolidated balance sheet. Accordingly, the Company has presented the revolving line of credit as a long-term obligation on its balance sheet subsequent to March 20, 2012, the effective date of the Amended Agreement. In addition, at March 31, 2012, the Company has a cash balance recorded on its consolidated balance sheet. Management has adopted an additional significant accounting policy based on this change as presented below.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

3. Recently issued accounting pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), the SEC and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the Company. The following are recent accounting pronouncements that have been adopted during the three months ended March 31, 2012.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, an update to Topic 820 — Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provided guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and did not extend the use of fair value accounting. This ASU was effective for interim and annual periods beginning after December 15, 2011, and was to be applied prospectively. Based upon the nature of the Company’s financial assets and liabilities, the adoption of this amendment on January 1, 2012, did not have a material impact on the Company’s unaudited condensed consolidated financial position and results of operations. Information regarding the Company’s Fair Value Measurements and Disclosures is included in Note 8 – “Fair Value of Financial Instruments”.

In June 2011, the FASB released ASU No. 2011-05, “Presentation of Comprehensive Income,” which eliminated the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. In addition, this update required entities to present the reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented. However, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely deferred this provision of ASU 2011-05. The amendments do not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and has been applied retrospectively. As this guidance only revises the presentation of comprehensive income and due to the fact that the Company does not have equity items considered as comprehensive income, the adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

4. Reverse recapitalization of The W Group, private placement, reverse split and migratory merger

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

The W Group was considered the acquiror for accounting purposes, and has accounted for the transaction as a reverse recapitalization because (1) The W Group’s former stockholders received the greater portion of the voting rights in the combined entity, (2) The W Group’s senior management represented all of the senior management of the combined entity and (3) immediately prior to the transaction, Format, Inc., was a company with nominal operations and assets. Consequently, the assets and liabilities and the historical operations that are reflected in Power Solutions International, Inc.’s unaudited condensed consolidated financial statements are those of The W Group and have been recorded at the historical cost basis of The W Group, with a recapitalization adjustment to report the issued equity of PSI. However, PSI has accounted for the reverse acquisition as a reverse recapitalization of The W Group, and no goodwill or other intangible assets have been recorded because immediately prior to, and at the time of the reverse acquisition, Format Inc., the accounting acquiree, was a company with nominal assets and nominal operations, engaged to a limited extent in EDGARizing corporate documents for filing with the SEC and limited commercial printing services.

The results of operations of Format, Inc. have not been included in the unaudited condensed consolidated statement of operations from the date of the Reverse Recapitalization, April 29, 2011, because Format had nominal operations and assets, which consisted mostly of cash immediately prior to consummation of the Reverse Recapitalization transaction. In accordance with the accounting for an entity with nominal operations and assets under a reverse recapitalization transaction, the net income and equity of Format immediately prior to the Reverse Recapitalization have been reclassified to preferred equity. The related party obligations owed by Format immediately prior to the Reverse Recapitalization were settled through the terms of a repurchase agreement while the remaining obligations were settled with the available cash on Format Inc.’s balance sheet. Immediately prior to the reverse acquisition transaction, Format had assets with a net book value of $5,000 which were written off in connection with the transaction.

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

In connection with the Private Placement, the Company also issued to Roth Capital Partners, LLC (“Roth”) a warrant (“Roth Warrant”) to purchase initially 3,360,000 shares of PSI common stock (share amount prior to the Reverse Split defined below), subject to certain limitations on exercise set forth in the Roth Warrant. On September 1, 2011, the Roth Warrant was exercised. See Note 11, “Stockholders’ equity” for further details of this transaction.

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

The impact of the above transactions and subsequent exercise on September 1, 2011 of the Roth Warrant on the Company’s issued capital is further described in Note 11, “Stockholders’ equity.”

5. Earnings per share

The Company computes earnings per share by applying the guidance stated in ASC 260, Earnings per Share, to determine the net income (loss) available per share of its common stock. Earnings per share (“EPS”) was calculated using the two-class method until the conversion of the shares of the Company’s preferred stock to Company common stock (as described above under Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger”), because the convertible preferred shares participated in any undistributed earnings with the common stockholders, specifically, on a one-to-one, as-if converted basis (without giving effect to the limitations on conversion of the preferred stock). Thus, under the two-class method, earnings allocated to preferred shares were based upon the proportion of the “as-if converted” preferred shares to the combined total of common shares, plus the “as-if converted” shares. Basic and diluted EPS under the two-class method was then calculated by dividing these earnings allocated to common shares by the weighted average of the actual common shares outstanding during the reporting period after giving effect to the adjustment for the Reverse Split.

Though the Company did not pay dividends prior to the Reverse Split, because the preferred stock granted the right to participate in undistributed earnings with Company common stock, it was considered a participating security, and the Company applied the two-class method to calculate per share amounts for distributed and undistributed earnings required under ASC 260-10-45, until all of the shares of preferred stock were converted into shares of Company common stock. Upon the effectiveness of the Reverse Split on August 26, 2011, all shares of the Company’s preferred stock automatically converted into shares of the Company’s common stock. Effective upon, and at all times since, the conversion of the Company preferred stock to Company common stock, the treasury stock method has been used to compute earnings per share.

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

Anti-dilutive potential common shares excluded from the diluted earnings per share computation

Diluted earnings per share, under both the two-class method and the treasury stock method, is calculated by evaluating the dilutive effect of potential shares of the Company’s common stock issuable through the exercise for Company common stock of the Private Placement Warrants and, prior to its exercise, the Roth Warrant. The PSI preferred stock was subject to full-ratchet anti-dilution whereby, upon the issuance (or deemed issuance) of shares of PSI common stock at a price below the then-current conversion price of the PSI preferred stock, subject to specified exceptions, the conversion price of the PSI preferred stock would have been reduced to the effective price of PSI common stock so issued (or deemed to be issued).

The purchase agreement for the Private Placement contains the following provision, which may be deemed to be a form of anti-dilution protection: if prior to the earlier of (a) the second anniversary of the date on which the registration statement for the shares of Company common stock underlying the preferred stock and the Private Placement Warrants becomes effective and (b) 180 days after the closing of a firm commitment public underwritten offering of equity securities resulting in gross proceeds of not less than $15.0 million, the Company issues equity securities in a public or private offering (or series of related offerings) resulting in gross proceeds to the Company of at least $5.0 million at or below an effective price per share of $12.00 as adjusted for the Reverse Split (“Reset Price”), subject to further adjustment, the Company will have to issue to each investor in the Private Placement (1) additional shares of Company common stock so that after giving effect to such issuance, the effective price per share of its common stock acquired by such investors in the Private Placement will be equal to the Reset Price and (2) additional Private Placement warrants covering a number of shares of Company common stock equal to 50% of the shares of its common stock issued pursuant to clause (1) above. These provisions are not triggered based on the market price of Company common stock, but rather on the issuance by the Company of additional equity securities below an effective price per share of $12.00 as adjusted for the Reverse Split. The contingent issuance of additional common shares as a result of the anti-dilution provisions discussed above represents a market-based contingency that does not become a reality until the Company issues securities in the manner described above. The Company’s anti-dilutive potential common shares include 750,002 shares of common stock issuable upon exercise of the Private Placement Warrants, with an exercise price of $13.00 per share, adjusted for the Reverse Split.

Contingently issuable shares per terms of the full ratchet anti-dilution protection granted to the Company’s preferred shares were not evaluated for their dilutive effect, as the conditions for their issuance were not met as of March 31, 2012 and, thus, were not included in diluted earnings per share.

Computation of anti-dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the proceeds of warrant exercises, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. The Roth Warrant (until exercised) and the Private Placement Warrants were evaluated for their potentially dilutive effect using the treasury stock method. The Roth Warrant was cashlessly exercised in full on September 1, 2011, for an aggregate of 62,116 shares of common stock based upon the value of the Company’s common stock as determined pursuant to the Roth Warrant. Due to the Company’s limited trading volume during the three months ended March 31, 2012, the Company estimated the average fair value of its common shares using the estimated fair values derived in the periodic valuations of its Private Placement Warrants liability as of March 31, 2012 and December 31, 2011, as described in Note 11, “Stockholders’ equity,” and Note 8, “Fair value of financial instruments. Based upon an average estimated fair value of $12.06 per share of the Company’s common stock for the three months ended March 31, 2012 and an exercise price of $13.00 per share, all of the potentially issuable shares of common stock were excluded from the diluted EPS calculation.

The computation of basic and diluted earnings per common share is as follows:

	Three months ended March 31,
	2012	2011
Numerator:
Undistributed earnings allocable to common shares	$1,150	$40

Denominator:
Weighted average common shares outstanding-basic	9,064,537	312,500

Weighted average common shares outstanding-diluted	9,064,537	312,500

Earnings per share of common stock—basic:
Earnings per share of common stock—basic	$0.13	$0.13

Earnings per share of common stock—diluted:
Earnings per share of common stock—diluted	$0.13	$0.13

6. Inventories

Inventory consists primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in, as determined by specific serial number identification or market value. Parts are valued at the lower of cost (first-in, first-out) plus freight-in, or market value. When necessary, the Company writes down the valuation of its inventory in an amount equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. The components of inventory were as follows:

	March 31, 2012	December 31, 2011
Raw material	$39,404	$29,128
Finished goods	2,809	4,265

Total	$42,213	$33,393

7. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	March 31, 2012	December 31, 2011
Land	$260	$260
Buildings and improvements	1,983	1,975
Office furniture and equipment	3,187	2,899
Tooling and equipment	3,857	3,775
Transportation equipment	223	223
Construction in progress	475	607

Property, plant and equipment, at cost	9,985	9,739
Accumulated depreciation	(6,275)	(6,128)

Property, plant and equipment, net	$3,710	$3,611

8. Fair value of financial instruments

As of March 31, 2012, the Company measured its financial assets and liabilities under the amended ASC Topic 825, Financial Instruments, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of March 31, 2012, the Company’s warrants issued in the Private Placement were measured at fair value under ASC Topic 825, Financial Instruments. See Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” for further details. The Company’s liability for the warrants issued in the Private Placement is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

As of December 31, 2011, the Fair Value of the Private Placement Warrants was estimated using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the fair value of the Company’s common stock, exercise price, risk-free interest rate, estimated price volatility, term, and dividend yield.

Due to the limited trading activity in the Company’s common stock, the fair value of the Company’s common stock was established through multiple valuation techniques, including (a) the income approach in the form of the discounted cash flow (“DCF”) method and (b) the market approach in the form of (i) the guideline public company method and (ii) the merger and acquisition method.

For the guideline public company method, the Company selected a group of publicly-traded companies that are similar in size, industry, growth stage, or business model. The valuation multiples considered for providing indicated values was the ratio of enterprise value to the last twelve months’ and estimated future earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and the ratio of the market value of equity (“MVE”) to the last twelve months’ and estimated future net income. Both enterprise value and MVE of each guideline public company were calculated based on closing stock prices as of the respective valuation dates.

For the merger and acquisition method, the Company considered information available on three recent transactions involving acquisitions of companies that are similar in size, industry, or business model. The valuation multiple considered for providing indicated values was the ratio of enterprise value to the last twelve months’ EBITDA. The enterprise values of the acquired companies were calculated by adding the equity purchase price to the debt in place of each company’s balance sheet (net of cash acquired).

After establishing the enterprise value, the Company’s net outstanding debt was deducted to determine the Company’s total equity value. Total equity value was then allocated among the securities that comprise the Company’s capital structure using the Black-Scholes method, as described in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” (AICPA Practice Aid). In addition to the total equity value, the Black-Scholes method utilized the following assumptions as of December 31, 2011: an aggregate exercise price of $127.6 million (which reflects the public equivalent value of equity necessary for the Private Placement Warrants to accrue value, which is calculated based on the number of the Company’s common shares issued and outstanding plus the number of Private Placement Warrants, multiplied by the $13.00 per share strike price for the Private Placement Warrants), a remaining contractual term of 4.33 years, an assessment of the risk-free interest rate of 0.6%, an anticipated volatility factor of 60.0% (representing the upper end of the range of implied volatility of publicly traded call options of benchmark companies), and a zero dividend yield. The resulting stock and warrant valuations as of December 31, 2011, were each discounted by 15% reflecting an assessment of the trading activity of the Company common stock and Private Placement Warrants. As of March 31, 3012, the Company’s approach to the valuation has remained consistent, but the inputs were adjusted to current market conditions which reflect an estimated fair value of $13.83 per share for the Company’s common stock, a remaining contractual term of 4.08 years, a volatility factor of 50.0%, a risk-free interest rate of 0.75% and a zero dividend yield. The resulting stock and warrant valuations as of March 31, 2012, were discounted by 7.5% and 15%, respectively, reflecting an assessment of the trading activity of the Company common stock and Private Placement Warrants.

The suggested value from the Black-Scholes method reflects a fully marketable security that is not burdened by limited marketability; however, the Company’s common stock (and by extension the Private Placement Warrants) does not currently have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the Private Placement Warrants.

The following table summarizes fair value measurements by level as of March 31, 2012, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private Placement Warrants liability			$3,863

The following table summarizes fair value measurements by level as of December 31, 2011, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private Placement Warrants liability			$3,270

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument for the period ended March 31, 2012:

Balance at December 31, 2011	$3,270
Change in the value of private placement warrants liability	593

Balance at March 31, 2012	$3,863

Financial assets and liabilities not measured at fair value

As of March 31, 2012, the Company’s line of credit (including accrued interest recorded under accrued liabilities) and notes payable recorded on the unaudited condensed consolidated balance sheets are carried at cost. The carrying value of the line of credit and notes payable obligations approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities and the Company’s credit rating has not changed significantly since the origination of these financial liabilities. Under ASC Topic 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy as the inputs to their valuation are market observable.

9. Line of credit

On April 29, 2011, in connection with the closing of the Reverse Recapitalization, The W Group and Power Solutions International, Inc. entered into a loan and security agreement with Harris N.A. (now known as BMO Harris Bank, N.A.), as earlier defined in Note 2, “Basis of presentation,” as the Harris Agreement, which replaced the existing loan and security agreement that The W Group had with its senior lender (“Prior Credit Agreement”) prior to the closing of the Reverse Recapitalization. Pursuant to the Harris Agreement, among other things, the maximum loan amount was reduced from the maximum loan amount under The W Group’s Prior Credit Agreement to reflect The W Group’s repayment in full of its two previously outstanding term loans under the Prior Credit Agreement, and the financial covenants under the Prior Credit Agreement were replaced with a new fixed charge coverage ratio covenant. Prior to its amendment on March 20, 2012, the Harris Agreement provided for borrowings up to $35.0 million under a revolving line of credit and was scheduled to mature on April 29, 2014. The Harris Agreement was collateralized by substantially all of the Company’s assets. The Company was also required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio and a limitation on annual capital expenditures. The Harris Agreement contained customary covenants and restrictions, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Harris Agreement required cash accounts to be held with BMO Bank. Historically, the Company’s financing arrangements, including the Harris Agreement required that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company did not maintain cash or cash equivalents on its consolidated balance sheet, but instead funded its operations through borrowings under its revolving line of credit.

Under the Harris Agreement and prior to the amendment of the loan and security agreement on March 20, 2012: (a) the Company was a party to the Harris Agreement and pledged all of its shares of The W Group to BMO Bank as collateral for the revolving line of credit; (b) there were no term loans; (c) the revolving line of credit bore interest at BMO Bank’s prime rate (3.25% at March 31, 2012) plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) the Company had a limitation on annual capital expenditures; (e) a fixed charge coverage ratio was included, except that this fixed charge coverage ratio under the Harris Agreement excluded certain historical debt service costs and certain other one-time expenses, both as defined in the Harris Agreement.

On March 20, 2012, the loan and security agreement with BMO Bank was amended (the Harris Agreement, as so amended, the “Amended Agreement”) to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. Under the terms of the Amended Agreement: (a) the revolving line of credit bears interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused line fee has been reduced to 0.25%; and (c) the Company is only required to report its compliance with the fixed charge coverage ratio for any month when the Company’s Excess Availability, as defined in the Amended Agreement, is less than the Liquidity Threshold, as defined in the Amended Agreement. The Liquidity Threshold is defined as the greater of (i) $7,500,000 or (ii) 12.5% of the total credit facility of $50.0 million, as may be reduced from time to time pursuant to the terms of the Amended Agreement. When required to report its compliance with the fixed charge coverage ratio, the Company must continue to report its compliance with the fixed charge coverage ratio until it has exceeded the Liquidity Threshold for 60 consecutive days. Additionally, under the Amended Agreement, cash balances are no longer automatically swept by BMO Bank, and, as a result, from time to time, the Company may carry cash balances on its consolidated balance sheet.

As of March 31, 2012, $2.8 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance as of March 31, 2012, of $18.0 million had been designated to bear interest at the LIBOR rate, plus an applicable margin which equated to 2.24%. The unused and available line of credit balance was $27.1 million at March 31, 2012. The Company was in compliance with the financial covenants under the Amended Agreement as of March 31, 2012.

As of December 31, 2011, $4.7 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance as of December 31, 2011, of $15.0 million had been designated to bear interest at the LIBOR rate, plus an applicable margin which equated to 2.29%. The unused and available line of credit balance was $15.3 million at December 31, 2011. The Company was in compliance with the financial covenants under the Harris Agreement as of December 31, 2011.

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

The computation of the annual ETR at each interim period requires certain estimates and significant judgments, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes. For 2012, the Company’s annual ETR is 37.2%, excluding the impact of changes in the valuation of the Private Placement Warrants which is permanently excluded from taxable income.

The Company’s ETR for the three months ended March 31, 2012 was 47.3% compared with 36.2% for the comparable prior year period. The increase in the ETR over the prior year comparable period is the result of a $0.6 million non-cash, non-tax deductible expense relating to the increase in the liability of the Private Placement Warrants from December 31, 2011 to March 31, 2012. Given the subjectivity and volatility of the valuation of the Private Placement Warrants, it is not possible to project the impact of the change in the Private Placement Warrants for the full year and thus this item is excluded from the company’s full year effective tax rate. As a result, the Company includes the full effect of the change in the valuation of the Private Placement Warrants as a discrete item in the quarter, resulting in an expense that is not benefited for tax purposes.

11. Stockholders’ equity

The Company’s equity securities, the Private Placement Warrants and Roth warrant issued in connection with the transactions described in Note 4, “Reverse recapitalization of The W group, private placement, reverse split and migratory merger,” and the related transaction costs incurred, are explained below.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. At March 31, 2012, 9,064,537 shares of common stock were issued and outstanding. Each holder of a share of common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably, such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. See Series A Convertible preferred stock below for a discussion of the automatic conversion of the Company’s shares of preferred stock into shares of common stock upon consummation of the Migratory Merger and Reverse Split.

Series A Convertible preferred stock

Series A Convertible preferred stock was convertible into shares of the Company’s common stock at any time at the election of its holder subject to limitations on conversion set forth in the certificate of designation and automatically converted into shares of the Company’s common stock on August 26, 2011, the effective date of the Migratory Merger and Reverse Split. The preferred stock conversion price was $12.00 per share giving effect to the Reverse Split and was subject to adjustment for non-cash dividends, distributions, stock splits or other subdivisions or reclassifications of Company common stock. Series A Convertible preferred stock was also subject to full-ratchet anti-dilution protection whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock, subject to specified exceptions, the conversion price of the Company’s preferred stock would have been reduced to the effective price of its common stock so issued (or deemed to be issued). The Company preferred stock did not have a stated maturity date, and upon the occurrence of the liquidation, dissolution or winding up of the Company each holder of preferred stock would have been entitled to be paid before any distribution or payment was made upon the Company’s common stock. The Company preferred stock could only have been converted to shares of its common stock and was not redeemable for cash upon the occurrence of any other events. The Company preferred stock was not within the scope of ASC 480, Distinguishing Liabilities from Equity, as the preferred stock was not a mandatorily redeemable financial instrument; it did not embody an obligation to repurchase the Company’s equity shares by transferring assets; and it did not embody an unconditional obligation to issue a variable number of the Company’s equity shares. Accordingly, the Company’s preferred stock did not meet the conditions in paragraph 2 of ASC 480-10-S99-3A (as interpreted in paragraph 3f) that would require temporary equity classification. Therefore, the preferred stock was classified as permanent equity on the Company’s balance sheet.

        The allocation of the $18.0 million Private Placement proceeds to Company preferred stock and Private Placement Warrants is described below. The respective values of the preferred stock and warrants issued in the Private Placement were separately estimated and applied to these respective securities for purposes of applying the appropriate accounting guidance to each security. The value assigned to the shares of preferred stock was computed on an “as-if” converted basis and derived through an estimation of the fair value of the Company’s common stock as of April 29, 2011, the date upon which the Reverse Recapitalization and Private Placement occurred, and represented the residual amount of the $18.0 million Private Placement proceeds after determining the value of the Private Placement Warrants as discussed further under Private placement warrants. The Company estimated the fair value of its common stock using the “Backsolve Method,” as described in the current working draft of the American Institute of Certified Public Accountants practice aid Valuation of Privately Held Company Equity Securities Issued as Compensation. The Backsolve Method, a form of the market approach to valuation, derives the implied equity value for one type of equity security (e.g. common equity) from a contemporaneous transaction involving another type of equity security (e.g., preferred stock). In this case, the Company solved for the common equity value ($10.08 per share as adjusted for the Reverse Split) in an option pricing model such that the aggregate value of the securities issued in the Private Placement, considering both the Company’s preferred stock component and Private Placement Warrants component, equaled $18.0 million. That is, $10.08 per common share multiplied by 1,500,009 shares of the Company’s common stock issuable upon conversion of the shares of the Company’s preferred stock issued in the Private Placement (as adjusted for the Reverse Split, as-if converted basis) plus $3.85 per share multiplied by 750,002 shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants (as adjusted for the Reverse Split) equals $18.0 million. Accordingly, the value assigned to the Company preferred stock was $15.1 million of the $18.0 million gross proceeds received in the Private Placement. After reflecting the costs associated with the Reverse Recapitalization and allocation of the transaction costs associated with the Private Placement, as described below under Transaction costs, the value of the Company’s preferred equity was $9.7 million immediately prior to its elimination upon the automatic conversion of the shares of the preferred stock to shares of Company common stock on August 26, 2011, the effective date of the Migratory Merger and Reverse Split.

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

The host contract (i.e. the Company preferred stock), absent the conversion option, did not provide the holders with principal protection, and it encompassed a residual interest in the Company. Therefore, the host contract was more analogous to equity. The conversion option enabled the holders to convert the Company preferred stock into shares of Company common stock, subject to certain adjustments and limitations on conversion. Since the host contract was an equity host and the conversion option was to convert the preferred stock into Company common stock and both possessed principally equity characteristics related to the same entity, the economic characteristics and risks of the conversion option were clearly and closely related to those of the Company preferred stock host contract. Therefore, the requirements in paragraph ASC 815-15-25-1(a) were not met. Accordingly, the embedded conversion option was not required to be separately classified and accounted for apart from the Company preferred stock.

Private placement warrants

For every share of Company common stock issuable upon conversion of preferred stock purchased in the Private Placement, each investor in the Private Placement also received a Private Placement Warrant to purchase one-half of a share of the Company’s common stock, at an exercise price of $13.00 per share as adjusted for the Reverse Split, subject to further adjustment for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock. These warrants represent the right to purchase a total of 750,002 shares of the Company’s common stock. The Private Placement Warrants are also subject to full ratchet anti-dilution protection whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock at a price below the then-current exercise price of the Private Placement Warrants, subject to specified exceptions, the exercise price of the Private Placement Warrants shall be reduced to the effective price of the Company’s common stock so issued (or deemed to be issued). The Private Placement Warrants will expire on April 29, 2016.

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

Also, pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in a public or private offering or in a series of related offerings, resulting in gross proceeds to the Company of at least $5.0 million at or below an effective price per share of $12.00 as adjusted for the Reverse Split, subject to further adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock. See Series A Convertible preferred stock above for a detailed description of this provision.

The Company’s Private Placement Warrants are accounted for as a liability, in accordance with ASC 480-10-25-14, Distinguishing Liabilities from Equity. ASC 480-10-25-14 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. The effect of the change in value of the obligation is reflected as “Other (income) expense” in the Company’s unaudited condensed consolidated statement of operations.

The Private Placement Warrants issued with the 18,000 shares of the Company’s preferred stock had an estimated fair value of $2,887,000 at the closing of the Reverse Recapitalization transaction and the Private Placement on April 29, 2011, determined based upon an agreed-upon exercise price of the Private Placement Warrants; the purchase price for (value of) the Company’s preferred stock and Private Placement Warrants, in the aggregate as agreed upon with the investors in the Private Placement; an assessment of an appropriate risk-free interest rate of 2.1%, an anticipated volatility factor of 50.0%, and a zero percent dividend yield, all incorporated into a valuation using the Black-Scholes option pricing model. The Company determined that the five-year Treasury Bond yield was a reasonable assumption for a risk-free rate, and that an appropriate volatility rate would represent the upper end of the range of implied volatility of publicly traded call options of benchmark companies, which reflects the mid-range of their historical volatility. The Company’s past history of not paying dividends and management’s intentions to continue such a dividend policy resulted in a zero dividend yield assumption. The five-year term of the Private Placement Warrants, the stated warrant exercise price of $13.00 per share (as adjusted for the Reverse Split), when the Private Placement Warrants became exercisable, and the Company’s common stock valuation of $10.08 per share (as adjusted for the Reverse Split), when the Private Placement Warrants became exercisable, comprise the balance of the inputs into the Black-Scholes pricing model for the warrant valuation. See Note 8, “Fair value of financial instruments,” for further detail describing the valuation approach for the Private Placement Warrants as of March 31, 2012.

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

The estimated fair value of the Roth Warrant of $0.4 million as of the consummation of the Private Placement on April 29, 2011 was determined using the same assumptions used to value the Private Placement Warrants described above, and by using the same inputs, but for its specific exercise price of $13.20 per share as adjusted for the Reverse Split. The Roth Warrant was classified as equity and was recorded as an adjustment between the Roth Warrant and the Company’s preferred stock equity. Unlike the Private Placement Warrants, the Roth Warrant did not contain, and was not otherwise subject to, any price-based anti-dilution provisions and could only be settled by the Company with a fixed number of shares of the Company’s common stock (subject to customary adjustments for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock). Under ASC 815-40-25, this lack of price-based anti-dilution provisions was the distinctive attribute as compared to the warrants issued in the Private Placement that required the Roth Warrant to be classified as equity on the Company’s unaudited condensed consolidated balance sheet. The valuation of the Company’s preferred stock, common stock and warrants employed the Black-Scholes option pricing model and incorporated the purchase price of the Company’s preferred stock and related warrants issued to investors in the Private Placement, including the warrant issued to Roth, and the Company’s assessment relative to the interest rate, volatility factor, and other inputs utilized in the model. The warrant issued to Roth represented compensation for its services in its capacity as placement agent for the Private Placement, and the warrant’s $0.4 million estimated fair value ($3.80 per share of common stock issuable upon exercise of this warrant as adjusted for the Reverse Split) was recorded as a reduction of capital from the preferred stock issuance.

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

Stock purchase agreement with management stockholder

The Company and Gary S. Winemaster, the Company’s Chief Executive Officer and President, and Chairman of the Board of Directors of the Company, entered into a Stock Purchase Agreement, pursuant to which, on October 31, 2011, the Company purchased from Mr. Winemaster 830,925 shares of Company common stock for $4.25 million, or $5.11 per share. These shares were returned to the Company’s treasury as authorized and issued, but not outstanding, shares of common stock of the Company.

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

Shares reserved for specific purposes

As of March 31, 2012, 750,002 shares of Company common stock remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement. Contingently issuable shares, as described below, will be reserved when the conditions for their issuance have been met.

Contingently issuable securities

Pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in a public or private offering or in a series of related offerings, resulting in gross proceeds to the Company of at least $5.0 million at or below an effective price per share of $12.00 as adjusted for the Reverse Split, subject to further adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock. See Series A Convertible preferred stock above for a detailed description of this provision. The conditions under which such issuance may occur have not yet occurred as of March 31, 2012, nor are they reasonably certain to occur as of the date of issuance of the unaudited condensed consolidated financial statements presented herein.

Registration rights agreement

        In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors in the Private Placement and Roth Capital Partners, LLC, pursuant to which it agreed to file a registration statement on Form S-1, with the SEC, covering the resale of “Registrable Securities” (as defined below) (which includes the shares of the Company’s common stock that were issuable upon conversion of shares of the Company’s preferred stock originally issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the warrants originally issued in the Private Placement and shares of the Company’s common stock that were issuable upon exercise of the Roth Warrant), on or before the date which is 30 days after the closing date of the Private Placement, and to use its commercially reasonable efforts to have such registration statement declared effective by the SEC as soon as practicable. The Company further agreed, within 30 days after it becomes eligible to use a registration statement on Form S-3 to register the Registrable Securities for resale, to file a registration statement on Form S-3 covering the Registrable Securities. Pursuant to the Private Placement Registration Rights Agreement, the holders of Registrable Securities are also entitled to certain piggyback registration rights. “Registrable Securities,” as contemplated by the Private Placement Registration Rights Agreement, means certain shares of the Company’s common stock, including those shares that were issuable upon conversion of shares of Company preferred stock issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the warrants issued with the Company preferred stock in the Private Placement and the shares of the Company’s common stock that were issued upon exercise of the Roth Warrant; provided, that, any such share shall cease to be a Registrable Security upon (A) sale pursuant to the registration statement or Rule 144 under the Securities Act, (B) such share becoming eligible for sale without restriction by the selling securityholder holding such security pursuant to Rule 144 under the Securities Act or (C) such share otherwise becoming eligible for sale without restriction pursuant to Section 4(1) of the Securities Act, provided that, any restrictive legend on any certificate or other instrument representing such shares has been removed or there has been delivered to the transfer agent for such shares irrevocable documentation (including any necessary legal opinion) to the effect that, upon submission by the applicable selling securityholder of the certificate or instrument representing such security, any such restrictive legend shall be removed.

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

In addition, at any time beginning six months after the closing of the Private Placement at which the Company was required to register the shares issuable upon exercise of the warrants issued in the Private Placement, but such shares may not be freely sold to the public, the warrants may be “cashlessly” exercised by the holders thereof. In such circumstances, the warrant holders may “cashlessly” exercise the warrants by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price (such market price as defined in the purchase agreement for the Private Placement) of the Company’s common stock, equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Private Placement Warrants will occur without any cash being paid by the holders of the Private Placement Warrants to the Company. Because the shares issuable upon exercise of the Private Placement Warrants are currently available for resale pursuant to effective registration statements filed by the Company with the SEC, the Private Placement Warrants may not be “cashlessly” exercised at this time. The Roth Warrant contained a similar cashless exercise feature (and was exercised pursuant thereto), except that the Roth Warrant was not “cashlessly” exercisable by its holder prior to the effectiveness of the Reverse Split.

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

The Company is involved in various legal proceedings arising in the normal course of doing business. The Company is required to record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated; however, the resolution of the legal proceedings in which the Company is currently involved, either individually or in the aggregate, is not expected to have a material effect on the Company’s unaudited condensed consolidated results of operations, financial condition or cash flows based upon a review of information currently available to the Company regarding the potential impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to any particular case.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2011, and the related management’s discussion and analysis of financial condition and results of operations, contained in our annual report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (our “2011 Annual Report”).

The discussion and analysis below includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. In evaluating such statements, you should carefully consider the various factors identified in this report and our 2011 Annual Report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those factors set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 in this Quarterly Report on Form 10-Q.

Overview

Organization

We design, manufacture, distribute and support power systems for industrial OEMs across a broad range of industries, including stationary electricity power generation, oil and gas, material handling, aerial work platforms, industrial sweepers, arbor, welding, airport ground support, turf, agricultural, construction and irrigation. Our engineering personnel design and test power system solutions and components supporting those solutions. Our major engine suppliers include Perkins/Caterpillar, General Motors and Doosan, and we source components from a variety of domestic and global suppliers. We operate as one business and geographic segment. Accordingly, the following discussion is based upon this presentation.

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

Factors affecting comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Public company expenses

Subsequent to the reverse recapitalization on April 29, 2011, we became a public company. As a result, our general and administrative expenses have increased as we pay our employees, legal counsel and accountants to assist us in, among other things, establishing and maintaining a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports under the federal securities laws. In addition, as a public company the cost of director and officer liability insurance has increased. We have also incurred additional costs associated with compensation of non-employee directors.

Stock-based and other executive compensation

Prior to the reverse recapitalization and the private placement (and since the consummation thereof through March 31, 2012), we had not granted or issued any stock-based compensation. Accordingly, we had not recognized any stock-based compensation expense. We are considering adopting an equity compensation plan and making awards under such a plan to our directors, officers and other employees and possibly to consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods.

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

Cash and cash equivalents and revolving line of credit

On March 20, 2012, we amended our credit agreement with BMO Harris Bank, N.A. As a result of the changes to our credit agreement, our cash balances are no longer automatically swept and applied against our revolving line of credit by BMO Harris Bank, N.A. Accordingly, subsequent to March 20, 2012, we may have cash recorded on our consolidated balance sheet and we have adopted an additional significant accounting policy based on this change which is described in Note 2 to our condensed consolidated financial statements included in this Form 10-Q.

Results of operations

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

Net sales

Our net sales increased $16.7 million (53.3%) to $48.1 million for the three months ended March 31, 2012, compared to $31.4 million for the three months ended March 31, 2011, of which power system sales accounted for $16.0 million of the increase with the remaining $0.7 million increase attributable to sales of aftermarket parts. Sales volume (as opposed to price increases) accounted for $15.5 million of the increase in the quarter ended March 31, 2012 as compared to the same period in 2011.

Gross profit

Our gross profit increased $2.3 million (37.6%) to $8.2 million for the three months ended March 31, 2012, from $6.0 million for the three months ended March 31, 2011, primarily due to the increase in sales volume. As a percentage of net sales, gross margin was 17.1% for the period ended March 31, 2012, compared to 19.1% in the same period of 2011. The lower gross margin in the three months ended March 31, 2012 was attributable to a shift in our product mix as compared to the same period in 2011. However, this shift in product mix was partially offset by spreading our production costs over higher volumes.

Research & development and engineering

Research & development and engineering expense increased $0.7 million (74.1%) to $1.7 million for the three months ended March 31, 2012, as compared to $1.0 million in 2011. Research & development and engineering activities are staff intensive; thus, costs incurred primarily consist of salary and benefits for professional engineers and amounts paid to third parties for contract services associated with our research and development activities. During the first quarter of 2012, we added engineering staff, which increased our compensation and benefits expense by $0.4 million, and we expended $0.3 million for prototype and component costs, both of which were incurred to support our research, development and engineering of new power systems. This increase was partially offset by a $0.1 million decrease in emission certification fee expense. The remaining increase of $0.1 million was attributable to other research & development and engineering expenses, none of which was individually significant. As a percentage of net sales, research & development and engineering expenses increased to 3.6% for the three months ended March 31, 2012, compared to 3.2% for the same period of 2011, primarily due to the additional staff and costs associated with these development projects.

Selling and service

Selling and service expenses increased $0.3 million (22.2%) to $1.7 million for the three months ended March 31, 2012, from $1.4 million in the same period of 2011. Warranty expense increased $0.1 million and expenses for potentially uncollectible customer accounts increased $0.1 million, both of which were principally attributable to the increase in sales activity quarter over quarter. Compensation, benefits and commissions costs increased $0.1 million, which was attributable to both general wage increases, as well as commission costs associated with our overall sales. As a percentage of net sales, selling and service expenses decreased to 3.5% in 2012 compared to 4.4% in 2011, as we effectively increased sales with our existing sales infrastructure.

General and administrative

General and administrative expenses increased $0.5 million (35.6%) to $1.8 million for the three months ended March 31, 2012, from $1.3 million in 2011. Wages and benefits increased $0.3 million as a result of the additional staff added to support both our higher sales volume and public company responsibilities. In addition, our professional and consulting fees increased $0.1 million quarter-over-quarter, which increase was principally due to legal fees incurred in connection with being a public company. The remaining increase in other general and administrative expense components was $0.1 million, none of which was individually significant. As a percentage of net sales, general and administrative expenses decreased to 3.7% in the three months ended March 31, 2012, from 4.2% in 2011 as we effectively managed these expenses while increasing our sales.

Other expense, net

Interest expense decreased $0.4 million (63.9%) to $0.2 million for the three months ended March 31, 2012, as compared to $0.6 million for the three months ended March 31, 2011. Our average outstanding bank borrowings were $9.0 million lower for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was attributable to the payoff of our bank term debt and a reduction in our outstanding revolving line of credit from the proceeds received in the private placement that was completed on April 29, 2011. In addition, the weighted average borrowing rate on our bank debt decreased from 5.86% in the three months ended March 31, 2011 to 2.57% for the three months ended March 31, 2012. Holding all other variables constant, we expect that for the full year our effective interest rate will decrease from prior year periods as a result of the credit facility entered into on April 29, 2011 and subsequently amended on March 20, 2012. For a description of our credit facility, See “Liquidity and Capital Resources – Credit Agreement” below.

Also, other expense, net was $0.6 million for the three months ended March 31, 2012, as compared to none for the same period in 2011. The expense represents an increase in the estimated fair value of the private placement warrants that are recorded as a liability on our condensed consolidated balance sheet.

Income tax expense

Our income tax expense increased $0.4 million to $1.0 million as of March 31, 2012, as compared to $0.6 million in the same period in 2011. The increase in our income tax expense was principally attributable to the improvement in our operating results. Our effective tax rate for the three months ended March 31, 2012 was 47.3% as compared with 36.2% for the same period in the prior year. Our effective tax rate was negatively impacted by the change in the value of the private placement warrants discussed above in “Other (income) expense, net.” As the expense associated with the change in the private placement warrants is not deductible for income tax purposes, this expense resulted in an increase in our effective tax rate from 36.2% to 47.3% for the three months ended March 31, 2012. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs.

Liquidity and Capital Resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity are cash flows from operations, principally collections of customer accounts receivable and borrowing capacity under our credit facility. Prior to the amendment of our credit facility with BMO Harris Bank, N.A. (formerly Harris N.A.) on March 20, 2012, our existing and historical financing arrangements required that cash received by us be applied against our revolving line of credit, and we typically did not maintain cash or cash equivalents on our consolidated balance sheet prior to this date. As a result of the amendment to our credit facility on March 20, 2012, the cash balances are no longer automatically applied against our revolving line of credit, and, as a result, from time to time, we may carry cash balances on our consolidated balance sheet.

Based on our current forecasts and assumptions, we believe that our current sources of cash and cash equivalents, namely the sales of our power systems and aftermarket products and access to borrowings on our existing credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over at least the next 12 months.

As of March 31, 2012, we had working capital of $36.0 million compared to $14.2 million as of December 31, 2011. Our working capital increased $21.8 million, $19.7 million of which was attributable to the change in classification of our revolving line of credit from current liabilities at December 31, 2011 to long-term obligations as of March 31, 2012 as discussed above under “Factors affecting comparability”. Our inventories increased $8.8 million. The increase in inventories was primarily attributable to an increase in base engine block inventory ahead of an expected increase in demand. Inventory also increased, but to a lesser extent, as a result of additional components purchased in connection with continued growing sales demand. Offsetting these working capital increases from December 31, 2011 to March 31, 2012 were (i) a $4.4 million increase in accounts payable attributable to the timing of payments to our suppliers and the additional inventory positions taken as described above, (ii) a $1.9 million decrease in accounts receivable due to collections received on customer accounts, and (iii) a $1.2 million increase in income taxes payable for the first quarter which was due subsequent to March 31, 2012. Net other components of working capital increased $0.8 million from December 31, 2011 to December 31, 2012, none of which was individually significant.

A limited number of our customers have payment terms which may extend up to 150 days. As of March 31, 2012, and December 31, 2011, our trade receivables included $3.5 million and $3.0 million, respectively, of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $0.7 million and $0.7 million at March 31, 2012 and December 31, 2011, respectively, represented the portion of the balance outstanding beyond our normal trade terms of 30-45 days. Under our revolving line of credit which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the three months ended March 31, 2012

Operating activities

For the three months ended March 31, 2012, we generated $3.3 million from our operations. We generated cash flow from net income of $1.2 million including $0.6 million in non-cash adjustments, which primarily consisted of an increase in the liability associated with the valuation of private placement warrants and depreciation and amortization net of our deferred income tax benefit.

We generated cash from an $8.1 million increase in accounts payable arising from the timing of purchases from, and payments to, our vendors. We generated cash of $1.9 million from a decrease in our accounts receivable due to the receipt of cash from our customers in excess of our sales activity in the three months ended March 31, 2012, and we generated $1.2 million from an increase in our income tax liability for which payment was due subsequent to March 31, 2012. These increases to cash generated by operations were offset by an $8.8 million increase in our inventories as we elected to take significant positions in certain engines in connection with our sales activities, and we also increased our component purchases in support of our sales activities for 2012. We also had other net cash uses of $0.3 million, none of which were individually significant.

Investing activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2012 related primarily to the acquisition of property and equipment.

Financing activities

We used $2.8 million for financing activities for the three months ended March 31, 2012. Our cash overdraft balance decreased $3.8 million from December 31, 2011 to March 31, 2012, which was principally attributable to the timing of payments to vendors. We also incurred $0.1 million in financing fees associated with an amendment to our existing credit facility, which is discussed below under “Credit Agreement.” These uses of cash were partially offset by a $1.1 million increase in net borrowings under our revolving line of credit from December 31, 2011 to March 31, 2012.

Cash flows for the three months ended March 31, 2011

Operating activities

For the three months ended March 31, 2011, we generated cash flows from operations of $2.2 million, resulting primarily from net income of $1.1 million, increased by non-cash adjustments (primarily depreciation and trade receivable allowances) of $0.2 million and cash provided by a $1.5 million reduction in inventories, a $1.4 million increase in accounts payable and a $0.7 million increase in income taxes payable. The cash provided by operating activities was offset in part by a $2.3 million increase in accounts receivable, a $0.2 million increase in other assets and a $0.1 million increase in accrued liabilities.

Investing activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2011 related primarily to the acquisition of property, equipment and other assets.

Financing activities

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2011 and was used for scheduled payments on our long-term debt, repayment of borrowings under our revolving line of credit, reduction in our cash overdraft and payment of financing fees in connection with the Reverse Merger.

Credit Agreement

On April 29, 2011, in connection with the closing of the reverse recapitalization and the private placement, we entered into a loan and security agreement with certain lenders and Harris N.A. (now known as BMO Harris Bank, N.A. (“BMO Bank”)) (“Harris Agreement”), which replaced the existing loan and security agreement that we had with our senior lender (“Prior Credit Agreement”) prior to the closing of the reverse recapitalization. Pursuant to the Harris Agreement, among other things, the maximum loan amount was reduced from the maximum loan amount under our Prior Credit Agreement to reflect our repayment in full of our two previously outstanding term loans under the Prior Credit Agreement, and the financial covenants under the Prior Credit Agreement were replaced with a new fixed charge coverage ratio covenant. Prior to its amendment on March 20, 2012, the Harris Agreement provided for borrowings up to $35.0 million under a revolving line of credit and was scheduled to mature on April 29, 2014. The Harris Agreement was collateralized by substantially all of our assets. We were also required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio and a limitation on annual capital expenditures. The Harris Agreement contained customary covenants and restrictions, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Harris Agreement required cash accounts to be held with BMO Bank. Historically, our financing arrangements, including the Harris Agreement required that cash received be applied against our revolving line of credit. Accordingly, we did not maintain cash or cash equivalents on our consolidated balance sheet, but instead we funded our operations through borrowings under our revolving line of credit.

Under the Harris Agreement and prior to the amendment of the loan and security agreement on March 20, 2012: (a) we were a party to the Harris Agreement and pledged all of our shares of The W Group to BMO Bank as collateral for the Line of Credit; (b) there were no term loans; (c) the revolving line of credit bore interest at BMO Bank’s prime rate (3.25% at March 31, 2012) plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the Line of Credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) we had a limitation on annual capital expenditures; (e) a fixed charge coverage ratio was included, except that this fixed charge coverage ratio under the Harris Agreement excluded certain historical debt service costs and certain other one-time expenses, both as defined in the Harris Agreement.

On March 20, 2012, the Harris Agreement was amended (the Harris Agreement, as amended, the “Amended Agreement”) to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. Under the terms of the Amended Agreement: (a) the revolving line of credit bears interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused line fee has been reduced to 0.25%; and (c) we are only required to report our compliance with the fixed charge coverage ratio for any month when our Excess Availability, as defined in the Amended Agreement, is less than the Liquidity Threshold, as defined in the Amended Agreement. The Liquidity Threshold is defined as the greater of (i) $7,500,000 or (ii) 12.5% of the total credit facility of $50.0 million, as may be reduced from time to time pursuant to the terms of the Amended Agreement. When we are required to report our compliance with the fixed charge coverage ratio, we must continue to report our compliance with the fixed charge coverage ratio until it has exceeded the Liquidity Threshold for 60 consecutive days. Additionally, under the Amended Agreement, cash balances are no longer automatically swept by BMO Bank, and, as a result, from time to time, we may carry cash balances on our consolidated balance sheet.

As of March 31, 2012, $2.8 million of our outstanding borrowings under our revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance as of March 31, 2012, of $18.0 million had been designated to bear interest at the LIBOR rate, plus an applicable margin which equated to 2.24%. The unused and available line of credit balance was $27.1 million at March 31, 2012. We were in compliance with the financial covenants under the Amended Agreement as of March 31, 2012.

As of December 31, 2011, $4.7 million of our outstanding borrowings under our revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance as of December 31, 2011, of $15.0 million had been designated to bear interest at the LIBOR rate, plus an applicable margin which equated to 2.29%. The unused and available line of credit balance was $15.3 million at December 31, 2011. We were in compliance with the financial covenants under the Harris Agreement as of December 31, 2011.

Off-balance sheet arrangements

We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

We evaluate the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company. The following are recent accounting pronouncements that have been adopted during the three months ended March 31, 2012.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, an update to Topic 820 — Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. This ASU is effective for interim and annual periods beginning after December 15, 2011, and will be applied prospectively. Based upon the nature of our financial assets and liabilities, the adoption of this amendment on January 1, 2012, did not have a material impact on our unaudited condensed consolidated financial position and results of operations. Information regarding our Fair Value Measurements and Disclosures is included in Note 8 – Fair Value of Financial Instruments to the financial statements included in this quarterly report on Form 10-Q.

In June 2011, the FASB released ASU No. 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities will have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. In addition, this update requires entities to present the reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented. However, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which indefinitely deferred this provision of ASU 2011-05. The amendments do not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. As this guidance only revises the presentation of comprehensive income and due to the fact that we do not have equity items considered as comprehensive income, the adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements included in this report. These risks, uncertainties and other factors, many of which have been previously identified and described in greater detail under the heading “Risk Factors” in our 2011 Annual Report, include but are not limited to the following:

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

•	We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability.

•	Changes in our product mix could materially and adversely affect our business.

•	We derive a substantial majority of our revenues attributed to our diesel power systems business from our relationships with Perkins and Caterpillar.

•	Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

•	Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

•	Price increases in some of the key components in our power systems could materially and adversely affect our operating results and cash flows.

•	Many of our power systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.

•	The loss of one or more key members of our senior management, or our inability to attract and retain qualified personnel could harm our business.

•	Our existing debt or new debt that we incur could adversely affect our business and growth prospects.

•	Our quarterly operating results are subject to variability from quarter to quarter.

•	If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

•

If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to sell our products and services.

•	We could suffer warranty claims.

•	We could become subject to product liability claims.

•	Our telematics tool, MasterTrak, may not be successful.

•	We may have difficulty managing the consolidation of our facilities.

•	We may have difficulty managing the expansion of our operations.

•	New products may not achieve widespread adoption.

•	Our new 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.

•	We may not succeed with the expansion of our product into the on-road market.

•	If we do not properly manage the sales of our products into foreign markets, our business could suffer.

•	If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

•	We may be adversely impacted by work stoppages and other labor matters.

•	We could be adversely affected by risks associated with potential acquisitions.

•	We could become liable for damages resulting from our manufacturing activities.

•	We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

•	Variability in self-insurance liability estimates could significantly impact our results of operations.

Risks Related to the Shell Company

•	We may have contingent liabilities related to Format, Inc.’s operations prior to the reverse recapitalization transaction of which we are not aware and for which we have not adequately provisioned.

Risks Related to the Reverse Recapitalization and the Ownership of our Common Stock

•

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements.

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

Prior to the consummation of the reverse recapitalization, The W Group was a private operating company and, as a result of the reverse recapitalization, we became a public company subject to public company reporting obligations. As a result, we have had to, and we currently continue to, enhance and supplement our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise, and more generally strengthen our disclosure controls and procedures and our internal control over financial reporting to enable us to accurately and timely prepare our unaudited condensed consolidated financial statements and otherwise satisfy these reporting obligations. During the three months ended March 31, 2012, we retained additional staff in our finance and accounting department, thereby further strengthening the overall capabilities of our finance and accounting department.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level, even though, following the reverse recapitalization, we have not yet (as we are not yet required to have) consummated any annual assessment of our internal control over financial reporting procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our Chief Executive Officer and Chief Financial Officer reached this conclusion based in large part on their assessment of (1) the financial expertise of our Chief Financial Officer, and other members of our finance and accounting department and the members of the Disclosure Committee, (2) the regular communications among such persons, including the members of the Disclosure Committee, and between them and others within our relatively small organization, with respect to all material developments in our business, and (3) the overall process of preparation and review of our financial and other disclosures.

Changes In Internal Control Over Financial Reporting

Our retention of additional staff in our finance and accounting department during the period covered by this quarterly report, as described above, could be deemed to constitute a significant change that has materially affected our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, in the normal course of business, we are party to various legal proceedings. We do not currently expect that any currently pending legal proceedings will have a material adverse effect on our business, results of operations or financial condition.

Item 6. Exhibits.

Exhibit	Description

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011 (incorporated by reference from Exhibit 3.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-174543, filed with the Commission on August 19, 2011).

3.2	Bylaws of Power Solutions International, Inc., a Delaware corporation, adopted August 12, 2011 (incorporated by reference from Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-174543, filed with the Commission on August 19, 2011).

10.1	Industrial Building Lease, dated as of February 28, 2012, between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 28, 2012, filed with the Commission on March 2, 2012).

10.2	Industrial Building Lease, dated as of March 13, 2012, between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated March 13, 2012, filed with the Commission on March 16, 2012).

10.3	Amendment No. 1, dated as of March 20, 2012, to Loan and Security Agreement, dated as of April 29, 2011, by and among BMO Harris Bank N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync, LLC, and related documents (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the registrant’s Current Report on Form 8-K, dated March 20, 2012, filed with the Commission on April 20, 2012). ††

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.
††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.

XBRL Taxonomy Extension Labels Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: May 15, 2012	By:	/s/ Daniel P. Gorey
Daniel P. Gorey
Chief Financial Officer
(Principal Financial and Accounting Officer)