Form 10-Q
period 2012-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2012-08-14
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

As of August 9, 2012, there were 9,064,537 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
(Dollar amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash	$577	$—
Accounts receivable, net	26,192	29,523
Inventories, net	49,175	33,393
Prepaid expenses and other current assets	1,605	1,291
Deferred income taxes	2,122	1,814

Total current assets	79,671	66,021

Property, plant & equipment, net	5,172	3,611
Other noncurrent assets	1,859	1,451

TOTAL ASSETS	$86,702	$71,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Income taxes payable	813	564
Current maturities of long-term debt	23	23
Line of credit	—	19,666
Accounts payable	34,410	27,574
Accrued liabilities	3,966	4,015

Total current liabilities	39,212	51,842

LONG-TERM OBLIGATIONS
Line of credit	24,605	—
Deferred income taxes	490	490
Private placement warrants	2,813	3,270
Long-term debt, net of current maturities	28	41
Other noncurrent liabilities	63	116

TOTAL LIABILITIES	67,211	55,759

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock – $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at June 30, 2012 and December 31, 2011.	—	—
Common stock – $0.001 par value. Authorized: 50,000,000 shares. Issued: 9,895,462 shares at June 30, 2012 and December 31, 2011.	10	10
Additional paid-in-capital	10,210	10,154
Retained earnings	13,521	9,410
Treasury stock, at cost, 830,925 shares at June 30, 2012 and December 31, 2011.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	19,491	15,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,702	$71,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Net sales	$50,115	$35,329	$98,187	$66,682
Cost of sales	41,283	28,844	81,126	54,218

Gross profit	8,832	6,485	17,061	12,464
Operating expenses:
Research & development and engineering	1,808	1,016	3,535	2,008
Selling and service	1,583	1,775	3,285	3,167
General and administrative	2,048	1,124	3,812	2,426

	5,439	3,915	10,632	7,601

Operating income	3,393	2,570	6,429	4,863
Other (income) expense:
Interest expense	290	301	517	930
Loss on debt extinguishment	—	485	—	485
Other (income) expense, net	(991)	658	(363)	658

	(701)	1,444	154	2,073

Income before income taxes	4,094	1,126	6,275	2,790
Income tax provision	1,133	612	2,164	1,215

Net income	$2,961	$514	$4,111	$1,575

Undistributed earnings	$2,961	$514	$4,111	$1,575

Undistributed earnings allocable to Series A convertible preferred shares	$—	$496	$—	$1,518

Undistributed earnings allocable to common shares	$2,961	$18	$4,111	$57

Weighted-average preferred shares outstanding:
Basic	—	108,422	—	102,192
Diluted	—	108,422	—	102,192
Weighted-average common shares outstanding:
Basic	9,064,537	329,179	9,064,537	320,840
Diluted	9,064,537	329,179	9,064,537	320,840
Undistributed earnings per share – Basic
Series A convertible preferred shares	$0.00	$4.57	$0.00	$14.85

Common shares	$0.33	$0.05	$0.45	$0.18

Undistributed earnings per share – Diluted
Series A convertible preferred shares	$0.00	$4.57	$0.00	$14.85

Common shares	$0.33	$0.05	$0.45	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flows from operating activities
Net income	$4,111	$1,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	469	389
Deferred income taxes	(308)	(124)
Issuance of equity-based compensation	56	—
Increase in accounts receivable allowances	50	55
Decrease in valuation of private placement warrants	(457)	(105)
Loss on disposal of assets	95	—
Loss on debt extinguishment	—	485
(Increase) decrease in operating assets
Accounts receivable	3,281	(4,735)
Inventories	(15,782)	1,780
Prepaid and other current assets	(314)	(608)
Other noncurrent assets	(253)	246
Increase (decrease) in operating liabilities
Accounts payable	9,714	74
Accrued liabilities	(49)	263
Deferred revenue	(53)	—
Income taxes payable	249	(619)

Net cash provided by (used in) operating activities	809	(1,324)

Cash flows from investing activities
Purchase of property, plant, equipment and other assets	(1,280)	(372)
Increase in cash surrender value of life insurance	—	(12)

Net cash used in investing activities	(1,280)	(384)

Cash flows from financing activities
(Decrease) increase in cash overdraft	(3,780)	781
Advances from current revolving line of credit-post March 20, 2012 amendment	26,750	—
Repayments of current revolving line of credit-post March 20, 2012 amendment	(26,060)	—
Net change in revolving line of credit-prior to March 20, 2012 amendment	4,249	(2,115)
Initial proceeds from borrowings under revolving line of credit	—	18,338
Proceeds from issuance of preferred stock with warrants	—	18,000
Repayment of prior line of credit	—	(21,633)
Proceeds from long-term debt	—	43
Payments on long-term debt and capital lease obligations	(13)	(7,869)
Cash paid for transaction and financing fees	(98)	(3,837)

Net cash provided by financing activities	1,048	1,708

Net change in cash	577	—
Cash at beginning of period	—	—

Cash at end of period	$577	$—

Supplemental disclosures of cash flow information
Cash paid for interest	$406	$718
Cash paid for income taxes	2,270	2,318
Supplemental disclosure of noncash transactions
Unpaid property, plant, equipment and other assets	$925	$—
Transaction fees	—	588
Dividends	—	224
Common stock warrant issued	—	399

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

2. Basis of presentation

Unaudited condensed consolidated financial statements

The unaudited condensed consolidated financial statements of Power Solutions International, Inc. present information in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and have been prepared pursuant to the rules and regulations of the SEC and in the opinion of management reflect all normal and recurring adjustments necessary to present fairly the interim periods of the unaudited condensed consolidated financial position, results of operations and cash flows of the Company, The W Group and its wholly-owned subsidiaries for the periods presented, including retroactive restatement to reflect the 1-for-32 Reverse Split approved by the stockholders in their vote on the Migratory Merger and Reverse Split which were effective August 26, 2011 (and described below in Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger ” ), as required in accordance with SEC Staff Accounting Bulletin (SAB) Topic 4C Equity Accounts — Change in Capital Structure , and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. Accordingly, the unaudited condensed consolidated balance sheets presented herein reflect a reduction in the aggregate dollar value of common shares issued and outstanding, with a corresponding increase reflected in additional paid-in capital of approximately $0.01 million, as detailed in Note 11, “Stockholders’ equity.” Total authorized shares were unchanged by the Reverse Split. The consummation of the Migratory Merger and Reverse Split, effective on August 26, 2011, also triggered the automatic conversion of the shares of the Company’s preferred stock to Company common stock. In accordance with ASC 260, the conversion of the Company’s preferred stock is presented prospectively from August 26, 2011, resulting in a $9.7 million increase in additional paid in capital and elimination of the Series A Convertible Preferred Stock in the Company’s unaudited condensed consolidated balance sheet as of December 31, 2011, also detailed in Note 11, “Stockholders’ equity.” Earnings per share is calculated based upon the weighted average shares which reflect the conversion of the preferred shares to shares of the Company’s common stock effective August 26, 2011, as restated for the Reverse Split.

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

Significant accounting policies

        The Company’s significant accounting policies as of December 31, 2011, are described in the Company’s annual report, dated March 30, 2012, filed on Form 10-K with the Securities and Exchange Commission. There have been no material changes with respect to the Company’s significant accounting policies subsequent to December 31, 2011, with the exception of cash and cash equivalents and equity-based compensation. Prior to its amendment on March 20, 2012, the Company’s loan and security agreement with Harris N.A. (now known as BMO Harris Bank, N.A (“BMO Bank”)) (“Harris Agreement”), required that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company did not maintain cash or cash equivalents on its consolidated balance sheet, but instead funded its operations through borrowings under its revolving line of credit. As further described in Note 9, “Line of credit,” the Harris Agreement was amended effective March 20, 2012, and amongst other changes, cash balances are no longer automatically swept by BMO Bank and applied against the revolving line of credit. Under ASC 470-10-45, Debt, the elimination of the automatic sweeping of the Company’s cash and applying it against the revolving line of credit results in a change in the presentation of the revolving line of credit from a current liability to the long-term portion of the Company’s consolidated balance sheet. Accordingly, the Company has presented the revolving line of credit as a long-term obligation on its consolidated balance sheet subsequent to March 20, 2012, the effective date of the Amended Agreement. At June 30, 2012, the Company had a cash balance recorded on its consolidated balance sheet. Management has adopted a significant accounting policy based on this change. Management has also adopted an additional significant accounting policy based on the Compensation Committee of the Board approving the 2012 Incentive Compensation Plan (See Note 12, “2012 Incentive compensation plan”) and granting Stock Appreciation Rights (“SAR”).” Both of these policies are presented below.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Equity-based compensation

The Company accounts for equity-based compensation expense for awards granted to employees for service over the service period based on the grant date fair value. Furthermore, the SARs granted are accounted for as equity, in accordance with ASC 718-10-25, Determining Whether to Classify a Financial Instrument as a Liability or As Equity.

3. Recently issued accounting pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), the SEC and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the Company. There are no new accounting pronouncements that have been issued or adopted during the three months ended June 30, 2012 that are expected to have a significant effect on the Company’s consolidated financial statements.

4. Reverse recapitalization of The W Group, private placement, reverse split and migratory merger

On April 29, 2011, Power Solutions International, Inc. (formerly known as Format, Inc.) completed a reverse acquisition transaction in which PSI Merger Sub, Inc., a Delaware corporation that was newly-created as a wholly-owned subsidiary of Power Solutions International, Inc., merged with and into The W Group. The W Group remained as the surviving corporation of the reverse acquisition transaction and became a wholly-owned subsidiary of Power Solutions International, Inc. Pursuant to an agreement and plan of merger, all of the outstanding shares of common stock of The W Group held by the three stockholders of The W Group at the closing of the reverse acquisition transaction converted into, and Power Solutions International, Inc. issued to the three stockholders of The W Group, an aggregate of 10,000,000 shares of common stock (share amount prior to the Reverse Split defined below) and 95,960.90289 shares of Series A Convertible Preferred Stock (share amount prior to the Reverse Split defined below). In accordance with ASC 805, Business Combinations, The W Group was considered the accounting acquiror in the reverse acquisition.

The W Group was considered the acquiror for accounting purposes, and has accounted for the transaction as a reverse recapitalization because (1) The W Group’s former stockholders received the greater portion of the voting rights in the combined entity, (2) The W Group’s senior management represented all of the senior management of the combined entity and (3) immediately prior to the transaction, Format, Inc., was a company with nominal operations and assets. Consequently, the assets and liabilities and the historical operations that are reflected in Power Solutions International, Inc.’s unaudited condensed consolidated financial statements are those of The W Group and have been recorded at the historical cost basis of The W Group, with a recapitalization adjustment to report the issued equity of PSI. However, PSI has accounted for the reverse acquisition as a reverse recapitalization of The W Group, and no goodwill or other intangible assets have been recorded because immediately prior to, and at the time of, the reverse acquisition, Format Inc., the accounting acquiree, was a company with nominal assets and nominal operations, engaged to a limited extent in EDGARizing corporate documents for filing with the SEC and limited commercial printing services.

The results of operations of Format, Inc. have not been included in the unaudited condensed consolidated statement of operations from the date of the Reverse Recapitalization, April 29, 2011, because Format had nominal operations and assets, which consisted mostly of cash immediately prior to consummation of the Reverse Recapitalization transaction. In accordance with the accounting for an entity with nominal operations and assets under a reverse recapitalization transaction, the net income and equity of Format immediately prior to the Reverse Recapitalization have been reclassified to preferred equity. The related party obligations owed by Format immediately prior to the Reverse Recapitalization were settled through the terms of a repurchase agreement, while the remaining obligations were settled with the available cash on Format Inc.’s balance sheet. Immediately prior to the reverse acquisition transaction, Format had assets with a net book value of $5,000 which were written off in connection with the transaction.

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

5. Earnings per share

The Company computes earnings per share by applying the guidance stated in ASC 260, Earnings per Share, to determine the net income (loss) available per share of its common stock. Earnings per share (“EPS”) was calculated using the two-class method until the conversion of the shares of the Company’s preferred stock to Company common stock (as described above under Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger”), because the convertible preferred shares participated in any undistributed earnings with the common stockholders, specifically, on a one-to-one, as-if converted basis (without giving effect to the limitations on conversion of the preferred stock). Thus, under the two-class method, earnings allocated to preferred shares were based upon the proportion of the “as-if converted” preferred shares to the combined total of common shares, plus the “as-if converted” shares. Basic and diluted EPS under the two-class method were then calculated by dividing these earnings allocated to common shares by the weighted average of the actual common shares outstanding during the reporting period after giving effect to the adjustment for the Reverse Split.

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

Computation of undistributed earnings and allocation of undistributed earnings to participating securities

The undistributed earnings were allocable to the participating securities (i.e., common shares and the convertible preferred shares) on a pro rata basis under the two-class method until August 26, 2011, the effective date of the Migratory Merger, through which the Reverse Split was consummated (including the automatic conversion of preferred stock effected thereby). Through August 26, 2011, the allocation of undistributed earnings to each class of participating stock was based upon the proportionate ratio of average outstanding shares of each class of stock to the total average shares outstanding as adjusted for the Reverse Split, on an as-if converted basis. Upon the effectiveness of the Migratory Merger, each of the preferred shares was automatically converted into a number of shares of common stock of the surviving entity in the Migratory Merger, equal to one-thousand dollars divided by $12.00, the per share conversion price for the preferred stock, as adjusted for the Reverse Split, and thereafter, no PSI preferred shares existed. Accordingly, all undistributed earnings were allocated to shares of common stock after conversion of the shares of preferred stock into shares of common stock on August 26, 2011.

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

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the proceeds of warrant exercises, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. The Roth Warrant (until exercised), the Private Placement Warrants and the SAR were evaluated for their potentially dilutive effect using the treasury stock method. The Roth Warrant was cashlessly exercised in full on September 1, 2011, for an aggregate of 62,116 shares of common stock based upon the value of the Company’s common stock as determined pursuant to the Roth Warrant. Due to the Company’s limited trading volume during the three and six months ended June 30, 2012, the Company estimated the average fair value of its common shares using the estimated fair value derived in the periodic valuations of its Private Placement Warrants liability as of June 30, 2012, March 31, 2012 and December 31, 2011, as described in Note 11, “Stockholders’ equity,” and Note 8, “Fair value of financial instruments.” Based upon an average estimated fair value of $12.02 per share of the Company’s common stock for the three and six months ended June 30, 2012 and an exercise price of $13.00 per share, all of the potentially issuable shares of common stock associated with the Private Placement Warrants were excluded from the diluted EPS calculation. Similarly, based on the average estimated fair value of $12.02 per share of the Company’s common stock noted above for the three and six months ended June 30, 2012, and a strike price of $22.07 per share of the SAR granted in connection with an incentive compensation plan, all potentially issuable shares of Company common stock associated with the SAR were excluded from the diluted EPS calculation. See Note 12, “2012 Incentive compensation plan,” for the details associated with the aforementioned SAR grant.

The computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011, respectively, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Undistributed earnings allocable to common stock	$2,961	$18	$4,111	$57

Denominator:
Weighted average common shares outstanding-basic	9,064,537	329,179	9,064,537	320,840

Diluted effect of common stock equivalents	—	—	—	—
Weighted average common shares outstanding-diluted	9,064,537	329,179	9,064,537	320,840

Earnings per share of common stock – basic and diluted
Earnings per share of common stock – basic	$0.33	$0.05	$0.45	$0.18

Earnings per share of common stock – diluted	$0.33	$0.05	$0.45	$0.18

6. Inventories

Inventory consists primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in, as determined by specific serial number identification or market value. Parts are valued at the lower of cost (first-in, first-out) plus freight-in, or market value. When necessary, the Company writes down the value of its inventory in an amount equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. The components of inventory were as follows:

	June 30, 2012	December 31, 2011
Raw material	$46,901	$29,128
Finished goods	2,274	4,265

Total	$49,175	$33,393

7. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	June 30, 2012	December 31, 2011
Land	$260	$260
Buildings and improvements	1,952	1,975
Office furniture and equipment	1,900	2,899
Tooling and equipment	3,883	3,775
Transportation equipment	223	223
Construction in progress	1,827	607

Property, plant and equipment, at cost	10,045	9,739
Accumulated depreciation	(4,873)	(6,128)

Property, plant and equipment, net	$5,172	$3,611

8. Fair value of financial instruments

As of June 30, 2012, the Company measured its financial assets and liabilities under the amended ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of June 30, 2012, the Company’s warrants issued in the Private Placement were measured at fair value under ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification. See Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” for further details describing these warrants. The Company’s liability for the warrants issued in the Private Placement is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

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

For the merger and acquisition method, the Company considered information available on three recent transactions involving acquisitions of companies that are similar in size, industry, or business model. The valuation multiple considered for providing indicated values was the ratio of enterprise value to the last twelve months’ EBITDA. The enterprise values of the acquired companies were calculated by adding the equity purchase price to the debt in place as set forth in each company’s balance sheet (net of cash acquired).

After establishing the enterprise value, the Company’s net outstanding debt was deducted to determine the Company’s total equity value. Total equity value was then allocated among the securities that comprise the Company’s capital structure using the Black-Scholes method, as described in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” (AICPA Practice Aid). In addition to the total equity value, the Black-Scholes method utilized the following assumptions as of December 31, 2011: an aggregate exercise price of $127.6 million (which reflects the public equivalent value of equity necessary for the Private Placement Warrants to accrue value, which is calculated based on the number of shares of the Company’s common stock issued and outstanding plus the number of shares underlying the Private Placement Warrants, multiplied by the $13.00 per share strike price for the Private Placement Warrants), a remaining contractual term of 4.33 years, an assessment of the risk-free interest rate of 0.6%, an anticipated volatility factor of 60.0% (representing the upper end of the range of implied volatility of publicly traded call options of benchmark companies), and a zero dividend yield. The resulting stock and warrant valuations as of December 31, 2011, were each discounted by 15%, reflecting an assessment of the trading activity of the Company common stock and the implied trading activity of the Private Placement Warrants. The suggested value from the Black-Scholes method reflects a fully marketable security that is not burdened by limited marketability; however, the Company’s common stock (and by extension the Private Placement Warrants) does not currently have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the Private Placement Warrants. As of June 30, 3012, the Company’s approach to the valuation has remained consistent, but the inputs were adjusted to current market conditions which reflect an estimated fair value of $11.94 per share for the Company’s common stock, a remaining contractual term of 3.83 years, a volatility factor of 50.0%, a risk-free interest rate of 0.54% and a zero dividend yield. The resulting stock and warrant valuations as of June 30, 2012, were discounted by 7.5% and 15.0%, respectively, reflecting an assessment of the trading activity of the Company common stock and Private Placement Warrants.

The following table summarizes fair value measurements by level as of June 30, 2012, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$2,813

The following table summarizes fair value measurements by level as of December 31, 2011, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$3,270

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument for the period ended June 30, 2012:

Balance at December 31, 2011	$3,270
Change in the value of private placement warrants liability	(457)

Balance at June 30, 2012	$2,813

Financial assets and liabilities not measured at fair value

As of June 30, 2012, the Company’s line of credit (including accrued interest recorded under accrued liabilities) and notes payable recorded on the unaudited condensed consolidated balance sheets are carried at cost. The carrying value of the line of credit and notes payable obligations approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit rating has not changed significantly since the origination of these financial liabilities. Under ASC Topic 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable.

9. Line of credit

On April 29, 2011, in connection with the closing of the Reverse Recapitalization, The W Group and Power Solutions International, Inc. entered into a loan and security agreement with Harris N.A. (now known as BMO Harris Bank, N.A.), as earlier defined in Note 2, “Basis of presentation,” defined as the Harris Agreement, which replaced the existing loan and security agreement that The W Group had with its senior lender (“Prior Credit Agreement”) prior to the closing of the Reverse Recapitalization. Pursuant to the Harris Agreement, among other things, the maximum loan amount was reduced from the maximum loan amount under The W Group’s Prior Credit Agreement to reflect The W Group’s repayment in full of its two previously outstanding term loans under the Prior Credit Agreement, and the financial covenants under the Prior Credit Agreement were replaced with a new fixed charge coverage ratio covenant. Prior to its amendment on March 20, 2012, the Harris Agreement provided for borrowings up to $35.0 million under a revolving line of credit and was scheduled to mature on April 29, 2014. The Harris Agreement was collateralized by substantially all of the Company’s assets. The Company was also required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio and a limitation on annual capital expenditures. The Harris Agreement contained customary covenants and restrictions, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Harris Agreement required cash accounts to be held with BMO Bank. Historically, the Company’s financing arrangements, including the Harris Agreement required that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company did not maintain cash or cash equivalents on its consolidated balance sheet, but instead funded its operations through borrowings under its revolving line of credit.

Under the Harris Agreement and prior to the amendment of the loan and security agreement on March 20, 2012: (a) the Company was a party to the Harris Agreement and pledged all of its shares of The W Group to BMO Bank as collateral for the revolving line of credit; (b) there were no term loans; (c) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) the Company had a limitation on annual capital expenditures; (e) a fixed charge coverage ratio was included, except that this fixed charge coverage ratio under the Harris Agreement excluded certain historical debt service costs and certain other one-time expenses, both as defined in the Harris Agreement.

On March 20, 2012, the loan and security agreement with BMO Bank was amended (the Harris Agreement, as so amended, the “Amended Agreement”) to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. Under the terms of the Amended Agreement: (a) the revolving line of credit bears interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused line fee has been reduced to 0.25%; and (c) the Company is only required to report its compliance with the fixed charge coverage ratio for any month when the Company’s Excess Availability, as defined in the Amended Agreement, is less than the Liquidity Threshold. The Liquidity Threshold is defined as the greater of (i) $7,500,000 or (ii) 12.5% of the total credit facility of $50.0 million, as may be reduced from time to time pursuant to the terms of the Amended Agreement. When required to report its compliance with the fixed charge coverage ratio, the Company must continue to report its compliance with the fixed charge coverage ratio until it has exceeded the Liquidity Threshold for 60 consecutive days. Additionally, under the Amended Agreement, cash balances are no longer automatically swept by BMO Bank, and, as a result, from time to time, the Company may carry cash balances on its consolidated balance sheet.

As of June 30, 2012, $2.6 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance as of June 30, 2012, of $22.0 million had been designated to bear interest at the LIBOR rate, plus an applicable margin which equated to 1.99%. The unused and available line of credit balance was $25.4 million at June 30, 2012.

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

The Company’s ETR for the six months ended June 30, 2012 was 34.5% compared with 43.3% for the comparable prior year period. The Company’s ETR in the six months ended June 30, 2012 was lower due to the exclusion of $0.5 million of other income recognized in connection with the change in the valuation of the Private Placement Warrants. The income or expense associated with the change in the Private Placement Warrants is excluded from the computation of taxable income. Given the subjectivity and volatility of the valuation of the Private Placement Warrants, it is not possible to project the impact of the change in the Private Placement Warrants in the computation of the Company’s annual effective tax rate. As a result, the Company’s annual ETR is impacted by the periodic changes in the valuation of the Private Placement Warrants in the period in which such change occurs.

The Company’s ETR in the six months ended June 30, 2011 was adversely impacted by the non-deductibility of expenses associated with the Private Placement in 2011. See Note 4, “Reverse recapitalization of the W Group, private placement, reverse split and migratory merger,” for further discussion.

11. Stockholders’ equity

The Company’s equity securities, the Private Placement Warrants and Roth warrant issued in connection with the transactions described in Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” and the related transaction costs incurred, are explained below.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. At June 30, 2012, 9,895,462 shares of common stock were issued. Each holder of a share of common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably, such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. See Series A Convertible preferred stock below for a discussion of the automatic conversion of the Company’s shares of preferred stock into shares of common stock upon consummation of the Migratory Merger and Reverse Split.

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

The allocation of the $18.0 million Private Placement proceeds to Company preferred stock and Private Placement Warrants is described below. The respective values of the preferred stock and warrants issued in the Private Placement were separately estimated and applied to these respective securities for purposes of applying the appropriate accounting guidance to each security. The value assigned to the shares of preferred stock was computed on an “as-if” converted basis and derived through an estimation of the fair value of the Company’s common stock as of April 29, 2011, the date upon which the Reverse Recapitalization and Private Placement occurred, and represented the residual amount of the $18.0 million Private Placement proceeds after determining the value of the Private Placement Warrants as discussed further under Private placement warrants. The Company estimated the fair value of its common stock using the “Backsolve Method,” as described in the current working draft of the AICPA Practice Aid. The Backsolve Method, a form of the market approach to valuation, derives the implied equity value for one type of equity security (e.g. common equity) from a contemporaneous transaction involving another type of equity security (e.g., preferred stock). In this case, the Company solved for the common equity value ($10.08 per share as adjusted for the Reverse Split) in an option pricing model such that the aggregate value of the securities issued in the Private Placement, considering both the Company’s preferred stock component and Private Placement Warrants component, equaled $18.0 million. That is, $10.08 per common share multiplied by 1,500,009 shares of the Company’s common stock issuable upon conversion of the shares of the Company’s preferred stock issued in the Private Placement (as adjusted for the Reverse Split, as-if converted basis) plus $3.85 per share multiplied by 750,002 shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants (as adjusted for the Reverse Split) equals $18.0 million. Accordingly, the value assigned to the Company preferred stock was $15.1 million of the $18.0 million gross proceeds received in the Private Placement. After reflecting the costs associated with the Reverse Recapitalization and allocation of the transaction costs associated with the Private Placement, as described below under Transaction costs, the value of the Company’s preferred equity was $9.7 million immediately prior to its elimination upon the automatic conversion of the shares of the preferred stock to shares of Company common stock on August 26, 2011, the effective date of the Migratory Merger and Reverse Split.

Immediately following the effectiveness of the Reverse Split, each issued and outstanding share of the Company’s preferred stock automatically converted into a number of shares of the Company’s common stock equal to $1,000 divided by $12.00, the per share conversion price for the preferred stock giving effect to the adjustment resulting from the Reverse Split. At issuance, no portion of the proceeds of the Company preferred stock was assigned to the conversion feature as a separate derivative instrument under ASC 815-15-25-1 because the economic characteristics and risks of the conversion option were clearly and closely related to those characteristics of the Company’s preferred stock as further discussed below.

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

The host contract (i.e., the Company preferred stock), absent the conversion option, did not provide the holders with principal protection, and it encompassed a residual interest in the Company. Therefore, the host contract was more analogous to equity. The conversion option enabled the holders to convert the Company preferred stock into shares of Company common stock, subject to certain adjustments and limitations on conversion. Since the host contract was an equity host and the conversion option was to convert the preferred stock into Company common stock and both possessed principally equity characteristics related to the same entity, the economic characteristics and risks of the conversion option were clearly and closely related to those of the Company preferred stock host contract. Therefore, the requirements in paragraph ASC 815-15-25-1(a) were not met. Accordingly, the embedded conversion option was not required to be separately classified and accounted for apart from the Company preferred stock.

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

The Private Placement Warrants issued with the 18,000 shares of the Company’s preferred stock had an estimated fair value of $2,887,000 at the closing of the Reverse Recapitalization transaction and the Private Placement on April 29, 2011, determined based upon an agreed-upon exercise price of the Private Placement Warrants; the purchase price for (value of) the Company’s preferred stock and Private Placement Warrants, in the aggregate as agreed upon with the investors in the Private Placement; an assessment of an appropriate risk-free interest rate of 2.1%, an anticipated volatility factor of 50.0%, and a zero percent dividend yield, all incorporated into a valuation using the Black-Scholes option pricing model. The Company determined that the five-year Treasury Bond yield was a reasonable assumption for a risk-free rate, and that an appropriate volatility rate would represent the upper end of the range of implied volatility of publicly traded call options of benchmark companies, which reflects the mid-range of their historical volatility. The Company’s past history of not paying dividends and management’s intentions to continue such a dividend policy resulted in a zero dividend yield assumption. The five-year term of the Private Placement Warrants, the stated warrant exercise price of $13.00 per share (as adjusted for the Reverse Split), when the Private Placement Warrants became exercisable, and the Company’s common stock valuation of $10.08 per share (as adjusted for the Reverse Split), when the Private Placement Warrants became exercisable, comprise the balance of the inputs into the Black-Scholes pricing model for the warrant valuation. See Note 8, “Fair value of financial instruments,” for further detail describing the valuation approach for the Private Placement Warrants as of June 30, 2012.

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

As of June 30, 2012, the 830,925 shares of Company common stock that were repurchased by the Company as described above are available for awards pursuant to the Company’s newly approved and adopted 2012 Incentive Compensation Plan (as defined in note 12, “2012 Incentive compensation plan”).

Transaction costs

The transaction costs incurred in connection with the Reverse Recapitalization and the Private Placement consist of cash costs of approximately $5.7 million, and the issuance to Roth, as placement agent for the Private Placement, of the Roth Warrant (with an estimated fair value of approximately $0.4 million). The cash costs consisted of fees to the placement agent in the Private Placement, legal and accounting fees, consulting fees, fees for the repurchase of shares of Format stock from the former sole director and executive officer of Format and termination of his interest in and obligations owed by Format to him, and other expenses associated with the Reverse Recapitalization and Private Placement transactions. The cash transaction costs were required to be allocated between equity (approximately $4.9 million) for the costs allocated to the Company’s preferred stock, plus subsequent registration costs of the Company’s common stock, and operating results (approximately $0.8 million) for the costs allocated to the Private Placement Warrants.

Included in the transaction costs above were costs for filing registration statements with the SEC covering the resale of shares of common stock issued upon conversion of shares of preferred stock and exercise of the Roth Warrant and issuable upon exercise of the Private Placement Warrants, which totaled approximately $0.6 million as of December 31, 2011, and were recorded as a reduction of additional paid-in capital, as the Company was obligated to register all such shares of the Company’s common stock pursuant to the terms of the purchase agreement for the Private Placement.

Shares reserved for specific purposes

As of June 30, 2012, 750,002 shares of Company common stock remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement. Contingently issuable shares, as described below, will be reserved when the conditions for their issuance have been met.

Contingently issuable securities

Pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in a public or private offering or in a series of related offerings, resulting in gross proceeds to the Company of at least $5.0 million at or below an effective price per share of $12.00 as adjusted for the Reverse Split, subject to further adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock. See Anti-dilutive potential common shares excluded from the diluted earnings per share computation under Note 5 above for a detailed description of this provision. The conditions under which such issuance may occur have not yet occurred as of June 30, 2012, nor were they reasonably certain to occur as of the date of issuance of the unaudited condensed consolidated financial statements presented herein.

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

12. 2012 Incentive compensation plan

On May 30, 2012, the Board of Directors of the Company approved and adopted the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”), and resolved to submit the 2012 Plan for stockholder approval at the Company’s 2012 annual meeting of stockholders and to recommend such approval. Under the 2012 Plan, the 830,925 shares of the Company’s common stock currently held in treasury are available for awards pursuant to the 2012 Plan. The 2012 Plan is administered by the newly-established Compensation Committee of the Board, which consists only of independent, non-employee directors. No shares of common stock may be issued, nor may any cash payments be made, under the 2012 Plan unless and until the Company’s stockholders have approved the 2012 Plan.

The 2012 Plan is a broad-based plan which allows for a variety of different types of awards, including (but not limited to) non-qualified options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, deferred stock and performance units, to be made to the Company’s executive officers, employees, consultants and directors. The 2012 Plan is intended to assist the Company in attracting and retaining exceptionally qualified employees, consultants and directors upon whom, in large measure, the sustained progress, growth and profitability of the Company depend.

SAR Award Agreement

On June 6, 2012 (the “Grant Date”), the Compensation Committee of the Board approved, and the Company granted, a SAR to the Company’s Chief Operating Officer (“Grantee”) pursuant to the 2012 Plan and a Stock Appreciation Rights Award Agreement, dated as of the Grant Date. The SAR granted 543,872 shares of Company common stock to the Grantee at a price per share of $22.07 and subject to the approval of the 2012 Plan by the Company’s stockholders.

The SAR granted to the Grantee will vest and become exercisable ratably on each of the first three anniversaries of the Grant Date (“graded vesting”). In addition, the SAR will not become exercisable until the date that is the later of (i) the date the Company’s stockholders approve the 2012 Plan and (ii) the last of any seven Valuation Dates (as defined in the Award Agreement) within any period of ten or fewer consecutive Valuation Dates that commence after May 30, 2012 and prior to May 30, 2022, on each of which the market value per share of Company common stock is at least $22.07. The SAR expires on the 10th anniversary of the Grant Date.

The SAR granted is accounted for as equity, in accordance with ASC 718-10-25, Determining Whether to Classify a Financial Instrument as a Liability or As Equity. ASC 718-10-25-11 states options or similar instruments on shares shall be classified as liabilities if either the underlying shares are classified as liabilities or the entity can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets. The Company’s underlying shares are classified as equity and under the terms of the Stock Appreciation Rights Award Agreement, the Company shall settle the exercised portion of the SAR in shares of the Company’s common stock. As such the Company has accounted for the SAR as equity.

As of the grant date, the fair value of the SAR was estimated using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the fair value of the Company’s common stock, exercise price, risk-free interest rate, estimated price volatility, term and dividend yield.

Due to the limited trading activity in the Company’s common stock, the fair value of the Company’s common stock was established through multiple valuation techniques, including (a) the income approach in the form of the discounted cash flow (“DCF”) method and (b) the market approach in the form of (i) the guideline public company method and (ii) the merger and acquisition method. See Note 8, “Fair value of financial instruments,” for further details describing the valuation of the Company. The technique used in estimating equity associated solely with the SAR, was the Option Pricing Method.

In addition to that described above, other assumptions used in the Black-Scholes method included the following as of June 6, 2012: an expected term of 6.0 years, an assessment of the risk-free interest rate of 0.92%, an anticipated volatility factor of 55.0% and a zero dividend yield. The resulting valuation as of June 6, 2012, was discounted by 15% reflecting an assessment of the trading activity of the Company’s common stock. The suggested value from the Black-Scholes method reflects a fully marketable security that is not burdened by limited marketability; however, the Company’s common stock (and by extension the SAR) does not currently have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the SAR. This approach is consistent with that utilized to value the Company’s private placement warrants. See Note 8, “Fair value of financial instruments,” for further details. The resulting fair value of the SAR granted during the second quarter of 2012 was $3.31 per share.

To determine the derived service period associated with the SAR’s market condition the Company performed a Monte Carlo analysis in order to estimate the likely timeframe until the Company’s public equivalent value would exceed its aggregate exercise price over a period of seven days within a period of 10 or fewer trading days (i.e. the value at which the per share value of the Company’s equity exceeds $22.07). Based on the results of this analysis, the derived service period associated with the SAR’s market condition was determined to be 1.78 years.

        ASC Topic 718, Compensation — Stock Compensation, was utilized in order to estimate the fair value of the SAR. The term fair value has been defined in Note 8, “Fair value of financial instruments”. ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award as of the grant date. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10-55-72, provides that if vesting (or exercisability) of an award is based on satisfying both a market condition and a performance or service condition and it is probable that the performance or service condition will be satisfied, the initial estimate of the service period is the longest of the explicit, implicit or derived service period. The Company has computed compensation expense by applying the guidance stated in ASC 718-10-35-8, Graded Vesting, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method). Since, as noted above, the SAR granted by the Company includes both a market and service condition, the Company used the longest of the periods to define its requisite service period in each separately vesting portion or tranche. Thus, compensation expense for the first tranche was computed on a straight-line basis over the derived service period of 1.78 years. The second and third tranches were computed on a straight-line basis over the explicit service period.

In the three months ended June 30, 2012, the Company recognized $56,000 of expense for the SAR granted. As of June 30, 2012 there was $1.7 million of total unrecognized compensation cost related to the SAR granted under the Plan. That cost is expected to be recognized over a period of 3 years.

The SAR entitles the Grantee to receive, upon any exercise, a number of shares of the Company’s common stock equal to (i) the number of shares for which the SAR is being exercised multiplied by the value of one share of Company common stock on the date of exercise (determined as provided in the Award Agreement), (ii) less the number of shares for which the SAR is being exercised multiplied by $22.07, (iii) divided by the value of one share of common stock on the date of exercise (determined as provided in the award agreement). The exercised SAR is to be settled only in whole shares of Company common stock, and the value of any fractional share of Company common stock will be forfeited.

13. Commitments and contingencies

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

Stock-based and other executive compensation

        Prior to the reverse recapitalization and the private placement and since the consummation thereof through the quarter ended March 31, 2012, we had not granted or issued any stock-based compensation. Accordingly, we had not recognized any stock-based compensation expense. During the three months ended June 30, 2012, we adopted an equity-based compensation plan, and we granted stock appreciation rights to one of our key employees. As a result, we have incurred and will continue to incur non-cash, stock-based compensation expenses in future periods. See Note 12, “2012 Incentive compensation plan”, to our unaudited condensed consolidated financial statements in this Form 10-Q for further description of the plan and SAR.

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

Cash and cash equivalents and revolving line of credit

On March 20, 2012, we amended our credit agreement with BMO Harris Bank, N.A. As a result of the changes to our credit agreement, our cash balances are no longer automatically swept and applied against our revolving line of credit by BMO Harris Bank, N.A. Accordingly, subsequent to March 20, 2012, we may have cash recorded on our consolidated balance sheet and we have adopted an additional significant accounting policy based on this change which is described in Note 2, “Basis of presentation” to our condensed consolidated financial statements included in this Form 10-Q.

Results of operations

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

Net sales

Our net sales increased $14.8 million (41.9%) to $50.1 million for the three months ended June 30, 2012, compared to $35.3 million for the three months ended June 30, 2011, of which power system sales accounted for $14.4 million of the increase with the remaining $0.4 million increase attributable to sales of aftermarket parts. Sales volume (as opposed to price increases) accounted for $13.3 million of the increase in the quarter ended June 30, 2012, as compared to the same period in 2011.

Gross profit

Our gross profit increased $2.3 million (36.2%) to $8.8 million for the three months ended June 30, 2012, from $6.5 million in the comparable period of 2011. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 17.6% for the three months ended June 30, 2012, compared to gross margin of 18.4% in 2011. The lower gross margin in the quarter ended June 30, 2012, as compared to the same period in 2011 was attributable to additional labor and overhead costs.

Research & development and engineering

Research & development and engineering expenses increased $0.8 million (77.9%) to $1.8 million for the three months ended June 30, 2012, from $1.0 million in the comparable period of 2011. Wages and benefits increased $0.4 million on a quarter-over-quarter basis as we increased headcount in connection with our engineering development and support activities. In addition, our research & development activities also increased $0.4 million in the three months ended June 30, 2012, as compared to the same period in 2011, in connection with our engine development projects. The changes in the other components of research & development and engineering expense totaled less than $0.1 million, none of which were significant. As a percentage of net sales, these expenses increased to 3.6% in the three months ended June 30, 2012, compared to 2.9% for the same period in 2011, for the reasons previously stated.

Selling and service

Selling and service expenses decreased $0.2 million (10.8%) to $1.6 million for the three months ended June 30, 2012, from $1.8 million in the comparable period of 2011, none of the components of which were individually significant. As a percentage of net sales, selling and service expenses decreased to 3.2% in the three months ended June 30, 2012, compared to 5.0% for the same period in 2011, as we increased sales with our existing staff.

General and administrative

General and administrative expenses increased $0.9 million (82.2%) to $2.0 million for the three months ended June 30, 2012, from $1.1 million in the comparable period of 2011. The increase was principally attributable to (i) $0.3 million for the cost of additional executive and accounting staff to support our higher sales volume and statutory filing requirements, (ii) a $0.2 million increase in professional and consulting fees, and (iii) a $0.2 million increase in public company expenses. The remaining $0.2 million increase was attributable to increases in other expense categories, none of which were individually significant. As a percentage of net sales, general and administrative expenses increased to 4.1% in the three months ended June 30, 2012, from 3.2% for the same period of 2011.

Interest expense

Interest expense was $0.3 million for each of the three month periods ended June 30, 2012 and 2011. Our average outstanding bank borrowings were $4.3 million higher for the three months ended June 30, 2012, compared to the same period in 2011. This increase was attributable to greater borrowings to support our higher level of sales in 2012. Holding all other variables constant, including our outstanding borrowings, we expect that our interest expense will decrease as a result of a lower effective interest rate pursuant to our amended credit facility. For a description of our amended credit facility, see “— Liquidity and Capital Resources — Credit Agreement” below.

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $0.5 million in the three months ended June 30, 2011, due to the write-off of remaining unamortized loan fees associated with our prior credit facility. The remaining unamortized loan fees were required to be expensed when we refinanced our prior credit facility in 2011 and repaid the balances outstanding under our prior credit agreement. See “Liquidity and Capital Resources — Credit Agreement” below for further discussion regarding the refinancing of our prior credit facility with a new lender.

Other (income) expense, net

Other income was $1.0 million for the three months ended June 30, 2012, as compared to expense of $0.7 million for the same period in 2011. Other (income) expense includes the effect of the changes in the valuation of our Private Placement Warrants. For the three months ended June 30, 2012, other income was attributable to a decrease in the value of the Private Placement Warrants to $2.8 million from $3.8 million at March 31, 2012. In the three months ended June 30, 2011, other (income) expense included $0.8 million of transaction fees associated with a private placement which expenses were partially offset by a $0.1 million decrease in the value of the private placement warrants.

Income tax expense

Our income tax expense increased $0.5 million for the three months ended June 30, 2012, to $1.1 million, as compared to $0.6 million in 2011. Our effective tax rate for the three months ended June 30, 2012 was 27.7% compared with 54.3% for the comparable prior year quarter ended. Our stated effective tax rate for 2012 decreased primarily due to the exclusion from taxable income of the income recognized in connection with the change in the valuation of the private placement warrant in the three months ended June 30, 2012. The income or expense associated with the change in the private placement warrants is excluded from the computation of taxable income. In addition, the expenses incurred in 2011 associated with the private placement were also excluded from the computation of taxable income. Excluding the effect of the change in the valuation of the private placement warrants and the expenses associated with the private placement, our effective income tax rate would have been 37.2% and 34.3% for the three months ended June 30, 2012 and 2011, respectively. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Net sales

Our net sales increased $31.5 million (47.2%) to $98.2 million for the six months ended June 30, 2012 compared to $66.7 million for the six months ended June 30, 2011, of which power system sales accounted for $30.1 million of the increase with the remaining $1.4 million increase attributable to sales of aftermarket parts. Sales volume (as opposed to price increases) accounted for $28.8 million of the increase in the six months ended June 30, 2012, as compared to the same period in 2011.

Gross profit

Our gross profit increased $4.6 million (36.9%) to $17.1 million for the six months ended June 30, 2012, from $12.5 million in the comparable period of 2011. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 17.4% for the six months ended June 30, 2012, compared to 18.7% in 2011. The lower gross margin in the six months ended June 30, 2012, as compared to the same period in 2011 was attributable to additional labor and overhead costs.

Research & development and engineering

Research and development and engineering expense increased $1.5 million (76.0%) to $3.5 million for the six months ended June 30, 2012, as compared to $2.0 million for the same period in 2011. Wages and benefits increased $0.8 million on a year-over-year basis as we increased headcount in connection with our engineering development and support activities which development activities increased $0.7 million in the six months ended June 30, 2012, as compared to the same period in 2011. The net change in the remaining components of research & development and engineering expense was less than $0.1 million, none of which were individually significant. As a percentage of net sales, research & development and engineering expenses increased to 3.6% in the six months ended June 30, 2012, compared to 3.0% for the same period in 2011.

Selling and service

        Selling and service expenses increased $0.1 million (3.7%) to $3.3 million for the six months ended June 30, 2011, from $3.2 million in the comparable period of 2011, none of the components of which were individually significant. As a percentage of net sales, selling and service expenses decreased to 3.3% in the six months ended June 30, 2012, compared to 4.7% for the same period in 2011 as we increased sales with our existing staff.

General and administrative

General and administrative expenses increased $1.4 million (57.1%) to $3.8 million for the six months ended June 30, 2012, from $2.4 million in the comparable period of 2011. The increase was principally attributable to (i) a $0.6 million increase in wages and benefits incurred for the cost of additional executive and accounting staff to support our higher sales volume and statutory filing requirements, (ii) a $0.4 million increase in public company expenses, as we were public for the full six months in 2012 as compared to approximately two months in 2011, and (iii) a $0.3 million increase in consulting and professional fees. The remaining $0.1 million increase was attributable to a net increase in other expense categories, none of which were individually significant. As a percentage of net sales, general and administrative expenses increased to 3.9% in the six months ended June 30, 2012, from 3.6% for the same period of 2011.

Interest expense

Interest expense decreased $0.4 million (44.4%) to $0.5 million for the six months ended June 30, 2012, as compared to $0.9 million for the same period in 2011. Our average outstanding bank borrowings were $1.5 million lower for the six months ended June 30, 2012, compared to the same period in 2011. In addition, the decrease in interest expense was attributable to a lower effective interest rate pursuant to our amended credit facility.

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $0.5 million in the six months ended June 30, 2011, due to the write-off of remaining unamortized loan fees associated with our prior credit facility. The remaining unamortized loan fees were required to be expensed when we refinanced our prior credit facility and repaid the balances outstanding under our prior credit agreement. See “Liquidity and Capital Resources – Credit Agreement” below for a further discussion regarding the refinancing of our prior credit facility with a new lender.

Other (income) expense, net

Other income was $0.4 million for the six months ended June 30, 2012, as compared to expense of $0.7 million for the same period in 2011. Other (income) expense includes the effect of the changes in the valuation of our private placement warrants. For the six months ended June 30, 2012, other income was principally attributable to a decrease in the value of the private placement warrants to $2.8 million from $3.3 million at December 31, 2011. In the six months ended June 30, 2011, other (income) expense included $0.8 million of transaction fees associated with a private placement which expenses were partially offset by a $0.1 million decrease in the value of the private placement warrants.

Income tax expense

Our income tax expense increased $1.0 million for the six months ended June 30, 2012, to $2.2 million, as compared to $1.2 million in 2011. Our effective tax rate for the six months ended June 30, 2012 was 34.5% compared with 43.5% for the comparable prior year period. Our stated effective tax rate in 2012 decreased primarily due to the exclusion of the income recognized in connection with the change in the valuation of the private placement warrant in the six months ended June 30, 2012. The income or expense associated with the change in the private placement warrants is excluded from the computation of taxable income. In addition, the expenses incurred in 2011 associated with the private placement were also excluded from the computation of taxable income. Excluding the effect of the change in the valuation of the private placement warrants and the expenses associated with the private placement, our effective income tax rate would have been 37.2% and 35.2% for the six months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012, we had working capital of $40.5 million compared to $14.2 million as of December 31, 2011. Our working capital increased $26.3 million, $19.7 million of which was attributable to the change in classification of our revolving line of credit from current liabilities at December 31, 2011 to long-term obligations effective March 20, 2012 as discussed above under “Factors affecting comparability.” Our inventories increased $15.8 million. The increase in inventories was primarily attributable to an increase in base engine block inventory ahead of an expected increase in demand. Inventory also increased, but to a lesser extent, as a result of additional components purchased in connection with continued growing sales demand. Offsetting these working capital increases from December 31, 2011 to June 30, 2012 were (i) a $6.8 million increase in accounts payable attributable to the timing of payments to our suppliers and the additional inventory positions taken as described above, and (ii) a $3.3 million decrease in accounts receivable due to collections received on customer accounts. Net other components of working capital increased $0.9 million from December 31, 2011 to June 30, 2012, none of which were individually significant.

        A limited number of our customers have payment terms which may extend up to 150 days. As of June 30, 2012, and December 31, 2011, our trade receivables included $4.3 million and $3.0 million, respectively, of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $1.3 million and $0.7 million at June 30, 2012 and December 31, 2011, respectively, represented the portion of the balance outstanding beyond our normal trade terms of 30-45 days. Under our revolving line of credit which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash Flows for the six months ended June 30, 2012

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the six months ended June 30, 2012, we generated $0.8 million in cash from our operations. We generated cash flow from net income of $4.1 million. Non-cash adjustments decreased operating cash flow by approximately $0.1 million. Non-cash adjustments include changes in the valuation of our private placement warrants liability, depreciation and amortization, deferred income taxes, non-cash losses on the disposal of fixed assets, stock appreciation rights expense and changes in the valuation of accounts receivable allowances.

In addition to the cash generated from net income, we generated cash from a $9.7 million increase in accounts payable arising from the timing of purchases from, and payments to, our vendors. We also generated cash of $3.3 million from a decrease in our accounts receivable due to the receipt of cash from our customers in excess of our sales activity in the six months ended June 30, 2012. These increases to cash generated by operations were offset by a $15.8 million increase in our inventories, as we elected to take significant positions in certain engines in connection with our sales activities, and we also increased our component purchases in support of our sales activities for 2012. Other components of operating assets and liabilities used $0.4 million of cash, none of which were individually significant.

Investing activities

Net cash used in investing activities of $1.3 million for the six months ended June 30, 2012, related primarily to the acquisition of property, equipment and other assets.

Financing activities

We generated $1.0 million of cash in financing activities for the six months ended June 30, 2012. We generated $4.9 million of cash from advances on our revolving line of credit which was offset by a $3.8 million reduction in cash overdraft from December 31, 2011, and $0.1 million in financing fees paid in connection with the amendment to our existing credit facility on March 20, 2012.

Cash Flows for the six months ended June 30, 2011

Operating activities

For the six months ended June 30, 2011, we used $1.3 million in cash for our operations. For the six months ended June 30, 2011, we generated cash flows from net income of $2.3 million (including net $0.7 million of non-cash items, consisting primarily of depreciation and loss on debt extinguishment). The cash generated from operating results was offset by an increase in our working capital, principally driven by a $4.7 million increase in accounts receivable, a $0.6 million increase in prepaid expenses and a $0.6 million decrease in income taxes payable. The increase in accounts receivable was due to an increase in 2011 sales. The decrease in income taxes payable was principally attributable to the tax payments made for 2010 and 2011. Our prepaid expenses increased due to payments of estimated income taxes and the advance payment of insurance premiums. Offsetting these working capital increases, we decreased our inventories by $1.8 million. The change in inventories was attributable to an initiative to decrease our inventories while still supporting our higher level of sales activity. Net other cash generated from operations in the first six months of 2011 was $0.5 million, none of which was individually significant.

Investing activities

Net cash used in investing activities of $0.4 million for the six months ended June 30, 2011, related primarily to the acquisition of property, equipment and other assets.

Financing activities

We generated $1.7 million of cash for the six months ended June 30, 2011. In connection with the private placement for which we issued preferred stock and warrants to purchase our common stock, we generated proceeds of $18.0 million. In addition, we refinanced our revolving line of credit with a new bank, Harris, N.A., for net borrowings of $16.2 million for the six months ended June 30, 2011. The terms of the revolving line of credit with Harris N.A. are discussed below in “Credit Agreement.” The proceeds from the private placement and revolving line of credit were used to pay off our existing term loans and our revolving line of credit with our prior lender, Fifth Third Bank. We used $29.5 million in cash for the payoff of these term loans, the payoff of the prior revolving line of credit and other scheduled debt payments. We used $3.8 million of cash to pay transaction and financing costs associated with the private placement and refinancing of our revolving line of credit. We also had a $0.8 million increase in our cash overdraft balance since December 31, 2010. Consistent with our prior revolving line of credit, until amended as described below, our revolving line of credit required that our cash be applied against our revolving line of credit. As such, we did not maintain a cash balance, and we borrowed on the revolving line of credit to fund outstanding checks as they clear our bank. Our cash overdrafts fluctuated based on the timing of checks issued which had not yet cleared our bank as of a given date.

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

Under the Harris Agreement and prior to the amendment of the loan and security agreement on March 20, 2012: (a) we were a party to the Harris Agreement and pledged all of our shares of The W Group to BMO Bank as collateral for the Line of Credit; (b) there were no term loans; (c) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the Line of Credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) we had a limitation on annual capital expenditures; (e) a fixed charge coverage ratio was included, except that this fixed charge coverage ratio under the Harris Agreement excluded certain historical debt service costs and certain other one-time expenses, both as defined in the Harris Agreement.

On March 20, 2012, the Harris Agreement was amended (the Harris Agreement, as amended, the “Amended Agreement”) to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. Under the terms of the Amended Agreement: (a) the revolving line of credit bears interest at BMO Bank’s prime rate (3.25% at March 31, 2012) plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused line fee has been reduced to 0.25%; and (c) we are only required to report our compliance with the fixed charge coverage ratio for any month when our Excess Availability, as defined in the Amended Agreement, is less than the Liquidity Threshold. The Liquidity Threshold is defined as the greater of (i) $7,500,000 or (ii) 12.5% of the total credit facility of $50.0 million, as may be reduced from time to time pursuant to the terms of the Amended Agreement. When we are required to report our compliance with the fixed charge coverage ratio, we must continue to report our compliance with the fixed charge coverage ratio until it has exceeded the Liquidity Threshold for 60 consecutive days. Additionally, under the Amended Agreement, cash balances are no longer automatically swept by BMO Bank, and, as a result, from time to time, we may carry cash balances on our consolidated balance sheet.

As of June 30, 2012, $2.6 million of our outstanding borrowings under our revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance as of June 30, 2012, of $22.0 million had been designated to bear interest at the LIBOR rate, plus an applicable margin which equated to 1.99%. The unused and available line of credit balance was $25.4 million at June 30, 2012. We were in compliance with the financial covenants under the Amended Agreement as of June 30, 2012.

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

Impact of Recently Issued Accounting Pronouncements

We evaluate the pronouncements of various authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), the SEC and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the Company. There are no new accounting pronouncements that have been issued or adopted during the three months ended June 30, 2012 that are expected to have a significant effect on our consolidated financial statements.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level, even though, following the reverse recapitalization, we have not yet (as we are not yet required to have) consummated any annual assessment of our internal control over financial reporting procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our Chief Executive Officer and Chief Financial Officer reached this conclusion based in large part on their assessment of (1) the financial expertise of our Chief Financial Officer, and other members of our finance and accounting department and the members of our Disclosure Committee, (2) the regular communications among such persons, including the members of our Disclosure Committee, and between them and others within our relatively small organization, with respect to all material developments in our business, and (3) the overall process of preparation and review of our financial and other disclosures.

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit	Description

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011 (incorporated by reference from Exhibit 3.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-174543, filed with the Commission on August 19, 2011).

3.2	Bylaws of Power Solutions International, Inc., a Delaware corporation, adopted August 12, 2011 (incorporated by reference from Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-174543, filed with the Commission on August 19, 2011).

10.1	Employment Agreement, dated as of June 6, 2012, by and among Power Solutions International, Inc., Power Great Lakes, Inc. and Eric Cohen (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission on June 7, 2012).

10.2	Stock Appreciation Rights Agreement, dated as of June 6, 2012, by and between Power Solutions International, Inc and Eric Cohen (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated
June 6, 2012, filed with the Commission on June 7, 2012).

10.3	Power Solutions International, Inc. 2012 Incentive Compensation Plan, as adopted by the Board of Directors on May 30, 2012 (subject to stockholder approval) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission on June 7, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

XBRL Taxonomy Extension Labels Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: August 14, 2012	By:	/s/ Daniel P. Gorey
Daniel P. Gorey
Chief Financial Officer (Principal Financial and Accounting Officer)