Form 10-Q
period 2012-09-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2012-11-13
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number: 000-52213

Power Solutions International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0963637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Mittel Drive Wood Dale, IL	60191
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 350-9400

(Former name or former address, if changed since last report)

655 Wheat Lane

Wood Dale, IL 60191

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

As of November 7, 2012, there were 9,078,287 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED SEPTEMBER 30, 2012

INDEX

Part I. Financial Information		3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 (Unaudited) and September 30, 2011 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (Unaudited) and September 30, 2011 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	27

Part II. Other Information		28

Item 1.	Legal Proceedings	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

	Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
(Dollar amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash	$655	$—
Accounts receivable, net	31,751	29,523
Inventories, net	44,551	33,393
Prepaid expenses and other current assets	1,023	1,291
Deferred income taxes	2,122	1,814

Total current assets	80,102	66,021

Property, plant & equipment, net	6,413	3,611
Other noncurrent assets	1,978	1,451

TOTAL ASSETS	$88,493	$71,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Income taxes payable	$729	$564
Current maturities of long-term debt	23	23
Revolving line of credit	—	19,666
Accounts payable	28,867	27,574
Accrued liabilities	3,662	4,015

Total current liabilities	33,281	51,842

LONG-TERM OBLIGATIONS
Revolving line of credit	29,713	—
Deferred income taxes	490	490
Private placement warrants	2,562	3,270
Long-term debt, net of current maturities	20	41
Other noncurrent liabilities	649	116

TOTAL LIABILITIES	66,715	55,759

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock – $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at September 30, 2012 and December 31, 2011.	—	—
Common stock – $0.001 par value. Authorized: 50,000,000 shares. Issued: 9,909,212 and 9,895,462 shares at September 30, 2012 and December 31, 2011, respectively. Outstanding: 9,078,287 and 9,064,537 at September 30, 2012 and December 31, 2011, respectively.	10	10
Additional paid-in-capital	10,651	10,154
Retained earnings	15,367	9,410
Treasury stock, at cost, 830,925 shares at September 30, 2012 and December 31, 2011	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	21,778	15,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,493	$71,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Net sales	$51,703	$42,798	$149,890	$109,480
Cost of sales	43,293	36,236	124,419	90,454

Gross profit	8,410	6,562	25,471	19,026
Operating expenses:
Research & development and engineering	2,010	1,260	5,545	3,268
Selling and service	1,315	1,608	4,600	4,775
General and administrative	2,212	1,351	6,024	3,777

Total operating expenses	5,537	4,219	16,169	11,820

Operating income	2,873	2,343	9,302	7,206
Other (income) expense:
Interest expense	249	195	766	1,125
Loss on debt extinguishment	—	—	—	485
Other (income) expense, net	(199)	(591)	(562)	67

Total other (income) expense	50	(396)	204	1,677

Income before income taxes	2,823	2,739	9,098	5,529
Income tax provision	977	838	3,141	2,053

Net income	$1,846	$1,901	$5,957	$3,476

Undistributed earnings	$1,846	$1,901	$5,957	$3,476

Undistributed earnings allocable to Series A convertible preferred shares	$—	$1,115	$—	$2,881

Undistributed earnings allocable to common shares	$1,846	$786	$5,957	$595

Weighted-average common shares outstanding:
Basic	9,068,024	4,072,968	9,065,699	1,571,549
Diluted	9,068,024	4,072,968	9,065,699	1,571,549
Undistributed earnings per share – basic
Common shares	$0.20	$0.19	$0.66	$0.38

Undistributed earnings per share – diluted
Common shares	$0.20	$0.19	$0.66	$0.38

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flows from operating activities
Net income	$5,957	$3,476
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	748	604
Deferred income taxes	(308)	(128)
Equity-based compensation	267	—
Increase (decrease) in accounts receivable allowances	57	(43)
Decrease in valuation of private placement warrants	(656)	(690)
Loss on disposal of assets	95	—
Loss on debt extinguishment	—	485
(Increase) decrease in operating assets
Accounts receivable	(2,285)	(10,379)
Inventories	(11,158)	(407)
Prepaid and other current assets	268	(243)
Other noncurrent assets	(359)	403
Increase (decrease) in operating liabilities
Accounts payable	4,878	4,376
Accrued liabilities	(425)	415
Income taxes payable	165	(431)
Other noncurrent liabilities	113	—

Net cash used in operating activities	(2,643)	(2,562)

Cash flows from investing activities
Purchase of property, plant, equipment and other assets	(2,900)	(699)
Increase in cash surrender value of life insurance	—	(12)

Net cash used in investing activities	(2,900)	(711)

Cash flows from financing activities
(Decrease) increase in cash overdraft	(3,780)	1,661
Advances from current revolving line of credit-post March 20, 2012 amendment	49,156	—
Repayments of current revolving line of credit-post March 20, 2012 amendment	(43,358)	—
Net change in revolving line of credit-prior to March 20, 2012 amendment	4,249	(1,158)
Initial proceeds from borrowings under revolving line of credit	—	18,338
Proceeds from issuance of preferred stock with warrants	—	18,000
Proceeds from exercise of private placement warrants	178	—
Repayment of prior revolving line of credit	—	(21,633)
Proceeds from long-term debt	—	43
Payments on long-term debt and capital lease obligations	(21)	(7,875)
Cash paid for transaction and financing fees	(226)	(4,103)

Net cash provided by financing activities	6,198	3,273

Net change in cash	655	—
Cash at beginning of period	—	—

Cash at end of period	$655	$—

Supplemental disclosures of cash flow information
Cash paid for interest	$666	$933
Cash paid for income taxes	3,290	2,630
Supplemental disclosure of noncash transactions
Unpaid property, plant, equipment and other assets	$815	$77
Proceeds from exercise of private placement warrants	52	—
Transaction fees	—	888
Dividends	—	224
Common stock warrant issued	—	399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except per share amounts)

1. Description of the Company and business operations

Description of the Company

Power Solutions International, Inc., a Delaware corporation, is the successor in the Migratory Merger (as defined below) to Power Solutions International, Inc., a Nevada corporation (“Power Solutions International” and “PSI” refer to Power Solutions International, Inc., a Nevada corporation, prior to the consummation of the Migratory Merger, and Power Solutions International, Inc., a Delaware corporation, following the consummation of the Migratory Merger). Power Solutions International, Inc., a Nevada corporation, was formerly known as Format, Inc. (“Format”), and prior to the consummation of the Reverse Recapitalization (as defined below), was engaged, to a limited extent, in EDGARizing corporate documents for filing with the Securities and Exchange Commission (“SEC”) and in providing limited commercial printing services. On April 29, 2011, Format consummated a reverse acquisition transaction with The W Group, Inc. and its subsidiaries (“The W Group”). The W Group remained as the surviving corporation of the reverse acquisition, becoming a wholly-owned subsidiary of Power Solutions International. Based upon the nominal operations and assets of Format immediately prior to the consummation of the reverse acquisition and the other transactions described in Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” Format may have been deemed to have been a “shell company” (as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Therefore, the reverse acquisition transaction was accounted for as a reverse recapitalization and no goodwill or intangible assets were recorded (“Reverse Recapitalization”). The W Group was the accounting acquiror in the Reverse Recapitalization because The W Group’s former stockholders received the greater portion of the voting rights in the combined entity, and The W Group’s senior management represented all of the senior management of PSI immediately following the consummation of the transaction. Therefore, with respect to the period prior to the Reverse Recapitalization, it is The W Group’s historical financial position and results of operations that are presented in the unaudited condensed consolidated financial statements, with The W Group’s historical equity restated to reflect the originally issued and outstanding equity of Format, plus the equity issued by Power Solutions International, pursuant to the Reverse Recapitalization.

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

On August 26, 2011, pursuant to the Migratory Merger, Power Solutions International, Inc., a Nevada corporation, merged into its newly-created, wholly-owned subsidiary, Power Solutions International, Inc., a Delaware corporation, which effected its reincorporation into the State of Delaware from the State of Nevada and effected a reverse stock split of its common stock by converting each 32 shares of common stock of Power Solutions International, Inc., a Nevada corporation, into one share of common stock of Power Solutions International, Inc., a Delaware corporation, as the surviving entity in the Migratory Merger. See Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” for a further description of the Migratory Merger and Reverse Split.

Nature of business operations

The Company is a global producer and distributor of a broad range of high performance, certified low emission, power systems for original equipment manufacturers of off-highway industrial equipment (“industrial OEMs”). The Company’s customers include companies that are large, industry-leading and/or multinational organizations, and the Company is a sole source provider of alternative fuel power systems for most of its customers. The Company’s products and services are sold predominantly to customers throughout North America, as well as, to customers located throughout Asia and Europe.

         The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow the Company to provide to its customers power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine block integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company purchases engines from third party suppliers and has recently begun producing an internally-designed engine, both of which are then integrated into its power systems. Additionally, the Company is conducting research and development for the purpose of designing, developing and manufacturing other engines in-house. Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which the Company coordinates significant design efforts with third party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third party suppliers. Some of the key components (including all of the engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide to its customers a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and through its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel and non-certified power systems and aftermarket components.

2. Basis of presentation

Unaudited condensed consolidated financial statements

The unaudited condensed consolidated financial statements of Power Solutions International, Inc. present information in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and have been prepared pursuant to the rules and regulations of the SEC and in the opinion of management reflect all normal and recurring adjustments necessary to present fairly the interim periods of the unaudited condensed consolidated financial position, results of operations and cash flows of the Company, The W Group and its wholly-owned subsidiaries for the periods presented, including retroactive restatement to reflect the 1-for-32 Reverse Split approved by the stockholders in their vote on the Migratory Merger and Reverse Split, which were effective August 26, 2011 (and described below in Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger”), as required in accordance with SEC Staff Accounting Bulletin (SAB) Topic 4C Equity Accounts — Change in Capital Structure , and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. Accordingly, the unaudited condensed consolidated balance sheets presented herein reflect a reduction in the aggregate dollar value of common shares issued and outstanding, with a corresponding increase reflected in additional paid-in capital of approximately $0.01 million, as detailed in Note 11, “Stockholders’ equity.” Total authorized shares were unchanged by the Reverse Split. The consummation of the Migratory Merger and Reverse Split, effective on August 26, 2011, also triggered the automatic conversion of the shares of the Company’s preferred stock to Company common stock. In accordance with ASC 260, the conversion of the Company’s preferred stock is presented prospectively from August 26, 2011, resulting in a $9.7 million increase in additional paid in capital and elimination of the Series A Convertible Preferred Stock in the Company’s unaudited condensed consolidated balance sheet as of December 31, 2011, also detailed in Note 11, “Stockholders’ equity.” Earnings per share is calculated based upon the weighted average shares which reflect the conversion of the preferred shares to shares of the Company’s common stock effective August 26, 2011, as restated for the Reverse Split.

These unaudited condensed consolidated financial statements should be read in conjunction with, and have been prepared in conformity with the accounting principles reflected in, the consolidated financial statements and related notes included in Power Solutions International Inc’s, Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As these financial statements have been prepared pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the financial statements and related notes prepared in accordance with GAAP have been condensed or omitted.

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

Significant accounting policies

        The Company’s significant accounting policies as of December 31, 2011, are described in the Company’s annual report, dated March 30, 2012, filed on Form 10-K with the Securities and Exchange Commission. There have been no material changes with respect to the Company’s significant accounting policies subsequent to December 31, 2011, with the exception of cash and cash equivalents and equity-based compensation. Prior to its March 20, 2012 amendment, the Company’s loan and security agreement with Harris N.A. (now known as BMO Harris Bank, N.A (“BMO Bank”)) (“Harris Agreement”), required that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company did not maintain cash or cash equivalents on its consolidated balance sheet, but instead funded its operations through borrowings under its revolving line of credit. As further described in Note 9, “Revolving line of credit,” the Harris Agreement was amended effective March 20, 2012, and among other changes, cash balances are no longer automatically swept by BMO Bank and applied against the revolving line of credit. Under ASC 470-10-45, Debt, the elimination of the automatic sweeping of the Company’s cash and applying it against the revolving line of credit results in a change in the presentation of the revolving line of credit from a current liability to a long-term obligation on the Company’s consolidated balance sheet. Accordingly, the Company has presented the revolving line of credit as a long-term obligation on its consolidated balance sheet subsequent to March 20, 2012, the effective date of the Amended Agreement. At September 30, 2012, the Company had a cash balance recorded on its consolidated balance sheet. Management has adopted a significant accounting policy based on this change. Management has also adopted an additional significant accounting policy based on the Compensation Committee of the Board approving the 2012 Incentive Compensation Plan (See Note 12, “2012 Incentive compensation plan”) and granting Stock Appreciation Rights (“SAR”). Both of these policies are presented below.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Equity-based compensation

The Company accounts for equity-based compensation expense for awards granted to employees for service over the service period based on the grant date fair value. Furthermore, the SAR granted is accounted for as equity, in accordance with ASC 718-10-25, Determining Whether to Classify a Financial Instrument as a Liability or As Equity.

3. Recently issued accounting pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), the SEC and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the Company. There are no new accounting pronouncements that have been issued or adopted during the three months ended September 30, 2012, that are expected to have a significant effect on the Company’s consolidated financial statements.

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

Concurrent with the closing of the Reverse Recapitalization, Power Solutions International, Inc. and The W Group entered into a purchase agreement (“Private Placement”) whereby Power Solutions International, Inc. completed the sale of an aggregate of 18,000 shares of PSI preferred stock together with warrants (“Private Placement Warrants”) representing the right to purchase an aggregate of 24,000,007 shares of PSI common stock (share amount prior to the Reverse Split defined below), subject to certain limitations on exercise. The shares of PSI preferred stock issued in the Private Placement were initially convertible into an aggregate of 48,000,007 shares of PSI common stock (share amount prior to the Reverse Split defined below), subject to certain limitations. In consideration, Power Solutions International, Inc. and The W Group received proceeds of $18.0 million before transaction fees, costs and expenses of approximately $5.1 million in connection with the Reverse Recapitalization and Private Placement. During the three months ended September 30, 2012, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 13,750 shares of the Company’s common stock.

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

The impact of the above transactions, the exercise of the Roth Warrant, and the partial exercise of the Private Placement Warrants, on the Company’s issued capital is further described in Note 11, “Stockholders’ equity.”

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

These provisions are not triggered based on the market price of Company common stock, but rather on the issuance by the Company of additional equity securities below an effective price per share of $12.00 as adjusted for the Reverse Split. The contingent issuance of additional common shares as a result of the anti-dilution provisions discussed above represents a market-based contingency that does not become a reality until the Company issues securities in the manner described above. The Company’s anti-dilutive potential common shares include 736,252 shares of common stock issuable upon exercise of the Private Placement Warrants, with an exercise price of $13.00 per share, adjusted for the Reverse Split.

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the proceeds of warrant exercises, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. The Roth Warrant (until exercised), the Private Placement Warrants and the SAR were evaluated for their potentially dilutive effect using the treasury stock method. Due to the Company’s limited trading volume during the three and nine months ended September 30, 2012, the Company estimated the average fair value of its common shares using the estimated fair value derived in the periodic valuations of its Private Placement Warrants liability as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, as described in Note 11, “Stockholders’ equity,” and Note 8, “Fair value of financial instruments.” Based upon an average estimated fair value of $11.71 per share of the Company’s common stock for the period ended September 30, 2012 and an exercise price of $13.00 per share, all of the remaining potentially issuable shares of common stock associated with the Private Placement Warrants were excluded from the diluted EPS calculation. Similarly, based on the average estimated fair value of $11.71 per share of the Company’s common stock noted above for the period ended September 30, 2012, and a strike price of $22.07 per share of the SAR granted in connection with an incentive compensation plan, all potentially issuable shares of Company common stock associated with the SAR were excluded from the diluted EPS calculation. See Note 12, “2012 Incentive compensation plan,” for the details associated with the aforementioned SAR grant.

The Roth Warrant was cashlessly exercised in full on September 1, 2011, for an aggregate of 62,116 shares of common stock based upon the value of the Company’s common stock as determined pursuant to the Roth Warrant. During the three months ended September 30, 2012, 13,750 shares of Company common stock were issued as a result of the partial exercise of the Private Placement Warrants. See Note 11, “Stockholders’ equity” for further detail of these transactions.

The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, respectively, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Undistributed earnings allocable to common stock	$1,846	$786	$5,957	$595

Denominator:
Weighted average common shares outstanding-basic	9,068,024	4,072,968	9,065,699	1,571,549
Diluted effect of common shares equivalents	—	—	—	—

Weighted average common shares outstanding-diluted	9,068,024	4,072,968	9,065,699	1,571,549

Earnings per share of common shares – basic and diluted
Earnings per share of common shares – basic	$0.20	$0.19	$0.66	$0.38

Earnings per share of common shares – diluted	$0.20	$0.19	$0.66	$0.38

6. Inventories

Inventory consists primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in, as determined by specific serial number identification or market value. Parts are valued at the lower of cost (first-in, first-out) plus freight-in, or market value. When necessary, the Company writes down the value of its inventory in an amount equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. The components of inventory were as follows as of:

	September 30, 2012	December 31, 2011
Raw material	$40,863	$29,128
Finished goods	3,688	4,265

Total	$44,551	$33,393

7. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	September 30, 2012	December 31, 2011
Land	$260	$260
Buildings and improvements	3,633	1,975
Office furniture and equipment	2,108	2,899
Tooling and equipment	4,327	3,775
Transportation equipment	224	223
Construction in progress	1,007	607

Property, plant and equipment, at cost	11,559	9,739
Accumulated depreciation	(5,146)	(6,128)

Property, plant and equipment, net	$6,413	$3,611

8. Fair value of financial instruments

As of September 30, 2012, the Company measured its financial assets and liabilities under the amended ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of September 30, 2012, the Company’s Private Placement Warrants were measured at fair value under ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification. See Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” for further details describing these warrants. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

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

After establishing the enterprise value, the Company’s net outstanding debt was deducted to determine the Company’s total equity value. Total equity value was then allocated among the securities that comprise the Company’s capital structure using the Black-Scholes method, as described in the American Institute of Certified Public Accountants Practice Aid, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” (AICPA Practice Aid). In addition to the total equity value, the Black-Scholes method utilized the following assumptions as of December 31, 2011: an aggregate exercise price of $127.6 million (which reflects the public equivalent value of equity necessary for the Private

Placement Warrants to accrue value, which is calculated based on the number of shares of the Company’s common stock issued and outstanding plus the number of shares underlying the Private Placement Warrants, multiplied by the $13.00 per share strike price for the Private Placement Warrants), a remaining contractual term of 4.33 years, an assessment of the risk-free interest rate of 0.6%, an anticipated volatility factor of 60.0% (representing the upper end of the range of implied volatility of publicly traded call options of benchmark companies), and a zero dividend yield. The resulting stock and warrant valuations as of December 31, 2011, were each discounted by 15%, reflecting an assessment of the trading activity of the Company common stock and the implied trading activity of the Private Placement Warrants. The suggested value from the Black-Scholes method reflects a fully marketable security that is not burdened by limited marketability; however, the Company’s common stock (and by extension the Private Placement Warrants) does not currently have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the Private Placement Warrants. As of September 30, 3012, the Company’s approach to the valuation has remained consistent, but the inputs were adjusted to current market conditions which reflect an estimated fair value of $11.71 per share for the Company’s common stock, a remaining contractual term of 3.58 years, a volatility factor of 50.0%, a risk-free interest rate of 0.40% and a zero dividend yield. The resulting stock and warrant valuations as of September 30, 2012, were discounted by 7.5% and 15.0%, respectively, reflecting an assessment of the trading activity of the Company common stock and Private Placement Warrants.

The following table summarizes fair value measurements by level as of September 30, 2012, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$2,562

The following table summarizes fair value measurements by level as of December 31, 2011, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$3,270

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument for the period ended September 30, 2012:

Balance at December 31, 2011	$3,270
Change in the value of private placement warrants liability	(656)
Change due to exercise of private placement warrants	(52)

Balance at September 30, 2012	$2,562

Financial assets and liabilities not measured at fair value

As of September 30, 2012, the Company’s revolving line of credit (including accrued interest recorded under accrued liabilities) and notes payable recorded on the unaudited condensed consolidated balance sheets were carried at cost. The carrying value of the revolving line of credit and notes payable obligations approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit rating has not changed significantly since the origination of these financial liabilities. Under ASC Topic 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable.

9. Revolving line of credit

On April 29, 2011, in connection with the closing of the Reverse Recapitalization, The W Group and Power Solutions International, Inc. entered into a loan and security agreement with Harris N.A. (now known as BMO Harris Bank, N.A.), as earlier defined in Note 2, “Basis of presentation,” defined as the Harris Agreement, which replaced the existing loan and security agreement that The W Group had with its senior lender (“Prior Credit Agreement”) prior to the closing of the Reverse Recapitalization. Pursuant to the Harris Agreement, among other things, the maximum loan amount was reduced from the maximum loan amount under The W Group’s Prior Credit Agreement to reflect The W Group’s repayment in full of its two previously outstanding term loans under the Prior Credit Agreement, and the financial covenants under the Prior Credit Agreement were replaced with a new fixed charge coverage ratio covenant. Prior to its March 20, 2012 amendment, the Harris Agreement provided for borrowings up to $35.0 million under a revolving line of credit and was scheduled to mature on April 29, 2014. The Harris Agreement was collateralized by substantially all of the Company’s assets. The Company was also required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio and a limitation on annual capital expenditures. The Harris Agreement contained customary covenants and restrictions, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Harris Agreement required cash accounts to be held with BMO Bank. Historically, the Company’s financing arrangements, including the Harris Agreement required that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company did not maintain cash or cash equivalents on its consolidated balance sheet, but instead funded its operations through borrowings under its revolving line of credit.

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

On March 20, 2012, the loan and security agreement with BMO Bank was amended (the Harris Agreement, as so amended, the “Amended Agreement”) to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. Under the terms of the Amended Agreement: (a) the revolving line of credit bears interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused revolving line fee was reduced to 0.25%; and (c) the Company is only required to report its compliance with the fixed charge coverage ratio for any month when the Company’s Excess Availability, as defined in the Amended Agreement, is less than the Liquidity Threshold. The Liquidity Threshold is defined as the greater of (i) $7,500,000 or (ii) 12.5% of the total credit facility of $50.0 million, as may be reduced from time to time pursuant to the terms of the Amended Agreement. When required to report its compliance with the fixed charge coverage ratio, the Company must continue to report its compliance with the fixed charge coverage ratio until it has exceeded the Liquidity Threshold for 60 consecutive days. Additionally, under the Amended Agreement, cash balances are no longer automatically swept by BMO Bank, and, as a result, from time to time, the Company may carry cash balances on its consolidated balance sheet.

On November 8, 2012, the loan and security agreement with BMO Bank was amended (the Harris Agreement, as so amended, “Harris Amended Agreement II”). The Harris Amended Agreement II increased the Company’s thresholds for certain transactions, allowing the Company to: (i) make acquisitions up to an aggregate of $2,000,000, (ii) enter into joint ventures up to an aggregate of $2,000,000, up from $500,000, and (iii) make annual capital expenditures up to $8,000,000, up from $4,000,000. These thresholds are subject to certain limitations as set forth in the Harris Amended Agreement II.

As of September 30, 2012, $4.7 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance of $25.0 million as of September 30, 2012, had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equated to 1.97%. The unused and available revolving line of credit balance was $20.3 million at September 30, 2012.

As of December 31, 2011, $4.7 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance of $15.0 million as of December 31, 2011, had been designated to bear interest at the LIBOR rate, plus an applicable margin which equated to 2.29%. The unused and available revolving line of credit balance was $15.3 million at December 31, 2011.

10. Income taxes

At the end of each interim period, the Company applies its estimated annual effective tax rate (“ETR”) to its interim earnings before considering the tax effect of any discrete items. The Company also records the tax impact of certain unusual or infrequently occurring items, including the effects of changes in valuation allowances and tax laws or rates, in the interim period in which they occur. Any penalties and/or interest incurred in connection with the payment of the Company’s income tax obligations are classified within general and administrative expenses and interest expense, respectively.

The computation of the estimated annual ETR at each interim period requires certain estimates and significant judgments, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes. For the 2012 fiscal year, the Company’s estimated annual ETR is 37.2%, excluding the impact of changes in the valuation of the Private Placement Warrants which is permanently excluded from taxable income.

        The Company’s ETR for the nine months ended September 30, 2012 was 34.5% compared with 37.1% for the comparable prior year period. The Company’s ETR in the nine months ended September 30, 2012 was lower due to the exclusion of $0.6 million of other income recognized in connection with the change in the valuation of the Private Placement Warrants. The income or expense associated with the change in the Private Placement Warrants is excluded from the computation of taxable income. Given the subjectivity and volatility of the valuation of the Private Placement Warrants, it is not possible to project the impact of the change in the Private Placement Warrants in the computation of the Company’s estimated annual ETR. As a result, the Company’s estimated annual ETR is impacted by the changes in the valuation of the Private Placement Warrants in the periods in which such changes occur.

11. Stockholders’ equity

The Company’s equity securities, the Private Placement Warrants and Roth Warrant issued in connection with the transactions described in Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” and the related transaction costs incurred, are explained below.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. At September 30, 2012, 9,909,212 shares of Company common stock were issued and 9,078,287 shares of Company common stock were outstanding. Each holder of a share of common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. See Series A Convertible preferred stock below for a discussion of the automatic conversion of the Company’s shares of preferred stock into shares of common stock upon consummation of the Migratory Merger and Reverse Split.

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

The allocation of the $18.0 million Private Placement proceeds to Company preferred stock and Private Placement Warrants is described below. The respective values of the preferred stock and Private Placement Warrants were separately estimated and applied to these respective securities for purposes of applying the appropriate accounting guidance to each security. The value assigned to the shares of preferred stock was computed on an “as-if” converted basis and derived through an estimation of the fair value of the Company’s common stock as of April 29, 2011, the date upon which the Reverse Recapitalization and Private Placement occurred, and represented the residual amount of the $18.0 million Private Placement proceeds after determining the value of the Private Placement Warrants as discussed further under Private placement warrants. The Company estimated the fair value of its common stock using the “Backsolve Method,” as described in the current working draft of the AICPA Practice Aid. The Backsolve Method, a form of the market approach to valuation, derives the implied equity value for one type of equity security (e.g. common equity) from a contemporaneous transaction involving another type of equity security (e.g., preferred stock). In this case, the Company solved for the common equity value ($10.08 per share as adjusted for the Reverse Split) in an option pricing model such that the aggregate value of the securities issued in the Private Placement, considering both the Company’s preferred stock component and Private Placement Warrants component, equaled $18.0 million. That is, $10.08 per common share multiplied by 1,500,009 shares of the Company’s common stock issuable upon conversion of the shares of the Company’s preferred stock issued in the Private Placement (as adjusted for the Reverse Split, as-if converted basis) plus $3.85 per share multiplied by 750,002 shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants (as adjusted for the Reverse Split) equals $18.0 million. Accordingly, the value assigned to the Company preferred stock was $15.1 million of the $18.0 million gross proceeds received in the Private Placement. After reflecting the costs associated with the Reverse Recapitalization and allocation of the transaction costs associated with the Private Placement, as described below under Transaction costs, the value of the Company’s preferred equity was $9.7 million immediately prior to its elimination upon the automatic conversion of the shares of the preferred stock to shares of Company common stock on August 26, 2011, the effective date of the Migratory Merger and Reverse Split.

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

Private placement warrants

Each investor in the Private Placement also received a number of Private Placement Warrants equal to one-half the number of shares of the Company’s common stock issuable upon conversion of the shares of Company preferred stock purchased by such investor. At issuance, the Private Placement Warrants represented the right to purchase a total of 750,002 shares of the Company’s common stock at an exercise price of $13.00 per share, as adjusted for the Reverse Split, subject to further adjustment for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock. The Private Placement Warrants are also subject to full ratchet anti-dilution protection whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock at a price below the then-current exercise price of the Private Placement Warrants, subject to specified exceptions, the exercise price of the Private Placement Warrants will be reduced to the effective price of the Company’s common stock so issued (or deemed to be issued). The Private Placement Warrants will expire on April 29, 2016.

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

        The Private Placement Warrants issued with the 18,000 shares of the Company’s preferred stock had an estimated fair value of $2,887,000 at the closing of the Reverse Recapitalization transaction and the Private Placement on April 29, 2011, determined based upon an agreed-upon exercise price of the Private Placement Warrants; the purchase price for (value of) the Company’s preferred stock and Private Placement Warrants, in the aggregate as agreed upon with the investors in the Private Placement; an assessment of an appropriate risk-free interest rate of 2.1%, an anticipated volatility factor of 50.0%, and a zero percent dividend yield, all incorporated into a valuation using the Black-Scholes option pricing model. The Company determined that the five-year Treasury Bond yield was a reasonable assumption for a risk-free rate, and that an appropriate volatility rate would represent the upper end of the range of implied volatility of publicly traded call options of benchmark companies, which reflects the mid-range of their historical volatility. The Company’s past history of not paying dividends and management’s intentions to continue such a dividend policy resulted in a zero dividend yield assumption. The five-year term of the Private Placement Warrants, the stated warrant exercise price of $13.00 per share (as adjusted for the Reverse Split), when the Private Placement Warrants became exercisable, and the Company’s common stock valuation of $10.08 per share (as adjusted for the Reverse Split), when the Private Placement Warrants became exercisable, comprise the balance of the inputs into the Black-Scholes pricing model for the warrant valuation. See Note 8, “Fair value of financial instruments,” for further detail describing the valuation approach for the Private Placement Warrants as of September 30, 2012.

During the three months ended September 30, 2012, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 13,750 shares of the Company’s common stock.

Roth warrant

The Company issued to Roth, the Roth Warrant to purchase shares of the Company’s common stock, as compensation for its role as placement agent in connection with the Private Placement. Prior to its exercise in full on September 1, 2011, as described below, the Roth Warrant represented the right to purchase an aggregate of 105,000 shares of the Company’s common stock, at an exercise price of $13.20 per share, subject to further adjustment for non-cash dividends, distributions, stock splits, or other reorganizations or reclassifications of the Company’s common stock. The Roth Warrant was subject to expire on April 29, 2016. At any time following the effectiveness of the Reverse Split, the Roth Warrant could have been “cashlessly” exercised by its holder by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price of the Company’s common stock (such market price as defined in that Roth Warrant document), equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Roth Warrant would occur without any cash being paid by the holder of the warrant to the Company. The Roth Warrant included a requirement that the Company reserve a sufficient number of shares of its common stock solely for the purpose of effecting the exercise of the Roth Warrant into shares of the Company’s common stock pursuant to the terms (and subject to the limitations) thereof.

The estimated fair value of the Roth Warrant of $0.4 million as of the consummation of the Private Placement on April 29, 2011 was determined using the same assumptions used to value the Private Placement Warrants described above, and by using the same inputs, but for its specific exercise price of $13.20 per share as adjusted for the Reverse Split. The Roth Warrant was classified as equity and was recorded as an adjustment between the Roth Warrant and the Company’s preferred stock equity. Unlike the Private Placement Warrants, the Roth Warrant did not contain, and was not otherwise subject to, any price-based anti-dilution provisions and could only be settled by the Company with a fixed number of shares of the Company’s common stock (subject to customary adjustments for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock). Under ASC 815-40-25, this lack of price-based anti-dilution provisions was the distinctive attribute as compared to the Private Placement Warrants that required the Roth Warrant to be classified as equity on the Company’s unaudited condensed consolidated balance sheets. The valuation of the Company’s preferred stock, common stock and Private Placement Warrants employed the Black-Scholes option pricing model and incorporated the purchase price of the Company’s preferred stock and Private Placement Warrants, including the Roth Warrant, and the Company’s assessment relative to the interest rate, volatility factor, and other inputs utilized in the model. The Roth Warrant represented compensation to Roth for its services in its capacity as placement agent for the Private Placement, and the warrant’s $0.4 million estimated fair value ($3.80 per share of common stock issuable upon exercise of this warrant as adjusted for the Reverse Split) was recorded as a reduction of capital from the preferred stock issuance.

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

As of September 30, 2012, the 830,925 shares of Company common stock that were repurchased by the Company as described above are available for awards pursuant to the Company’s newly approved and adopted 2012 Incentive Compensation Plan (as defined in note 12, “2012 Incentive compensation plan”).

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

Shares reserved for specific purposes

As of September 30, 2012, 736,252 shares of Company common stock remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement. Contingently issuable shares, as described below, will be reserved when the conditions for their issuance have been met.

Contingently issuable securities

Pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in a public or private offering or in a series of related offerings, resulting in gross proceeds to the Company of at least $5.0 million at or below an effective price per share of $12.00 as adjusted for the Reverse Split, subject to further adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock. See “Anti-dilutive potential common shares excluded from the diluted earnings per share computation”, under Note 5 above for a detailed description of this provision. The conditions under which such issuance may occur have not yet occurred as of September 30, 2012, nor were they reasonably certain to occur as of the date of issuance of the unaudited condensed consolidated financial statements presented herein.

Registration rights agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors in the Private Placement and Roth Capital Partners, LLC, pursuant to which it agreed to file a registration statement on Form S-1, with the SEC, covering the resale of “Registrable Securities” (as defined below) (which includes the shares of the Company’s common stock that were issuable upon conversion of shares of the Company’s preferred stock originally issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants and shares of the Company’s common stock that were issuable upon exercise of the Roth Warrant), on or before the date which is 30 days after the closing date of the Private Placement, and to use its commercially reasonable efforts to have such registration statement declared effective by the SEC as soon as practicable. The Company further agreed, within 30 days after it becomes eligible to use a registration statement on Form S-3 to register the Registrable Securities for resale, to file a registration statement on Form S-3 covering the Registrable Securities. Pursuant to the Private Placement Registration Rights Agreement, the holders of Registrable Securities are also entitled to certain piggyback registration rights. “Registrable Securities,” as contemplated by the Private Placement Registration Rights Agreement, means certain shares of the Company’s common stock, including those shares that were issuable upon conversion of shares of Company preferred stock issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants and the shares of the Company’s common stock that were issued upon exercise of the Roth Warrant; provided, that, any such share shall cease to be a Registrable Security upon (A) sale pursuant to the registration statement or Rule 144 under the Securities Act, (B) such share becoming eligible for sale without restriction by the selling securityholder holding such security pursuant to Rule 144 under the Securities Act or (C) such share otherwise becoming eligible for sale without restriction pursuant to Section 4(1) of the Securities Act, provided that, any restrictive legend on any certificate or other instrument representing such shares has been removed or there has been delivered to the transfer agent for such shares irrevocable documentation (including any necessary legal opinion) to the effect that, upon submission by the applicable selling securityholder of the certificate or instrument representing such security, any such restrictive legend shall be removed.

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

In addition, at any time beginning six months after the closing of the Private Placement at which the Company was required to register the shares issuable upon exercise of the Private Placement Warrants, but such shares may not be freely sold to the public, the warrants may be “cashlessly” exercised by the holders thereof. In such circumstances, the warrant holders may “cashlessly” exercise the Private Placement Warrants by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price (such market price as defined in the purchase agreement for the Private Placement) of the Company’s common stock, equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Private Placement Warrants will occur without any cash being paid by the holders of the Private Placement Warrants to the Company. Because the shares issuable upon exercise of the Private Placement Warrants are currently available for resale pursuant to effective registration statements filed by the Company with the SEC, the Private Placement Warrants may not be “cashlessly” exercised at this time. The Roth Warrant contained a similar cashless exercise feature (and was exercised pursuant thereto), except that the Roth Warrant was not “cashlessly” exercisable by its holder prior to the effectiveness of the Reverse Split.

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

12. 2012 Incentive compensation plan

On May 30, 2012, the Board of Directors of the Company approved and adopted the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”), and the 2012 Plan was approved by a majority of the Company’s stockholders at the Company’s annual meeting held on August 29, 2012. Under the 2012 Plan, the 830,925 shares of the Company’s common stock currently held in treasury are available for awards pursuant to the 2012 Plan. The 2012 Plan is administered by the Compensation Committee of the Board of Directors, which consists only of independent, non-employee directors.

The 2012 Plan is a broad-based plan which allows for a variety of different types of awards, including (but not limited to) non-qualified options, incentive stock options, SAR, restricted stock, deferred stock and performance units, to be made to the Company’s executive officers, employees, consultants and directors. The 2012 Plan is intended to assist the Company in attracting and retaining exceptionally qualified employees, consultants and directors upon whom, in large measure, the sustained progress, growth and profitability of the Company depend.

SAR Award Agreement

On June 6, 2012 (the “Grant Date”), the Compensation Committee of the Board approved, and the Company granted, a SAR to the Company’s Chief Operating Officer (“Grantee”) pursuant to the 2012 Plan and a Stock Appreciation Rights Award Agreement, dated as of the Grant Date. The SAR granted to the Grantee covers an aggregate of 543,872 shares of Company common stock and is exercisable only in whole shares at a price per share of $22.07.

The SAR granted to the Grantee will vest and become exercisable ratably on each of the first three anniversaries of the Grant Date (“graded vesting”). In addition, the SAR will not become exercisable until the date that is the last of any seven Valuation Dates (as defined in the Award Agreement) within any period of ten or fewer consecutive Valuation Dates that commence after May 30, 2012 and prior to May 30, 2022, on each of which the market value per share of Company common stock is at least $22.07. The SAR expires on the tenth anniversary of the Grant Date.

The SAR entitles the Grantee to receive, upon any exercise, a number of shares of the Company’s common stock equal to (i) the number of shares for which the SAR is being exercised multiplied by the value of one share of the Company’s common stock on the date of exercise (determined as provided in the Award Agreement), (ii) less the number of shares for which the SAR is being exercised multiplied by $22.07, (iii) divided by the value of one share of the Company’s common stock on the date of exercise (determined as provided in the award agreement). The exercised SAR is to be settled only in whole shares of the Company’s common stock, and the value of any fractional share of the Company’s common stock will be forfeited.

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

Due to the limited trading activity in the Company’s common stock, the fair value of the Company’s common stock was established through multiple valuation techniques, including (a) the income approach in the form of the DCF method and (b) the market approach in the form of (i) the guideline public company method and (ii) the merger and acquisition method. See Note 8, “Fair value of financial instruments,” for further details describing such valuation techniques. The technique used in estimating equity associated solely with the SAR was the Option Pricing Method.

        In addition to that described above, other assumptions used in the Black-Scholes method included the following as of June 6, 2012: an expected term of 6.0 years, a risk-free interest rate of 0.92%, an anticipated volatility factor of 55.0% and a zero dividend yield. The resulting valuation as of June 6, 2012, was discounted by 15% reflecting an assessment of the trading activity of the Company’s common stock (and by extension the SAR). The suggested value from the Black-Scholes method reflects a fully marketable security that is not burdened by limited marketability; however, the Company’s common stock (and by extension the SAR) does not currently have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the SAR. This approach is consistent with that utilized to value the Company’s Private Placement Warrants. See Note 8, “Fair value of financial instruments,” for further details. The resulting fair value of the SAR granted during the second quarter of 2012 was $3.31 per underlying share.

To determine the derived service period associated with the SAR’s market condition, the Company performed a Monte Carlo analysis in order to estimate the likely timeframe until the Company’s public equivalent value would exceed its aggregate exercise price over a period of seven days within a period of 10 or fewer trading days (i.e. the value at which the per share value of the Company’s equity exceeds $22.07). Based on the results of this analysis, the derived service period associated with the SAR’s market condition was determined to be 1.78 years.

ASC Topic 718, Compensation — Stock Compensation, was utilized in order to estimate the fair value of the SAR. The term fair value has been defined in Note 8, “Fair value of financial instruments”. ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award as of the grant date. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10-55-72 provides that, if vesting (or exercisability) of an award is based on satisfying both a market condition and a performance or service condition and it is probable that the performance or service condition will be satisfied, the initial estimate of the service period is the longest of the explicit, implicit or derived service period. The Company has computed compensation expense by applying the guidance stated in ASC 718-10-35-8, Graded Vesting, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method). Since, as noted above, the SAR granted by the Company includes both a market and service condition, the Company used the longest of the periods to define its requisite service period in each separately vesting portion or tranche. Thus, compensation expense for the first tranche was computed on a straight-line basis over the derived service period of 1.78 years. The second and third tranches were computed on a straight-line basis over the explicit service period.

In the three months ended September 30, 2012, the Company recognized $0.2 million of expense for the SAR granted. As of September 30, 2012 there was $1.5 million of total unrecognized compensation cost related to the SAR granted under the Plan. The total cost of the SAR is expected to be recognized over an aggregate three-year period.

13. Commitments and contingencies

The Registration Rights Agreement provided that the initial registration statement that the Company filed to cover Registrable Securities need not cover the shares of the Company’s common stock that were not issuable upon conversion of the Company’s preferred stock or exercise of the Private Placement Warrants and the Roth Warrant prior to the Reverse Split if the Company was to determine (upon advice of counsel), or was to be advised by the SEC, that those shares may not be covered by that initial registration statement. As a result, the initial registration statement only covered the shares that were issuable upon conversion of the preferred stock prior to the Reverse Split (in other words, the shares that were issuable upon conversion of the preferred stock giving effect to the pre-Reverse Split limitation on conversion) and did not cover any of the shares issuable upon exercise of the Private Placement Warrants or any of the shares that were issuable upon exercise of the Roth Warrant. Under the Registration Rights Agreement, upon the date which was two days after the Company’s stockholders approved the Migratory Merger and the Reverse Split, the Company was obligated to file a registration statement covering all of the remaining shares that were issuable upon conversion of the preferred stock and all of the shares issuable upon exercise of the warrants issued in the Private Placement and all of the shares that were issuable upon exercise of the warrants issued to Roth. The Registration Rights Agreement provided that if a registration statement covering those initial shares was not filed with the SEC on or prior to the date which was five business days after the date which was two business days after the Company’s stockholders approved the Migratory Merger and the Reverse Split or if (1) a registration statement covering those additional shares was not declared effective by the SEC prior to the earlier of (A) five business days after the SEC informed the Company that no review of such registration statement would be made or that the SEC had no further comments on such registration statement, or (B) the 120th day after the deadline for the Company’s filing of that registration statement, or (2) after such registration statement has been declared effective by the SEC, sales cannot be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company is required to pay amounts representing liquidated damages to each of the investors, on the same basis as the liquidated damages the Company could have been required to pay in connection with the initial registration statement. A registration statement covering the remaining Registrable Securities was declared effective on September 13, 2011 by the SEC, which resolved the contingency regarding the registration statement being declared effective.

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

Upon the closing of the Reverse Recapitalization of The W Group, Power Solutions International, Inc. succeeded to the business of The W Group. In connection with the Reverse Recapitalization, effective April 29, 2011, Format changed its corporate name to Power Solutions International, Inc. Unless the context otherwise requires, the terms “our company,” “we,” “our” and “us” refer to The W Group prior to the closing of the Reverse Recapitalization on April 29, 2011, and Power Solutions International, as successor to the business of The W Group, following the closing of the Reverse Recapitalization.

The discussion and analysis below includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and/or expectations based on current circumstances and conditions and are in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. In evaluating such statements, you should carefully consider the various factors identified in this report and our 2011 Annual Report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those factors set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 in this Quarterly Report on Form 10-Q.

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

Operating expenses

Operating expenses include research & development and engineering, selling and service and general and administrative expenses. Research & development and engineering expenses include both internal personnel costs and expenses associated with outsourced third party engineering relationships. Research & development and engineering activities are staff intensive; thus costs incurred consist of wages and benefits for professional engineers and amounts paid to third parties under contractual engineering agreements as well as developmental parts costs. Research & development and engineering consists of a Product and Application Research and Development Engineering Group and a Customer Support Engineering Group. The primary focus of the Product and Application Research and Development Engineering Group is on current and future product design, prototyping, testing and application development activities. The Customer Support Engineering Group provides dedicated engineering and technical attention to customer production support, including a direct communication link with our internal operations.

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

Stock-based and other executive compensation

Prior to the reverse recapitalization and the private placement and since the consummation thereof through the quarter ended March 31, 2012, we had not granted or issued any stock-based compensation. Accordingly, we had not recognized any stock-based compensation expense. During the three months ended June 30, 2012, we adopted an equity-based compensation plan, and we granted stock appreciation rights to one of our key employees. As a result, we have incurred and will continue to incur non-cash, stock-based compensation expenses in future periods. See Note 12, “2012 Incentive compensation plan,” to our unaudited condensed consolidated financial statements in this Form 10-Q for further description of the plan and SAR.

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

Cash and cash equivalents and revolving line of credit

On March 20, 2012, we amended our credit agreement with BMO Harris Bank, N.A. As a result of the changes to our credit agreement, our cash balances are no longer automatically swept and applied against our revolving line of credit by BMO Harris Bank, N.A. Accordingly, subsequent to March 20, 2012, we may have cash recorded on our consolidated balance sheet and we have adopted an additional significant accounting policy based on this change which is described in Note 2, “Basis of presentation” to our condensed consolidated financial statements included in this Form 10-Q. Additionally, as a result of the amendment to our credit facility on March 20, 2012, the classification of our revolving line of credit has changed from current liabilities at December 31, 2011 to long-term obligations.

Results of operations

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

Net sales

Our net sales increased $8.9 million (20.8%) to $51.7 million for the three months ended September 30, 2012, compared to $42.8 million for the three months ended September 30, 2011, of which power system sales accounted for $8.5 million of the increase, with the remaining $0.4 million increase attributable to sales of aftermarket parts. Sales volume (as opposed to price increases) accounted for $8.4 million of the increase in the quarter ended September 30, 2012, as compared to the same period in 2011.

Gross profit

Our gross profit increased $1.8 million (28.2%) to $8.4 million for the three months ended September 30, 2012, from $6.6 million in the comparable period of 2011. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 16.3% for the three months ended September 30, 2012, compared to gross margin of 15.3% in 2011. The higher gross margin in the quarter ended September 30, 2012, as compared to the same period in 2011 was primarily attributable the mix of higher margin products sold during the more recent period.

Research & development and engineering

Research & development and engineering expenses increased $0.7 million (59.5%) to $2.0 million for the three months ended September 30, 2012, from $1.3 million in the comparable period of 2011. Our research & development activities increased $0.6 million in the three months ended September 30, 2012, as compared to the same period in 2011, in connection with our engine development projects. The changes in the other components of research & development and engineering expense totaled less than $0.2 million, none of which were individually significant. As a percentage of net sales, these expenses increased to 3.9% in the three months ended September 30, 2012, compared to 2.9% for the same period in 2011, due to these additional development costs.

Selling and service

        Selling and service expenses decreased $0.3 million (18.2%) to $1.3 million for the three months ended September 30, 2012, from $1.6 million in the comparable period of 2011, none of the components of which were individually significant. As a percentage of net sales, selling and service expenses decreased to 2.5% in the three months ended September 30, 2012, compared to 3.8% for the same period in 2011, as we increased sales with our existing staff.

General and administrative

General and administrative expenses increased $0.8 million (63.7%) to $2.2 million for the three months ended September 30, 2012, from $1.4 million in the comparable period of 2011. The increase was principally attributable to (i) $0.5 million for the cost of additional senior staff to support public company requirements, and (ii) $0.3 million of costs incurred in connection with the relocation of our production, warehousing and administrative offices into newly built-out leased facilities. These leased facilities enabled us to consolidate our production and warehousing into two principal facilities, as well as establish a separate facility exclusively for our research, development and engineering department. As a percentage of net sales, general and administrative expenses increased to 4.3% in the three months ended September 30, 2012, from 3.2% for the same period of 2011.

Interest expense

Interest expense was $0.2 million in each of the three month periods ended September 30, 2012 and 2011. Our average outstanding bank borrowings were $13.1 million higher for the three months ended September 30, 2012, compared to the same period in 2011. This increase was attributable to additional borrowings to support our higher level of sales in 2012. The additional interest expense arising from the higher average borrowings was offset by a lower effective interest rate period over period pursuant to our amended credit facility. Holding all other variables constant, including our outstanding borrowings, we expect that our interest expense will decrease as a result of the lower effective interest included in our amended credit facility. For a description of our amended credit facility, see “— Liquidity and Capital Resources — Credit Agreement” below.

Other (income) expense, net

Other income was $0.2 million for the three months ended September 30, 2012, as compared to income of $0.6 million for the same period in 2011. Other (income) expense primarily represents the effect of the changes in the valuation of our private placement warrants.

Income tax expense

Our income tax expense increased $0.2 million for the three months ended September 30, 2012, to $1.0 million, as compared to $0.8 million in the comparable period of 2011. Our effective tax rate for the three months ended September 30, 2012 was 34.6% compared with 30.6% for the comparable prior year quarter ended. Our stated effective tax rate is affected by the exclusion from taxable income of the changes in the valuation of the private placement warrants in the three months ended September 30, 2012 and 2011. The income or expense associated with the change in the private placement warrants is excluded from the computation of taxable income. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Net sales

Our net sales increased $40.4 million (36.9%) to $149.9 million for the nine months ended September 30, 2012 compared to $109.5 million for the nine months ended September 30, 2011, of which power system sales accounted for $38.6 million of the increase, with the remaining $1.8 million increase attributable to sales of aftermarket parts. Sales volume (as opposed to price increases) accounted for $37.2 million of the increase in the nine months ended September 30, 2012, as compared to the same period in 2011.

Gross profit

Our gross profit increased $6.5 million (33.9%) to $25.5 million for the nine months ended September 30, 2012, from $19.0 million in the comparable period of 2011. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 17.0% for the nine months ended September 30, 2012, compared to 17.4% in 2011. The lower gross margin in the nine months ended September 30, 2012, as compared to the same period in 2011, was attributable to additional labor and overhead costs.

Research & development and engineering

Research and development and engineering expense increased $2.2 million (69.7%) to $5.5 million for the nine months ended September 30, 2012, as compared to $3.3 million for the same period in 2011. Our engineering development activities increased $1.3 million in the nine months ended September 30, 2012, and wages and benefits to support these activities increased $0.9 million on a year-over-year basis. The net change in the remaining components of research & development and engineering expense was less than $0.1 million, none of which were individually significant. As a percentage of net sales, research & development and engineering expenses increased to 3.7% in the nine months ended September 30, 2012, compared to 3.0% for the same period in 2011.

Selling and service

Selling and service expenses decreased $0.2 million (3.7%) to $4.6 million for the nine months ended September 30, 2011, from $4.8 million in the comparable period of 2011, none of the components of which were individually significant. As a percentage of net sales, selling and service expenses decreased to 3.1% in the nine months ended September 30, 2012, compared to 4.4% for the same period in 2011, as we increased sales with our existing staff.

General and administrative

         General and administrative expenses increased $2.2 million (59.5%) to $6.0 million for the nine months ended September 30, 2012, from $3.8 million in the comparable period of 2011. The increase was principally attributable to (i) a $1.0 million increase in wages and benefits incurred for the cost of additional senior staff to support public company requirements, (ii) a $0.4 million increase in public company expenses, as we were public for the full nine months in 2012 as compared to approximately five months in 2011, (iii) a $0.2 million increase in consulting and professional fees, and (iv) $0.3 million of costs incurred in connection with the relocation of our production, warehousing and administrative offices into newly built-out leased facilities. These leased facilities enabled us to consolidate our production and warehousing into two principal facilities, as well as establish a separate facility exclusively for our research, development and engineering department. The remaining $0.3 million increase was attributable to a net increase in other expense categories, none of which were individually significant. As a percentage of net sales, general and administrative expenses increased to 4.0% in the nine months ended September 30, 2012, from 3.4% for the same period of 2011.

Interest expense

Interest expense decreased $0.3 million (31.9%) to $0.8 million for the nine months ended September 30, 2012, as compared to $1.1 million for the same period in 2011. Our average outstanding bank borrowings were $3.4 million higher for the nine months ended September 30, 2012, compared to the same period in 2011. The decrease in interest expense was attributable to a lower effective interest rate pursuant to our amended credit facility.

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $0.5 million in the nine months ended September 30, 2011, due to the write-off of remaining unamortized loan fees associated with our prior credit facility. The remaining unamortized loan fees were required to be expensed when we refinanced our prior credit facility and repaid the balances outstanding under our prior credit agreement. See “Liquidity and Capital Resources — Credit Agreement” below for further discussion regarding the refinancing of our prior credit facility with a new lender.

Other (income) expense, net

Other income was $0.6 million for the nine months ended September 30, 2012, as compared to expense of $0.1 million for the same period in 2011. Other (income) expense includes the effect of the changes in the valuation of our private placement warrants. For the nine months ended September 30, 2012, other income was principally attributable to a decrease in the value of the private placement warrants to $2.6 million from $3.3 million at December 31, 2011. In the nine months ended September 30, 2011, other (income) expense included $0.8 million of non-capitalizable transaction fee expense associated with our private placement, which was partially offset by $0.7 million of other income recognized related to the decrease in the estimated value of the private placement warrants.

Income tax expense

Our income tax expense increased $1.0 million for the nine months ended September 30, 2012, to $3.1 million, as compared to $2.1 million in 2011. Our effective tax rate for the nine months ended September 30, 2012 was 34.5% compared with 37.1% for the comparable prior year period. Our stated effective tax rate in 2012 decreased primarily due to the exclusion of the income recognized in connection with the change in the valuation of the private placement warrant in the nine months ended September 30, 2012. The income or expense associated with the change in the private placement warrants is excluded from the computation of taxable income.

Liquidity and Capital Resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity are cash flows from operations, principally collections of customer accounts receivable and borrowing capacity under our credit facility. Prior to the amendment of our credit facility with BMO Harris Bank, N.A. (formerly Harris N.A.) on March 20, 2012, our existing and historical financing arrangements required that cash received by us be applied against our revolving line of credit, and we typically did not maintain cash or cash equivalents on our consolidated balance sheet prior to this date. As a result of the amendment to our credit facility on March 20, 2012, the cash balances are no longer automatically applied against our revolving line of credit, and, as a result, from time to time, we may carry cash balances on our consolidated balance sheet. Additionally, as a result of the amendment to our credit facility on March 20, 2012, the classification of our revolving line of credit has changed from current liabilities at December 31, 2011 to long-term obligations.

Based on our current forecasts and assumptions, we believe that our current sources of cash and cash equivalents, namely the sales of our power systems and aftermarket products and access to borrowings on our existing credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures during the next 12 months.

As of September 30, 2012, we had working capital of $46.8 million compared to $14.2 million as of December 31, 2011. Our working capital increased $32.6 million, $19.7 million of which was attributable to the change in classification of our revolving line of credit from current liabilities at December 31, 2011 to long-term obligations effective March 20, 2012 as discussed above and $11.2 million of which was due to an increase in our inventories. The increase in inventories was primarily attributable to an increase in base engine block inventory ahead of an expected increase in demand. Inventory also increased, but to a lesser extent, as a result of additional components purchased in connection with continued growing sales demand. Additionally, net accounts receivable increased $2.2 million primarily due to the previously discussed increase in sales volumes. These working capital increases were partially offset by a $1.3 million increase in accounts payable since December 31, 2011. Net other components of working capital increased $0.8 million from December 31, 2011 to September 30, 2012, none of which were individually significant.

A limited number of our customers have payment terms which may extend up to 150 days. As of September 30, 2012, and December 31, 2011, our trade receivables included $7.3 million and $3.0 million, respectively, of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $3.4 million and $0.7 million at September 30, 2012 and December 31, 2011, respectively, represented the portion of the balance outstanding beyond our normal trade terms of 30-45 days. Under our revolving line of credit which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash Flows for the nine months ended September 30, 2012

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the nine months ended September 30, 2012, we used $2.6 million in cash from our operations. We generated cash flow from net income of $6.0 million. Non-cash adjustments increased operating cash flow by approximately $0.2 million. Non-cash adjustments include changes in the valuation of our private placement warrants liability, depreciation and amortization, deferred income taxes, non-cash losses on the disposal of fixed assets, stock appreciation rights expense and changes in the valuation of accounts receivable allowances.

In addition to the cash generated from net income, we generated cash from a $4.9 million increase in accounts payable arising from the timing of purchases from, and payments to, our vendors. These increases to cash generated by operations were offset by an $11.2 million increase in our inventories, as we elected to take significant positions in certain engines in connection with our sales activities, and we also increased our component purchases in support of our sales activities for 2012. The decrease in cash also resulted from a $2.3 million increase in accounts receivable due to the increase in our sales volume for which we have not yet collected all of the cash. The increase in accounts receivable was due to an increase in 2012 sales, as discussed in “Results of operations — Nine months ended September 2012 compared to the nine months ended September 30, 2011.” Other cash used in operating activities was $0.2 million, none of the components of which were individually significant.

Investing activities

Net cash used in investing activities of $2.9 million for the nine months ended September 30, 2012, related primarily to the acquisition of property, equipment and other assets. We incurred expenditures for leasehold improvements and warehouse equipment purchases in connection with the relocation of our production, warehousing and administrative offices into newly leased facilities.

Financing activities

We generated $6.2 million of cash in financing activities for the nine months ended September 30, 2012. We generated $10.0 million of cash from advances on our revolving line of credit, which was offset by a $3.8 million reduction in cash overdraft from December 31, 2011.

Cash flows for the nine months ended September 30, 2011

Operating activities

For the nine months ended September 30, 2011, we used $2.6 million in cash for our operations. Net income and changes in working capital are consistently the primary drivers of our cash flows from operations. For the nine months ended September 30, 2011, we generated cash flows from net income of $3.5 million. We also generated cash from a $4.4 million increase in accounts payable arising from the timing of purchases from vendors. These increases were more than offset by a $10.4 million increase in accounts receivable due to an increase in our sales volume for which we had not yet collected the cash. The increase in accounts receivable was due to an increase in 2011 sales. Other net cash used of $0.1 million further offset the cash generated, of which none of the components were individually significant.

Investing activities

Net cash used in investing activities of $0.7 million for the nine months ended September 30, 2011 related primarily to the acquisition of property, equipment and other assets.

Financing activities

We generated $3.3 million of cash from financing activities for the nine months ended September 30, 2011. In connection with the private placement in which we issued preferred stock and warrants to purchase our common stock, we generated gross proceeds of $18.0 million. In addition, we refinanced our revolving line of credit with a new bank, BMO Harris Bank, N.A., with net borrowings of $17.2 million for the nine months ended September 30, 2011. The terms of the revolving line of credit with BMO Harris Bank, N.A. are discussed below under “Credit Agreement.” The proceeds from the private placement and revolving line of credit were used to pay off our existing term loans and our revolving line of credit with our prior lender, Fifth Third Bank. We used $29.5 million in cash for the payoff of these term loans, the payoff of the prior revolving line of credit and other scheduled debt payments. We used $4.1 million of cash to pay transaction and financing costs associated with the private placement and refinancing of our revolving line of credit. We also had a $1.7 million increase in our cash overdraft balance since December 31, 2010. Consistent with our prior revolving line of credit, our current revolving line of credit, prior to its amendment on March 30, 2012, required that our cash be applied against our revolving line of credit. As such, we did not maintain a cash balance, and we borrowed on the revolving line of credit to fund outstanding checks as they cleared our bank. Our cash overdrafts fluctuated based on the timing of checks issued which had not yet cleared our bank as of a given date.

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

Under the Harris Agreement and prior to the amendment of the loan and security agreement on March 20, 2012: (a) we were a party to the Harris Agreement and pledged all of our shares of The W Group to BMO Bank as collateral for the revolving line of credit; (b) there were no term loans; (c) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) we had a limitation on annual capital expenditures; (e) a fixed charge coverage ratio was included, except that this fixed charge coverage ratio under the Harris Agreement excluded certain historical debt service costs and certain other one-time expenses, both as defined in the Harris Agreement.

On March 20, 2012, the Harris Agreement was amended (the Harris Agreement, as amended, the “Amended Agreement”) to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. Under the terms of the Amended Agreement: (a) the revolving line of credit bears interest at BMO Bank’s prime rate (3.25% at March 31, 2012) plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused revolving line fee was reduced to 0.25%; and (c) we are only required to report our compliance with the fixed charge coverage ratio for any month when our Excess Availability, as defined in the Amended Agreement, is less than the Liquidity Threshold. The Liquidity Threshold is defined as the greater of (i) $7,500,000 or (ii) 12.5% of the total credit facility of $50.0 million, as may be reduced from time to time pursuant to the terms of the Amended Agreement. When we are required to report our compliance with the fixed charge coverage ratio, we must continue to report our compliance with the fixed charge coverage ratio until it has exceeded the Liquidity Threshold for 60 consecutive days. Additionally, under the Amended Agreement, cash balances are no longer automatically swept by BMO Bank, and, as a result, from time to time, we may carry cash balances on our consolidated balance sheet.

On November 8, 2012, the loan and security agreement with BMO Bank was amended (the Harris Agreement, as so amended, “Harris Amended Agreement II”). The Harris Amended Agreement II increased the Company’s thresholds for certain transactions, allowing the Company to: (i) make acquisitions up to an aggregate of $2,000,000, (ii) enter into joint ventures up to an aggregate of $2,000,000, up from $500,000, and (iii) make annual capital expenditures up to $8,000,000, up from $4,000,000. These thresholds are subject to certain limitations as set forth in the Harris Amended Agreement II.

As of September 30, 2012, $4.7 million of our outstanding borrowings under our revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance of $25.0 million as of September 30, 2012, had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equated to 1.97%. The unused and available revolving line of credit balance was $20.3 million at September 30, 2012. We were in compliance with the financial covenants under the Amended Agreement as of September 30, 2012.

As of December 31, 2011, $4.7 million of our outstanding borrowings under our revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance of $15.0 million as of December 31, 2011, had been designated to bear interest at the LIBOR rate, plus an applicable margin which equated to 2.29%. The unused and available revolving line of credit balance was $15.3 million at December 31, 2011. We were in compliance with the financial covenants under the Harris Agreement as of December 31, 2011.

Off-balance sheet arrangements

We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

We evaluate the pronouncements of various authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), the SEC and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and our company. There are no new accounting pronouncements that have been issued or adopted during the three months ended September 30, 2012 that are expected to have a significant effect on our consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), that reflect our expectations and projections about our future results, performance, prospects and opportunities. In this report, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “would” and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements, but they are not the exclusive means of identifying them.

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

•	We could suffer significant warranty claims.

•	We could become subject to product liability claims.

•	Our telematics tool, MasterTrak, may not be successful.

•	We may have difficulty managing the expansion of our operations.

•	If we do not properly manage the sales of our products into foreign markets, our business could suffer.

•	If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

•	We may be adversely impacted by work stoppages and other labor matters.

•	We could be adversely affected by risks associated with potential acquisitions and joint ventures.

•	We could become liable for damages resulting from our manufacturing activities.

•	We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

•	Variability in self-insurance liability estimates could significantly impact our results of operations.

Risks Related to the Shell Company

•	We may have contingent liabilities related to Format, Inc.’s operations prior to the reverse recapitalization transaction of which we are not aware and for which we have not adequately provisioned.

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

•

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they issue a negative recommendation or change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

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

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level, even though, following the reverse recapitalization, we have not yet (as we are not yet required to have) consummated any annual assessment of our internal control over financial reporting procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Our Chief Executive Officer and Chief Financial Officer reached this conclusion based in large part on their assessment of (1) the financial expertise of our Chief Financial Officer, and other members of our finance and accounting department and the members of our Disclosure Committee, (2) the regular communications among such persons, including the members of our Disclosure Committee, and between them and others within our relatively small organization, with respect to all material developments in our business, and (3) the overall process of preparation and review of our financial and other disclosures.

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On November 8, 2012, the loan and security agreement with BMO Bank was amended (the Harris Agreement, as so amended, “Harris Amended Agreement II”). The Harris Amended Agreement II increased the Company’s thresholds for certain transactions, allowing the Company to: (i) make acquisitions up to an aggregate of $2,000,000, (ii) enter into joint ventures up to an aggregate of $2,000,000, up from $500,000, and (iii) make annual capital expenditures up to $8,000,000, up from $4,000,000. These thresholds are subject to certain limitations as set forth in the Harris Amended Agreement II.

The Harris Amended Agreement II and related documents are attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and are incorporated herein by reference. The foregoing summary of the Harris Amended Agreement II is qualified in its entirety by the complete text of the Harris Amended Agreement II filed herewith.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011 (incorporated by reference from Exhibit 3.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-174543, filed with the Commission on August 19, 2011).

3.2	Bylaws of Power Solutions International, Inc., a Delaware corporation, adopted August 12, 2011 (incorporated by reference from Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-174543, filed with the Commission on August 19, 2011).

10.1	Amendment No. 2, dated as of November 8, 2012, to Loan and Security Agreement, dated as of April 29, 2011, by and among BMO Harris Bank N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International., inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L. C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync. LLC. And related documents.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

XBRL Taxonomy Extension Labels Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: November 13, 2012	By:	/s/ Daniel P. Gorey
Daniel P. Gorey
Chief Financial Officer
(Principal Financial and Accounting Officer)