Form 10-K
period 2012-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2013-03-12
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-52213.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES        ☒  NO

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $26,886,396 based on the average of the bid and ask price on the OTC Bulletin Board on June 29, 2012 (although the total market capitalization of the registrant as of such date was approximately $153,643,902). Shares of the registrant’s common stock held by each executive officer and director and by each person who holds 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2013, there were 9,121,204 outstanding shares of the common stock, par value $0.001 per share, of the registrant.

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

Company Overview

We are a global producer and distributor of a broad range of high performance, certified low emission, power systems for original equipment manufacturers of off-highway industrial equipment. Our customers include companies that are large, industry-leading and/or multinational organizations, and we are a sole source provider of alternative fuel power systems for most of these customers. Our power systems are highly engineered, comprehensive systems which, through our technologically sophisticated development and manufacturing processes, including our in-house design, prototyping, testing and engineering capabilities and our analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow us to provide, to our customers, power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers and requirements imposed by environmental regulatory bodies. Our power system configurations range from a basic engine block integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. We purchase engines from third party suppliers and have recently begun producing an internally-designed engine, both of which are then integrated into our power systems. Additionally, we are conducting research and development for the purpose of designing, developing and manufacturing other engines in-house. Of the other components which we integrate into our power systems, a substantial portion consists of internally designed components and components for which we coordinate significant design efforts with third party suppliers, with the remainder consisting largely of parts that we source off the shelf from third party suppliers. Some of the key components (including purchased engines) embody proprietary intellectual property of our suppliers. As a result of our design and manufacturing capabilities, we are able to provide to our customers a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on our expertise in developing and manufacturing emission-certified power systems and through our access to the latest power system technologies, we believe that we are able to provide complete “green” power systems to industrial OEMs at a low cost and fast design turnaround.

Our power systems are primarily spark-ignited, running on alternative fuels such as natural gas and propane. We design, develop, manufacture, distribute and provide after-market support for our power systems for industrial OEMs in a wide range of industries with a diversified set of applications. Our power systems are used in stationary electricity generators, oil and gas equipment, forklifts, aerial work platforms, industrial sweepers, arbor equipment, agricultural and turf equipment, aircraft ground support equipment, construction and irrigation equipment, and other industrial equipment. For these applications, our low-emission, alternative fuel power systems, which range in size from under 1 liter to 22 liters and meet, and in many cases produce emissions at levels significantly lower than those currently required by, emission standards of the EPA and CARB, represent a cleaner, and typically less expensive, alternative to diesel fuel power systems. In addition, while our power systems primarily run on alternative fuels, we also supply low-emission standard fuel (such as diesel) power systems. In the markets in which our diesel and alternative fuel power systems compete, substantially all of the engines are water-cooled (as opposed to air-cooled), multi-cylinder engines.

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

We expect that growth in domestic sales of our low-emission power systems will be driven by the substantial breadth of our emission-certified products, as well as increasing U.S. demand for alternative fuel power systems resulting from the adoption of increasingly stringent engine emission regulations. Additionally, we are seeing increasing demand for our power systems from international industrial OEMs that manufacture industrial equipment for the U.S. import market.

In addition to our emission-certified power systems, we also produce and distribute nonemission-certified power systems for industrial OEMs for particular applications in markets which do not currently maintain emission standards for those applications (for example, oil and gas equipment used in Canada). Approximately 69% of our net sales in 2012 consisted of sales of emission-certified products, with approximately 57% of our 2012 net sales consisting of sales of emission certified products for which we hold the applicable regulatory certification and approximately 12% of our 2012 net sales consisting of sales of diesel power systems for which the diesel engine supplier holds the applicable regulatory certification. Approximately 10% of our net sales in 2012 consisted of sales of aftermarket parts and the remaining approximately 21% of our net sales in 2012 consisted of sales of our nonemission-certified power systems.

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

Increasingly Stringent Regulations and Growing Efforts to Reduce Emissions

Concerns regarding climate change and other environmental considerations have led to the implementation of laws and regulations that restrict, cap or tax emissions in the automotive industry and throughout other industries. While emission standards vary significantly around the world, such standards have become increasingly more stringent. Over the last several years in particular, there has been a significant increase in regulation of off-highway equipment emissions. Industrial OEMs have experienced pressure to redesign their products to address these emission regulations, as products that are unable to meet emission standards may not be sold in the marketplace. However, we believe few suppliers to industrial OEMs have been capable of providing, or are willing to make the investments of time, financial, and other resources necessary to provide products that meet new EPA and CARB requirements.

Increased EPA and CARB emission regulations associated with diesel power systems taking effect over the next several years are expected to increase both the cost and product footprint (in other words, the size of the power system) of diesel power products. Internal combustion engines generally produce emissions of carbon monoxide, unburned hydrocarbons (organic compounds consisting entirely of hydrogen and carbon that can be emitted as a result of incomplete fuel combustion and fuel evaporation), and oxides of nitrogen (highly reactive gases formed when oxygen and nitrogen in the air react with each other during combustion), and diesel engines produce particularly high levels of these pollutants. In addition, diesel engines produce particulate matter, which is among the areas of focus of these emission regulations. In 2004, the EPA adopted rules introducing Tier 4 emission standards which significantly reduce permitted emissions of oxides of nitrogen and particulate matter, and restrict hydrocarbon emissions, for off-road diesel engines of various sizes. The most recent standards adopted were initially implemented in 2008 and will continue to be phased in through 2015. As an example of the increasingly stringent standards to which diesel engines are subject, in 2012 permitted levels of particulate matter for nonroad diesel engines were reduced by approximately 90% from 2009 permitted levels. As a result, manufacturers and suppliers of diesel power systems, in comparison to spark-ignited and hybrid power systems, face greater challenges in complying with the new emission regulations. A manufacturer of diesel power systems must expend significant resources to develop a compliant power system, often through incorporation of additional components into a power system to reduce levels of particulate and other emissions. This can be a lengthy and expensive process. Based upon our experience with customers and suppliers, and on additional information provided by Power Systems Research, Inc., industrial OEMs are experiencing cost increases of between 30% and 100% for a comprehensive diesel power system with combustion and aftertreatments incorporated to satisfy the new requirements. Furthermore, these emission regulations created not only a cost but also a footprint disadvantage for a diesel power system, when compared to a spark-ignited, emission-certified power system.

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

Our Competitive Strengths

We have a 27-year history and reputation as a proven supplier of cost-effective, technologically advanced products to the industrial OEM marketplace. We believe that our technological superiority and the comprehensive nature of our product offerings position us to capitalize on developing trends in the industrial OEM markets and drive significant future growth.

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

Expand Products and Services Provided to Existing OEM Customers

We are continually working to capitalize on organic growth opportunities, building upon our strong existing customer relationships, which in many cases are on a sole source basis. We plan to expand our business with our existing customers, including through the natural expansion of the products and services we supply to them, as their own businesses grow, their product lines evolve and they use our power systems throughout their product lines. As economic conditions improve and our existing OEM customers’ businesses and product lines expand, including into new market categories, we expect to continue to satisfy all of their emission-compliant, power system needs across their entire range of products. We continue to build upon our current range of emission-certified power systems, including further broadening our range of alternative fuel power systems, positioning us to offer comprehensive green power systems that meet the emerging needs of our existing OEM customers.

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

We aim to establish new relationships with, and supply our emission-certified and nonemission-certified power systems to, OEMs in a variety of industrial OEM market categories. In particular, we target expanding our OEM relationships in high-growth market categories, such as material handling and oil and gas applications, while maintaining and enhancing our penetration in market categories that are growing more slowly. As we gain traction in emerging industrial OEM categories that did not previously represent significant opportunities for our power systems, we plan to further focus our efforts on potential customers in those categories.

Expand Into New Geographic Markets

We continue to increase our penetration of international markets, expanding our business with existing and international OEM customers by satisfying their needs for EPA and CARB emission requirement compliant power systems for use in products sold in the U.S. and for non-compliant systems for use in products sold outside the U.S. Additionally, with our expertise in developing comprehensive, integrated green power systems, our expanding worldwide presence and our ability to provide beneficial cost structures to our customers as a result of our aggregation capabilities, we intend to take advantage of increases in demand for emission-compliant industrial OEM power systems from industrial OEMs that sell into international markets, as emissions regulations emerge in those markets.

Develop New Products

By leveraging the deep industry experience of our engineering and new product development teams, we are working to broaden the range of our power system product offerings, including with respect to engine classes and the industrial OEM market categories into which we supply our products. We capitalize on our technologically sophisticated, in-house design, prototyping, testing and application engineering capabilities to further refine our superior spark-ignited power system technology. We plan to apply our experience and expertise in developing comprehensive, integrated green power systems to expand our spark-ignited alternative fuel offerings.

Expand Into On Road Market

We have introduced a newly designed, state-of-the-art fuel flexible engine that we plan to sell to industrial, bus and truck OEMs which will be a fully-integrated drop-in solution. We expect this engine to be a solution in the industrial off-road and on-road markets and have a wide range of applications, including school buses, waste-hauling trucks and light-duty delivery trucks.

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

Our desire to expand our product and service offerings, coupled with the success of our strategy in the diesel marketplace, motivated us to move into the marketplace for spark-ignited power systems. From the mid-1990s going forward, we have applied our strategy to spark-ignited gasoline and alternative fuel products. In applying our extensive, prior experience developing power systems for our diesel power system OEM customers to the spark-ignited industrial OEM marketplace, and addressing the growing demand for diesel alternatives as a result of environmental and economic considerations, we have developed a comprehensive range of alternative fuel power systems. As a result, we have become a significant supplier of power systems to prominent OEM customers located throughout North America, with sales to OEM customers located (with location determined based upon the continent to which we ship a product) throughout North America representing approximately 91% of our net sales in 2012. We also sell our power systems to OEM customers located throughout Asia (approximately 8% of our net sales in 2012) and Europe (approximately 1% of our net sales in 2012), where we intend to increase our sales efforts.

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

In connection with the reverse recapitalization transaction, Format entered into a stock repurchase and debt satisfaction agreement with Ryan Neely and his wife, Michelle Neely. Pursuant to this agreement, at the time the reverse recapitalization transaction was completed, (1) Format repurchased 3,000,000 shares of Format common stock, representing approximately 79.57% of the shares of Format common stock outstanding immediately prior to the consummation of the reverse recapitalization transaction, from Ryan and Michelle Neely, and (2) Ryan Neely and Michelle Neely terminated all of their interest in, and released Format from all obligations it had with respect to, the loans made by Ryan Neely and Michelle Neely to Format from time to time, in exchange for aggregate consideration of $360,000. In addition, Ryan and Michelle Neely released Format from any obligations Format had to them in respect of any other amounts (including any accrued compensation) that may have been at any time owed from Format prior to the closing of the reverse recapitalization. In connection with, but prior to, the closing of the reverse recapitalization, Format used all of its available cash to settle remaining liabilities that Format had prior to the completion of the reverse recapitalization. These included amounts owed to Format’s accountants, independent auditors and legal counsel; provided that Format’s legal counsel agreed to release Format from its obligation to pay a portion of legal fees incurred by Format in connection with the reverse recapitalization and related transactions. Further, in connection with, but prior to, the closing of the reverse recapitalization, Format entered into a termination agreement, pursuant to which Format terminated its services agreement with its sole customer. In connection with, but prior to, the closing of the reverse recapitalization, Format also transferred to Ryan Neely all of its rights and obligations under the real property lease relating to Format’s sole office space.

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

Our power systems include (1) EPA and CARB emission-certified spark-ignited water-cooled internal combustion engines ranging from 0.97 liters to 22 liters, which use alternative fuels and gasoline, (2) non-certified spark-ignited water-cooled internal combustion engines ranging from 0.65 liters to 22 liters, which similarly use alternative fuels and gasoline, and (3) emission-certified Perkins engines ranging from 0.5 liters to 7.1 liters, which use diesel fuel. Our diesel and alternative fuel power systems use water-cooled (as opposed to air-cooled), multi-cylinder engines.

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

Power Generation

We offer EPA and CARB emission-certified power systems, including 0.97 liter to 22 liter spark-ignited power systems that use alternative fuels, for stationary emergency and non-emergency power generation products. Emergency engines are stationary engines which operate solely in emergency situations and during required periodic testing and maintenance. Examples include engines used in generators to produce power for critical networks when electrical power from the local utility provider is interrupted, and stand-by engines that pump water in the event of a fire or flood. Non-emergency products include prime power generation products, which produce continuous generation of power for an extended period of time, and peak shaving products, which generate power at times of maximum power demand.

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

Demand is currently strong in the United States for our material handling power systems as a result of emission and OSHA regulations. Based upon data supplied by Power Systems Research, Inc., we believe that, in the United States, nearly 100% of the indoor forklift market uses spark-ignited liquid propane gas or electric powered units (with approximately equal market shares), in contrast to Asian and European forklift markets which currently use diesel in excess of 80% of all applications. In connection with the implementation of EPA Tier 4 and European Stage IV regulations, and the resulting price increases related to the compliance of diesel engines with these regulations, we expect foreign markets for spark-ignited liquid propane gas power systems to grow. We expect this growth to drive increased international demand for our power systems.

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

Connected Asset Services

We offer connected asset services through MasterTrak, our telematics tool, which consists of a hardware unit and related services. This hardware unit is integrated into OEM equipment, collects critical data from this equipment and transmits this data back to an OEM, service provider or end-user through wireless telecommunications technology. The services allow our customers to see the data and monitor the performance of their equipment. We provide services to our OEM customers that allow these OEMs and their customers to remain connected to their equipment, even as the equipment is being operated in the field. These capabilities and services are in many respects similar to General Motors Company’s “ONSTAR ®” (a registered trademark of OnStar LLC) service. Our MasterTrak offering includes:

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

Service and Support

Aftermarket and Service Parts

We have extensive aftermarket and service parts programs. These programs consist of: (1) internal aftermarket service parts programs with worldwide sales and distribution capabilities, and (2) internal OEM developed service parts programs for components and products supplied by us. We continue to focus on, and invest in, the aftermarket portion of our business. We have grown our industrial spark-ignited engine parts business by employing experts in the gas engine aftermarket field, increasing our investment in global sourcing of parts and expanding parts books and online ordering capabilities. We have also developed stocking programs and maintenance kits that enable OEMs, service dealers and distributors to reduce downtime and increase product use.

We have focused on capturing the aftermarket sales of the value added components that we include in our power systems. With a significant portion of the selling prices of our power systems coming from value added components, this is a large, continuing growth opportunity for our aftermarket business.

Product and Warranty Support

We provide technical support and training to our OEM customers. These services include in-plant training and support through web—and phone—based field service. Our dedicated team of product and application engineers delivers high quality, responsive technical support to our OEM customers. We further support our OEM customers by engaging regional providers to perform warranty service and offer support for our power systems. In general, we reimburse these third-party regional providers for the warranty services that they perform for our power systems.

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

Our largest customers, based upon our consolidated revenues in 2012, include Bandit, JLG, Kohler, Nacco and Toyota, of which Kohler was the only one that represented more than ten percent of our 2012 consolidated revenues. Our relationships with these customers are all pursuant to terms and conditions substantially similar to the arrangements described above, including the manner in which prices are determined. Our largest customers change from time to time as a result of various factors, including prevailing market conditions, our customers’ strategies (such as their focus on marketing and sales efforts with respect to products into which our power systems are incorporated as compared to their other products) and our customers’ existing inventory of our power systems.

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

We also rely upon engineering outsourcing relationships for design, development and product testing that allow us to fulfill demands for specialty services and satisfy fluctuating workload requirements. In particular, since 2009, we have used outside engineering relationships to quickly increase product design, development and testing services as dictated by demands from our industrial OEM customers. We have the ability to increase our outsourcing of these functions to effectively double our internal design, development and testing capabilities to meet our needs. Our arrangements with these outsourcing organizations include general pricing (based upon workers and time devoted to serving us) and other basic terms for services to be provided; however, these arrangements do not require us to engage these engineering outsourcing organizations for a minimum amount (whether in terms of time or number of workers) of design, development or product testing services. Accordingly, we are able to significantly and quickly reduce our use of these relationships as soon as our customer requirements have been satisfied. We require these third-party engineering service providers to treat all design, development and testing information provided to them as confidential. In 2012, these outsourced services accounted for approximately 3% of our research and development expenses. In addition to these engineering outsourcing relationships, where applicable, we also benefit from the design, development and testing capabilities of our supplier base.

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

Our research and development expenditures for our fiscal years 2012, 2011 and 2010 were approximately $6.6 million, $4.0 million and $3.0 million, respectively.

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

Under our distribution agreement with Perkins, we are the exclusive distributor of specified Perkins engines within a territory consisting of the states of North Dakota, South Dakota, Minnesota, Wisconsin, Iowa, Michigan, Ohio and Indiana, and all but the southern tip of Illinois. We are a non-exclusive distributor of specified Perkins engines within a territory consisting of the states of Nebraska and Kansas, as well as, portions of the State of Missouri. In exchange for this exclusive territory, we are required to purchase from Perkins all of our requirements for the same or similar engines covered by the agreement. As described in further detail below under “Sales and Marketing; Value-Added Resellers; Distribution — Sales and Marketing; Value-Added Resellers,” under the distribution agreement, we are also required to establish a service and support network that provides various services to our customers that purchase power systems which use Perkins engines. This agreement with Perkins is currently scheduled to expire on December 31, 2013.

We are also party to a supply agreement with Doosan, under which we purchase and distribute, on a semi-exclusive basis, specified Doosan engines within a territory consisting of the United States, Canada and Mexico. Under this supply agreement, we are required to purchase from Doosan all of our requirements for the same or similar engines covered by the agreement. We are also required to purchase a minimum number of engines from Doosan during each year that the agreement is in effect and, if we do not meet these purchase requirements, then Doosan may terminate the exclusivity granted under the agreement. This supply agreement with Doosan automatically renews annually for successive one-year periods but may be terminated with six months’ written notice by either party prior to the end of the then-current term.

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

•

OEM Customers Without an In-House, Spark-Ignited Product Service Parts Program: For our OEM customers that do not maintain their own service parts distribution and product support programs, we maintain a web-based and internal sales-oriented global aftermarket and service parts distribution system for our spark-ignited product and ancillary components. Through this product support program that we provide on behalf of our OEM customers, we capitalize on market opportunities that exist outside of those associated with our OEM customer base.

•

Perkins Diesel Service Parts Program: We provide Perkins diesel service parts through a network of established service and parts organizations located throughout our 12-state distributor territory, described further above under “Arrangements with Key Suppliers”.

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

Once a power system is certified, regulatory agencies impose ongoing compliance requirements on us, which include our testing newly produced power systems on a regular quarterly schedule to ensure compliance with applicable regulations. In addition, there are field audit requirements, which require the removal of power systems from service at specified stages of their useful lives to perform confirmatory exhaust emissions testing.

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

Employees

As of February 28, 2013, our workforce consisted of approximately 361 persons, including approximately 125 full-time employees, as well as members of our production team whose services we obtain through an arrangement with a professional employer organization and other individuals whose services we obtain through a temporary employment agency. Of these persons, approximately 36 were in Product Development and Emissions Compliance, 21 were in Sales, 24 were in Customer Support Engineering, Quality and Service, 27 were in Executive Management and Finance, 30 were in Operations Management and approximately 223 were in

Production. In addition, Product Development and Engineering supplements fluctuating demands for resources through external design and drafting outsourcing services located in India, and Asian sales and procurement activities are supported through an external dedicated outsourced service organization located in Asia.

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

Our growth may depend on our ability to develop and/or acquire new products, and/or refine our existing products and power system technology, to complement and enhance the breadth of our power system offering with respect to engine class and the industrial OEM market categories into which we supply our products. We are currently in the process of developing new 2.0 liter and 2.4 liter engines and a range of hybrid power systems, and we offer, but have not had material sales of, connected asset services through our telematics tool, MasterTrak, to our OEM customers and other businesses to which we do not supply our power systems. We will generally seek to develop or acquire new products, or enhance our existing products and power system technology, if we believe they will provide significant additional revenues and favorable profit margins.

However, we cannot know beforehand whether any new or enhanced products will successfully penetrate our target markets. There can be no assurance that newly developed or acquired products will perform as well as we expect, or that such products will gain widespread adoption among our customers.

Additionally, there are greater design and operational risks associated with new products. The inability of our suppliers to produce technologically sophisticated components for our new engines and power systems, the discovery of any product or process defects or failures associated with production of any new products and any related product returns could each have a material adverse effect on our business, financial condition and results of operations. If new products for which we expend significant resources to develop or acquire are not successful, our business could be adversely affected.

Our new 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.

We have introduced a newly designed 8.8 liter, fuel flexible engine block that we have internally developed to replace an engine that we previously purchased from a third party engine supplier. This is our first engine produced in-house by us. We may not be successful in obtaining acceptance of this product in the marketplace, particularly given that it is in part the replacement for an engine block produced by a well-known and long-time engine manufacturer. Even if this product is accepted in the marketplace, we do not have sufficient history with this engine to assess whether it will succeed without significant performance issues.

The discovery of any significant problems with the engine, or any of the engines we develop, could result in recall campaigns, increased warranty costs, potential product liability claims, reputational risk and brand risk. More specifically, sales of our own internally developed engine could lead to significantly higher warranty costs to service this engine if it does not perform to expectations, as we would be unable to rely on a warranty provided by a third-party engine manufacturer. Additionally, any performance issues with our internally developed engine could also result in increased product liability claims, and we would be unable to rely on any indemnification provided by a third-party engine manufacturer. Potential losses could also arise from other unforeseen issues associated with the internal production of our own base engine block. For additional detail regarding the risk of introducing a new product such as our 8.8 liter engine, see “— New products may not achieve widespread adoption.” For additional detail regarding the risk of warranty costs and product liability claims, see “— We could suffer warranty claims” and “— We could become subject to product liability claims.”

We may not succeed with the expansion of our product into the on-road market

Our current products have historically been sold and used in the off-road industrial markets. We have announced our intention to expand our product line to on-road markets into which we have not previously sold. The costs and regulations involved with certifying an engine for on-road applications may be more than expected, which could affect our ability to successfully expand our product line into these markets. Additionally, the stresses and demands on engines and power systems used for on-road applications could result in unexpected issues. Not only are we attempting to expand into markets into which we have not previously sold, we are attempting to do so using our newly designed and internally developed 8.8 liter engine. This unproven engine for on-road applications (and other additional applications) may not gain acceptance as an alternative to proven engines already used in on-road applications, and our company may not generally gain acceptance as a supplier to on-road markets. For additional detail regarding the risks related to our newly developed 8.8 liter engine, see “— Our new 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.”

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

During fiscal 2012, a significant portion of our revenues were derived from sales of our power systems to be incorporated into equipment used in the power generation and forklift market categories, and we anticipate that sales of power systems in these market categories will continue to represent a significant portion of our revenues for the foreseeable future. We further believe that our growth may depend in a significant part upon our ability to increase sales of our power systems in the material handling and oil and gas market categories, as well as certain other industrial OEM categories. There can be no assurance that the material handling and oil and gas market categories, or any other industrial market category into which we sell our power systems, will grow as quickly or as significantly as we expect (if at all), or that the current, or any future, demand for our power systems in any of these market categories will not decrease.

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

We have established relationships with third party engine suppliers and other suppliers from which we source our components for our power systems. We are substantially dependent on our three key engine suppliers, General Motors, Perkins/Caterpillar and Doosan. Sales of our power systems incorporating engines from General Motors, Perkins/Caterpillar and Doosan represented approximately 57%, 13% and 15% of our total sales for fiscal 2012, respectively, and represented approximately 64%, 10% and 13% of our total sales for fiscal 2011, respectively. If any of these three engine suppliers were to fail to provide engines in a timely manner or to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or providing any such engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected. In addition, we currently source other important components used in our power systems, such as catalysts, engine controllers, fuel mixers, wiring harnesses, engine sensors and intake manifolds, from a limited number of suppliers. Much of the technology incorporated into these components that we source from a limited number of suppliers is technologically sophisticated, and we do not believe that our competitors have access to some of this sophisticated technology. Our business could be harmed by adverse changes in our relationships with our non-engine component suppliers, or if our competitors gain access to the technology. Further, if our suppliers are unable to provide components to us in a timely manner, or are unable to meet our quality, quantity or cost requirements, we may not in all cases be able to promptly obtain substitute sources. Any extended delay in receiving engines or other critical components could impair our ability to deliver products to our OEM customers.

We do not have formal, written agreements with many of our component suppliers. Most of our non-engine component supply agreements do not extend past the end of 2013, and we do not believe that any of our non-engine component supply agreements constitutes a material agreement of our company. In any event, a component supplier may fail to provide components on a timely basis, or fail to meet our specifications or other requirements for a component, regardless of whether we have a written contract with such supplier.

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

We derive a significant portion of our diesel power systems business from our distributor agreement with Perkins, our packaging and distribution agreements with Caterpillar engine dealers and our association with Caterpillar. Our business with Perkins and Caterpillar represented approximately 16% and 14% of our revenues in fiscal 2012 and 2011, respectively. Any material change in our relationships with Perkins and Caterpillar, including the termination of our distribution agreement with Perkins, could have a material adverse effect on our business and financial results.

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

Our success and future growth depends to a significant degree on the skills and continued services of our management team, in particular Gary Winemaster, our Chief Executive Officer and President, Eric Cohen, our Chief Operating Officer and Daniel Gorey, our Chief Financial Officer. The loss of any of our key members of management could inhibit our growth prospects. Our future success also depends in large part on our ability to attract, retain and motivate key management, engineering, manufacturing and operating personnel. As we develop additional capabilities, we may require more skilled personnel. Given the highly specialized nature of our power systems, these personnel must be highly skilled and have a sound understanding of our industry, business and our technology. The market for such personnel is highly competitive. As a result, we may not be able to continue to attract and retain the personnel needed to support our business.

Our existing debt or new debt that we incur could adversely affect our business and growth prospects.

At February 28, 2013, we had approximately $30.0 million in principal amount of outstanding debt under our credit line. Our total credit facility is $50.0 million. Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in current and potential future credit agreements have important consequences, including:

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

Our telematics tool does not currently provide a material portion of our revenues. There can be no assurance that our telematics tool will gain widespread acceptance among customers or generate meaningful revenues or profits.

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

We may have difficulty managing the expansion of our operations.

Our organization and our facilities currently in place may not be adequate to support our future growth. In order to effectively manage our operations and any significant growth, including any significant growth in the sales of, and services related to, our power systems, we may need to:

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

In addition, our foreign sales subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Safeguards that we may implement to discourage these practices could prove to be ineffective, and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice and overseas regulators. Any of these factors, or any other international factors, could impair our ability to effectively sell our power systems, or other products or services that we may develop, outside of the U.S.

If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

We operate our business, including all of our production and manufacturing processes, out of facilities that are all located in Wood Dale, Illinois. If damaged, our facilities, our manufacturing lines, the equipment we use to perform our emission certification and other tests and our other business process systems would be costly to replace and could require substantial time to repair or replace. We are particularly subject to this risk because of our current geographic concentration of our facilities. During 2012, we completed the consolidation of our facilities that are all located in Wood Dale, Illinois. This consolidation further exacerbates this risk. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to efficiently operate our business for some period of time. In addition, such events may temporarily interrupt our ability to receive engines, fuel systems or other components for our power systems from our suppliers and to have access to our various production systems necessary to operate our business. Our insurance covering damage to our properties and the disruption of our business may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Our workforce consists of full-time and part-time employees, as well as, members of our production team whose services we obtain through an arrangement with a professional employer organization. While none of the members of our workforce are currently represented by a union or covered by a collective bargaining agreement, there have been unsuccessful efforts to unionize our manufacturing employees in the past, and there can be no assurance that members of our workforce will not in the future join a union. If our employees organize and join a union in the future, there can be no assurance that future issues with our workforce will be resolved favorably or that we will not encounter future strikes, work stoppages or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

From time to time, we may seek to expand our business through investments in, joint ventures with or acquisitions of, complementary businesses, technologies, services or products, subject to our business plans and management’s ability to identify, acquire and develop suitable investments or acquisition targets in both new and existing industrial OEM market categories and geographic markets. In certain circumstances, acceptable investments or acquisition targets might not be available. Acquisitions involve a number of risks, including: (1) difficulty in integrating the operations, technologies, products and personnel of an acquired business, including consolidating redundant facilities and infrastructure; (2) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (3) difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position; (4) difficulty maintaining the quality of services that such acquired companies have historically provided; (5) potential legal and financial responsibility for liabilities of acquired businesses; (6) overpayment for the acquired company or assets; (7) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets; and (8) challenges in implementing uniform standards, controls, procedures and policies throughout an acquired business. In addition, under the terms of our credit facility, we may be restricted from engaging in certain acquisition transactions. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources — Credit agreement” for a description of our credit facility.

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

Furthermore, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. These assessments must include disclosure of identified material weaknesses in our internal control over financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to continue to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our consolidated financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common stock. See “Item 9A. Controls and Procedures”, for Management’s Report on Internal Control Over Financial Reporting.

In addition, our management team must continue to adapt to other requirements of being a public company. We need to devote significant resources to address these public company-associated requirements, including compliance programs and investor relations, as well as our financial reporting obligations. We incur substantial legal and financial compliance costs as a result of complying with these rules and regulations.

Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

As of February 28, 2013, Gary Winemaster, our Chairman of the Board, Chief Executive Officer and President, and Kenneth Winemaster, our Senior Vice President and Secretary, beneficially owned in the aggregate approximately 78.76% of our outstanding shares of common stock. On a fully-diluted basis, assuming the exercise of all outstanding warrants, such individuals beneficially owned 73.19% of our outstanding shares of common stock. As of February 28, 2013, Gary Winemaster alone beneficially owned approximately 48.63% of our outstanding shares of common stock. On a fully diluted basis, assuming the exercise of all outstanding warrants, Mr. Winemaster alone beneficially owned 45.19% of our outstanding shares of common stock.

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

A liquid and orderly trading market for our common stock may not develop, and the price of our stock may be volatile and may decline in value.

There is currently not a liquid and orderly public trading market for our common stock. An active, liquid public trading market may not continue to develop or, may not be sustained. The lack of an active, liquid public trading market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active, liquid public trading market for our common stock may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our common stock may not be eligible for listing on a national securities exchange.

Our common stock is not currently listed on any national securities exchange. In November of 2011, the SEC approved new rules for the New York Stock Exchange, NYSE AMEX and The NASDAQ Stock Market that heightened the listing requirements for companies that have become public by combining with a “shell” company through a reverse recapitalization transaction; we are subject to these heightened requirements. The new listing requirements prohibit a company that has become public through a reverse recapitalization transaction from applying for listing on each of these exchanges until (i) such company has traded in the United States over-the-counter market or another regulated exchange for one year following the reverse recapitalization and filed all required reports with the SEC, including at least one annual report containing audited financial statements for a full fiscal year following the reverse recapitalization transaction, and (ii) such company has maintained the requisite minimum shares price for the applicable exchange for a sustained period, and for at least 30 of the 60 trading days immediately prior to its listing application and the applicable exchange’s decision to list. We cannot guarantee that, once we are eligible to list with The NASDAQ Stock Exchange, our application will be accepted. Further, we cannot assure you that we will be able to continue to meet the listing standards of The NASDAQ Stock Exchange or any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing. Our common stock is currently quoted on the OTC Bulletin Board and the OTC Markets — OTCQB tier and, until our common stock is listed on a national securities exchange, we expect that it will continue to be eligible and quoted on the OTC Bulletin Board and the OTC Markets — OTCQB tier, on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

If we engage in capital raising activities in the future, including issuances of common stock, to fund the growth of our business, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. During 2012, we adopted the 2012 Incentive Compensation Plan and this plan was approved by a majority of our stockholders. The adoption of this plan pursuant to which equity awards have and may continue to be granted to eligible employees (including our executive officers), directors and consultants, and the related issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings. See note 10, “2012 Incentive compensation plan,” to the consolidated financial statements for a description of this plan.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the extent to which industry or securities analysts publish research and reports about us, our business, our market or our competitors and what they publish in those reports. Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose, or never gain, visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We operate within approximately an aggregate of 440,000 square feet of space in four facilities located in the Chicago, Illinois area. The following table lists the location of each of our three facilities significant to our business (one of which we own, and the others of which are leased by us), that facility’s principal use, the approximate square footage of that facility, and the current lease expiration date (to the extent applicable):

Location	Principal Use	Square Footage	Lease Expiration
Wood Dale, Illinois	Research & Development	42,000	Owned
Wood Dale, Illinois	Executive Offices; Production; Warehousing & Distribution; Sales Support	261,000	July 31, 2018
Wood Dale, Illinois	Corporate Offices; Finance; Human Resources; Production Warehousing	116,000	July 31, 2018

The facilities collectively house our manufacturing operations. As noted above, we have expanded the square footage in which we operate and believe our newly expanded facilities are adequate to meet our current and future needs.

Item 3.	Legal Proceedings.

From time to time, in the normal course of business, we are a party to various legal proceedings. We do not currently expect that any currently pending proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Currently, our common stock is quoted on the OTC Bulletin Board and the OTC Markets — OTCQB tier under the symbol PSIX. The table below sets forth the high and low bid prices per share of our common stock as quoted on the OTC Markets — OTCQB tier for the periods indicated. Prior to April 29, 2011, the effective date of the reverse recapitalization, the common stock traded under the symbol FRMT. All over-the-counter market quotations for our common stock included below for periods prior to the effectiveness of the reverse split have been adjusted to give retroactive effect to the 1-for-32 reverse stock split of our common stock that was effected on August 26, 2011, pursuant to the migratory merger, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Prior to the reverse recapitalization, there was limited or no trading activity in Format’s common stock. As of February 28, 2013, there were a limited number of market makers on the OTC Bulletin Board posting priced (and unpriced) quotations for our common stock. Prior to the consummation of the reverse recapitalization transaction (and for a period thereafter) only one market maker posted quotations for our common stock on the OTC Bulletin Board or, to the extent there were multiple market makers, those market makers were posting unpriced quotations. Accordingly, there is limited information available about the market price of our common stock on the OTC Bulletin Board prior to the consummation of the private placement.

Pursuant to the purchase agreement entered into with the investors in the private placement, we have agreed to use our reasonable best efforts to list our common stock for trading on a national securities exchange as soon as reasonably practicable after we meet the initial quantitative listing standards of any such exchange.

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$16.32	$6.40
Second Quarter	$16.32	$16.32
Third Quarter	$17.60	$6.40
Fourth Quarter	$13.50	$7.25
Fiscal Year Ended December 31, 2012
First Quarter	$17.75	$10.00
Second Quarter	$20.95	$14.00
Third Quarter	$17.15	$15.10
Fourth Quarter	$18.00	$14.35

As of February 28, 2013, the closing bid price for our common stock on the OTC Markets — OTCQB tier was $21.63 per share.

Holders

As of February 28, 2013, there were approximately 63 holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of dividends is currently restricted by our Agreement with Harris N.A. (now known as BMO Harris Bank, N.A.). We intend to retain our future earnings to support operations and to finance expansion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement” below for a further discussion regarding restrictions on the payment of dividends under our new credit facility.

Securities Authorized for Issuance Under Compensation Plans

On May 30, 2012, our Board of Directors approved and adopted our 2012 Incentive Compensation Plan (the “2012 Plan”). The 2012 Plan was subsequently submitted for, and received stockholder approval at, our 2012 annual meeting of stockholders held on August 29, 2012. Under the 2012 Plan, the 830,925 shares of our common stock currently held in treasury are available for awards pursuant to the 2012 Plan. The 2012 Plan is administered by the newly-established Compensation Committee of the Board, which consists only of independent, non-employee directors.

As of December 31, 2012, 830,925 shares of our common stock currently held in treasury are available for awards pursuant to the 2012 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	543,872(1)	$22.07(1)	287,053
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	543,872	$22.07	287,053

(1)	Pursuant to the Stock Appreciation Rights Award under the 2012 Plan granted to Eric Cohen, the Chief Operating Officer on June 6, 2012.

Issuer Purchases of Equity Securities

During the fourth quarter of the year ended December 31, 2012, we did not make any repurchases of equity securities.

Item 6.	Selected Financial Data.

As a smaller reporting company, we are not required to provide the information described in this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Operating expenses

Operating expenses include research & development and engineering, selling and service and general and administrative expenses. Research & development and engineering expenses include both internal personnel costs and expenses associated with outsourced third party engineering relationships. Research & development and engineering activities are staff intensive; thus costs incurred primarily consist of wages and benefits for professional engineers and amounts paid to third parties under contractual engineering agreements. Research & development and engineering consist of a Product and Application Research and Development Engineering Group and a Customer Support Engineering Group. The primary focus of the Product and Application Research and Development Engineering Group is on current and future product design, prototyping, testing and application development activities. The Customer Support Engineering Group provides dedicated engineering and technical attention to customer production support, including a direct communication link with our internal operations.

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

2012 significant developments

Facility consolidation

During 2012, we exited two of our leased facilities. We consolidated our diesel engine production and a portion of our spark engine production with our primary component parts and aftermarket inventories into a newly leased 261,000 square foot facility. We moved our heavy duty power system production into a separately leased facility with our base engine block production. We converted our owned facility from production to a research and development facility. We capitalized approximately $2.0 million in leasehold improvements associated with the facilities consolidation. Leasehold improvements are amortized over the shorter of the assets’ useful economic life or the period from the date the assets are placed in service to the end of the lease term including renewal periods that are considered to be reasonably assured of being exercised. In addition, we incurred approximately $509,000 in moving and related costs during 2012 which have been classified as general and administrative expenses in our statement of operations.

Amendment to credit agreement

We completed two amendments to our credit agreement in 2012. On March 20, 2012, our credit agreement was amended to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. In addition, this amendment also resulted in a reduction of the LIBOR margin and unused line fee, and under certain circumstances, we are no longer required to report our fixed charge coverage ratio. On November 8, 2012, we amended our credit agreement to (i) increase our acquisition limit up to an aggregate value of $2.0 million; (ii) enter into joint ventures up to an aggregate value of $2.0 million, up from $500,000, and (iii) make annual capital expenditures up to an aggregate of $8.0 million, up from $4.0 million. These thresholds are subject to certain limitations as set forth in the November 8, 2012, amended agreement.

2011 significant developments

Reverse recapitalization, private placement and stock repurchase

On April 29, 2011, Format, Inc. (n/k/a Power Solutions International, Inc.) completed a reverse recapitalization transaction, in which PSI Merger Sub, Inc., a Delaware corporation that was newly-created as a wholly-owned subsidiary of Format, merged with and into The W Group, Inc. and The W Group remained as the surviving corporation of the merger. In that transaction, The W Group became a wholly-owned subsidiary of Power Solutions International, Inc. The reverse recapitalization transaction was consummated under Delaware corporate law pursuant to an agreement and plan of merger, dated as of April 29, 2011. Pursuant to this merger agreement, all of the outstanding shares of common stock of The W Group held by the three stockholders of The W Group at the closing of the reverse recapitalization converted into shares of our common stock and shares of preferred stock. In connection with the reverse recapitalization and Gary Winemaster and Thomas Somodi entering into a purchase and sale agreement, (1) The W Group and Mr. Somodi entered into a termination agreement, pursuant to which each of Mr. Somodi’s employment agreement with The W Group (the term of which expired in April 2010) and the subscription agreement between The W Group and Mr. Somodi were terminated; and (2) Power Solutions International, Inc. entered into a new employment agreement with Mr. Somodi, which sets forth the terms of Mr. Somodi’s employment with us. See “Certain Relationships and Related Party Transactions — Purchase and Sale Transaction” below under Item 13 for a description of the purchase and sale agreement between Mr. Winemaster and Mr. Somodi, and see “Executive Compensation — Employment Agreements” below under Item 11 for a description of the employment agreement with Mr. Somodi. Mr. Somodi subsequently retired from the company in January 2013.

The transaction was accounted for as a reverse recapitalization because, among other reasons: (1) the management of The W Group immediately prior to the reverse recapitalization dominated the management of Power Solutions International, Inc. immediately following the reverse recapitalization (i.e., the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer and the Senior Vice President of Power Solutions International, Inc. were the same individuals who then held those titles with The W Group, Inc.) and (2) immediately prior to the consummation of the reverse recapitalization, Format, Inc. had nominal assets and operations.

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

Replacement of prior credit agreement

On April 29, 2011, in connection with the closing of the reverse recapitalization, the repurchase of shares of our common stock from Ryan and Michelle Neely and the private placement, Power Solutions International, Inc. and The W Group entered into a loan and security agreement with Harris N.A., and such loan and security agreement replaced the then existing loan and security agreement that The W Group had with its senior lender prior to the closing of the reverse recapitalization. Pursuant to the loan and security agreement with Harris N.A., among other things, Power Solutions International, Inc. became a party to the loan and security agreement, the maximum loan amount under the senior credit facility was reduced from the maximum loan amount under The W Group’s prior credit facility to reflect The W Group’s repayment in full of its two previously outstanding term loans under the prior credit facility and the financial covenants under the prior credit facility were replaced with a new fixed charge coverage ratio. See “Liquidity and capital resources — Credit agreement” below for a discussion of our current credit facility and The W Group’s prior credit facility, which was replaced by the current credit facility in connection with the reverse recapitalization.

Reverse split and migratory merger

In connection with, and prior to the consummation of, the reverse recapitalization, the board of directors of Format approved the reverse split and the migratory merger. On August 25, 2011, we held a special meeting of our stockholders at which our stockholders approved the reverse split, the migratory merger and related matters. On August 26, 2011, Power Solutions International, Inc., a Nevada corporation, merged with and into its wholly owned subsidiary, Power Solutions International, Inc., a Delaware corporation, pursuant to an agreement and plan of merger between Power Solutions International, Inc., a Delaware corporation, and Power Solutions International, Inc., a Nevada corporation. Power Solutions International, Inc., a Delaware corporation, continued as the surviving entity of the migratory merger. Pursuant to the migratory merger, we changed our state of incorporation from Nevada to Delaware and each 32 shares of our common stock converted into one share of common stock of the surviving entity in the migratory merger, thereby effecting a 1-for-32 reverse stock split of our common stock. Upon the consummation of the migratory merger (including the reverse split of our common stock effected thereby), the 113,960.90289 then-issued and outstanding shares of preferred stock automatically converted into an aggregate of 9,496,753 shares of our common stock. The consolidated financial statements included in this report have been restated to retroactively reflect the reverse split in accordance with SEC Staff Accounting Bulletin 4C Equity Accounts — Change in Capital Structure and ASC 260 Earnings Per Share (ASC 260). The conversion of shares of preferred stock to common stock has been presented prospectively in our financial statements, effective with the reporting periods as of, and for the three and nine months ended, September 30, 2011, in accordance with ASC 260. See Note 13 to the Consolidated Financial Statements, “Stockholders’ equity”, for additional information regarding the financial statement impact of the reverse split and migratory merger.

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

Stock-based and other executive compensation

Prior to the reverse recapitalization and the private placement, we had not granted or issued any stock-based compensation. Accordingly, we had not recognized any stock-based compensation expense. During 2012, our Compensation Committee of the Board of Directors approved, and we granted a Stock Appreciation Rights Award Agreement. As a result, we have incurred non-cash, stock-based compensation expense in 2012 that did not occur in 2011. We may consider making additional awards to our directors, officers and other employees and possibly to consultants and, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods.

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

Results of operations

Year ended December 31, 2012 compared with the year ended December 31, 2011

Net sales

Our net sales increased $47,373,000 (30.6%) to $202,342,000 for the year ended December 31, 2012, compared to $154,696,000 for the year ended December 31, 2011, of which an increase in sales volume (as opposed to price increases) accounted for approximately $43.9 million of the year over year increase.

Our power systems and related sales increased approximately $45.1 million and parts sales accounted for the remaining $2.3 million increase. The sales increase occurred across all power systems product categories. In addition, the sales increase also increased across a majority of our customer base.

Gross profit

Our gross profit increased $7,489,000 (28.3%) to $33,917,000 for the year ended December 31, 2012, from $26,428,000 in the year ended December 31, 2011. Our gross profit increased primarily due to the previously discussed increase in sales volume. As a percentage of net sales, gross margin was 16.8% for the year ended December 31, 2012, compared to 17.1% in 2011. The lower gross margin during 2012 was principally attributable to an increase in materials costs in excess of price increases.

Research & development and engineering

Research & development and engineering expense increased $2,664,000 (56.5%) to $7,377,000 for the year ended December 31, 2012, as compared to $4,713,000 in 2011, due to an increase in customer product support activities associated with the increase in sales and product development. Research & development and engineering activities are staff intensive; thus, costs incurred primarily consist of salary and benefits for professional engineers and amounts paid to third parties for contract services associated with our research and development activities. Compensation and benefits increased $1,170,000 as we increased headcount to support our production development and engineering applications with respect to new and existing products, including efforts to build proprietary engines. Materials used in connection with these activities also increased $1,289,000 from 2011. The remaining $205,000 increase was attributable to other research & development and engineering expenses, none of which was individually significant. As a percentage of net sales, research & development and engineering expenses increased to 3.6% for the year ended December 31, 2012, compared to 3.0% for 2011.

Selling and service expense

Selling and service expenses decreased $741,000 (11.1%) to $5,925,000 for the year ended December 31, 2012, from $6,666,000 in 2011. Warranty expense decreased $497,000 as we realized lower than expected claims for the covered periods. The remaining $244,000 decrease was attributable to various fluctuations in other expense categories, none of which was individually significant. As a percentage of net sales, selling and service expenses decreased to 2.9% in 2012 compared to 4.3% in 2011.

General and administrative expense

General and administrative expenses increased $3,055,000 (58.3%) to $8,299,000 for the year ended December 31, 2012, from $5,244,000 in 2011. Wages and benefits increased $1,462,000 and was primarily due to wages and benefits of our new Chief Operating Officer hired in 2012 and the transition of our prior Chief Operating Officer who subsequently retired in early 2013. We also incurred $509,000 of costs to consolidate our facilities to accommodate our sales growth. Public company and consulting expenses increased $544,000 principally due to a full year operating as a public company. Other general and administrative expenses increased $540,000, none of which was individually significant. As a percentage of net sales, general and administrative expenses increased to 4.1% in the twelve months ended December 31, 2012, from 3.4% in 2011.

Other (income) expense

Interest expense decreased $317,000 (23.7%) to $1,023,000 for the year ended December 31, 2012, as compared to $1,340,000 for the year ended December 31, 2011. The decrease in interest expense was attributable to a decrease in the weighted average borrowing rate on our bank debt from 4.11% in 2011 to 2.41% in 2012 and a decrease in bank loan fees accounted for as interest expense year over year. These decreases were partially offset by additional interest incurred due to a $5.0 million increase in average outstanding bank borrowings principally arising from an increase in working capital requirements in support of our higher level of sales activity in 2012 over 2011.

We recognized a loss on debt extinguishment of $485,000 in the year ended December 31, 2011, due to the write off of unamortized loan fees associated with our prior credit facility. The remaining unamortized loan fees were required to be expensed when we refinanced our prior credit facility with a new lender and repaid the balances outstanding under our prior credit agreement. See “Liquidity and capital resources — credit agreement” below for a further discussion regarding the refinancing of our prior credit facility.

Also, other expense, net was $448,000 for the year ended December 31, 2012, as compared to $1,146,000 for the same period in 2011. Other expense in 2012 consisted entirely of the change in the valuation of our private placement warrants. Other expense in 2011, included $762,000 of non-capitalizable transaction costs incurred in connection with the issuance of the warrants in the $18.0 million private placement. The expense also includes $383,000 related to the increase in the liability of the estimated value of private placement warrants for the year ended December 31, 2011. See “Reverse recapitalization, private placement and stock repurchase” for further discussion of these costs.

Income tax expense

Our income tax expense increased $1,370,000 to $4,143,000, as compared to $2,773,000 in 2011. Our effective income tax rate for the year ended December 31, 2012, was 38.2% as compared with 40.6% for the prior year. Our income tax expense for the year ended December 31, 2012, increased principally due to the higher taxable income realized in 2012 as compared with 2011. In addition, our income tax expense does not include the benefit of any federal research tax credits expected to be realized for the year ended December 31, 2012, because the enactment of the legislation providing the federal research tax credits for 2012 was not signed into law until January 2, 2013, and generally accepted accounting principles prohibit retroactive application of tax law changes. The federal research tax credit included in our 2011 federal income tax provision was $240,000.

Our income tax rate for the year ended December 31, 2012, decreased due to a lower effective state rate as compared to 2011, which was principally attributable to estimated state tax credits. In addition, the 2011, estimated tax rate was adversely impacted by non-deductible expenses associated with certain transaction costs incurred in connection with the reverse recapitalization. See “Reverse recapitalization, private placement and stock repurchase” for further discussion of these transactions.

Year ended December 31, 2011 compared with the year ended December 31, 2010

Net sales

Our net sales increased $54,448,000 (54.2%) to $154,969,000 for the year ended December 31, 2011, compared to $100,521,000 for the year ended December 31, 2010, of which an increase in sales volume (as opposed to price increases) accounted for approximately $49.2 million of the year over year increase.

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

Gross profit

Our gross profit increased $9,801,000 (58.9%) to $26,428,000 for the year ended December 31, 2011, from $16,627,000 in the year ended December 31, 2010. Our gross profit increased primarily due to the previously discussed increase in sales volume. As a percentage of net sales, gross margin was 17.1% for the year ended December 31, 2011, compared to 16.5% in 2010. The higher gross profit during the year 2011 was principally attributable to the broadened product mix and higher sales volume relative to production costs. Production costs were spread over higher volumes which favorably affected gross margin. In addition, the increase in sales, noted in Net sales above, occurred across the majority of our customer base, broadening our product mix, which also favorably impacted our gross margin.

Research & development and engineering

Research & development and engineering expense increased $867,000 (22.5%) to $4,713,000 for the year ended December 31, 2011, as compared to $3,846,000 in 2010 due to an increase in customer product support activities associated with the increase in sales and product development. Compensation and benefits increased $997,000, as we increased headcount to support the research & development and engineering of new power systems, including the design and development of an 8.8 liter engine to meet anticipated customer requirements. This increase was partially offset by a $184,000 decrease in emission certification fee expense. The remaining increase was attributable to other research & development and engineering expenses, none of which was individually significant. As a percentage of net sales, research & development and engineering expenses decreased to 3.0% for the year ended December 31, 2011, compared to 3.8% for 2010. The decrease in the research & development and engineering costs as a percentage of net sales was due to the leveraging of these costs against higher sales volumes.

Selling and service expense

Selling and service expenses increased $1,201,000 (22.0%) to $6,666,000 for the year ended December 31, 2011, from $5,465,000 in 2010. Compensation, benefits and commissions costs increased $308,000 and warranty costs increased $482,000, both as a result of our increased product sales for the year ended December 31, 2011, as compared to 2010. The remaining increase was attributable to increases in other expense categories, none of which was individually significant. As a percentage of net sales, selling and service expenses decreased to 4.3% in 2011, compared to 5.4% in 2010, as we effectively increased sales with our existing sales infrastructure.

General and administrative expense

General and administrative expenses increased $1,994,000 (61.4%) to $5,244,000 for the year ended December 31, 2011, from $3,250,000 in 2010. The increase was principally attributable to (i) a $942,000 increase in professional, consulting, and bank fees incurred in connection with our year end audit, reverse recapitalization and the refinancing of our credit facility in April 2011, (ii) $606,000 for the cost of additional staff positions to support both our higher sales volume and public company responsibilities, and (iii) $347,000 of public company costs. As a percentage of net sales, general and administrative expenses increased to 3.4% in the twelve months ended December 31, 2011, from 3.2% in 2010.

Other (income) expense

Interest expense decreased $791,000 (37.1%) to $1,340,000 for the year ended December 31, 2011, as compared to $2,131,000 for the year ended December 31, 2010. Our average outstanding bank borrowings were $6.8 million lower for the year ended December 31, 2011, compared to the year ended December 31, 2010. This decrease was attributable to the payoff of our bank term debt and a reduction in our outstanding revolving line of credit from the proceeds received in the private placement. In addition, the weighted average borrowing rate on our bank debt decreased from 5.82% during the year ended December 31, 2010 to 4.11% for the year ended December 31, 2011.

We recognized a loss on debt extinguishment of $485,000 in the year ended December 31, 2011, due to the write off of unamortized loan fees associated with our prior credit facility.

Also, other expense, net was $1,146,000 for the year ended December 31, 2011, with no similar balance in the same period in 2010. This amount included $762,000 of non-capitalizable transaction costs incurred in connection with the issuance of the warrants in the $18.0 million private placement. The expense also included $383,000 related to the increase in the liability of the estimated value of the private placement warrants for the year ended December 31, 2011. See “Reverse recapitalization, private placement and stock repurchase” for further discussion of these costs.

Income tax expense

Our income tax expense increased $2,407,000 to $2,773,000, as compared to $366,000 in 2010. Our effective tax rate for the year ended December 31, 2011, was 40.6% as compared with 18.9% for the prior year. Our income tax expense for the year ended December 31, 2011, reflected the impact of non-deductible expenses associated with certain transactions costs incurred in connection with the reverse recapitalization and issuance of the private placement warrants. See “Reverse recapitalization, private placement and stock repurchase” for further discussion of these transactions. The increase in our effective tax rate in 2011, as compared to 2010, was also impacted by the extent to which research tax credits offset our income tax provision. Our taxable income and corresponding provision for the year ended December 31, 2011, increased over 2010 by more than the increase in offsetting research tax credits, which resulted in an increase in our effective tax rate. In addition, the combined corporate state income and replacement tax for Illinois increased from 7.3% in 2010 to 9.5% in 2011, which also adversely impacted our effective tax rate.

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity are cash flows from operations, principally collections of customer accounts receivable and borrowing capacity under our credit facility. Prior to the amendment of our credit facility with BMO Harris Bank N.A. (formerly Harris N.A.) on March 20, 2012, our existing and historical financing arrangements required that cash received by us be applied against our revolving line of credit. Accordingly, we typically did not maintain cash or cash equivalents on our consolidated balance sheet. As a result of the amendment to our credit facility with BMO Harris Bank N.A., our cash balances are no longer automatically swept by BMO Harris Bank N.A. and, as a result, from time to time, we may carry cash balances on our consolidated balance sheet.

Based on our current forecasts and assumptions, we believe that our sources of cash, namely the sales of our power systems and aftermarket products and access to borrowings on our existing or future credit facilities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over at least the next twelve months. Although we believe our existing sources of liquidity will also be sufficient on a longer-term basis, that will depend on numerous factors, including the following: the continuation of our existing customer relationships and our development of new customer relationships; market acceptance of our existing and future products; the success of our product development and commercialization efforts and the costs associated with those efforts; and the costs associated with any future acquisitions, joint ventures or other strategic transactions. Accordingly, in the future we may pursue various financing alternatives, including a larger credit facility, other debt financing and/or equity financing.

As of December 31, 2012, we had working capital of $49,413,000 compared to $14,179,000 as of December 31, 2011. Our working capital increase of $35,234,000, was primarily attributable to the reclassification of our revolving line of credit to long-term obligations at December 31, 2012, from current liabilities as of December 31, 2011. This reclassification of our revolving line of credit accounted for $19,666,000 of the increase in working capital year over year. The reclassification of our revolving line of credit to long-term obligations resulted from an amendment to our revolving line of credit effective March 20, 2012 as further described below under “Credit agreement”.

Increases in accounts receivable and inventories also contributed to the increase in our working capital from December 31, 2011 to December 31, 2012. Accounts receivable increased $7,957,000 from December 31, 2011, to December 31, 2012, due principally to an increase in sales. Specifically, our sales in 2012 were $47,373,000 higher as compared to December 31, 2011. Inventories increased $6,575,000 from December 31, 2011, to 2012 to support our higher sales volumes. Changes in the remaining components of working capital year over year totaled $1,036,000, none of which was individually significant.

A limited number of our customers have payment terms which may extend up to 150 days. As of December 31, 2012, and December 31, 2011, our trade receivables included $7.3 million and $3.0 million, respectively, of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $6.3 million and $0.7 million at December 31, 2012, and December 31, 2011, respectively, represented the portion of the balance outstanding beyond our normal trade terms of 30-45 days. Under our revolving line of credit which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the year ended December 31, 2012

Operating activities

For the year ended December 31, 2012, we used $2,941,000 to fund our operations. We generated cash flow from net income of $6,702,000 plus $1,426,000 in net non-cash adjustments principally from depreciation and amortization, equity-based compensation expense, and an increase in the liability associated with the valuation of private placement warrants.

We generated cash from a $2,473,000 increase in accounts payable arising from the timing of payments to vendors and a $924,000 increase in accrued liabilities. These increases in cash were offset by a $7,957,000 increase in accounts receivable due to an increase in our sales volume for which we had not yet collected the cash and a $6,575,000 increase in inventories purchased to support the sales activity. We also had other net cash generated of $66,000, none of which was individually significant.

Investing activities

Net cash used in investing activities of $3,898,000 for the year ended December 31, 2012, related primarily to the purchase of property, equipment and other assets.

Financing activities

We generated $7,382,000 of cash from financing activities for the year ended December 31, 2012. Of this net amount $11,276,000 was generated from an increase in borrowings on our revolving line of credit. This amount was partially offset by a $3,780,000 decrease in the cash overdraft balance. Prior to the amendment of our credit facility with BMO Harris Bank N.A. on March 20, 2012, our credit facility agreement required that our cash be applied against our revolving line of credit. As such, we did not maintain a cash balance, and we borrowed on the revolving line of credit to fund outstanding checks as they cleared our bank. Our cash overdrafts fluctuated based on the timing of checks issued which had not yet cleared our bank as of a given date. Other financing activities used cash of $114,000, none of which was individually significant.

Cash flows for the year ended December 31, 2011

Operating activities

For the year ended December 31, 2011, we used $973,000 to fund our operations. We generated cash flow from net income of $4,061,000 plus $574,000 in non-cash adjustments, principally depreciation, loss on debt extinguishment and an increase in the liability associated with the valuation of private placement warrants.

We also generated cash from a $7,365,000 increase in accounts payable arising from the timing of purchases from vendors and a $1,609,000 increase in accrued liabilities arising from incremental costs to support the higher level of sales activities. These increases in cash were offset by a $12,992,000 increase in accounts receivable due to an increase in our sales volume for which we had not yet collected the cash and a $1,225,000 increase in inventories purchased to support the sales activity. We also had other net cash uses of $365,000, none of which was individually significant.

Investing activities

Net cash used in investing activities of $1,570,000 for the year ended December 31, 2011, related primarily to the acquisition of property, equipment and other assets.

Financing activities

We generated $2,543,000 of cash from financing activities for the year ended December 31, 2011. In connection with the private placement for which we issued preferred stock and warrants to purchase our common stock, we generated gross proceeds of $18.0 million. In addition, in 2011 we refinanced our revolving line of credit with a new bank, Harris, N.A. (now known as BMO Harris Bank N.A.) under which our initial proceeds from borrowings were $18,338,000. The terms of the revolving line of credit with BMO Harris Bank N.A. are discussed below under “Credit agreement.” The proceeds from the private placement and revolving line of credit were used to pay off our existing term loans and our revolving line of credit with our prior lender, Fifth Third Bank. We used $21,633,000 in cash to payoff of the prior revolving line of credit and $7,880,000 in cash to pay off other scheduled debt payments. We used $4,654,000 million of cash to pay transaction and financing costs associated with the private placement and refinancing of our revolving line of credit.

We also had a $3,251,000 increase in our cash overdraft balance as of December 31, 2011, over December 31, 2010, which offset the cash used. In addition, $1,328,000 in cash was provided by net borrowings for the year ended December 31, 2011, under our current revolving line of credit. Offsetting these increases was $4.25 million used to repurchase shares of our common stock. Other financing activities generated $43,000 of cash, none of which was individually significant.

Cash flows for the year ended December 31, 2010

Operating activities

For the year ended December 31, 2010, we generated cash flows from operations of $3,924,000, of which $2,644,000 arose from net income and other non-cash items of depreciation and receivable allowances, as compared to $3,289,000 in 2009.

We also realized a reduction in our working capital during the year, which contributed to the cash generated from operations, primarily arising from a $12,012,000 reduction in accounts receivable that was partially offset by a $9,255,000 reduction in accounts payable and a $1,001,000 increase in our inventories. The decrease in accounts receivable and accounts payable primarily arose from a high level of sales activity occurring in the fourth quarter of 2009, which resulted in both an increase in receivables from those sales and related payables from the purchase of inventories to support those sales. We collected the receivables and paid the corresponding payables in the first quarter of 2010. The $12,012,000 change in accounts receivable also includes an increase of $1.1 million due from customers with payment terms of up to 150 days to $2.7 million from $1.6 million as of December 31, 2009, due to an increase in shipments to these customers in 2010.

Investing activities

Net cash used in investing activities of $583,000 in the year ended December 31, 2010, related primarily to the acquisition of fixed assets. Fixed asset expenditures principally arose from the purchase of tooling and transportation equipment.

Financing activities

During 2010, our financing activities included scheduled payments of $2,226,000 of bank term debt, capital lease obligations and other notes payable. Our overall revolving line of credit decreased $776,000 principally arising from the cash flows generated from operations. We also used $314,000 of cash during the year for the payment of financing fees in connection with the reverse recapitalization and private placement. We also had $120,000 decrease in cash overdrafts. At December 31, 2010, we were not in compliance with certain of our bank covenants, including our senior debt leverage and our fixed charge coverage ratios. On January 20, 2011, we obtained a waiver from our bank for these events of non-compliance. Subsequent to December 31, 2010, we completed a reverse recapitalization and private placement offering on April 29, 2011, which resulted in the repayment in full of our remaining term debt, and we also refinanced our existing revolving line of credit with another bank.

Credit agreement

In connection with the consummation of the reverse recapitalization and the private placement, on April 29, 2011, we entered into a loan and security agreement with certain lenders and Harris N.A. (now known as BMO Harris Bank N.A.), as agent for the lenders. That credit agreement replaced the loan and security agreement with Fifth Third Bank, the terms of which are discussed below. Prior to the amendment of our credit facility with BMO Harris Bank N.A., as discussed below, our credit agreement provided for borrowings of up to $35.0 million under a revolving line of credit, which revolving line of credit was scheduled to mature on April 29, 2014 and had a variable interest rate as described below. Borrowings under our credit agreement are collateralized by substantially all of our assets. Under our credit agreement, we are required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio of not less than 1.1 to 1.0 and a limitation on annual capital expenditures, the testing of which commenced on April 30, 2011. We were in compliance with the financial covenants under our current credit facility as of December 31, 2012. Our credit agreement also contains customary covenants and restrictions applicable to us, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, our credit agreement requires our cash accounts to be held with BMO Harris Bank N.A. Prior to the amendment of the credit facility, our cash deposits in the new revolving line of credit account were swept by BMO Harris Bank N.A. daily and applied against the outstanding balance on our new revolving line of credit. As a result, we maintained a zero cash balance in our bank deposit account, and we borrowed on the revolving line of credit on a daily basis to fund our cash disbursements.

Except as modified and discussed under the amended credit agreement with BMO Harris Bank N.A. below, under our credit agreement (in contrast to the prior credit agreement discussed below): (a) Power Solutions International, Inc. is a party to the new credit agreement and pledged the equity interests of The W Group to BMO Harris Bank N.A.; (b) there are no term loans; (c) the new revolving line of credit bears interest at BMO Harris Bank N.A.’s prime rate (3.25% at December 31, 2012) plus an applicable margin ranging from 0% to 0.50% or, at our option, a portion of the new revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) there is a higher limit on annual capital expenditures; (e) there is no maximum quarterly senior debt leverage ratio; and (f) there is a fixed charge coverage ratio similar to the fixed charge coverage ratio in the prior credit agreement with Fifth Third Bank, except that the fixed charge coverage ratio under the new credit agreement excludes historical debt service on Term Loan A and Term Loan B (each as defined and discussed below) and certain other one-time expenses. As of December 31, 2012, $5,942,000 of our outstanding borrowings under our revolving line of credit bears interest at the prime rate, which equates to 3.25% with the applicable margin included. The remaining outstanding balance as of December 31, 2012, of $25,000,000 has been designated to bear interest at the LIBOR rate, plus an applicable margin which equates to an aggregate interest rate of 1.96%. The unused and available revolving line of credit balance was $19.1 million at December 31, 2012.

On March 20, 2012, the credit agreement with BMO Harris Bank N.A was amended to increase the total credit facility from $35.0 million to $50.0 million and is now scheduled to mature on March 20, 2017. Under the terms of the amended agreement (in contrast to the original BMO Harris Bank N.A. agreement): (a) the revolving line of credit bears interest at Harris’ prime rate plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused line fee has been reduced to 0.25%; and (c) we are only required to report our compliance with the fixed charge coverage ratio for any month when our excess availability, as defined in the amended agreement, is less than the liquidity threshold, as defined in the amended agreement and we must continue to report our compliance with the applicable bank covenants until we have exceeded the liquidity threshold for 60 consecutive days. In addition, our cash balances are no longer automatically swept by BMO Harris Bank N.A., and as a result, from time to time, we may carry cash balances on our consolidated balance sheet. The liquidity threshold is defined as the greater of (i) $7,500,000 or (ii) 12.5% of the total credit facility of $50.0 million as may be reduced from time to time pursuant to the terms of the amended agreement.

On November 8, 2012, the loan and security agreement with BMO Harris Bank was amended to increase our thresholds for certain transactions, allowing us to: (i) make acquisitions up to an aggregate of $2.0 million (ii) enter into joint ventures up to an aggregate of $2.0 million, up from $500,000, and (iii) make annual capital expenditures up to $8.0 million, up from $4.0 million. These thresholds are subject to certain limitations as set forth in the November 8, 2012, amended agreement.

On April 29, 2011, upon consummation of the reverse recapitalization and the other transactions referred to above under “2011 significant developments,” we used net proceeds from the private placement and proceeds from a draw on the new revolving line of credit to repay the prior loans (as discussed below) under the prior credit agreement with Fifth Third Bank in full. Upon consummation of the reverse recapitalization and immediately following the repayment of these prior loans on April 29, 2011, availability under the new revolving line of credit was approximately $12.7 million.

The prior credit agreement was entered into in 2008 among Fifth Third Bank and The W Group and its subsidiaries. The initial proceeds from the prior credit agreement were used to retire the revolving line of credit and term loans with our predecessor bank. The prior credit agreement provided for a revolving line of credit of up to $37.5 million, a term loan of $8.7 million (“Term Loan A”) and a term loan of $2.4 million (“Term Loan B”), which prior loans collectively were scheduled to mature on July 15, 2013 and had variable interest rates. Under the terms of the prior credit agreement with Fifth Third Bank, we had the ability to elect whether outstanding amounts under the prior loans accrued interest based on the prime rate plus a margin or LIBOR plus a margin. Prior to being repaid in full, the loans under our prior credit agreement were collateralized by substantially all of our assets. Under the prior credit agreement, we were required to maintain our cash accounts with Fifth Third Bank. We had our cash deposits in our prior revolving line of credit account swept by Fifth Third Bank daily and applied against the outstanding revolving line of credit balance. As a result, we maintained a zero cash balance in our prior revolving line of credit account, and we borrowed on our prior revolving line of credit on a daily basis to fund our cash disbursements. Outstanding borrowings under our prior revolving line of credit were $25.4 million at April 29, 2011 (immediately prior to the repayment of the prior revolving line of credit). Prior to its repayment in full in connection with the closing of the reverse recapitalization, principal payments of Term Loan A were payable in quarterly installments ranging from $0.2 million to $0.6 million over the life of the loan. Term Loan A had an outstanding balance of $5.1 million as of April 29, 2011 (immediately prior to the repayment of the loan balance). Prior to its repayment in full in connection with the closing of the reverse recapitalization, principal payments of Term Loan B were payable in quarterly installments of less than $0.1 million over the life of the loan plus a balloon payment at maturity. Term Loan B had an outstanding balance of $2.1 million as of April 29, 2011 (immediately prior to the repayment of the loan balance). In addition to scheduled quarterly payments, prior to its replacement, the prior credit agreement required an annual repayment equal to 60% of excess cash flow.

Our prior revolving line of credit was amended in August 2009, to reduce the maximum borrowings from $37.5 million to $29.0 million, bearing interest at Fifth Third Bank’s prime rate (3.25% at December 31, 2009) plus an applicable margin ranging from 2.25% to 2.50%. At our option a portion of the prior revolving line of credit could be designated to bear interest at LIBOR, subject to a 2.00% floor, plus an applicable margin ranging from 3.25% to 3.50%.

Off-balance sheet arrangements

We do not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) of Regulation S-K).

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

Revenue recognition

We recognize revenue at the time title and risk of loss of inventory passes to the customer, which is typically upon shipment of goods. From time to time, we recognize revenue upon billing for goods which are not immediately shipped at the request and for the convenience of our customer, otherwise known as a “bill and hold” arrangement. In these cases, revenue is recognized under the same terms and conditions as any other sale, except that the products are held by us until the customer initiates the shipment of the product from our warehouses. Transfer of the title and risk of loss pass to the customer, and there are no future performance obligations, at the time the bill and hold sale is recognized. Any product that has been sold under a bill and hold arrangement is segregated from our owned inventory. As of December 31, 2010, we had $1,742,000 of undelivered product, of which $391,000 was unpaid, and such product was shipped and the unpaid balance collected during 2011. We did not enter into any bill and hold arrangements during 2011 or 2012.

We classify shipping and handling charges billed to customers as revenue. Shipping and handling costs paid to others are classified as a component of cost of sales when incurred.

Allowance for doubtful accounts

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects our management’s best estimate of the amounts that will not be collected. Our management specifically reviews all past due accounts receivable balances and, based on historical experience and an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

Inventories

Our inventories consist primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in, as determined by specific serial number identification, or market value. Parts are valued at the lower of cost (first-in, first out) or market value.

We write down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory reserve is provided for based upon our estimation of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration including (i) customer purchase orders and customer forecasted demand; (ii) historical sales/usage for each inventory item; and (iii) utilization within a current or anticipated future power system. These factors are primarily based upon quantifiable information and therefore, we have not experienced significant differences in inventory valuation due to variances in our estimation of future demand. We estimate that, in 2012, a 10% variance in the estimated net realizable value of our inventory and its original cost would have had a less than $100,000 effect on our cost of goods sold and the value of our inventory.

Warranty programs

We offer a standard limited warranty on the workmanship of our products that in most cases covers defects for a period of (i) one year from the date of shipment or (ii) six months from the date products are placed into service, whichever occurs first. Warranties for certified emission products are mandated by the EPA and/or the CARB and are longer than our standard warranty on certain emission related products. Our products also carry limited warranties from suppliers. Costs related to supplier warranty claims are borne by the supplier; our warranties apply only to the modifications we make to supplier base products. We estimate and record a liability, and related charge to income, for our warranty program at the time products are sold to customers. Our estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold. We make adjustments to our estimates in the period in which it is determined that actual costs may differ from our initial or previous estimates. In 2012, a 10% change in the amount of historical warranty expense would have increased our warranty liability and related costs by approximately $15,000.

Private Placement Warrants

Our private placement warrants are accounted for as a liability, in accordance with ASC 480-10-25-14, Distinguishing Liabilities from Equity. ASC 480-10-25-14 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. Our private placement warrants were measured at fair value under ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification. Our liability for the private placement warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. If all other assumptions are held constant, the recorded liability of the private placement warrants would increase or decrease by approximately $400,000 due to a 10% change in the enterprise value of our company based on the Black-Scholes option pricing model.

Equity-based compensation

Our equity-based compensation expense for awards granted to employees for service is accounted for over the service period based on the grant date fair value. Furthermore, the stock appreciation right granted is accounted for as equity, in accordance with ASC 718, Compensation — Stock Compensation.

Income taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe the assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2012, and 2011, we had not recorded a tax asset valuation allowance.

We record uncertain tax positions in accordance with ASC 740, Income Taxes , on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2012, and 2011, we had not recorded any tax benefit or tax liability for uncertain tax positions.

Impact of recently issued accounting standards

We evaluate the pronouncements of various authoritative accounting organizations, including the Financial Accounting Standards Board (FASB) and the SEC, to determine the impact of new pronouncements on GAAP and our consolidated financial statements. There are no new accounting pronouncements that have been issued or adopted during the year ended December 31, 2012, that we expect will have a significant effect on our consolidated financial statements.

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

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use its judgment in evaluating controls and procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective as a result of a material weakness in our internal controls over financial reporting. This material weakness is discussed in “Management’s Report on Internal Controls Over Financial Reporting” below.

In light of this material weakness, we performed post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the fiscal year ended December 31, 2012. As a result, notwithstanding the material weakness discussed below, management concluded that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the fiscal year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets.

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are made in accordance with authorization of our management and our board of directors.

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria.

A material weakness is a deficiency or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s assessment, controls over the business system software used within our aftermarket parts group were not adequate. All users of the software have access to add, delete, or modify any data within the software and controls were not in place to adequately monitor transactions within the software. Also users to the software were not assigned detailed security rights. Users gained access to the system’s modules through use of passwords that were not periodically changed to ensure that only appropriate individuals had access to each module. These control deficiencies did not result in any known financial statement misstatements. However, the aggregation of these control deficiencies represents a material weakness in internal control over financial reporting on the basis that a material misstatement in the financial statements would not be prevented or detected on a timely basis.

Remediation Plan

Management has been actively engaged in developing and implementing a remediation plan to address the material weakness noted above. The remediation efforts being implemented include the following:

•	Assigning detailed security rights to the software including periodic password changes; and

•	Implementing a database monitoring tool allowing us to monitor key transactions within the software.

•

Management is in the process of implementing a detailed plan of the foregoing remediation efforts and continues to monitor the progress of the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment to improve internal controls over financial reporting.

Management believes the forgoing efforts will effectively remediate the material weakness. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are now effective. Management believes that remediation efforts will be completed during fiscal year 2013. If not remediated, however, these control deficiencies could result in material misstatements to our consolidated financial statements.

Attestation Report

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a small reporting company, management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report on Form 10-K.

Changes In Internal Control Over Financial Reporting

There have been changes in internal control over financial reporting during the fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During fiscal 2012, we implemented an enterprise resource planning software across the Company, excluding our aftermarket parts group, as previously discussed, which enhanced our internal control over financial reporting.

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

Name	Position	Age	Executive Officer Since		Director Since		Term Expires
Gary Winemaster	Chairman of the Board, Chief Executive Officer and President	55	2001	(1)	2001	(3)	2013
Eric Cohen	Chief Operating Officer	43	2012	(2)	N/A		N/A
Daniel Gorey	Chief Financial Officer	61	2012	(2)	N/A		N/A
Kenneth Winemaster	Senior Vice President and Secretary	49	2001	(1)	N/A		N/A
Kenneth Landini	Director	56	N/A		2001	(3)	2013
H. Samuel Greenawalt	Director	84	N/A		2001	(3)	2013
Jay J. Hansen	Director	49	N/A		2011		2013
Mary Vogt	Director	56	N/A		2011		2013

(1)	Includes service as an executive officer of The W Group, our wholly-owned subsidiary through which we now operate our business, through the consummation of the reverse recapitalization, and service as an executive officer of Power Solutions International, Inc., a Nevada corporation, through the consummation of the migratory merger.
(2)	Effective April 9, 2012, Eric Cohen was appointed to the position of Chief Operating Officer and Daniel Gorey was appointed to the position of Chief Financial Officer.
(3)	Includes service as a member of the board of The W Group through the consummation of the reverse recapitalization and service as a member of the board of directors of Power Solutions International, Inc. a Nevada corporation, through the consummation of the migratory merger.

Executive Officers/Directors

The following information pertains to our executive officers who also serve as directors, their principal occupations, and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills.

Gary Winemaster has served as our Chief Executive Officer and President and as a director since 2001, and served as the Chief Executive Officer and President of Power Great Lakes (which, prior to the incorporation of our company in 2001, was the parent operating company of our business, and is currently a wholly-owned subsidiary) from 1992 until our incorporation in 2001. In connection with the reverse recapitalization, Mr. Winemaster was also appointed as the Chairman of the Board. Mr. Winemaster is a co-founder of our company, and has played a significant role in developing and expanding our presence as a distributor of alternative fuel spark-ignited and diesel power systems. Prior to serving in his role as Chief Executive Officer and President of our company and of Power Great Lakes, Mr. Winemaster served as the Vice President of Sales for Power Great Lakes. Prior to founding our company, Mr. Winemaster worked in sales management for the European operations, with territory responsibility for the German, Scandinavian and Benelux markets, of Guardian Industries, a United States glass manufacturer. Mr. Winemaster holds a Bachelor of Science degree from the Wharton School at the University of Pennsylvania.

Non-Director Executive Officers

Eric Cohen has served as our Chief Operating Officer since April 2012. From January of 2011 through March of 2012, Mr. Cohen served as the President of Power Plant Services, a manufacturer of standard and custom aftermarket parts for turbines, generators, valves and coal handling equipment. From 2004 through 2010, Mr. Cohen was a managing partner of WHI Capital Partners, a Chicago-based private equity firm that invests in mid-size companies. Mr. Cohen earned a mechanical engineering degree from the University of Wisconsin and an MBA from Harvard Business School.

Daniel Gorey has served as our Chief Financial Officer since April, 2012, and served as our Senior Vice President of Finance from July 2011 to April 2012. Before joining the company, Mr. Gorey served as the Chief Financial Officer and on the board of directors of Quixote Corporation, a publicly-traded provider of highway crash safety systems. Mr. Gorey joined Quixote Corporation in 1985, and served as its chief financial officer from 1995 until February 2010. From March 2010 until he joined the company, Mr. Gorey was an independent financial consultant. Mr. Gorey also serves on the board of directors of American Roller Company, a privately-held manufacturer of industrial rollers. Mr. Gorey earned a Bachelor of Science degree in Accounting from the University of Illinois and is a certified public accountant.

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

Our board of directors believes that Mr. Greenawalt should serve as a director because of his experience on the board of directors of another public company, which our board of directors believes will be beneficial to us as we move forward as a public company, as well as Mr. Greenawalt’s relevant business experience and his extensive financial expertise, which he has acquired through his years of experience in the banking industry.

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

Our board of directors believes that Mr. Landini should serve as a director because of his significant knowledge of our industry, his prior experience with our business and his financial expertise, which will be important as our board of directors exercises its oversight responsibility regarding the quality and integrity of our accounting and financial reporting processes and the auditing of our financial statements.

Jay Hansen has served as a director since 2011. Mr. Hansen is the co-founder of O2 Investment Partners, LLC, a private equity investment group focusing on small and middle market manufacturing, niche distribution, select service and technology businesses, and has served as the President of O2 Investment Partners, LLC since 2010. Prior to forming O2 Investment Partners, LLC, Mr. Hansen provided consulting services in the financial and manufacturing industries. From May 2003 through February 2006, Mr. Hansen served as the Vice President and Chief Financial Officer, and in 2006 he served as the Chief Operating Officer, of Noble International, Ltd., a publicly traded supplier of automotive parts, component assemblies and value-added services to the automotive industry. Mr. Hansen holds a Bachelor of Science degree in Economics from the Wharton School at the University of Pennsylvania. Since 2005, Mr. Hansen has served as a member of the board of directors, and as the chairman of the audit committee thereof, of Flagstar Bancorp, a publicly held savings and loan holding company.

Our board of directors believes that Mr. Hansen should serve as a director because of his experience on the board of directors of another public company, which our board of directors believes will be beneficial to us as we move forward as a public company, as well as Mr. Hansen’s significant knowledge of our industry and relevant business experience.

Mary Vogt has served as a director since 2011. Ms. Vogt has served as the President of Home Access Health Corporation, a medical device manufacturer and specialty laboratory serving the disease management, wellness, managed care and consumer markets with its suite of laboratory self-testing products, since 2008, and served as the Chief Financial Officer of Home Access from 2003 to 2008. From 1999 to 2003, Ms. Vogt served as an independent consultant assisting businesses in the manufacturing and e-commerce industries. Ms. Vogt also served, from 1995 to 1998, as the worldwide director of internal audit for the Leo Burnett Company, a full-service, multi-national advertising and marketing firm, and, from 1992 to 1995, as the Treasurer for Harley-Davidson Financial Services, a subsidiary of Harley-Davidson, Inc. and provider of wholesale and retail financing and insurance and insurance-related programs primarily to Harley-Davidson dealers and their retail customers. Ms. Vogt holds a degree in Economics and Management from Albion College.

Our board of directors believes that Ms. Vogt should serve as a director because of her relevant business experience and knowledge of our industry, as well as her financial expertise, which will be important as our board of directors exercises its oversight responsibility regarding the quality and integrity of our accounting and financial reporting processes and the auditing of our financial statements.

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

•

Code of Ethics. Our Code of Ethics for Principal and Senior Financial Officers articulates standards of business and professional ethics applicable to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President of Finance and all other senior financial officers of our company. This Code functions as our “code of ethics for senior financial officers” under Section 406 of the Sarbanes-Oxley Act of 2002 and our “code of ethics” within the meaning of Item 406 of Regulation S-K.

The full text of the Corporate Governance Guidelines, Audit Committee Charter and our Code of Ethics are all available in full text on our website at www.psiengines.com in the (“Corporate Governance”) section. We will describe on our website any amendments to or waivers from provisions of our Code of Ethics.

Item 11.	Executive Compensation.

Power Solutions International, Inc. (f/k/a Format, Inc.)

The table below summarizes the compensation earned for the fiscal years indicated for services rendered to our company, in all capacities, by (i) our Chairman of the Board, Chief Executive Officer and President, and (ii) our four other executive officers as of the end of our last fiscal year (collectively, the “named executive officers”).

Executive Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Gary Winemaster	2012	$540,000	$—	$—	$54,805	$594,805
Chairman of the Board, Chief Executive Officer and	2011	500,000	—	—	52,407	552,407
President	2010	500,000	—	—	37,655	537,655
Eric Cohen Chief Operating Officer	2012	350,000	262,500	1,800,000	—	2,412,500	(1)
Daniel Gorey	2012	199,375	75,000	—	—	350,000	(2)
Chief Financial Officer
Thomas Somodi	2012	500,000	—	—	—	500,000	(3)
Chief Strategy Officer	2011	500,000	—	—	29,319	529,319
	2010	500,000	—	—	41,897	541,897
Kenneth Winemaster	2012	272,500	—	—	35,233	307,733
Senior Vice President and	2011	250,000	—	—	35,102	285,102
Secretary	2010	250,000	—	—	40,250	290,250

(1)	Reflects Mr. Cohen’s 2012 compensation from April 9, 2012, the date he was appointed by the Board of Directors to the position of Chief Operating Officer.
(2)	Daniel Gorey was appointed to the position of Chief Financial Officer by the Board of Directors on April 9, 2012. His compensation for 2012 reflects compensation for his service as Chief Financial Officer from April 9, 2012 until December 31, 2012.
(3)	Thomas Somodi became Chief Strategy Officer of the company on April 9, 2012. Mr. Somodi’s compensation for 2012 reflects his positions as Chief Operating Officer and Chief Financial Officer until April 9, 2012 and his position as Chief Strategy Officer from April 9, 2012 until December 31, 2012. Mr. Somodi retired from the company effective January 1, 2013.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Eric A. Cohen	June 6, 2012(1)	N/A	(2)	N/A	N/A	N/A	$3.31

(1)	The SAR granted to Mr. Cohen will vest and become exercisable ratably on each of the first three anniversaries of the grant date. However, the SAR will not become exercisable until the date that is the last of seven valuation dates (as defined within the SAR award agreement) within any period of ten of fewer consecutive valuation dates that commence after May 30, 2012, and prior to May 30, 2022, on each of which the market value per share of the company’s common stock is at least $22.07.
(2)	Mr. Cohen will receive, upon any exercise, a number of shares of the company’s common stock equal to (i) the number of shares for which the SAR is being exercised multiplied by the value of one share of the company’s common stock on the date of exercise, (ii) less the number of shares for which the SAR is being exercised multiplied by $22.07, (iii) divided by the value of one share of the company’s common stock on the date of exercise. The exercised SAR is to be settled only in whole shares of the company’s common stock, and the value of any fractional share of the company’s common stock will be forfeited.

Employment Agreements

In addition to the employment agreement entered into with Mr. Somodi at the closing of the reverse recapitalization described below, we have also entered into an employment agreement with Mr. Cohen, Chief Operating Officer of the Company.

Mr. Somodi entered into an employment agreement with The W Group, dated as of April 16, 2005, which employment agreement was amended pursuant to the amendment to the employment agreement, dated as of January 1, 2008. Mr. Somodi’s employment agreement, as amended, provided for a minimum annual base salary of $500,000, discretionary bonus payments by The W Group as deemed appropriate by The W Group and life insurance premiums. Pursuant to the amendment to the employment agreement, in The W Group’s fiscal year ended December 31, 2008, Mr. Somodi was awarded a cash bonus of $92,555, representing 25% of the prepaid interest savings resulting from the termination of The W Group’s credit facilities then in effect with Bank of America. The term of Mr. Somodi’s employment agreement commenced in April 2005 and expired in April 2010.

We entered into a new employment agreement with Mr. Somodi, dated April 29, 2011 and effective as of January 1, 2011. This employment agreement expired on December 31, 2012, and provided for an annual base salary of $500,000 in each of calendar years 2011 and 2012. Pursuant to the employment agreement, Mr. Somodi was further (1) eligible for a bonus for each of calendar years 2011 and 2012, as determined in the discretion of our board of directors, and (2) eligible for equity compensation under any equity plan established and maintained by us. Mr. Somodi announced his retirement which became effective January 1, 2013.

Mr. Somodi’s employment agreement provided that if Mr. Somodi’s employment was terminated during the term of his employment agreement, then under his employment agreement, Mr. Somodi would have received the compensation described below. If Mr. Somodi violated the employment agreement’s restrictions on competing with us or soliciting our employees, customers or suppliers, we would have had the right to terminate payment or provision of the compensation described below and we would have been entitled to reimbursement of any of these amounts that we had paid prior to such violation. If prior to the expiration of the term of the employment agreement we had terminated Mr. Somodi without Cause (as defined in the employment agreement and described below) and Mr. Somodi had executed a general release, then Mr. Somodi would have been entitled to receive the remainder of his base salary he would have received if he had remained employed through and including December 31, 2012. If prior to the end of the term of the employment agreement, Mr. Somodi’s employment had been terminated for Cause, Mr. Somodi would not have been entitled to any compensation or other benefits, other than eligibility, to the extent permissible, for continued coverage under our health benefit plans. If Mr. Somodi’s employment with us had been terminated, to the extent permissible, Mr. Somodi would have been eligible for continued coverage under our health benefit plans, provided that Mr. Somodi reimbursed us for the cost of any such continued coverage.

For purposes of Mr. Somodi’s employment agreement, “Cause” meant a conviction by him of a felony, his gross negligence, willful misconduct or unlawful conduct which resulted in significant financial loss or liability to us, his disability, his liquidation or other transfer of an aggregate of more than 50% of any shares of our common stock Mr. Somodi received from Gary Winemaster pursuant to the purchase and sale agreement entered into between Mr. Somodi and Mr. Winemaster, his breach of any of the provisions in the employment agreement regarding confidentiality and restrictions on competing with us or soliciting our employees, customers or suppliers, and other customary events specifically set forth in the employment agreement.

Mr. Cohen entered into an employment agreement with us dated June 6, 2012. The employment agreement expires on April 1, 2016; however, it automatically renews for an additional one-year period unless either the company or Mr. Cohen notifies the other party in writing of the intention not to renew the employment agreement by no later than January 2, 2016. The employment agreement provides for an annual base salary of $350,000, subject to increase from time to time, and a discretionary annual bonus, to be paid at the discretion of the Board of Directors of the company. In addition, as contemplated by the employment agreement Mr. Cohen was granted a stock appreciation right pursuant to the 2012 Plan whereby Mr. Cohen has the right to receive, when exercised, in accordance with the terms and conditions of the agreement pursuant to which the stock appreciation right was granted, 543,872 shares of common stock of the company, par value $0.001 per share, with a strike price of $22.07.

In the event that Mr. Cohen’s employment is terminated by us without Cause (as defined in the employment agreement and similar to the definition provided above) during the employment term, he will be entitled to receive, among other things, (i) continued payments of his base salary for 12 months and (ii) an amount equal to the annual bonus earned by Mr. Cohen in the prior period, pro-rated for the number of calendar days of the current period during which Mr. Cohen was employed by the company or its subsidiaries. The employment agreement also restricts Mr. Cohen from competing with the company during the term of the agreement and for 18 months after termination of his employment with the company, and restricts Mr. Cohen from soliciting our customers or employees during the term of the agreement and for 24 months after termination of his employment with us.

Potential Payments Upon Termination or Change-in-Control

Prior to the reverse recapitalization, The W Group paid premiums for life insurance policies on the lives of each of Messrs. Somodi, Gary Winemaster and Kenneth Winemaster. However, no amounts are presented below for any of our executive officers other than Thomas Somodi, as Gary Winemaster and Kenneth Winemaster have historically funded premiums for such life insurance policies out of their respective base salaries. Further, pursuant to our employment agreement with Mr. Somodi entered into in connection with the closing of the reverse recapitalization, Mr. Somodi was entitled to certain payments upon termination of his employment. See “— Employment Agreements” above for a description of payments to which Mr. Somodi was entitled pursuant to his employment agreement. Finally, pursuant to our employment agreement with Eric Cohen entered into on June 6, 2012, Mr. Cohen is entitled to certain payments upon termination of his employment. See “— Employment Agreements” above for a description of the payments to which Mr. Cohen is entitled pursuant to his employment agreement. Other than these arrangements, we currently do not have any compensatory plans or arrangements that provide for any payments or benefits upon the resignation, retirement or any other termination of any of our current executive officers, as the result of a change in control, or from a change in any executive officer’s responsibilities following a change in control.

The table below provides a quantitative analysis of the amount of compensation payable to each of Messrs. Cohen and Somodi in each situation involving a termination of employment, assuming that each had occurred as of December 31, 2012.

Fiscal 2012 Payments Upon Termination or Change in Control

Name and Benefit (1)	Termination w/o Cause (2)	Termination with Cause (3)
Thomas Somodi
	$500,000	—
Eric Cohen
	$350,000	$—

Total	$850,000	$—

(1)	Benefit equates to the base salary of the respective employee.
(2)	All amounts presented were determined in accordance with the employment agreements of Mr. Somodi and Mr. Cohen and assume that Mr. Somodi or Mr. Cohen, as applicable, executed and delivered a general release in favor of us.
(3)	In the event Messrs. Cohen’s or Somodi’s employment was terminated for “Cause,” we would have no further obligations with respect to Messrs. Cohen’s or Somodi’s employment (except for the payment of any base salary accrued through the date on which Mr. Cohen’s or Mr. Somodi’s employment was terminated).

Director Compensation

During fiscal 2012, no directors who were employees of our company were entitled to receive any compensation for serving as members of our board of directors, other than an annual retainer. In 2012, we adopted a new program for director compensation which entitles each non-employee director to receive an annual retainer of $30,000 for their service on the board of directors. In addition, pursuant to our 2012 Plan, equity awards may be granted to our non-employee directors under such plan. Pursuant to these new compensation policies, we will not pay additional compensation to our executive officers for their services as directors. The table below summarizes the compensation earned by each non-employee director for service on our board of directors for the last fiscal year.

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
H. Samuel Greenawalt	$17,275	—	—	—	—	12,725	(1)	$30,000
Kenneth Landini	$30,000	—	—	—	—	—		$30,000
Jay Hansen	$30,000	—	—	—	—	—		$30,000
Mary Vogt	$30,000	—	—	—	—	—		$30,000

(1)	This amount consists of expenses related to use of an automobile for H. Samuel Greenawalt, including car payments and insurance premiums.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2013, by the following individuals or groups: (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of the named executive officers, and (4) all of our directors and executive officers as a group.

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

As of February 28, 2013, 9,121,204 shares of our common stock were issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Class
Gary Winemaster	4,435,500		48.63%
Thomas Somodi	—	(2)	—	(2)
Eric Cohen	—		—
Dan Gorey	—		—
Kenneth Winemaster	2,748,045		30.13%
Kenneth Landini	23,168		*
H. Samuel Greenawalt	6,500		*
Jay Hansen	—		—
Mary Vogt	—		—
Austin W. Marxe and David M. Greenhouse (3)	764,757	(4)	8.38	% (4)
All directors and executive officers as a group (8 persons)	7,213,213		79.08%

*	Denotes beneficial ownership of less than one percent
(1)	Unless otherwise indicated, the address of each person or entity is c/o Power Solutions International, Inc., 201 Mittel Drive, Wood Dale, IL 60191.
(2)	Does not include the aggregate of up to 337,590 shares of our common stock which Gary Winemaster may be required to transfer from shares he owns to Mr. Somodi upon our achievement of certain values per share of our common stock milestones set forth in the purchase and sale agreement between Mr. Somodi and Mr. Winemaster. For additional detail regarding the purchase and sale agreement between Mr. Somodi and Mr. Winemaster, please see “Certain Relationships and Related Party Transactions — Purchase and Sale Transaction” below under Item 13.
(3)	MGP Advisers Limited Partnership (“MGP”) is the general partner of the Special Situations Fund III QP, L.P. (“SSF III”). AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. (“SSF Cayman”) and the investment adviser to SSF III and the Special Situations Private Equity Fund, L.P. (“SSF PE”). Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above. The address for Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.
(4)	Includes (i) 204,167 shares of our common stock issuable upon exercise of warrants held by SSF III, (ii) 58,333 shares of our common stock issuable upon exercise of warrants held by SSF Cayman and (iii) 29,167 shares of our common stock issuable upon exercise of warrants held by SSF PE.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our officers and directors and persons who own greater than 10% our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that, other than an inadvertent late filing with respect to 3,500 shares sold by Gary Winemaster pursuant to his 10b5-1 plan with Merrill Lynch Pierce, Fenner & Smith Incorporated, all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with on a timely basis during our fiscal year ended December 31, 2012.

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

Reverse Recapitalization Transaction

On April 29, 2011, The W Group completed the reverse recapitalization transaction with Format (which was renamed Power Solutions International, Inc.), in which PSI Merger Sub, Inc., newly-created as a wholly-owned subsidiary of Format, merged with and into The W Group, and The W Group remained as the surviving corporation of the merger. As a result, The W Group became a wholly-owned subsidiary of Power Solutions International, Inc. The reverse recapitalization transaction was consummated under Delaware corporate law pursuant to an agreement and plan of merger, dated as of April 29, 2011. All of the outstanding shares of common stock of The W Group held by the three stockholders of The W Group (Gary Winemaster, Kenneth Winemaster and Thomas Somodi, then serving as our Chief Executive Officer, President and Chairman of the Board, our Senior Vice President and Secretary and our Chief Operating Officer and Chief Financial Officer, respectively) at the closing of the reverse recapitalization transaction converted into, and Power Solutions International, Inc. issued to the three stockholders of The W Group, an aggregate of 10,000,000 shares of our common stock and 95,960.90289 shares of preferred stock (5,500,000 shares of common stock and 52,778.49712 shares of preferred stock for Gary Winemaster, 3,500,000 shares of common stock and 33,586.31575 shares of preferred stock for Kenneth Winemaster and 1,000,000 shares of common stock and 9,596.09002 shares of preferred stock for Thomas Somodi). These shares collectively represented a substantial majority of the shares of common stock and shares of preferred stock outstanding immediately following the consummation of the reverse recapitalization transaction.

Additionally, following the closing of the reverse recapitalization, on May 2, 2011, each of Gary Winemaster and Kenneth Winemaster transferred 295.008 shares of preferred stock (representing an aggregate of 590.016 shares of preferred stock) as a gift to Kenneth Landini, a member of our board of directors. These 590.016 shares of preferred stock converted into an aggregate of 49,168 shares of our common stock upon the consummation of the reverse split. Pursuant to various transactions between August 22, 2012 and December 12, 2012, including a private sale to H. Samuel Greenawalt, several open market purchases and sales made under a 10b5-1 plan, Mr. Landini sold 26,000 shares of common stock.

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

Purchase and Sale Transaction

The W Group and Thomas Somodi, who previously served as its Chief Operating Officer and Chief Financial Officer, previously entered into (1) a subscription agreement, dated as of April 16, 2005, as amended by the amendment to subscription agreement, effective as of January 1, 2008, and (2) an employment agreement, dated as of April 16, 2005, as amended by the amendment to employment agreement, effective as of January 1, 2008. See “Executive Compensation — Employment Agreements” for a description of this employment agreement between Mr. Somodi and The W Group. Pursuant to the subscription agreement entered into with Mr. Somodi, Mr. Somodi acquired shares of common stock of The W Group, which represented 10% of the issued and outstanding shares of common stock of The W Group as of the date of such agreement and immediately prior to the closing of the reverse recapitalization, and the subscription agreement provided that, upon any issuance or change in the structure of capital stock, The W Group would make an equitable adjustment to the shares held by Mr. Somodi so that Mr. Somodi would maintain an interest equal to 10% of the fully-diluted capital stock of The W Group. The subscription agreement further provided (1) Mr. Somodi with the right to require The W Group to purchase his shares, and (2) The W Group with the right to require Mr. Somodi to sell his shares to The W Group, upon The W Group’s achievement of certain thresholds relating to the valuation of The W Group. Also, pursuant to the subscription agreement, Mr. Somodi agreed to sell his shares, if requested by The W Group, to a third party in connection with a sale of The W Group.

Pursuant to the purchase and sale agreement between Gary Winemaster and Thomas Somodi, entered into on April 28, 2011 and effective on the closing of the reverse recapitalization, Gary Winemaster agreed to purchase from Mr. Somodi, and Mr. Somodi agreed to sell to Mr. Winemaster, 1,000,000 shares of our common stock and 9,596.09002 shares of preferred stock (which converted into an aggregate of 830,925 shares of our common stock upon the consummation of the reverse split), representing all of the shares of our common stock and the preferred stock acquired by Mr. Somodi in the reverse recapitalization, at an initial closing to occur within 150 days (changed from 90 days and subsequently from 120 days pursuant to letters exchanged between Messrs. Winemaster and Somodi) following the closing of the reverse recapitalization, in exchange for (1) a cash payment equal to $2,500,000, payable at such initial closing, (2) an additional cash payment equal to $1,750,000, payable after the earlier of the hiring by us of a new Chief Financial Officer and April 29, 2013, two years after the closing of the reverse recapitalization (provided that Mr. Winemaster agreed to make such payment in no event later than the later of 60 days after such earlier date and eight months following the closing of the reverse recapitalization), and (3) Mr. Winemaster’s agreement to transfer to Mr. Somodi shares of our common stock, or cash payment in lieu thereof, upon our achievement of certain market value per share of common stock milestones.

Prior to the closing of the reverse recapitalization, and in connection with Mr. Winemaster and Mr. Somodi entering into the purchase and sale agreement, (i) on April 28, 2011, The W Group and Mr. Somodi entered into a termination agreement, pursuant to which each of Mr. Somodi’s employment agreement with The W Group

(the term of which expired in April 2010) and the subscription agreement between the W Group and Mr. Somodi, were terminated effective upon the closing of the reverse recapitalization; and (ii) on April 29, 2011, we entered into a new employment agreement with Mr. Somodi, which sets forth the terms of Mr. Somodi’s employment with us. See “Executive Compensation — Employment Agreements” for a description of the employment agreement with Mr. Somodi.

On October 31, 2011, Messrs. Winemaster and Somodi entered into an amendment to the purchase and sale agreement to amend the terms of the purchase and sale agreement to provide that Mr. Winemaster would purchase the 830,925 shares of our common stock then held by Mr. Somodi at an initial closing upon delivery by Mr. Winemaster of $4.25 million, by delivery of a full-recourse promissory note therefore, and modify the terms upon which Mr. Winemaster is required to transfer shares of our common stock to Mr. Somodi upon our achievement of certain value per share of our common stock milestones set forth in the purchase and sale agreement as follows: (A) an aggregate of 112,530 shares of our common stock within 90 days of such time as the value per share of our common stock (determined as provided in the purchase and sale agreement, as amended) is at least $22.2162; (B) an additional aggregate of 135,036 shares of our common stock within 90 days of such time as the value per share of our common stock (determined as provided in the purchase and sale agreement, as amended) is at least $27.7717; and (C) an additional aggregate of 90,024 shares of our common stock within 90 days of such time as the value per share of our common stock (determined as provided in the purchase and sale agreement, as amended) is at least $33.3244. Pursuant to the terms of the purchase and sale agreement, as amended, Mr. Winemaster continues to have the right to elect to make a payment to Mr. Somodi equal to the then-value of the shares Mr. Winemaster would otherwise be required to deliver pursuant to the foregoing provisions, and Mr. Winemaster’s obligations will still expire if we have not achieved the applicable value per share of our common stock milestones by April 29, 2016. All share and per share numbers in the foregoing provisions are subject to adjustment for stock splits, stock dividends, stock combinations and similar events.

Messrs. Winemaster and Somodi consummated the sale of the 830,925 shares of our common stock from Mr. Somodi to Mr. Winemaster pursuant to the terms of the purchase and sale agreement, as amended, on October 31, 2011, and, thereafter on October 31, 2011, pursuant to the terms of a purchase agreement between us and Mr. Winemaster, we purchased the 830,925 shares of our common stock from Mr. Winemaster in exchange for delivery by us to Mr. Winemaster of $4.25 million by wire of immediately available funds, representing a price per share of $5.11. The promissory note delivered by Mr. Winemaster to Mr. Somodi in exchange for the shares at the closing of the transactions contemplated by the purchase and sale agreement, as amended, was paid in full by Mr. Winemaster on October 31, 2011. Promptly following the purchase of the shares by us from Mr. Winemaster pursuant to the terms of the purchase agreement, the shares were returned to our treasury as authorized and issued, but not outstanding, shares of our common stock.

On October 31, 2011, we borrowed an aggregate of $4.25 million through a draw on our $35.0 million revolving line of credit (the maximum amount of which was increased to $50.0 million through an amendment of the loan and security agreement on March 20, 2012), pursuant to our loan and security agreement with certain lenders and BMO Harris Bank N.A. (formerly Harris N.A), to facilitate our purchase of the 830,925 shares of our common stock from Mr. Winemaster pursuant to the terms of the purchase agreement. In connection therewith, concurrently with our entry into, and consummation of the transactions contemplated by, the purchase agreement, BMO Harris Bank N.A. consented to our purchase of, and the use by us of the proceeds from our $4.25 million draw on the revolving line of credit to purchase the shares from Mr. Winemaster pursuant to the terms of the purchase agreement. At the date of the transaction and prior to the amendment of our loan and security agreement with BMO Harris Bank N.A., borrowings under our revolving line of credit bore interest at BMO Harris Bank N.A.’s prime rate (3.25% at December 31, 2011) plus an applicable margin ranging from 0% to 0.50% or, at our option, a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%. The amended loan and security agreement and other of its terms are described in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources — Credit agreement.” Upon consummation of the transactions contemplated by the purchase agreement on October 31, 2011, our outstanding balance and remaining availability on our revolving line of credit were $23.5 million and $11.5 million, respectively.

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

Other Transactions with Our Company and/or The W Group

The W Group engaged (and we continue to engage) Landini, Reed & Dawson, a certified public accounting and consulting firm, to prepare tax returns and to provide other tax advice and consultation services, including in respect of the reverse recapitalization, the private placement and related transactions. Kenneth Landini, who was a director of The W Group prior to the consummation of the reverse recapitalization and is a member of our board of directors, is a partner and co-founder of Landini, Reed & Dawson, P.C. During The W Group’s fiscal year ended December 31, 2010 (“fiscal 2010”) and our fiscal year ended December 31, 2011 (“fiscal 2011”), Landini, Reed & Dawson, P.C. charged $123,223 and $156,481, respectively, for its services provided to our company and The W Group during such periods. During fiscal year ended December 31, 2012 (“fiscal 2012”), Landini, Reed & Dawson, P.C. charged $124,866, for its services provided to our company. It is expected that Landini, Reed & Dawson, P.C. will continue to provide such services going forward, and that the amounts paid in our fiscal year ending December 31, 2013 (“fiscal 2013”) will be consistent with the amounts paid in fiscal 2012.

For each of fiscal 2012 and fiscal 2011, William Winemaster (the father of Gary Winemaster and Kenneth Winemaster, our Chairman of the Board, Chief Executive Officer and President and our Senior Vice President and Secretary, respectively), serving as an employee performing consulting and advisory type services for The W Group and its subsidiaries, received (1) annual salaries of $148,084, for both years, (2) payments for automobiles and related auto insurance premiums equal to $12,539 and $7,876, respectively, and (3) payments related to mobile telephone service equal to $1,560 and $1,616, respectively. It is anticipated that William Winemaster will continue to serve as an employee of The W Group performing consulting and advisory type services going forward, and that Mr. Winemaster’s compensation for fiscal 2013 will be consistent with his compensation for such services in fiscal 2012.

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

Private Placement

On April 29, 2011, we entered into a purchase agreement with 29 accredited investors to consummate the private placement. In the private placement, Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P. and Special Situations Private Equity Fund, L.P. (collectively, the “SSF Funds”) purchased a total of 7,000 shares of our preferred stock and related warrants, which represented beneficial ownership of approximately 6.14% of our preferred stock and 17.87% of our common stock (and approximately 39% of the preferred stock issued in the private placement) prior to the consummation of the migratory merger (including the reverse split of our common stock effected thereby), giving effect to the limitations on conversion of our preferred stock. As of February 28, 2013, the SSF Funds held 473,090 shares of our common stock and warrants to purchase 291,667 shares of our common stock, representing beneficial ownership of approximately 8.34% of our common stock. MGP Advisers Limited Partnership (“MGP”) is the general partner of the Special Situations Fund III QP, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. and the investment adviser to Special Situations Fund III QP, L.P. and the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the SSF Funds.

In the private placement, Park West Investors Master Fund, Limited and Park West Partners International, Limited (collectively, the “Park West Funds”) purchased a total of 3,000 shares of our preferred stock and related warrants, which represented beneficial ownership of approximately 2.63% of our preferred stock and 8.53% of our common stock (and approximately 17% of the preferred stock issued in the private placement) prior to the consummation of the migratory merger (including the reverse split of our common stock effected thereby). As of February 28, 2013, the Park West Funds held warrants to purchase 125,000 shares of our common stock, representing beneficial ownership of approximately 1.37% of our common stock. Peter S. Park is the sole member and manager of Park West Asset Management LLC, the investment manager of Park West Investors Master Fund, Limited and Park West Partners International, Limited, and Mr. Park and Park West Asset Management LLC have voting and dispositive control over the securities held by the Park West Funds.

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

Composition of the Board of Directors and Director Independence

Pursuant to the purchase agreement for the private placement, we agreed to take action such that, no later than 180 days following the closing of the private placement, our board of directors would consist of five or greater directors, a majority of whom will constitute “independent directors” as defined by the marketplace rules of The NASDAQ Stock Market. While we are not presently subject to listing requirements of any national securities exchange, we have chosen to use the applicable independence requirements of The NASDAQ Stock Market to determine whether or not our directors and committee members are independent. Our board of directors has determined that Mr. H. Samuel Greenawalt, Mr. Jay Hansen and Ms. Mary Vogt are each a non-employee director who meets the applicable independence requirements for directors of The NASDAQ Stock Market.

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

The current members of our Compensation Committee are H. Samuel Greenawalt, Jay Hansen and Mary Vogt. Mr. Hansen is the chairman of our Compensation Committee. We do not currently have a separately designated nominating committee. Our board has determined that each of H. Samuel Greenawalt, Jay Hansen and Mary Vogt meet the applicable independence requirements of The NASDAQ Stock Market for nominating committee members and compensation committee members, and has determined that Gary Winemaster and Kenneth Landini do not meet such standards.

In addition to the NASDAQ independence requirements, we also apply the independence guidelines set forth in our Corporate Governance Guidelines, which are available on our website at www.psiengines.com in the “Corporate Governance” Section and are substantially similar to the NASDAQ director independence requirements. Additionally, in the event our common stock becomes listed on a national securities exchange, the composition of our board of directors and our audit committee, our compensation committee, and any future nominating and corporate governance committee and any other committee of our board of directors, will be subject to the corporate governance provisions of such exchange, including rules relating to the independence of directors. Pursuant to the purchase agreement for the private placement, we have agreed to use our reasonable best efforts to list our common stock for trading on a national securities exchange as soon as reasonably practicable after we meet the initial quantitative listing standards of any such exchange. However, we cannot be certain that we will meet such initial listing standards or receive approval to list our common stock on any national securities exchange.

In evaluating the composition of our board of directors, we may consider such factors as diversity of backgrounds, experience and competencies that our board of directors desires to have represented. These competencies may include independence; adherence to ethical standards; the ability to exercise business judgment, industry knowledge and experience and/or other relevant business or professional experience and the ability to offer our management meaningful advice and guidance based on that experience; and ability to devote sufficient time and effort to serve as a director. We believe that each of the members of our board of directors possesses these qualities and has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and to our board of directors.

Item 14.	Principal Accounting Fees and Services.

INDEPENDENT AUDITOR FEES

On June 12, 2012, the board of directors replaced Deloitte & Touche LLP and their respective affiliates (collectively “Deloitte”) with McGladrey LLP (“McGladrey”) as its independent registered public accounting firm for the year ended December 31, 2012. As a result, certain accounting related fees were incurred by both Deloitte and McGladrey for their services during 2012 as provided below. The following table sets forth the aggregate fees incurred for professional services rendered by both Deloitte and McGladrey for the fiscal year ended December 31, 2012 (“fiscal 2012”), as well as fees incurred for professional services by Deloitte, our independent auditors for the fiscal year ended December 31, 2011 (“fiscal 2011”), respectively:

Description of Fees	December 31, 2012	December 31, 2011
Audit Fees	$224,317	$244,247
Audit-Related Fees	14,375	299,731
Tax Fees	—	—
All Other Fees	7,821	—

Total	$246,513	$543,978

Audit Fees. Consists of fees incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our quarterly reports.

Audit-Related Fees. Consists of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.” These fees for fiscal 2012 were incurred for professional services rendered in conjunction with the issuance of a consent and related services for registration statements we filed on Form S-8. These fees for fiscal 2011 were incurred for professional services rendered in conjunction with the issuance of a consent for registration statements we filed on Form S-1 and assistance in responding to Securities and Exchange Commission comment letters regarding our registration statement.

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

In accordance with its charter, the Audit Committee will approve in advance all audit and non-audit services to be provided by our independent auditors. In certain cases, the Chairman of the Audit Committee may be delegated the authority by the Audit Committee to pre-approve certain additional services, and such pre-approvals will be communicated to the full Audit Committee at its next meeting. Because the Audit Committee was not formed until January of 2012, audit services for fiscal 2011 were approved by our full board of directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

15(a) Consolidated Financial Statements and Schedules

The following financial statements are filed as a part of this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Power Solutions International, Inc.

We have audited the accompanying consolidated balance sheet of Power Solutions International, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Solutions International, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Power Solutions International, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 30, 2012

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(Dollar amounts in thousands, except per share amounts)	2012	2011
ASSETS
Current assets
Cash	$543	$—
Accounts receivable, net	37,480	29,523
Inventories, net	39,968	33,393
Prepaid expenses and other current assets	1,910	1,291
Deferred income taxes	2,176	1,814

Total current assets	82,077	66,021

Property, plant & equipment, net	7,145	3,611
Other noncurrent assets	1,543	1,451

TOTAL ASSETS	$90,765	$71,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,579	$27,574
Income taxes payable	1,074	564
Accrued liabilities	5,011	4,015
Revolving line of credit	—	19,666
Current maturities of long-term debt	—	23

Total current liabilities	32,664	51,842

LONG-TERM OBLIGATIONS
Revolving line of credit	30,942	—
Deferred income taxes	136	490
Long-term debt, net of current maturities	—	41
Private placement warrants	3,666	3,270
Other noncurrent liabilities	623	116

TOTAL LIABILITIES	68,031	55,759

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock — $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at December 31, 2012 and 2011.	—	—
Common stock — $0.001 par value. Authorized: 50,000,000 shares. Issued: 9,909,212 and 9,895,462 shares at December 31, 2012 and 2011, respectively. Outstanding: 9,078,287 and 9,064,537 shares at December 31, 2012 and 2011, respectively.	10	10
Additional paid-in-capital	10,862	10,154
Retained earnings	16,112	9,410
Treasury stock, at cost, 830,925 shares at December 31, 2012 and 2011.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	22,734	15,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,765	$71,083

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(Dollar amounts in thousands, except per share amounts)	2012	2011	2010
Net sales	$202,342	$154,969	$100,521
Cost of sales	168,425	128,541	83,894

Gross profit	33,917	26,428	16,627

Operating expenses:
Research & development and engineering	7,377	4,713	3,846
Selling and service	5,925	6,666	5,465
General and administrative	8,299	5,244	3,250

	21,601	16,623	12,561

Operating income	12,316	9,805	4,066

Other (income) expense:
Interest expense	1,023	1,340	2,131
Loss on debt extinguishment	—	485	—
Other (income) expense, net	448	1,146	—

	1,471	2,971	2,131

Income before income taxes	10,845	6,834	1,935
Income tax provision	4,143	2,773	366

Net income	$6,702	$4,061	$1,569

Undistributed earnings	$6,702	$4,061	$1,569

Undistributed earnings allocable to Series A convertible preferred shares	$—	$2,513	$1,510

Undistributed earnings allocable to common shares	$6,702	$1,548	$59

Weighted-average preferred shares outstanding
Basic	—	—	95,961
Diluted	—	—	95,961
Weighted-average common shares outstanding
Basic	9,068,846	3,512,534	312,500
Diluted	9,068,846	3,512,534	312,500
Undistributed earnings per share — basic
Series A convertible preferred shares	$—	$—	$15.74
Common shares	$0.74	$0.44	$0.19
Undistributed earnings per share — diluted
Series A convertible preferred shares	$—	$—	$15.74
Common shares	$0.74	$0.44	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)	Preferred stock	Common stock	Common stock warrant	Additional paid-in capital	Treasury stock	Retained earnings	Total stockholders’ equity
Balance at December 31, 2009	$—	$—	$—	$7	$—	$3,780	$3,787
Net income	—	—	—	—	—	1,569	1,569

Balance at December 31, 2010, as originally stated	—	10	—	(3)	—	5,349	5,356
1 for 32 reverse split	—	(10)	—	10	—	—	—

Balance at December 31, 2010, restated for the reverse split	—	—	—	7	—	5,349	5,356
Net income	—	—	—	—	—	4,061	4,061
Reverse recapitalization	(389)	—	—	9	—	—	(380)
Net proceeds from private placement	10,138	—	399	—	—	—	10,537
Conversion of preferred stock	(9,749)	10	—	9,739	—	—	—
Exercise of common stock warrant	—	—	(399)	399	—	—	—
Repurchase of common stock	—	—	—	—	(4,250)	—	(4,250)

Balance at December 31, 2011	—	10	—	10,154	(4,250)	9,410	15,324
Net income	—	—	—	—	—	6,702	6,702
Equity based compensation	—	—	—	478	—	—	478
Exercise of common stock warrants	—	—	—	230	—	—	230

Balance at December 31, 2012	$—	$10	$—	$10,862	$(4,250)	$16,112	$22,734

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(Dollar amounts in thousands)	2012	2011	2010
Cash flows from operating activities
Net income	$6,702	$4,061	$1,569
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,105	820	988
Deferred income taxes	(716)	(870)	(159)
Equity based compensation expense	478	—	—
Increase (decrease) in accounts receivable allowances	—	(249)	246
Increase in valuation of private placement warrants	448	382	—
Loss on disposal of assets	111	6	—
Loss on debt extinguishment	—	485	—
(Increase) decrease in operating assets:
Accounts receivable	(7,957)	(12,992)	12,012
Inventories	(6,575)	(1,225)	(1,001)
Prepaid expenses and other current assets	(619)	(410)	(533)
Other noncurrent assets	84	173	76
Increase (decrease) in operating liabilities:
Accounts payable	2,473	7,365	(9,255)
Accrued liabilities	924	1,609	463
Income taxes payable	510	(55)	(671)
Other noncurrent liabilities	91	(73)	189

Net cash (used in) provided by operating activities	(2,941)	(973)	3,924

Cash flows from investing activities
Purchases of property, plant, equipment and other assets	(3,890)	(1,557)	(541)
Increase in cash surrender value of life insurance	(8)	(13)	(42)

Net cash used in investing activities	(3,898)	(1,570)	(583)

Cash flows from financing activities
Increase (decrease) in cash overdraft	(3,780)	3,251	(120)
Advances from current revolving line of credit – post March 20, 2012 amendment	72,062	—	—
Repayments of current revolving line of credit – post March 20, 2012 amendment	(65,035)	—	—
Net change in revolving line of credit – prior to March 20, 2012 amendment	4,249	1,328	(776)
Proceeds from exercise of private placement warrants	178	—	—
Initial proceeds from borrowings under revolving line of credit	—	18,338	—
Repayment of prior revolving line of credit	—	(21,633)	—
Proceeds from long-term debt	—	43	95
Proceeds from issuance of preferred stock with warrants	—	18,000	—
Payments on long-term debt and capital lease obligations	(64)	(7,880)	(2,226)
Repurchase of common stock	—	(4,250)	—
Cash paid for transaction and financing fees	(228)	(4,654)	(314)

Net cash provided by (used in) in financing activities	7,382	2,543	(3,341)

Increase in cash	543	—	—
Cash at beginning of the year	—	—	—

Cash at end of the year	$543	$—	$—

Supplemental disclosures of cash flow information
Cash paid for interest	$912	$1,163	$1,899
Cash paid for income taxes	$4,353	$3,695	$1,196
Supplemental disclosures of noncash transactions
Unpaid property, plant, equipment and other assets	$928	$164	$—
Exercise of private placement warrants	$52	$—	$—
Dividends	$—	$224	$—
Common stock issued due to exercise of warrant	$—	$399	$—

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

Upon the closing of the Reverse Recapitalization, the Company succeeded to the business of The W Group, which is described below. In connection with the Reverse Recapitalization, effective April 29, 2011, Format changed its corporate name to Power Solutions International, Inc. Unless the context otherwise requires, the “Company” refers to The W Group prior to the closing of the Reverse Recapitalization on April 29, 2011, and Power Solutions International, as successor to the business of The W Group, following the closing of the Reverse Recapitalization.

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

Nature of business operations

The Company is a global producer and distributor of a broad range of high performance, certified low emission, power systems for original equipment manufacturers of off-highway industrial equipment (“industrial OEMs”). The Company’s customers include companies that are large, industry-leading and/or multinational organizations, and the Company is a sole source provider of alternative fuel power systems for most of its customers. The Company’s products and services are sold predominantly to customers throughout North America, as well as, to customers located throughout Asia and Europe. The Company operates as one business and geographic segment.

The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow the Company to provide to its customers power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine block integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company purchases engines from third party suppliers and has recently begun producing an internally-designed engine, both of which are then integrated into its power systems. Additionally, the Company is conducting research and development for the purpose of designing, developing and manufacturing other engines in-house. Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which the Company coordinates significant design efforts with third party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third party suppliers. Some of the key components (including all of the engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide to its customers a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel and non-certified power systems and aftermarket components.

Basis of presentation

The consolidated financial statements of Power Solutions International, Inc. present information in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and have been prepared pursuant to the rules and regulations of the SEC and in the opinion of management present fairly the consolidated financial position, results of operations and cash flows of the Company, The W Group and its wholly-owned subsidiaries for the periods presented, including retroactive restatement to reflect the 1-for-32 Reverse Split approved by the stockholders in their vote on the Migratory Merger and Reverse Split which were effective August 26, 2011 (and described below in Note 3, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger”), as required in accordance with SEC Staff Accounting Bulletin (SAB) Topic 4C Equity Accounts — Change in Capital Structure, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. Accordingly, the consolidated balance sheets presented herein reflect a reduction in the aggregate dollar value of common shares issued and outstanding, with a corresponding increase reflected in additional paid-in capital of approximately $10,000, as detailed in Note 13, “Stockholders’ equity.” Total authorized shares were unchanged by the Reverse Split. The consummation of the Migratory Merger and Reverse Split, effective on August 26, 2011, also triggered the automatic conversion of the shares of the Company’s preferred stock to the Company’s common stock. In accordance with ASC 260, the conversion of the Company’s preferred stock is presented prospectively from August 26, 2011, in the Company’s results as of and for the year ended December 31, 2011, resulting in a $9.7 million increase in additional paid in capital and elimination of the Series A Convertible Preferred Stock in the Company’s consolidated balance sheet as of December 31, 2011, also detailed in Note 13, “Stockholders’ equity.” Earnings per share is calculated based upon the weighted average shares which reflect the conversion of the preferred shares to shares of the Company’s common stock effective August 26, 2011, as restated for the Reverse Split.

Principles of consolidation

The consolidated financial statements include the accounts of The W Group, Inc., a wholly-owned subsidiary of Power Solutions International, Inc., and its wholly-owned subsidiaries, Power Production, Inc., Power Great Lakes, Inc., Power Solutions, Inc., Power Global Solutions, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., XISync, LLC, PSI International, LLC, and Power Properties, L.L.C. Collectively, these entities produce and distribute off-highway industrial engines and provide aftermarket support for the industrial engine market. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Revenue recognition

The Company recognizes revenue at the time title and risk of loss of inventory passes to the customer, which is typically upon shipment of goods. In certain cases, at the request and for the convenience of the customer, revenue is recognized upon billing for goods which are not immediately shipped, otherwise known as a “bill and hold” arrangement. In these cases, revenue is recognized under the same terms and conditions as any other sale, except that the products are held by the Company until the customer initiates the shipment of the product from the Company’s warehouses. Transfer of the title and risk of loss pass to the customer, and there are no future performance obligations, at the time the bill and hold sale is recognized. Any product that has been sold under a bill and hold arrangement is segregated from the Company’s owned inventory. As of December 31, 2010, the Company had $1,742,000 of undelivered product, of which $391,000 was unpaid, and such product was shipped and the unpaid balance collected during 2011. The Company did not enter into any bill and hold arrangements during 2011 or 2012.

The Company classifies shipping and handling charges billed to customers as revenue. Shipping and handling costs paid to others are classified as a component of cost of sales when incurred.

Inventories, net

Inventories consist primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in, as determined by specific serial number identification, or market value. Parts are valued at the lower of cost (first-in, first out) or market value. The Company writes down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory reserve is provided for based upon the Company’s estimation of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration including (i) customer purchase orders and customer forecasted demand; (ii) historical sales/usage for each inventory item; and (iii) utilization within a current or anticipated future power system.

The components of inventory as of December 31, were as follows:

	2012	2011
Raw materials	$36,006	$29,128
Finished goods	3,962	4,265

Total	$39,968	$33,393

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

The activity in the Company’s allowance for doubtful accounts as of December 31, was as follows:

	2012	2011
Balance at beginning of year	$140	$340
(Reduction of) charged to expense	(72)	69
(Write-offs), net of recoveries	2	(269)

Balance at end of year	$70	$140

Cash overdrafts

Prior to its March 20, 2012 amendment, the Company’s loan and security agreement with Harris N.A. (now known as BMO Harris Bank, N.A (“BMO Bank”)) (“Harris Agreement”), required that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company did not maintain cash on its consolidated balance sheet, but instead funded its operations through borrowings under its revolving line of credit. Under the Company’s previous cash management system, cash overdraft balances existed for the Company’s primary disbursement accounts and such cash overdraft balances are classified within accounts payable on the Company’s consolidated balance sheet. These overdrafts represent uncleared checks in excess of cash balances in the related bank accounts. As further described in Note 8, “Revolving line of credit,” the Harris Agreement was amended effective March 20, 2012 (the Harris Agreement, as so amended, the “Amended Agreement”), and among other changes, cash balances are no longer automatically swept by BMO Bank and applied against the revolving line of credit. Under ASC 470-10-45, Debt, the elimination of the automatic sweeping of the Company’s cash and application of such cash against the revolving line of credit resulted in a change in the presentation of the revolving line of credit from a current liability to a long-term obligation on the Company’s consolidated balance sheet. Accordingly, the Company has presented the revolving line of credit as a long-term obligation on its consolidated balance sheet subsequent to March 20, 2012, the effective date of the Amended Agreement.

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

The activity in the Company’s warranty accrual as of December 31, was as follows:

	2012	2011
Balance at beginning of year	$803	$277
Charged to expense	148	697
Payments	(261)	(171)

Balance at end of year	$690	$803

Private placement warrants

The Company’s private placement warrants are accounted for as a liability, in accordance with ASC 480-10-25-14, Distinguishing Liabilities from Equity. ASC 480-10-25-14 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. The effect of the change in value of the obligation is reflected as “Other (income) expense” in the Company’s consolidated statements of operations. See Note 7, “Fair value of financial instruments,” for detail describing the valuation approach for the Private Placement Warrants.

Research & development and engineering costs

The Company expenses research & development and engineering costs when incurred. Research & development costs classified within research & development and engineering expenses in the consolidated statements of operations, consist primarily of wages and materials related to engineering work and approximated $6.8 million, $4.0 million and $3.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Equity-based compensation

The Company accounts for equity-based compensation expense for awards granted to employees for service over the service period based on the grant date fair value. The Stock Appreciation Rights (“SAR”) granted is accounted for as equity, in accordance with ASC 718, Compensation — Stock Compensation.

Fair value of financial instruments

The Company’s financial instruments include accounts receivable, accounts payable, revolving line of credit, notes payable and private placement warrants. The carrying amounts of accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying value of the revolving line of credit and notes payable approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities. Based upon the Company’s current credit agreement with BMO Bank, using the Company’s balances and interest rates as of December 31, 2012, and holding other variables constant, a 10% increase in the interest rates for the next 12 month period charged by BMO Bank to the Company would have decreased the Company’s pre-tax earnings and cash flow by less than $100,000. The fair value of the private placement warrants is described below in Note 7, “Fair value of financial instruments.”

Self-funded insurance

The Company is self-insured for certain costs of its employee health insurance plan, although the Company obtains third-party insurance coverage to limit its exposure. The Company maintains a stop-loss insurance policy with individual and aggregate stop-loss coverage.

Related party transactions

During the years ended December 31, 2012, 2011 and 2010, the Company incurred fees for tax return and other consulting services with a professional services firm that is affiliated with a stockholder and member of the board of directors. Fees incurred during 2012, 2011 and 2010, were $ 125,000, $156,000 and $123,000, respectively.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2012 and 2011, the Company had not recorded a tax asset valuation allowance.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2012 and 2011, the Company had not recorded any tax benefit or tax liability for uncertain tax positions.

Concentrations

The Company maintains cash balances in various accounts at one financial institution in the Midwest. Interest-bearing accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution and per depositor. In addition, FDIC insurance on noninterest-bearing accounts is unlimited through December 31, 2012. At December 31, 2012 and 2011, the Company had no uninsured cash balances.

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

One customer (“Customer A”) individually accounted for more than 10% of the Company’s sales during one or more years from 2010 through 2012 and represented 16%, 15% and 19% of consolidated net sales in 2012, 2011, and 2010, respectively.

Three customers (“Customer A” referred to above, and “Customer B” and “Customer C”) individually accounted for more than 10% of consolidated accounts receivable at December 31, 2012. Two customers (“Customer A” referred to above, and “Customer C”) individually accounted for more than 10% of consolidated accounts receivable at December 31, 2011. At December 31, 2012 and 2011, Customer A represented 15% and 12% of consolidated accounts receivable, respectively. At December 31, 2012, Customer B represented 18% of consolidated accounts receivable. At December 31, 2012 and 2011, Customer C represented 11% and 13% of consolidated accounts receivable, respectively.

Two vendors (“Vendor A” and “Vendor B”) individually accounted for more than 10% of the Company’s purchases during one or more years from 2010 through 2012. Vendor A accounted for 30%, 37% and 31% of the Company’s purchases in 2012, 2011 and 2010, respectively. Vendor B accounted for 16% of the Company’s purchases in 2012 and 2010 and less than 10% of the Company’s purchases in 2011.

2. Recently issued accounting pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, including the FASB and the SEC, to determine the impact of new pronouncements on GAAP and the Company. There are no new accounting pronouncements that have been issued or adopted during the year ended December 31, 2012, that are expected to have a significant effect on the Company’s consolidated financial statements.

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

Concurrent with the closing of the Reverse Recapitalization, Power Solutions International, Inc. and The W Group entered into a purchase agreement (“Private Placement”) whereby Power Solutions International, Inc. completed the sale of an aggregate of 18,000 shares of PSI preferred stock together with warrants (“Private

Placement Warrants”) representing the right to purchase an aggregate of 24,000,007 shares of PSI common stock (share amount prior to the Reverse Split defined below), subject to certain limitations on exercise. The shares of PSI preferred stock issued in the Private Placement were initially convertible into an aggregate of 48,000,007 shares of PSI common stock (share amount prior to the Reverse Split defined below), subject to certain limitations. In consideration, Power Solutions International, Inc. and The W Group received proceeds of $18.0 million before transaction fees, costs and expenses of approximately $5.1 million in connection with the Reverse Recapitalization and Private Placement. During the year ended December 31, 2012, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 13,750 shares of the Company’s common stock.

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

The impact of the above transactions, the exercise of the Roth Warrant, and the partial exercise of the Private Placement Warrants, on the Company’s issued capital is further described in Note 13, “Stockholders’ equity.”

4. Earnings per share

The Company computes earnings per share by applying the guidance stated in ASC 260, Earnings per Share, to determine the net income available per share of its common stock. Earnings per share (“EPS”) was calculated using the two-class method until the conversion of the shares of the Company’s preferred stock to

Company common stock (as described above under Note 3, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger”), because the convertible preferred shares participated in any undistributed earnings with the common stockholders, specifically, on a one-to-one, as-if converted basis (without giving effect to the limitations on conversion of the preferred stock). Thus, under the two-class method, earnings allocated to preferred shares were based upon the proportion of the “as-if converted” preferred shares to the combined total of common shares, plus the “as-if converted” shares. Basic and diluted EPS under the two-class method were then calculated by dividing these earnings allocated to common shares by the weighted average of the actual common shares outstanding during the reporting period, after giving effect to the adjustment for the Reverse Split.

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

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the proceeds of warrant exercises, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. The Roth Warrant (until exercised), the Private Placement Warrants and the SAR were evaluated for their potentially dilutive effect using the treasury stock method. The Company’s average closing market price of the Company’s common stock for the year ended December 31, 2012 was $15.51 per share. Although the exercise price of the Private Placement Warrants is $13.00 per share, all of the remaining potentially issuable shares of common stock associated with the Private Placement Warrants were determined to be antidilutive due to warrant valuation expenses that are included in the consolidated statement of operating results, but such expenses are required to be excluded from operating results in the fully dilutive computation. Based on the average closing market price of $15.51 per share of the Company’s common stock noted above for the year ended December 31, 2012, and a strike price of $22.07 per share of the SAR granted (as well as certain vesting requirements) in connection with an incentive compensation plan, all potentially issuable shares of Company common stock associated with the SAR were excluded from the diluted EPS calculation. See Note 10, “2012 Incentive compensation plan,” for the details associated with the aforementioned SAR grant.

The Roth Warrant was cashlessly exercised in full on September 1, 2011, for an aggregate of 62,116 shares of common stock based upon the value of the Company’s common stock as determined pursuant to the Roth Warrant. During the year ended December 31, 2012, 13,750 shares of Company common stock were issued as a result of the partial exercise of the Private Placement Warrants. See Note 13, “Stockholders’ equity” for further detail of these transactions.

Due to the Company’s limited trading volume during the year ended December 31, 2011, the Company estimated the average fair value of its common shares using the estimated fair value derived in the periodic valuations of its Private Placement Warrants liability, as described in Note 7, “Fair value of financial instruments.” Based upon an average estimated fair value of $9.55 per share of the Company’s common stock for the year ended December 31, 2011, and an exercise price of $13.00 per share, all of the potentially issuable shares of common stock were excluded from the diluted EPS calculation.

5. Inventories

Inventories consist primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in, as determined by specific serial number identification, or market value. Parts are valued at the lower of cost (first-in, first-out) plus freight-in, or market value. When necessary, the Company writes down the value of its inventory in an amount equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions.

6. Property, plant and equipment, net

The components of property, plant and equipment as of December 31, were as follows:

	2012	2011
Land	$260	$260
Building and improvements	3,882	1,975
Office furniture and equipment	2,172	2,899
Tooling and equipment	5,505	3,775
Transportation equipment	223	223
Construction in progress	594	607

Property, plant and equipment, at cost	12,636	9,739
Accumulated depreciation	(5,491)	(6,128)

Property, plant and equipment, net	$7,145	$3,611

Property, plant and equipment are recorded at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the assets’ useful economic lives or the period from the date the assets are placed in service to the end of the lease term including renewal periods that are considered by the Company to be reasonably assured of being exercised. Depreciation expense totaled $1,074,000, $785,000, and $988,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Long-lived assets

Long-lived assets, such as property, plant and equipment and land, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no adjustments to the carrying value of long-lived assets during the years ended December 31, 2012 and 2011.

7. Fair value of financial instruments

As of December 31, 2012 and 2011, the Company measured its financial assets and liabilities under the amended ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of December 31, 2012 and 2011, the Company’s Private Placement Warrants were measured at fair value under ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification. See Note 3, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” for further details describing these warrants. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

As of December 31, 2012, the Company estimated the fair value of its Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the market value of the Company’s common stock, exercise price, risk-free interest rate, estimated price volatility, term, and dividend yield. The market value of the Company’s common stock was $16.18 per share, its closing price on December 31, 2012, the date of the valuation. The Black-Scholes method utilized the following assumptions: a remaining contractual term of 3.33 years, a volatility factor of 45% (representing the upper end of the range of implied volatility of publicly traded call options of benchmark companies), a risk-free interest rate of 0.42% and a zero dividend yield. The resulting warrant valuation as of December 31, 2012, was discounted by 15%, reflecting the fact that the Private Placement Warrants are not directly traded and are burdened by a lack of marketability. If all other assumptions are held constant, the recorded liability of the private placement warrants would increase or decrease by approximately $400,000 due to a 10% change in the enterprise value of the company based on the Black-Scholes option pricing model.

As of December 31, 2011, the fair value of the Private Placement Warrants was also estimated using the Black-Scholes option pricing model. However, due to the limited trading activity in the Company’s common stock and other attributes suggesting that the publicly traded stock pricing approach did not reflect a reasonably accurate estimate of the Company’s stock price, the fair value of the Company’s common stock was established through multiple valuation techniques, including (a) the income approach in the form of the discounted cash flow (“DCF”) method and (b) the market approach in the form of (i) the guideline public company method and (ii) the merger and acquisition method.

For the guideline public company method, the Company selected a group of publicly-traded companies that are similar in size, industry, growth stage, or business model. The valuation multiples considered for providing indicated values was the ratio of enterprise value to the last twelve months’ and estimated future earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and the ratio of the market value of equity (“MVE”) to the last twelve months’ and estimated future net income. Both enterprise value and MVE of each guideline public company were calculated based on closing stock prices as of the valuation date.

For the merger and acquisition method, the Company considered information available on three recent transactions involving acquisitions of companies that are similar in size, industry, or business model. The valuation multiples considered for providing indicated values were the ratio of enterprise value to the last twelve months’ EBITDA. The enterprise values of the acquired companies were calculated by adding the equity purchase price to the debt in place as set forth in each company’s balance sheet (net of cash acquired).

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

The resulting stock and warrant valuations as of December 31, 2011, were each discounted by 15%, reflecting an assessment of the trading activity of the Company common stock and the implied trading activity of the Private Placement Warrants. The suggested value from the Black-Scholes method reflected a fully marketable security that was not burdened by limited marketability; however, the Company’s common stock (and by extension the Private Placement Warrants) did not have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the Private Placement Warrants.

The following table summarizes fair value measurements by level as of December 31, 2012, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability			$3,666

The following table summarizes fair value measurements by level as of December 31, 2011, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability			$3,270

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument for the year ended December 31, 2012:

Balance at December 31, 2011	$3,270
Change in the value of private placement warrants liability	448
Change due to exercise of private placement warrants	(52)

Balance at December 31, 2012	$3,666

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument for the year ended December 31, 2011:

Balance at December 31, 2010	$—
Private placement warrants issued	2,888
Change in the value of private placement warrants	382

Balance at December 31, 2011	$3,270

Financial assets and liabilities not measured at fair value

As of December 31, 2012 and 2011, the Company’s revolving line of credit (including accrued interest recorded under accrued liabilities) and notes payable recorded on the consolidated balance sheets were carried at cost. The carrying value of the revolving line of credit and notes payable obligations approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit rating has not changed significantly since the origination of these financial liabilities. Under ASC Topic 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable.

8. Revolving line of credit

On April 29, 2011, in connection with the closing of the Reverse Recapitalization, The W Group and Power Solutions International, Inc. entered into a loan and security agreement with BMO Bank, as earlier defined in Note 1, “Description of the company and summary of significant accounting policies,” defined as the Harris Agreement, which replaced the existing loan and security agreement that The W Group had with its senior lender (“Prior Credit Agreement”) prior to the closing of the Reverse Recapitalization. Pursuant to the Harris Agreement, among other things, the maximum loan amount was reduced from the maximum loan amount under The W Group’s Prior Credit Agreement to reflect The W Group’s repayment in full of its two previously outstanding term loans under the Prior Credit Agreement, and the financial covenants under the Prior Credit Agreement were replaced with a new fixed charge coverage ratio covenant. Prior to its March 20, 2012 amendment, the Harris Agreement provided for borrowings up to $35.0 million under a revolving line of credit and was scheduled to mature on April 29, 2014. The Harris Agreement was collateralized by substantially all of the Company’s assets. The Company was also required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio and a limitation on annual capital expenditures. The Harris Agreement contained customary covenants and restrictions, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Harris Agreement required cash accounts to be held with BMO Bank. Historically, the Company’s financing arrangements, including the Harris Agreement required that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company did not maintain cash on its consolidated balance sheet, but instead funded its operations through borrowings under its revolving line of credit.

Under the Harris Agreement and prior to the amendment of the loan and security agreement on March 20, 2012: (a) the Company was a party to the Harris Agreement and pledged all of its shares of The W Group to BMO Bank as collateral for the revolving line of credit; (b) there were no term loans; (c) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) the Company had a limitation on annual capital expenditures; and (e) a fixed charge coverage ratio was included, except that this fixed charge coverage ratio under the Harris Agreement excluded certain historical debt service costs and certain other one-time expenses, both as defined in the Harris Agreement.

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

On November 8, 2012, the loan and security agreement with BMO Bank was amended (the Harris Agreement, as so amended, “Harris Amended Agreement II”). The Harris Amended Agreement II increased the Company’s thresholds for certain transactions, allowing the Company to: (i) make acquisitions up to an aggregate of $2.0 million (ii) enter into joint ventures up to an aggregate of $2.0 million, up from $500,000, and (iii) make annual capital expenditures up to $8.0 million, up from $4.0 million. These thresholds are subject to certain limitations as set forth in the Harris Amended Agreement II.

As of December 31, 2012, $5.9 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance of $25.0 million as of December 31, 2012, had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equated to an aggregate interest rate of 1.96%. The unused and available revolving line of credit balance was $19.1 million at December 31, 2012.

As of December 31, 2011, $4.7 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance of $15.0 million as of December 31, 2011, had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equated to an aggregate interest rate of 2.29%. The unused and available revolving line of credit balance was $15.3 million at December 31, 2011.

9. Leases

The Company leases certain buildings and transportation equipment under various noncancelable operating lease agreements that contain renewal provisions. Rent expense under these leases approximated $2.5 million, $1.7 million and $1.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The future minimum lease payments due under operating leases as of December 31, 2012, were as follows:

2013	$2,336
2014	2,150
2015	2,109
2016	2,072
2017	1,875
Thereafter	990

$11,532

10. 2012 Incentive compensation plan

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

The 2012 Plan is a broad-based plan which allows for a variety of different types of awards, including (but not limited to) non-qualified options, incentive stock options, SAR, restricted stock, deferred stock and performance units, to be made to the Company’s executive officers, employees, consultants and directors. The 2012 Plan is intended to assist the Company in attracting and retaining exceptionally qualified employees, consultants and directors to support the sustained progress, growth and profitability of the Company.

SAR Award Agreement

On June 6, 2012 (the “Grant Date”), the Compensation Committee of the Board of Directors approved, and the Company granted, a SAR to the Company’s Chief Operating Officer (“Grantee”) pursuant to the 2012 Plan and a Stock Appreciation Rights Award Agreement, dated as of the Grant Date. The SAR granted to the Grantee covers an aggregate of 543,872 shares of Company common stock and is exercisable only in whole shares at a price per share of $22.07.

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

The SAR granted is accounted for as equity, in accordance with ASC 718, Compensation — Stock Compensation. ASC 718-10-25-11 states options or similar instruments on shares shall be classified as liabilities if either the underlying shares are classified as liabilities or the entity can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets. The Company’s underlying shares are classified as equity and under the terms of the Stock Appreciation Rights Award Agreement, the Company must settle the exercised portion of the SAR in shares of the Company’s common stock. As such, the Company has accounted for the SAR as equity.

As of the grant date, the fair value of the SAR was estimated using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the fair value of the Company’s common stock, exercise price, risk-free interest rate, estimated price volatility, term and dividend yield.

Due to the limited trading activity in the Company’s common stock at the date of issuance of the SAR, the fair value of the Company’s common stock was established through multiple valuation techniques, including (a) the income approach in the form of the DCF method and (b) the market approach in the form of (i) the guideline public company method and (ii) the merger and acquisition method. See Note 7, “Fair value of financial instruments,” for further details describing such valuation techniques. The technique used in estimating equity associated solely with the SAR was the Option Pricing Method.

In addition to that described above, other assumptions used in the Black-Scholes method included the following as of June 6, 2012: an expected term of 6.0 years, a risk-free interest rate of 0.92%, an anticipated volatility factor of 55.0% and a zero dividend yield. The resulting valuation as of June 6, 2012, was discounted by 15% reflecting an assessment of the trading activity of the Company’s common stock (and by extension the SAR). The suggested value from the Black-Scholes method reflected a fully marketable security that was not burdened by limited marketability; however, at the time, the Company’s common stock (and by extension the SAR) did not have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the SAR. This approach was consistent with that utilized to value the Company’s Private Placement Warrants at that time. See Note 7, “Fair value of financial instruments,” for further details. The resulting fair value of the SAR granted during 2012 was $3.31 per underlying share.

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

ASC Topic 718, Compensation — Stock Compensation, was utilized in order to estimate the fair value of the SAR. The term fair value has been defined in Note 7, “Fair value of financial instruments.” ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award as of the grant date. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10-55-72 provides that, if vesting (or exercisability) of an award is based on satisfying both a market condition and a performance or service condition and it is probable that the performance or service condition will be satisfied, the initial estimate of the service period is the longest of the explicit, implicit or derived service period. The Company has computed compensation expense by applying the guidance stated in ASC 718, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method). Since, as noted above, the SAR granted by the Company includes both a market and service condition, the Company used the longest of the periods to define its requisite service period in each separately vesting portion or tranche. Thus, compensation expense for the first tranche was computed on a straight-line basis over the derived service period of 1.78 years. The second and third tranches were computed on a straight-line basis over the explicit service period.

For the year ended December 31, 2012, the Company recognized $0.5 million of expense for the SAR granted. As of December 31, 2012, there was $1.3 million of total unrecognized compensation cost related to the SAR granted under the 2012 Plan. The total cost of the SAR is expected to be recognized over an aggregate three-year period.

11. Defined contribution plan

The Company sponsors a retirement savings plan for employees meeting certain eligibility requirements. Participants may choose from various investment options and can contribute an amount of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Code limitations. The plan is funded by participant contributions and discretionary Company contributions. The Company made no discretionary contributions during 2012, 2011 or 2010.

12. Income taxes

The expense (benefit) for income taxes for the years ended December 31, was as follows:

	2012	2011	2010
Current tax expense
Federal	$3,806	$2,816	$418
State	1,053	827	107

	4,859	3,643	525

Deferred tax expense (benefit)
Federal	(542)	(809)	(112)
State	(174)	(61)	(47)

	(716)	(870)	(159)

Total tax expense	$4,143	$2,773	$366

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, was as follows:

	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$3,687	34.0%	$2,324	34.0%	$658	34.0%
State income tax, net of federal benefit	581	5.4	506	7.4	76	3.9
Non-deductible transaction expenses	—	—	259	3.8	—	—
Non-deductible private placement warrant expense	152	1.4	130	1.9	—	—
Domestic production activity	(221)	(2.0)	(216)	(3.1)	51	2.6
Research tax credits	(44)	(0.4)	(240)	(3.5)	(260)	(13.4)
Other, net	(12)	(0.2)	10	0.1	(159)	(8.2)

Income tax expense	$4,143	38.2%	$2,773	40.6%	$366	18.9%

Components of the net deferred tax asset or liability consisted of the following as of December 31:

	2012	2011
Allowances and bad debts	$184	$188
Accrued warranty	276	329
Accrued legal fees	—	124
Accrued wages and benefits	331	570
Inventory	862	484
Deferred revenue	512	81
Other	11	38

Total current deferred tax assets	2,176	1,814

Tax depreciation in excess of book	(371)	(490)
Stock compensation	192	—
Other	43	—

Total deferred tax liabilities	(136)	(490)

Net deferred tax assets	$2,040	$1,324

At December 31, 2012 and 2011, the Company did not record a deferred tax valuation allowance, as the Company believed it was more likely than not that earnings would be sufficient to realize the deferred tax assets. The Company has recorded no liability for uncertain tax positions. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012 and 2011, the Company had no amounts accrued for interest or penalties.

The Company files a consolidated income tax return in the U.S. federal jurisdiction and in various states. In the normal course of business, the Company is subject to examination by taxing authorities. The Company believes that it is no longer subject to federal and state income tax examinations for years prior to 2009.

The Company’s income tax expense for the year ended December 31, 2012, increased principally due to the higher taxable income realized in 2012 as compared with 2011. In addition, the Company’s income tax expense does not include the benefit of any federal research tax credits expected to be realized for the year ended December 31, 2012, because the enactment of the legislation providing the federal research tax credits for 2012 was not signed into law until January 2, 2013, and generally accepted accounting principles prohibit retroactive application of tax law changes. The federal research tax credit included in our 2011 federal income tax provision was $240,000. The Company generates research tax credits as a result of its research & development activities which reduce the Company’s effective income tax rate. In general, these credits are general business credits and may be carried forward up to 20 years to be offset against future taxable income.

The Company’s effective income tax rate for the year ended December 31, 2012, was 38.2% as compared with 40.6% for the prior year. The Company’s income tax rate for the year ended December 31, 2012 decreased due to a lower effective state rate as compared to 2011, which was principally attributable to estimated state tax credits. In addition, the 2011 estimated tax rate was adversely impacted by non-deductible expenses associated with certain transaction costs incurred in connection with the reverse recapitalization. The Company’s effective income tax rate is also favorably affected each year by the domestic production activities deduction, which is a permanent deduction in the computation of taxable income. The Company’s effective income tax rate for the year ended December 31, 2010, was 18.9%. The Company’s effective income tax rate was lower in 2010 as compared to 2011 principally due to the significant impact that the research tax credit had in 2010 as a result of the lower pre-tax earnings for that year.

13. Stockholders’ equity

The statement of changes in the Company’s stockholders’ equity in the year ended December 31, 2012, reflects the effect of the SAR expense recognized in the operating results and the exercise of a portion of the Private Placements Warrants. These components are explained below.

The statement of changes in the Company’s stockholders’ equity in the year ended December 31, 2011, gives effect to the Reverse Recapitalization and related transactions, including the Reverse Split, which is presented retroactively, and the conversion of the Company’s preferred stock to Company common stock, presented prospectively from the date of conversion, on the consolidated balance sheet and statements of operations.

The aggregate value of the shares of common stock issued and outstanding was reduced by $10,000, with a corresponding increase to additional paid-in capital as of December 31, 2010 associated with the retroactive adjustment for the Reverse Split. The shares of Company common stock prior to the Reverse Split were 10,000,000 shares of common stock as of December 31, 2010, and upon the Reverse Split, such shares of Company common stock automatically converted into 312,500 shares of common stock. Shares held by the former stockholders of Format, Inc., the legal acquiror in the April 29, 2011, Reverse Recapitalization, were also retroactively adjusted from 770,083 common shares (without giving effect to the Reverse Split) to 24,093 common shares (giving effect to the Reverse Split). The shares issuable upon exercise by Roth of the Roth Warrant, were 3,360,000 prior to the Reverse Split and were adjusted to 105,000 shares of common stock (giving effect to the Reverse Split). The Roth Warrant was cashlessly exercised on September 1, 2011, for, and the Company issued to Roth, 62,116 shares of common stock on a net basis. On August 26, 2011, the effective date of the Migratory Merger and Reverse Split, 113,961 shares of the Company preferred stock, representing all then-issued and outstanding shares of preferred stock, were automatically converted into 9,496,753 shares of Company common stock. Upon the consummation of the Migratory Merger and Reverse Split, each share of the Company’s preferred stock automatically converted into a number of shares of common stock equal to one-thousand dollars divided by $12.00 per share, the conversion price for the preferred stock giving effect to the adjustment resulting from the Reverse Split. Accordingly, preferred equity was eliminated and additional paid-in capital was increased by $9.7 million, while the aggregate value of the shares of common stock issued and outstanding was increased by $10,000.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2012, 9,909,212 shares of Company common stock were issued and 9,078,287 shares of Company’s common stock were outstanding. At December 31, 2011, 9,895,462 shares of Company common stock were issued and 9,064,537 shares of Company’s common stock were outstanding. Each holder of a share of Company common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of Company preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights. See Series A Convertible preferred stock below for a discussion of the automatic conversion of the Company’s shares of preferred stock into shares of common stock upon consummation of the Migratory Merger and Reverse Split.

Series A Convertible preferred stock

Series A Convertible preferred stock was convertible into shares of the Company’s common stock at any time at the election of its holder, subject to limitations on conversion set forth in the certificate of designation and automatically converted into shares of the Company’s common stock on August 26, 2011, the effective date of the Migratory Merger and Reverse Split. The preferred stock conversion price was $12.00 per share giving effect to the Reverse Split and was subject to adjustment for non-cash dividends, distributions, stock splits or other subdivisions or reclassifications of Company common stock. The Series A Convertible preferred stock was also subject to full-ratchet anti-dilution protection whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock, subject to specified exceptions, the conversion price of the Company’s preferred stock would have been reduced to the effective price of its common stock so issued (or deemed to be issued). The Company preferred stock did not have a stated maturity date, and upon the occurrence of the liquidation, dissolution or winding up of the Company each holder of preferred stock would have been entitled to be paid before any distribution or payment was made upon the Company’s common stock. The Company preferred stock could only have been converted to shares of its common stock and was not redeemable for cash upon the occurrence of any other events. The Company preferred stock was not within the scope of ASC 480, Distinguishing Liabilities from Equity, as the preferred stock was not a mandatorily redeemable financial instrument; it did not embody an obligation to repurchase the Company’s equity shares by transferring assets; and it did not embody an unconditional obligation to issue a variable number of the Company’s equity shares. Accordingly, the Company’s preferred stock did not meet the conditions in paragraph 2 of ASC 480-10-S99-3A (as interpreted in paragraph 3f) that would require temporary equity classification. Therefore, the preferred stock was classified as permanent equity on the Company’s balance sheet.

The allocation of the $18.0 million Private Placement proceeds to Company preferred stock and Private Placement Warrants is described below. The respective values of the preferred stock and Private Placement Warrants were separately estimated and applied to these respective securities for purposes of applying the appropriate accounting guidance to each security. The value assigned to the shares of preferred stock was computed on an “as-if” converted basis and derived through an estimation of the fair value of the Company’s common stock as of April 29, 2011, the date upon which the Reverse Recapitalization and Private Placement occurred, and represented the residual amount of the $18.0 million Private Placement proceeds after determining the value of the Private Placement Warrants as discussed further below under Private placement warrants. The Company estimated the fair value of its common stock using the “Backsolve Method,” as described in the current working draft of the AICPA Practice Aid. The Backsolve Method, a form of the market approach to valuation, derives the implied equity value for one type of equity security (e.g. common equity) from a contemporaneous transaction involving another type of equity security (e.g., preferred stock). In this case, the Company solved for the common equity value ($10.08 per share as adjusted for the Reverse Split) in an option pricing model such that the aggregate value of the securities issued in the Private Placement, considering both the Company’s preferred stock component and Private Placement Warrant’s component, equaled $18.0 million. That is, the sum of (i) $10.08 per common share, multiplied by 1,500,009 shares of the Company’s common stock issuable upon conversion of the shares of the Company’s preferred stock issued in the Private Placement (as adjusted for the

Reverse Split, on an as-if converted basis) plus (ii) $3.85 per share multiplied by 750,002 shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants (as adjusted for the Reverse Split) equals $18.0 million. Accordingly, the value assigned to the Company preferred stock was $15.1 million of the $18.0 million gross proceeds received in the Private Placement. After reflecting the costs associated with the Reverse Recapitalization and allocation of the transaction costs associated with the Private Placement, as described below under Transaction costs, the value of the Company’s preferred equity was $9.7 million immediately prior to its elimination upon the automatic conversion of the shares of the preferred stock to shares of Company common stock on August 26, 2011, the effective date of the Migratory Merger and Reverse Split.

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

Also, pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in a public or private offering or in a series of related offerings, resulting in gross proceeds to the Company of at least $5.0 million, at or below an effective price per share of $12.00 as adjusted for the Reverse Split, subject to further adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock. See Series A Convertible preferred stock above for a detailed description of this provision.

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

The Private Placement Warrants issued with the 18,000 shares of the Company’s preferred stock had an estimated fair value of $2,887,000 at the closing of the Reverse Recapitalization transaction and the Private Placement on April 29, 2011, determined based upon an agreed-upon exercise price of the Private Placement Warrants; the purchase price for (value of) the Company’s preferred stock and Private Placement Warrants, in the aggregate as agreed upon with the investors in the Private Placement; an assessment of an appropriate risk-free interest rate of 2.1%, an anticipated volatility factor of 50.0%, and a zero percent dividend yield, all incorporated into a valuation using the Black-Scholes option pricing model. The Company determined that the five-year Treasury Bond yield was a reasonable assumption for a risk-free rate, and that an appropriate volatility rate would represent the upper end of the range of implied volatility of publicly traded call options of benchmark companies, which reflects the mid-range of their historical volatility. The Company’s past history of not paying dividends and management’s intentions to continue such a dividend policy resulted in a zero dividend yield assumption. The five-year term of the Private Placement Warrants, the stated warrant exercise price of $13.00 per share (as adjusted for the Reverse Split), when the Private Placement Warrants became exercisable, and the Company’s common stock valuation of $10.08 per share (as adjusted for the Reverse Split), when the Private Placement Warrants became exercisable, comprise the balance of the inputs into the Black-Scholes pricing model for the warrant valuation. See Note 7, “Fair value of financial instruments,” for further detail describing the valuation approach for the Private Placement Warrants as of December 31, 2012.

During the year ended December 31, 2012, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 13,750 shares of the Company’s common stock.

Roth warrant

The Company issued to Roth, the Roth Warrant to purchase shares of the Company’s common stock, as compensation for its role as placement agent in connection with the Private Placement. Prior to its exercise in full on September 1, 2011, as described below, the Roth Warrant represented the right to purchase an aggregate of 105,000 shares of the Company’s common stock, at an exercise price of $13.20 per share, subject to further adjustment for non-cash dividends, distributions, stock splits, or other reorganizations or reclassifications of the Company’s common stock. The Roth Warrant was subject to expire on April 29, 2016. At any time following the effectiveness of the Reverse Split, the Roth Warrant could have been “cashlessly” exercised by its holder by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price of the Company’s common stock (such market price as defined in the Roth Warrant), equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Roth Warrant would occur without any cash being paid by the holder of the warrant to the Company. The Roth Warrant included a requirement that the Company reserve a sufficient number of shares of its common stock solely for the purpose of effecting the exercise of the Roth Warrant into shares of the Company’s common stock pursuant to the terms (and subject to the limitations) thereof.

The estimated fair value of the Roth Warrant of $0.4 million as of the consummation of the Private Placement on April 29, 2011 was determined using the same assumptions used to value the Private Placement Warrants described above, and by using the same inputs, but for its specific exercise price of $13.20 per share as adjusted for the Reverse Split. The Roth Warrant was classified as equity and was recorded as an adjustment between the Roth Warrant and the Company’s preferred stock equity. Unlike the Private Placement Warrants, the Roth Warrant did not contain, and was not otherwise subject to, any price-based anti-dilution provisions and could only be settled by the Company with a fixed number of shares of the Company’s common stock (subject to customary adjustments for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock). Under ASC 815-40-25, this lack of price-based anti-dilution provisions was the distinctive attribute as compared to the Private Placement Warrants that required the Roth Warrant to be classified as equity on the Company’s consolidated balance sheets. The valuation of the Company’s preferred stock, common stock and Private Placement Warrants employed the Black-Scholes option pricing model and incorporated the purchase price of the Company’s preferred stock and Private Placement Warrants, including the Roth Warrant, and the Company’s assessment relative to the interest rate, volatility factor, and other inputs utilized in the model. The Roth Warrant represented compensation to Roth for its services in its capacity as placement agent for the Private Placement, and the Roth Warrant’s $0.4 million estimated fair value ($3.80 per share of common stock issuable upon exercise of the Roth Warrant as adjusted for the Reverse Split) was recorded as a reduction of capital from the preferred stock issuance.

In accordance with its terms, on September 1, 2011, Roth “cashlessly” exercised, in full, the Roth Warrant, receiving 62,116 shares of the Company’s common stock on a net basis, with 42,884 of the 105,000 warrant shares issuable upon exercise thereof withheld by the Company in lieu of payment by Roth to the Company of an amount in cash equal to the aggregate exercise price thereof, in accordance with the provisions of the Roth Warrant.

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

As of December 31, 2012, the 830,925 shares of Company common stock that were repurchased by the Company as described above are available for awards pursuant to the Company’s 2012 Incentive Compensation Plan.

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

Shares reserved for specific purposes

As of December 31, 2012 and 2011, 736,252 shares of Company common stock and 750,002 shares of Company common stock, respectively, remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement. The 830,925 shares of Company common stock that were repurchased by the Company, as described above, have been reserved for awards pursuant to the Company’s 2012 Incentive Compensation Plan. Contingently issuable shares, as described below, will be reserved when the conditions for their issuance have been met.

Contingently issuable securities

Pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in a public or private offering or in a series of related offerings resulting in gross proceeds to the Company of at least $5.0 million at or below an effective price per share of $12.00 as adjusted for the Reverse Split, subject to further adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock. See “Anti-dilutive potential common shares excluded from the diluted earnings per share computation,” under Note 4 above for a detailed description of this provision. The conditions under which such issuance may occur have not yet occurred as of December 31, 2012, nor were they reasonably certain to occur as of the date of issuance of the consolidated financial statements presented herein.

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

14. Commitments and contingencies

The Registration Rights Agreement provided that the initial registration statement that the Company filed to cover Registrable Securities need not cover the shares of the Company’s common stock that were not issuable upon conversion of the Company’s preferred stock or exercise of the Private Placement Warrants and the Roth Warrant prior to the Reverse Split if the Company was to determine (upon advice of counsel), or was to be advised by the SEC, that those shares may not be covered by that initial registration statement. As a result, the initial registration statement covered only the shares that were issuable upon conversion of the preferred stock prior to the Reverse Split (in other words, the shares that were issuable upon conversion of the preferred stock giving effect to the pre-Reverse Split limitation on conversion) and did not cover any of the shares issuable upon exercise of the Private Placement Warrants or any of the shares that were issuable upon exercise of the Roth Warrant. Under the Registration Rights Agreement, upon the date that was two days after the Company’s stockholders approved the Migratory Merger and the Reverse Split, the Company was obligated to file a registration statement covering all of the remaining shares that were issuable upon conversion of the preferred stock and all of the shares issuable upon exercise of the warrants issued in the Private Placement and all of the shares that were issuable upon exercise of the warrants issued to Roth. The Registration Rights Agreement provided that if a registration statement covering those initial shares was not filed with the SEC on or prior to the date which was five business days after the date which was two business days after the Company’s stockholders approved the Migratory Merger and the Reverse Split or if (1) a registration statement covering those additional shares was not declared effective by the SEC prior to the earlier of (A) five business days after the SEC informed the Company that no review of such registration statement would be made or that the SEC had no further comments on such registration statement, or (B) the 120th day after the deadline for the Company’s filing of that registration statement, or (2) after such registration statement has been declared effective by the SEC, sales cannot be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company is required to pay amounts representing liquidated damages to each of the investors, on the same basis as the liquidated damages the Company could have been required to pay in connection with the initial registration statement. A registration statement covering the remaining Registrable Securities was declared effective on September 13, 2011 by the SEC, which resolved the contingency regarding the registration statement being declared effective.

The Company is involved in various legal proceedings arising in the normal course of doing business. The Company is required to record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated; however, based upon a review of information currently available to the Company regarding the potential impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to the legal proceedings in which the Company is currently involved the resolution of the legal proceedings in which the Company is currently involved, either individually or in the aggregate, is not expected to have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger between Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc. (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).†

3.1	Certificate of Designation of Series A Convertible Preferred Stock of Power Solutions International, Inc. (f/k/a Format, Inc.) (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

3.2	Amended and Restated Bylaws of Power Solutions International, Inc. (f/k/a Format, Inc.) adopted April 29, 2011 (incorporated by reference from Exhibit 3.2 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

3.3	Articles of Incorporation of Power Solutions International, Inc. (f/k/a Format, Inc.), originally filed with the Secretary of State of the State of Nevada on March 21, 2011, including the Articles of Merger originally filed with the Secretary of State of the State of Nevada on April 29, 2011 and the Certificate of Designation of Series A Convertible Preferred Stock of Power Solutions International, Inc. originally filed with the Secretary of State of the State of Nevada on April 29, 2011 (incorporated by reference from Exhibit 3.3 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

3.4	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011 (incorporated by reference from Exhibit 3.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

3.5	Bylaws of Power Solutions International, Inc., a Delaware corporation, adopted August 12, 2011 (incorporated by reference from Exhibit 3.5 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

10.1	Stock Repurchase and Debt Satisfaction Agreement, dated as of April 29, 2011, between Format, Inc. and Ryan Neely and Michelle Neely (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.2	Termination Agreement, dated as of April 28, 2011, between The W Group, Inc. and Thomas Somodi, including the Purchase and Sale Agreement, dated as of April 28, 2011, between Gary Winemaster and Thomas Somodi referenced therein (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.3	Employment Agreement, dated as of April 29, 2011, between Power Solutions International, Inc. and Thomas Somodi (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.4	Purchase Agreement, dated April 29, 2011, among Format, Inc. and the investors in the private placement (incorporated by reference from Exhibit 10.4 to Amendment No. 3 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.5	Form of Voting Agreement, dated April 29, 2011, between Power Solutions International, Inc. and each of Gary Winemaster, Kenneth Winemaster, Thomas Somodi and Kenneth Landini (incorporated by reference from Exhibit 10.5 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

Exhibit Number	Exhibit Description

10.6	Form of Warrant, dated April 29, 2011, issued by Power Solutions International, Inc. to the investors in the private placement (incorporated by reference from Exhibit 10.6 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.7	Warrant, dated April 29, 2011, issued by Power Solutions International, Inc. to ROTH Capital Partners, LLC (incorporated by reference from Exhibit 10.7 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.8	Form of Lock-Up Agreement entered into by each of Gary Winemaster, Kenneth Winemaster, Thomas Somodi and Kenneth Landini (incorporated by reference from Exhibit 10.8 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.9	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc., the investors in the private placement and ROTH Capital Partners, LLC (incorporated by reference from Exhibit 10.9 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.10	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc. and Gary Winemaster, Kenneth Winemaster and Thomas Somodi (incorporated by reference from Exhibit 10.10 to the registrant’s Current Report on Form 8-K, as amended, dated April 29, 2011).

10.11	Loan and Security Agreement, dated as of April 29, 2011, by and among Harris N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from Exhibit 10.11 to Amendment No. 3 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission August 1, 2011). ††

10.12	Supply Agreement, dated December 11, 2007, by and between PSI International, LLC and Doosan Infracore Co., Ltd., as amended (incorporated by reference from Exhibit 10.12 to Amendment No. 4 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission August 12, 2011).††

10.13	Distribution Agreement for Perkins Products, dated January 1, 2004, by and between Perkins Engines Inc. and Power Great Lakes, Inc., as amended (incorporated by reference from Exhibit 10.13 to Amendment No. 3 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission August 1, 2011).

10.14	Consent and Waiver Agreement, dated January 20, 2011, by and among Fifth Third Bank, in its individual capacity and as agent for itself and other lenders party thereto, each of the lenders party thereto, The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed July 26, 2011).

10.15	Industrial Lease Agreement, dated as of June 30, 2011, by and between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 15, 2011).

10.16	Industrial Space Lease Agreement, dated as of January 11, 2011, by and between Power Great Lakes, Inc. and Dickal 770 L.L.C. (incorporated by reference from Exhibit 10.16 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

Exhibit Number	Exhibit Description

10.17	Lease Agreement, dated as of August 28, 2006, as amended, by and between Power Great Lakes, Inc. and AMB Partners II Local, L.P. (incorporated by reference from Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

10.18	Lease Agreement, dated as of July 20, 2004, as amended, by and between Power Great Lakes, Inc. and Gateway Jefferson, Inc. (incorporated by reference from Exhibit 10.18 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333—174543, filed August 19, 2011).

10.19	Stock Purchase Agreement, dated as of October 31, 2011, between Power Solutions International, Inc. and Gary S. Winemaster (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated October 31, 2011, filed with the Commission November 4, 2011).

10.20	Industrial Building Lease, dated as of February 28, 2012, between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 28, 2012, filed with the Commission March 2, 2012).

10.21	Industrial Building Lease, dated as of March 13, 2012, between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated March 13, 2012, filed with the Commission March 16, 2012).

10.22	Amendment No. 1, dated as of March 20, 2012, to Loan and Security Agreement, dated as of April 29, 2011, by and among BMO Harris Bank N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync, LLC, and related documents (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated March 20, 2012, filed with the Commission March 23, 2012). ††

10.23	Amendment No. 1, dated as of March 20, 2012, to Loan and Security Agreement, dated as of April 29, 2011, by and among BMO Harris Bank N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync, LLC, and related documents (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A, dated April 20, 2012, filed with the Commission on April 20, 2012 and contains previously redacted portions of this exhibit).

10.24	Employment Agreement, dated as of June 6, 2012, between Power Solutions International, Inc. and Eric A. Cohen (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission June 7, 2012).

10.25	Stock Appreciation Rights Agreement, dated as of June 6, 2012, by and between Power Solutions International, Inc and Eric Cohen (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission on June 7, 2012).

10.26	Power Solutions International, Inc. 2012 Incentive Compensation Plan, as adopted by the Board of Directors on May 30, 2012 (subject to stockholder approval) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission on June 7, 2012).

10.27	Amendment No. 2, dated as of November 8, 2012, to Loan and Security Agreement, dated as of April 29, 2011, by and among BMO Harris Bank N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc.,

Exhibit Number	Exhibit Description

Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync, LLC, and related documents (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 10-Q for quarterly period ended September 20, 2012, filed with the Commission November 13, 2012).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2013.

POWER SOLUTIONS INTERNATIONAL, INC.

By:	/S/ DANIEL P. GOREY
Daniel P. Gorey
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March 2013.

Signature	Titles

/s/ G ARY S. W INEMASTER	Chief Executive Officer (principal executive officer),
Gary S. Winemaster	President and Director

/S/ DANIEL P. GOREY	Chief Financial Officer (principal financial officer
Daniel P. Gorey	and principal accounting officer)

/s/ K ENNETH W. L ANDINI	Director
Kenneth W. Landini

/s/ H. S AMUEL G REENAWALT	Director
H. Samuel Greenawalt

/s/ J AY J. H ANSEN	Director
Jay J. Hansen

/s/ M ARY E. V OGT	Director
Mary E. Vogt