Form 10-Q
period 2013-03-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2013-05-10
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2013

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

As of May 1, 2013, there were 9,216,621 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
(Dollar amounts in thousands, except per share amounts)
ASSETS
Current assets
Cash	$295	$543
Accounts receivable, net	36,687	37,480
Inventories, net	41,546	39,968
Prepaid expenses and other current assets	1,568	1,910
Deferred income taxes	2,176	2,176

Total current assets	82,272	82,077

Property, plant & equipment, net	7,828	7,145
Other noncurrent assets	1,373	1,543

TOTAL ASSETS	$91,473	$90,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,107	$26,579
Income taxes payable	1,988	1,074
Accrued liabilities	4,346	5,011

Total current liabilities	28,441	32,664

LONG-TERM OBLIGATIONS
Revolving line of credit	31,945	30,942
Deferred income taxes	136	136
Private placement warrants	7,055	3,666
Other noncurrent liabilities	628	623

TOTAL LIABILITIES	68,205	68,031

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock – $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at March 31, 2013 and December 31, 2012.	—	—
Common stock – $0.001 par value. Authorized: 50,000,000 shares. Issued: 10,047,546 and 9,909,212 shares at March 31, 2013 and December 31, 2012, respectively. Outstanding: 9,216,621 and 9,078,287 at March 31, 2013 and December 31, 2012, respectively.	10	10
Additional paid-in-capital	14,323	10,862
Retained earnings	13,185	16,112
Treasury stock, at cost, 830,925 shares at March 31, 2013 and December 31, 2012.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	23,268	22,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,473	$90,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended March 31, 2013	Three months ended March 31, 2012
Net sales	$52,576	$48,072
Cost of sales	43,407	39,843

Gross profit	9,169	8,229
Operating expenses:
Research & development and engineering	1,771	1,727
Selling and service	1,880	1,702
General and administrative	2,438	1,764

Total operating expenses	6,089	5,193

Operating income	3,080	3,036

Other expense:
Interest expense	194	227
Other expense, net	4,846	628

Total other expense	5,040	855

(Loss) income before income taxes	(1,960)	2,181
Income tax provision	967	1,031

Net (loss) income	$(2,927)	$1,150

Weighted-average common shares outstanding:
Basic	9,100,111	9,064,537
Diluted	9,100,111	9,064,537
(Loss) earnings per share – basic
Common shares	$(0.32)	$0.13

(Loss) earnings per share – diluted
Common shares	$(0.32)	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flows from operating activities
Net (loss) income	$(2,927)	$1,150
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	364	232
Deferred income taxes	—	(308)
Equity based compensation expense	207	—
Increase (decrease) in accounts receivable allowances	(16)	42
Increase in valuation of private placement warrants	4,846	593
Loss on disposal of assets	—	36
(Increase) decrease in operating assets:
Accounts receivable	809	1,896
Inventories	(1,578)	(8,820)
Prepaid expenses and other current assets	503	(522)
Increase (decrease) in operating liabilities:
Accounts payable	(4,852)	8,089
Accrued liabilities	(665)	(246)
Income taxes payable	914	1,184
Other noncurrent liabilities	14	(26)

Net cash (used in) provided by operating activities	(2,381)	3,300

Cash flows from investing activities
Purchases of property, plant and equipment	(667)	(345)

Net cash used in investing activities	(667)	(345)

Cash flows from financing activities
Decrease in cash overdraft	—	(3,780)
Advances from revolving line of credit-post March 20, 2012 amendment	27,503	561
Repayments of revolving line of credit-post March 20, 2012 amendment	(26,500)	(3,725)
Net change in revolving line of credit-prior to March 20, 2012 amendment	—	4,249
Payments on long-term debt and capital lease obligations	—	(6)
Proceeds from exercise of private placement warrants	1,797	—
Cash paid for transaction and financing fees	—	(98)

Net cash provided by (used in) financing activities	2,800	(2,799)

Net change in cash	(248)	156
Cash at beginning of period	543	—

Cash at end of period	$295	$156

Supplemental disclosures of cash flow information
Cash paid for interest	$201	$189
Cash paid for income taxes	55	155
Supplemental disclosure of non-cash transactions
Unpaid property, plant, equipment and other assets	$371	$75
Fair value of private placement warrants exercised	1,457	—
Transaction fees	—	105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except per share amounts)

1. Description of the Company and business operations

Description of the company

Power Solutions International, Inc., a Delaware corporation, is the successor in a migratory merger to Power Solutions International, Inc., a Nevada corporation (“Power Solutions International” and “PSI” refer to Power Solutions International, Inc., a Nevada corporation, prior to the consummation of the migratory merger, and Power Solutions International, Inc., a Delaware corporation, following the consummation of the migratory merger).

Power Solutions International, Inc., a Nevada corporation, was formerly known as Format, Inc. (“Format”), and prior to the consummation of a reverse recapitalization, was engaged, to a limited extent, in EDGARizing corporate documents for filing with the Securities and Exchange Commission (“SEC”) and in providing limited commercial printing services. On April 29, 2011, Format consummated a reverse acquisition transaction with The W Group, Inc. and its subsidiaries (“The W Group”), and in connection with this transaction, Format changed its corporate name to Power Solutions International, Inc. The W Group remained as the surviving corporation of the reverse acquisition, becoming a wholly-owned subsidiary of Power Solutions International.

The W Group was the accounting acquirior in the reverse recapitalization with Format, Inc. Accordingly, with respect to the period prior to the reverse recapitalization, it is The W Group’s historical financial position and results of operations that are presented in the unaudited condensed consolidated financial statements, with The W Group’s historical equity restated to reflect the originally issued and outstanding equity of Format, plus the equity issued by Power Solutions International, pursuant to the reverse recapitalization.

Unless the context otherwise requires, the “Company” refers to The W Group prior to the closing of the reverse recapitalization on April 29, 2011, and Power Solutions International, Inc. as successor to the business of The W Group, following the completion of the reverse recapitalization.

Refer to Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” for further description of these transactions.

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

The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow the Company to provide to its customers power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers, and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company purchases engines from third party suppliers and has recently begun producing an internally-designed engine, all of which engines are then integrated into the Company’s power systems. Additionally, the Company has begun designing and developing other engines in-house. Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which the Company coordinates significant design efforts with third party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third party suppliers. Some of the key components (including all of the engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide to its customers a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel and non-certified power systems and aftermarket components.

2. Basis of presentation

Unaudited condensed consolidated financial statements

The unaudited condensed consolidated financial statements of Power Solutions International, Inc. present information in accordance with generally accepted accounting principles in the U.S. (“GAAP”), have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, reflect all normal and recurring adjustments necessary to present fairly the interim periods of the unaudited condensed consolidated financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries for the periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with, and have been prepared in conformity with the accounting principles reflected in, the consolidated financial statements and related notes included in PSI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As these financial statements have been prepared pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the financial statements and related notes prepared in accordance with GAAP have been condensed or omitted.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Power Solutions International, Inc., and its direct and indirect wholly-owned subsidiaries, The W Group, Inc., Power Production, Inc., Power Great Lakes, Inc., Power Solutions, Inc., Power Global Solutions, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., XISync, LLC, PSI International, LLC, and Power Properties, L.L.C. Collectively, these entities produce and distribute off-highway industrial engines and provide aftermarket support for the industrial engine market. All significant intercompany balances and transactions have been eliminated in the consolidation.

Significant accounting policies

The Company’s significant accounting policies as of December 31, 2012 are described in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2013. There have been no material changes with respect to the Company’s significant accounting policies subsequent to December 31, 2012.

3. Recently issued accounting pronouncements

The Company evaluates the pronouncements of authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), to determine the impact of new pronouncements on GAAP and the Company. There were no new accounting pronouncements that have been issued or adopted during the three months ended March 31, 2013, that are expected to have a significant effect on the Company’s unaudited condensed consolidated financial statements.

4. Reverse recapitalization of The W Group, private placement, reverse split and migratory merger

On April 29, 2011, Power Solutions International, Inc. (formerly known as Format, Inc.) completed a reverse acquisition transaction (“Reverse Recapitalization”) in which PSI Merger Sub, Inc., a Delaware corporation that was newly-created as a wholly-owned subsidiary of Power Solutions International, Inc., merged with and into The W Group. The W Group remained as the surviving corporation of the reverse acquisition transaction and became a wholly-owned subsidiary of Power Solutions International, Inc. Pursuant to an agreement and plan of merger, all of the outstanding shares of common stock of The W Group held by the three stockholders of The W Group at the closing of the reverse acquisition transaction converted into, and Power Solutions International, Inc. issued to the three stockholders of The W Group, an aggregate of 10,000,000 shares of common stock and 95,960.90289 shares of Series A Convertible Preferred Stock (both share amounts prior to the Reverse Split defined below).

In accordance with ASC 805, Business Combinations, The W Group was considered the accounting acquiror for accounting purposes, and accounted for the transaction as a reverse recapitalization because (1) The W Group’s former stockholders received the greater portion of the voting rights in the combined entity, (2) The W Group’s senior management represented all of the senior management of the combined entity and (3) immediately prior to the transaction, Format, Inc., was a company with nominal operations and assets. Consequently, the assets and liabilities and the historical operations that are reflected in Power Solutions International, Inc.’s unaudited condensed consolidated financial statements are those of The W Group and have been recorded at the historical cost basis of The W Group, with a recapitalization adjustment to report the issued equity of PSI.

The results of operations of Format, Inc. have not been included in the unaudited condensed consolidated statement of operations from the date of the Reverse Recapitalization, April 29, 2011, because Format had nominal operations and assets, which consisted mostly of cash immediately prior to consummation of the Reverse Recapitalization transaction. In accordance with the accounting for an entity with nominal operations and assets under a reverse recapitalization transaction, the net income and equity of Format immediately prior to the Reverse Recapitalization were reclassified to preferred equity. The related party obligations owed by Format immediately prior to the Reverse Recapitalization were settled through the terms of a repurchase agreement, while the remaining obligations were settled with the available cash on Format Inc.’s balance sheet. Immediately prior to the reverse acquisition transaction, Format had assets with a net book value of $5,000 which were written off in connection with the transaction.

Concurrent with the closing of the Reverse Recapitalization, Power Solutions International, Inc. and The W Group entered into a purchase agreement (“Private Placement”) whereby Power Solutions International, Inc. completed the sale of an aggregate of 18,000 shares of PSI preferred stock together with warrants (“Private Placement Warrants”) representing the right to purchase an aggregate of 24,000,007 shares of PSI common stock (share amount prior to the Reverse Split), subject to certain limitations on exercise. The shares of PSI preferred stock issued in the Private Placement were initially convertible into an aggregate of 48,000,007 shares of PSI common stock (share amount prior to the Reverse Split), subject to certain limitations. In consideration, Power Solutions International, Inc. and The W Group received proceeds of $18.0 million before transaction fees, costs and expenses of approximately $5.1 million in connection with the Reverse Recapitalization and Private Placement.

In connection with the Private Placement, the Company also issued to Roth Capital Partners, LLC (“Roth”) a warrant (“Roth Warrant”) to purchase initially 3,360,000 shares of PSI common stock (share amount prior to the Reverse Split), subject to certain limitations on exercise set forth in the Roth Warrant. On September 1, 2011, the Roth Warrant was exercised.

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

Further, in connection with the Reverse Recapitalization and the Private Placement, the board of directors of Format approved a migratory merger (“Migratory Merger”) of the Company with and into a Delaware corporation that was newly-created as a wholly-owned subsidiary of the Company, which Migratory Merger would be effected for the purpose of changing the Company’s jurisdiction of incorporation from Nevada to Delaware. The parties agreed that the Reverse Split would be effected through the consummation of the Migratory Merger, whereby each 32 shares of the Company’s common stock would be converted into one share of common stock of the surviving entity in the Migratory Merger. The consummation of the Migratory Merger would constitute the Reverse Split for all purposes, as contemplated by the transaction documents entered into in connection with the consummation of the Reverse Recapitalization and the Private Placement. The consummation by the Company of the Migratory Merger, including the Reverse Split to be effected thereby, was subject to the approval of the Company’s stockholders.

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

The impact of the above transactions on the Company’s issued capital is further described in Note 11, “Stockholders’ equity”.

5. Earnings per share

The Company computes earnings (loss) per share by applying the guidance stated in ASC 260, Earnings per Share, to determine the net income (loss) available per share of its common stock. Prior to the conversion of the shares of Company preferred stock to Company common stock as described in Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger”, earnings per share was calculated using the two-class method because the convertible preferred shares participated in any undistributed earnings with the common stockholders, specifically, on a one-to-one, as-if converted basis, without giving effect to the limitations on conversion of the preferred stock. Thus, under the two-class method, earnings allocated to preferred shares were based upon the proportion of the “as-if converted” preferred shares to the combined total of common shares, plus the “as-if converted” shares. Basic and diluted EPS under the two-class method were then calculated as earnings allocated to common shares divided by the weighted average of the actual common shares outstanding during the reporting period after giving effect to the adjustment for the Reverse Split.

Though the Company did not pay dividends prior to the Reverse Split, because the preferred stock granted the right to participate in undistributed earnings with Company common stock, it was considered a participating security, and the Company applied the two-class method to calculate per share amounts for distributed and undistributed earnings required under
 ASC 260-10-45, until all of the shares of preferred stock were converted into shares of Company common stock. Upon the effectiveness of the Reverse Split on August 26, 2011, all shares of the Company’s preferred stock automatically converted into shares of the Company’s common stock. Effective upon, and at all times since, the conversion of the Company preferred stock to Company common stock, the treasury stock method has been used to compute earnings (loss) per share.

Anti-dilutive potential common shares excluded from the diluted earnings per share computation

Diluted earnings per share, under the treasury stock method, is calculated by evaluating the dilutive effect of potential shares of the Company’s common stock issuable through the exercise of the Private Placement Warrants.

The purchase agreement for the Private Placement contains the following provision, which may be deemed to be a form of anti-dilution protection: if prior to the earlier of (a) the second anniversary of the date on which the registration statement for the shares of Company common stock underlying the preferred stock and the Private Placement Warrants becomes effective and (b) 180 days after the closing of a firm commitment public underwritten offering of equity securities resulting in gross proceeds of not less than
$15.0 million, the Company issues equity securities in a public or private offering (or series of related offerings) resulting in gross proceeds to the Company of at least $5.0 million at or below an effective price per share of $12.00 (“Reset Price”), subject to further adjustment, the Company will have to issue to each investor in the Private Placement (1) additional shares of Company common stock so that after giving effect to such issuance, the effective price per share of its common stock acquired by such investors in the Private Placement will be equal to the Reset Price and (2) additional Private Placement Warrants covering a number of shares of Company common stock equal to 50% of the shares of its common stock issued pursuant to clause (1) above.

These provisions are not triggered based on the market price of Company common stock, but rather on the issuance by the Company of additional equity securities below an effective price per share of $12.00. The contingent issuance of additional common shares as a result of the anti-dilution provisions discussed above represents a market-based contingency that does not become a reality until the Company issues securities in the manner described above. The Company’s anti-dilutive potential common shares include 597,918 shares of common stock issuable upon exercise of the Private Placement Warrants, with an exercise price of $13.00 per share.

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the proceeds of warrant exercises, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. As of March 31, 2013, the Company’s Private Placement Warrants and stock appreciation rights (“SAR” as described in Note 12, “2012 Incentive compensation Plan”) were evaluated for their potentially dilutive effect.

Due to the loss reported in the unaudited condensed consolidated statements of operating results, any potentially issuable shares of Company common stock associated with the Private Placement Warrants and the SAR granted are not included in the dilutive EPS calculation for the three months ended March 31, 2013.

For the three months ended March 31, 2012, the Company’s Private Placement Warrants were evaluated for their potentially dilutive effect using the treasury stock method. Due to the Company’s limited trading volume during this period, the Company estimated the average fair value of its common shares using the estimated fair value derived in the periodic valuation of its Private Placement Warrants liability as of March 31, 2012. Based upon an average estimated fair value of $12.06 per share of the Company’s common stock for the three months ended March 31, 2012 and an exercise price of $13.00 per share, all of the potentially issuable shares of common stock were excluded from the diluted EPS calculation because these potential shares have an anti-dilutive effect under the treasury stock method.

During the three months ended March 31, 2013, a portion of the Private Placement Warrants was exercised, resulting in the issuance of 138,334 shares of the Company’s common stock.

The computations of basic and diluted (loss) earnings per share for the three months ended March 31, 2013, and 2012, respectively, are as follows:

	Three months ended March 31,
	2013	2012
Numerator:
Net (loss) income	$(2,927)	$1,150

Denominator:
Weighted average common shares outstanding-basic	9,100,111	9,064,537
Diluted effect of common share equivalents	—	—

Weighted average common shares outstanding-diluted	9,100,111	9,064,537

(Loss) earnings per share of common shares – basic and diluted
(Loss) earnings per share of common shares – basic	$(0.32)	$0.13

(Loss) earnings per share of common shares – diluted	$(0.32)	$0.13

6. Inventories, net

Inventories consist primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in, as determined by specific serial number identification, or market value. Parts are valued at the lower of cost (first-in, first-out) or market value. When necessary, the Company writes down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory reserve is provided for based upon the Company’s estimation of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration, including (i) customer purchase orders and customer forecasted demand; (ii) historical sales/usage for each inventory item; and (iii) utilization within a current or anticipated future power system.

Inventory consists of the following as of:

	March 31, 2013	December 31, 2012
Raw material	$38,672	$36,006
Finished goods	2,874	3,962

Total	$41,546	$39,968

7. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	March 31, 2013	December 31, 2012
Land	$260	$260
Buildings and improvements	3,873	3,882
Office furniture and equipment	2,349	2,172
Tooling and equipment	5,582	5,505
Transportation equipment	202	223
Construction in progress	1,271	594

Property, plant and equipment, at cost	13,537	12,636
Accumulated depreciation	(5,709)	(5,491)

Property, plant and equipment, net	$7,828	$7,145

8. Fair value of financial instruments

As of March 31, 2013 and December 31, 2012, the Company measured its financial assets and liabilities under the amended ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

Level 1 — quoted prices in active markets for identical assets or liabilities;

Level 2 — other significant observable inputs for the assets or liabilities through corroborations with market data at the measurement date; and

Level 3 — significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

Private placement warrants liability

As of March 31, 2013 and December 31, 2012, the Company’s Private Placement Warrants were measured at fair value under ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

As of March 31, 2013 and December 31, 2012, the Company estimated the fair value of its Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the following as of:

	March 31, 2013	December 31, 2012
Market value of the Company’s common stock	$26.05	$16.18
Exercise price	$13.00	$13.00
Risk-free interest rate	0.38%	0.42%
Estimated price volatility	45%	45%
Marketability discount	15%	15%
Contractual term	3.08 years	3.33 years
Dividend yield	0.0%	0.0%

The market value of the Company’s common stock was based on its closing price on March 31, 2013 and December 31, 2012, the date of each valuation. The volatility factor noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. The resulting warrant valuations as of March 31, 2013 and December 31, 2012, were discounted by 15%, reflecting the fact that the Private Placement Warrants are not directly traded and are burdened by a lack of marketability. If all other assumptions are held constant, the recorded liability of the Private Placement Warrants would increase or decrease by approximately $706,000 due to a 10% change in the value of these warrants based on the Black-Scholes option pricing model.

The following table summarizes fair value measurement by level as of March 31, 2013, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$7,055

The following table summarizes fair value measurements by level as of December 31, 2012, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$3,666

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument as of March 31, 2013:

Balance at December 31, 2012	$3,666
Fair value of private placement warrants exercised	(1,457)
Increase in the value of private placement warrants	4,846

Balance at March 31, 2013	$7,055

For the three months ended March 31, 2013 and March 31, 2012, the Company recognized an expense of $4,846,000 and $593,000, respectively, due to an increase in the estimated fair value of the Company’s Private Placement Warrants that are recorded as a liability on the Company’s unaudited condensed consolidated balance sheet. These expenses were recorded as “Other expense, net” on the Company’s unaudited condensed consolidated statement of operations for the respective periods.

Financial assets and liabilities not measured at fair value

As of March 31, 2013, and December 31, 2012, the Company’s revolving line of credit (including accrued interest recorded under accrued liabilities) recorded on the unaudited condensed consolidated balance sheets were carried at cost. The carrying value of the revolving line of credit approximates fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile has not changed significantly since the origination of these financial liabilities. Under ASC Topic 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable.

9. Revolving line of credit

On April 29, 2011, in connection with the closing of the Reverse Recapitalization, The W Group and Power Solutions International, Inc. entered into a loan and security agreement (“Harris Agreement”) with BMO Harris Bank N.A. (“BMO Bank”), which replaced the existing loan and security agreement that The W Group had with a senior lender.

Prior to its March 20, 2012 amendment, the Harris Agreement provided for borrowings up to $35.0 million under a revolving line of credit and was scheduled to mature on April 29, 2014. The Harris Agreement is collateralized by substantially all of the Company’s assets. The Company was required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio and a limitation on annual capital expenditures. The Harris Agreement contained customary covenants and restrictions, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Harris Agreement required cash accounts to be held with BMO Bank. Historically, the Company’s financing arrangements, including the Harris Agreement required that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company did not maintain cash on its consolidated balance sheet, but instead funded its operations through borrowings under its revolving line of credit.

Under the Harris Agreement, prior to its amendment on March 20, 2012: (a) the Company was a party to the Harris Agreement and pledged all of its shares of The W Group to BMO Bank as collateral for the revolving line of credit; (b) there were no term loans; (c) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) the Company had a limitation on annual capital expenditures; and (e) a fixed charge coverage ratio was included, except that this fixed charge coverage ratio excluded certain historical debt service costs and certain other one-time expenses, both as defined in the Harris Agreement.

On March 20, 2012, the loan and security agreement with BMO Bank was amended (the Harris Agreement, as so amended, the “Amended Agreement”) to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. Under the terms of the Amended Agreement: (a) the revolving line of credit bears interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused revolving line fee was reduced to 0.25%; and (c) the Company is only required to report its compliance with the fixed charge coverage ratio for any month when the Company’s Excess Availability, as defined in the Amended Agreement, is less than the Liquidity Threshold. The Liquidity Threshold is defined as the greater of (i) $7.5 million or (ii) 12.5% of the total credit facility of $50.0 million, as may be reduced from time to time pursuant to the terms of the Amended Agreement. When required to report its compliance with the fixed charge coverage ratio, the Company must continue to report its compliance with the fixed charge coverage ratio until it has exceeded the Liquidity Threshold for 60 consecutive days. Additionally, under the Amended Agreement, cash balances are no longer automatically swept by BMO Bank, and, as a result, from time to time, the Company may carry cash balances on its consolidated balance sheet.

On November 8, 2012, the loan and security agreement with BMO Bank was further amended (the Harris Agreement, as so amended, “Harris Amended Agreement II”). The Harris Amended Agreement II increased the Company’s thresholds for certain transactions, allowing the Company to: (i) make acquisitions up to an aggregate of $2.0 million, (ii) enter into joint ventures up to an aggregate of $2.0 million, up from $500,000, and (iii) make annual capital expenditures up to an aggregate of $8.0 million, up from $4.0 million. These thresholds are subject to certain limitations as set forth in the Harris Amended Agreement II.

As of March 31, 2013, $6.9 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance of $25.0 million as of March 31, 2013, had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equated to 1.95%. The unused and available revolving line of credit balance was $18.1 million at March 31, 2013.

As of December 31, 2012, $5.9 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance of $25.0 million as of December 31, 2012, had been designated to bear interest at the LIBOR rate, plus an applicable margin which equated to 1.96%. The unused and available revolving line of credit balance was $19.1 million at December 31, 2012.

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

The computation of the estimated annual ETR for each interim period requires certain estimates and significant judgments, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state jurisdictions, estimates of permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes. For the 2013 fiscal year, the Company’s estimated annual ETR is 37%, which excludes the impact of changes in the valuation of the Private Placement Warrants which is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the Private Placement Warrants, it is not possible to project the impact of the change in the Private Placement Warrants in the computation of the Company’s estimated annual ETR. As a result, the Company’s reported ETR will differ from the estimated annual ETR due to the changes in the valuation of the Private Placement Warrants in the periods in which such changes occur.

For three months ended March 31, 2013, the Company’s ETR was not meaningful due to the significance of the change in the valuation of the Private Placement Warrants on income which resulted in a pre-tax financial loss and its exclusion from the computation of taxable income (loss). The Company’s ETR for the three months ended March 31, 2012 was 47.3% after taking into account the non-deductibility of the expense associated with the Private Placement Warrants recognized in the period. Excluding the impact of the expense associated with the Private Placement Warrants, the Company’s effective income tax rate was 36.2% in the three months ended March 31, 2012.

11. Stockholders’ equity

The Company’s equity securities and the Private Placement Warrants, issued in connection with the transactions described in Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” are described below.

Common stock

Each holder of a share of the Company’s common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of Company preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights.

Private placement warrants

Each investor in the Private Placement as described in Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” received a number of Private Placement Warrants equal to one-half the number of shares of the Company’s common stock issuable upon conversion of the shares of the Company’s preferred stock purchased by such investor. At issuance, the Private Placement Warrants represented the right to purchase a total of 750,002 shares of the Company’s common stock at an exercise price of $13.00 per share, as adjusted for the Reverse Split, subject to further adjustment for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock. The Private Placement Warrants are also subject to full ratchet anti-dilution protection whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock at a price below the then-current exercise price of the Private Placement Warrants, subject to specified exceptions, the exercise price of the Private Placement Warrants will be reduced to the effective price of the Company’s common stock so issued (or deemed to be issued). The Private Placement Warrants will expire on April 29, 2016.

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

Also, pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in a public or private offering or in a series of related offerings, resulting in gross proceeds to the Company of at least $5.0 million, at or below an effective price per share of $12.00 as adjusted for the Reverse Split, subject to further adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock. The Company’s Private Placement Warrants are accounted for as a liability, in accordance with ASC 480-10-25-14, Distinguishing Liabilities from Equity. ASC 480-10-25-14 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. The effect of the change in value of the obligation is reflected as “Other expense, net” in the Company’s unaudited condensed consolidated statement of operations.

Shares reserved for specific purposes

As of March 31, 2013 and December 31, 2012, 597,918 shares of Company common stock and 736,252 shares of Company common stock, respectively, remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement.

The Company and Gary S. Winemaster, the Company’s Chief Executive Officer and President, and Chairman of the Board of Directors of the Company, entered into a Stock Purchase Agreement, pursuant to which, on October 31, 2011, the Company purchased from Mr. Winemaster 830,925 shares of Company common stock for $4.25 million, or $5.11 per share. These shares were returned to the Company’s treasury as authorized and issued, but not outstanding, shares of common stock of the Company. These 830,925 shares of Company common stock have been reserved for awards pursuant to the Company’s 2012 Incentive Compensation Plan. Contingently issuable shares, as described below, will be reserved when the conditions for their issuance have been met.

Contingently issuable securities

As described above under “Private placement warrants,” additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in certain events. The conditions under which such issuance may occur have not occurred as of March 31, 2013, nor were they reasonably likely to occur as of the date of issuance of the unaudited condensed consolidated financial statements presented herein.

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

The Company is obligated to maintain the effectiveness of the registration statement until the earliest of (1) the first date on which all Registrable Securities covered by such registration statement have been sold, (2) the first date on which all Registrable Securities covered by such registration statement may be sold without restriction pursuant to Rule 144 or (3) the first date on which none of the securities included in the registration statement constitute Registrable Securities.

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

The 2012 Plan is a broad-based plan which allows for a variety of different types of awards, including (but not limited to) non-qualified options, incentive stock options, stock appreciation rights, restricted stock, deferred stock and performance units, to be made to the Company’s executive officers, employees, consultants and directors. The 2012 Plan is intended to assist the Company in attracting and retaining exceptionally qualified employees, consultants and directors to support the sustained progress, growth and profitability of the Company.

SAR Award Agreement

On June 6, 2012 (the “Grant Date”), the Compensation Committee of the Board of Directors approved, and the Company granted, a SAR to the Company’s Chief Operating Officer (“Grantee”) pursuant to the 2012 Plan and a Stock Appreciation Rights Award Agreement (“Award Agreement”), dated as of the Grant Date. The SAR granted to the Grantee covers an aggregate of 543,872 shares of Company common stock and is exercisable only in whole shares at a price per share of $22.07.

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

The SAR granted is accounted for as equity, in accordance with ASC 718, Compensation – Stock Compensation. ASC 718-10-25-11 states that options or similar instruments on shares shall be classified as liabilities if either the underlying shares are classified as liabilities or the entity can be required under any circumstance to settle the option or similar instrument by transferring cash or other assets. The Company’s underlying shares are classified as equity, and under the terms of the Stock Appreciation Rights Award Agreement, the Company must settle the exercised portion of the SAR in shares of the Company’s common stock. As such, the Company has accounted for the SAR as equity.

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

In addition to that described above, other assumptions used in the Black-Scholes method included the following as of June 6, 2012: an expected term of 6.0 years, a risk-free interest rate of 0.92%, an anticipated volatility factor of 55.0% and a zero dividend yield. The resulting valuation as of June 6, 2012, was discounted by 15% reflecting an assessment of the trading activity of the Company’s common stock (and by extension the SAR). The suggested value from the Black-Scholes method reflected a fully marketable security that was not burdened by limited marketability; however, at that time, the Company’s common stock (and by extension the SAR) did not have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the SAR. This approach was consistent with that utilized to value the Company’s Private Placement Warrants at that time.

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

ASC Topic 718, Compensation — Stock Compensation, was utilized in order to estimate the fair value of the SAR. The term fair value has been defined in Note 8, “Fair value of financial instruments.” ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award as of the grant date. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10-55-72 provides that, if vesting (or exercisability) of an award is based on satisfying both a market condition and a performance or service condition and it is probable that the performance or service condition will be satisfied, the initial estimate of the service period is the longest of the explicit, implicit or derived service period. The Company has computed compensation expense by applying the guidance stated in ASC 718, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method). Since, as noted above, the SAR granted by the Company includes both a market and service condition, the Company used the longest of the periods to define its requisite service period in each separately vesting portion or tranche. Thus, compensation expense for the first tranche was computed on a straight-line basis over the derived service period of 1.78 years. The second and third tranches were computed on a straight-line basis over the explicit service period.

In the three months ended March 31, 2013, the Company recognized $207,000 of expense for the SAR granted. As of March 31, 2013 there was $1,117,000 of total unrecognized compensation expense related to the SAR granted under the Plan. The total SAR expense is expected to be approximately $1,800,000 and recognized over an aggregate three-year period.

13. Commitments and contingencies

On December 7, 2012, the Company signed an agreement to enter into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian market. The facility is expected to be completed in the latter part of 2013 with operations commencing shortly thereafter. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture. As of March 31, 2013, the Company has not remitted any payments to the joint venture.

The Registration Rights Agreement provided that the initial registration statement that the Company filed to cover Registrable Securities need not cover the shares of the Company’s common stock that were not issuable upon conversion of the Company’s preferred stock or exercise of the Private Placement Warrants and the Roth Warrant prior to the Reverse Split if the Company was to determine (upon advice of counsel), or was to be advised by the SEC, that those shares may not be covered by that initial registration statement. As a result, the initial registration statement covered only the shares that were issuable upon conversion of the preferred stock prior to the Reverse Split (in other words, the shares that were issuable upon conversion of the preferred stock giving effect to the pre-Reverse Split limitation on conversion) and did not cover any of the shares issuable upon exercise of the Private Placement Warrants or any of the shares that were issuable upon exercise of the Roth Warrant. The Registration Rights Agreement provides that if after such registration statement has been declared effective by the SEC, sales cannot be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company is required to pay amounts representing liquidated damages to each of the investors, on the same basis as the liquidated damages the Company could have been required to pay in connection with the initial registration statement. A registration statement covering the remaining Registrable Securities was declared effective on September 13, 2011 by the SEC, which resolved the contingency regarding the registration statement being declared effective.

The Company is involved in various legal proceedings arising in the normal course of doing business. The Company is required to record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated; however, based upon a review of information currently available to the Company regarding the potential impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to the legal proceedings in which the Company is currently involved, the resolution of these legal proceedings, either individually or in the aggregate, is not expected to have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2012, and the related management’s discussion and analysis of financial condition and results of operations, contained in our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 12, 2013 (our “2012 Annual Report”). References to “we,” “us,” “our” and “our company” refer to Power Solutions International, Inc. and its subsidiaries.

The discussion and analysis below includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. In evaluating such statements, you should carefully consider the various factors identified in this report and our 2012 Annual Report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those factors set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 in this Quarterly Report on Form 10-Q.

Overview

Organization

We design, manufacture, distribute and support power systems for industrial OEMs across a broad range of industries including stationary electricity power generation, oil and gas, material handling, aerial work platforms, industrial sweepers, arbor, welding, airport ground support, turf, agricultural, construction and irrigation. Our engineering personnel design and test power system solutions and components supporting those solutions. Our major engine suppliers include Perkins/Caterpillar, General Motors, and Doosan, and we source components from a variety of domestic and global suppliers. We operate as one business and geographic segment. Accordingly, the following discussion is based upon this presentation.

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

Operating expenses

Operating expenses include research & development and engineering, selling and service and general and administrative expenses. Research & development and engineering expenses include both internal personnel costs and expenses associated with outsourced third party engineering relationships. Research & development and engineering activities are staff intensive. Costs incurred primarily consist of wages and benefits for professional engineers and amounts paid to third parties under contractual engineering agreements. Research & development and engineering consist of a Product and Application Research and Development Engineering Group and a Customer Support Engineering Group. The primary focus of the Product and Application Research and Development Engineering Group is on current and future product design, prototyping, testing and application development activities. The Customer Support Engineering Group provides dedicated engineering and technical attention to customer production support, including a direct communication link with our internal operations.

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

Other expense

Other expense includes interest expense on our revolving line of credit and other obligations upon which we pay interest, changes in the valuation of the private placement warrants as well as other pre-tax transactions which require classification in other than operating results. The change in the valuation of our private placement warrants is subject to change based upon fluctuations in the market price of our common stock which can vary significantly from period to period.

Factors affecting comparability

We have set forth below, selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Private placement warrants

Our quarter-to-quarter and quarter-over-quarter results can be impacted by our private placement warrant liability. The change in estimated fair value of the liability associated with the private placement warrants is primarily attributable to fluctuations in the value of our common stock during a period.

Stock-based and other executive compensation

Prior to 2012, we had not granted or issued any stock-based compensation. Accordingly, we had not recognized any stock-based compensation expense. During the second quarter of 2012, our Compensation Committee of the Board of Directors approved, and we granted a Stock Appreciation Rights Award Agreement. As a result, we have incurred non-cash, stock-based compensation expense in 2013 that did not occur in the first quarter of 2012. We may consider making additional awards to our directors, officers and other employees and possibly to consultants and, if we do, we will incur additional non-cash, stock-based compensation expenses in future periods.

Events affecting sales and profitability comparisons

Our quarter-to-quarter and quarter-over-quarter operating results (including our sales, gross profit and net (loss) income) and cash flows can be impacted by a variety of internal and external events associated with our business operations. Examples of such events include (1) changes in regulatory emission requirements (which generally occur on January 1 of the year in which they become effective), (2) customer product phase-in/phase-out programs, (3) supplier product (e.g., a specific engine model) phase-in/phase-out programs, (4) changes in pricing by suppliers to us of engines, components and other parts (typically effective January 1 of any year), and (5) changes in our pricing to our customers (typically effective January 1 of any year), which may be related to changes in the pricing by suppliers to us. In order to mitigate potential availability or pricing issues, customers may adjust their demand requirements from traditional patterns. We may also extend special programs to customers in advance of such events, and we are more likely to offer such programs in our fourth quarter of a year in anticipation of events expected to occur in the first quarter of the next year. The occurrence of any of the events discussed above may result in fluctuations in our operating results (including sales and profitability) and cash flows between and among reporting periods.

Results of operations

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Net sales

Our net sales increased $4,504,000 (9.4%) to $52,576,000 for the three months ended March 31, 2013, compared to $48,072,000 in the three months ended March 31, 2012, of which an increase in sales volume (as opposed to price increases) accounted for approximately $3,789,000 of the year over year increase. Our power systems and related sales increased approximately $3,688,000 and parts sales accounted for the remaining $816,000 increase. The sales increase was primarily due to strong growth in power generation sales aided by increased demand for our larger power systems. Our sales in the three months ended March 31, 2013, also includes $284,000 arising from grant revenue recognized in connection with certain engine certification and engine application activities.

Gross profit

Our gross profit increased $940,000 (11.4%) to $9,169,000 for the three months ended March 31, 2013, from $8,229,000 in the three months ended March 31, 2012. Our gross profit increased primarily due to the previously discussed increase in sales. Gross margin was substantially unchanged at 17.4% for the three months ended March 31, 2013, compared to 17.1% for the same period in 2012.

Research & development and engineering

Research & development and engineering expense increased $44,000 (2.5%) to $1,771,000 for the three months ended March 31, 2013, as compared to $1,727,000 in 2012. Research & development and engineering activities are staff intensive, and we incur significant expenses connected with our professional engineers and amounts paid to third parties for contract services associated with our research and development activities. Compensation and benefits increased $179,000 in the three months ended March 31, 2013 as compared to the same period in 2012 as we added staff to support product development activities. Partially offsetting this increase were decreases in other expense categories, none of which was individually significant. As a percentage of net sales, research & development and engineering expenses decreased to 3.4% for the three months ended March 31, 2013, compared to 3.6% for the same period in 2012.

Selling and service expense

Selling and service expenses increased $178,000 (10.5%) to $1,880,000 for the three months ended March 31, 2013, from $1,702,000 in the three months ended March 31, 2012. Expenses increased across multiple categories, but the increase was generally due to additional promotional activities and an increase in wages and benefits As a percentage of net sales, selling and service expenses was substantially unchanged at 3.6% in 2013 compared to 3.5% for the same period in 2012.

General and administrative expense

General and administrative expenses increased $674,000 (38.2%) to $2,438,000 for the three months ended March 31, 2013, from $1,764,000 in 2012. Wages and benefits increased $460,000, which was primarily due to compensation expense associated with new senior staff to support public company requirements and other increases in our administrative headcount. The remaining net increase of $214,000 occurred across almost all other expense categories, none of which was individually significant. As a percentage of net sales, general and administrative expenses increased to 4.6% in the three months ended March 31, 2013, from 3.7% for the same period in 2012.

Other expense

Interest expense decreased $33,000 (14.5%) to $194,000 for the three months ended March 31, 2013, as compared to $227,000 in 2012. The decrease in interest expense was attributable to a decrease in the weighted average borrowing rate on our bank debt from 2.57% in 2012 to 2.17% in 2013 and a decrease in bank loan fees accounted for as interest expense year over year. Holding all other variables constant, we believe that for the full year of 2013 our effective interest will slightly decrease from 2012.

Other expense, net increased $4,218,000 to $4,846,000 for the three months ended March 31, 2013 as compared to $628,000 in the three months ended March 31, 2012. The increase was attributable to a change in the estimated fair value of our private placement warrants resulting in an expense of $4,846,000 in the three months ended March 31, 2013 as compared to $593,000 for the same period in 2012. The change in estimated fair value of the private placement warrants was primarily attributable to an increase in the trading price of our common stock during the period.

Income tax expense

Our income tax expense decreased $64,000 to $967,000 in the three months ended March 31, 2013, as compared to $1,031,000 for the same period in 2012. Our income tax expense for the three months ended March 31, 2013, included $100,000 for the benefit of the federal research tax credit expected to be realized for the year ended December 31, 2012. Such amount was recorded in the first quarter of 2013 and not during 2012 because the enactment of the legislation providing the federal research tax credits for 2012 was not signed into law until January 2, 2013, and generally accepted accounting principles prohibit retroactive application of tax law changes. We have estimated an interim effective income tax rate of 37% for 2013, excluding, (i) the 2012 federal research tax credit, and (ii) the impact of any change in the valuation of the private placement warrants. The change in the valuation of our private placement warrants is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs. Due to the significance of the change in the valuation of the private placement warrants on income which resulted in a pre-tax loss for financial statement purposes and its exclusion from the computation of income taxes, the actual income tax rate for the three months ended March 31, 2013, is not a meaningful calculation.

Our income tax rate for the three months ended March 31, 2012 was 47.3% after taking into account the non-deductibility of the expense associated with the private placement warrants recognized in the three months ended March 31, 2012. Excluding the impact of the expense associated with the private placement warrants, our effective income tax rate was 36.2% in the three months ended March 31, 2012.

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity are cash flows from operations, principally collections of customer accounts receivable and borrowing capacity under our credit facility. Prior to the amendment of our credit facility with BMO Harris Bank N.A. (formerly Harris N.A.) on March 20, 2012, our existing and historical financing arrangements required that cash received by us be applied against our revolving line of credit. Accordingly, we typically did not maintain cash or cash equivalents on our consolidated balance sheet. As a result of this amendment to our credit facility with BMO Harris Bank N.A., our cash balances are no longer automatically swept by BMO Harris Bank N.A. and, as a result, from time to time, we may carry cash balances on our consolidated balance sheet.

Based on our current forecasts and assumptions, we believe that our sources of cash, namely the sales of our power systems and aftermarket products and access to borrowings on our existing or future credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over at least the next twelve months. Although we believe our existing sources of liquidity will also be sufficient on a longer-term basis, that will depend on numerous factors, including the following: the continuation of our existing customer relationships and our development of new customer relationships; market acceptance of our existing and future products; the success of our product development and commercialization efforts and the costs associated with those efforts; and the costs associated with any future acquisitions, joint ventures or other strategic transactions. Accordingly, in the future we may pursue various financing alternatives, including a larger credit facility, other debt financing and/or equity financing.

As of March 31, 2013, we had working capital of $53,831,000 compared to $49,413,000 as of December 31, 2012. Our working capital increase of $4,418,000 was primarily attributable to a $4,472,000 reduction in our accounts payable balance since December 31, 2012, principally resulting from payments of trade obligations. We also realized fluctuations in other working capital accounts, the net changes of which were not significant.

Our inventories increased $1,578,000 but this increase was partially offset by a $793,000 decrease in our accounts receivable, net and a $342,000 decrease in prepaid expenses and other current assets from December 31, 2012 to March 31, 2013. The decrease in accounts receivable, net was due principally to collections on accounts in excess of the increase in sales during the period. Our income taxes payable increased $914,000 from December 31, 2012, to March 31, 2013, primarily due to the timing of the payment of our income tax liability for the first quarter of 2013 which was not due until April 15, 2013. Changes in the remaining components of working capital totaled $417,000, none of which was individually significant.

A limited number of our customers have payment terms which may extend up to 150 days. As of March 31, 2013, and December 31, 2012, our trade receivables included $9.2 million and $7.3 million, respectively, of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $5.4 million and $3.3 million at March 31, 2013, and December 31, 2012, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the three months ended March 31, 2013

Operating activities

For the three months ended March 31, 2013, we used $2,381,000 to fund our operations. We had a net loss of $2,927,000 which was offset by non-cash adjustments totaling $5,401,000, resulting in cash generated of $2,474,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments included an expense of $4,846,000 arising from a change in the valuation of our private placement warrants during the three months ended March 31, 2013. Other non-cash adjustments also included depreciation and amortization expense of $364,000, expenses associated with stock appreciation rights of $207,000 and a $16,000 decrease in our accounts receivable allowances.

Operating assets and liabilities used $4,855,000 in the three months ended March 31, 2013. We used $4,852,000 of cash to pay trade accounts payable during the three months ended March 31, 2013, and we also increased our inventory by $1,578,000 during this same period, as we built up our inventory to support current and future period sales. Partially offsetting the cash used was cash generated by an $809,000 decrease in our accounts receivable arising from collections in excess of our sales activity for the three months ended March 31, 2013. Our cash from operations also increased $914,000 arising from an increase in our income tax liability which was not yet paid as of March 31, 2013, as the obligation was not due until April 15, 2013. Changes in the other components of operating activities netted to cash used of $148,000, none of which was individually significant.

Investing activities

Net cash used in investing activities was $667,000 in the three months ended March 31, 2013, which was and related to the acquisition of property and equipment.

Financing activities

We generated approximately $2,800,000 of cash from financing activities for the three months ended March 31, 2013. We generated $1,797,000 of cash from the exercise of private placement warrants by our investors. We also generated $1,003,000 of cash from net borrowings on our revolving line of credit.

Cash flows for the three months ended March 31, 2012

Operating activities

For the three months ended March 31, 2012, we generated $3,300,000 from our operations. We generated cash flow from net income of $1,150,000 and $595,000 in non-cash adjustments, which primarily consisted of an increase in the liability associated with the valuation of private placement warrants and depreciation and amortization, net of our deferred income tax benefit.

We generated cash from an $8,089,000 increase in accounts payable arising from the timing of purchases from, and payments to, our vendors. We also generated cash of $1,896,000 from a decrease in our accounts receivable due to the receipt of cash from our customers in excess of our sales activity in the three months ended March 31, 2012, and we generated $1,184,000 from an increase in our income tax liability for which payment was due subsequent to March 31, 2012. These increases to cash generated by operations were offset by an $8,820,000 increase in our inventories, as we elected to take significant positions in certain engines in connection with our sales activities, and we also increased our component purchases in support of our sales activities for 2012. None of the changes in the other components of operating activities was individually significant.

Investing activities

Net cash used in investing activities was $345,000 in the three months ended March 31, 2012, which was related primarily to the acquisition of property and equipment.

Financing activities

We used $2,799,000 for financing activities for the three months ended March 31, 2012. Our cash overdraft balance decreased $3,780,000 from December 31, 2011 to March 31, 2012, which was principally attributable to the timing of payments to vendors. We also incurred $98,000 in financing fees associated with an amendment to our existing credit facility, which is discussed below under “Credit Agreement.” These uses of cash were partially offset by a $1,085,000 increase in net borrowings under our revolving line of credit from December 31, 2011, to March 31, 2012.

Credit agreement

We have a loan and security agreement with certain lenders and BMO Harris Bank N.A. (formerly known as Harris Bank, N.A.), as agent for the lenders, and such agreement has been amended since inception as discussed below.

Prior to the amendments of our credit facility with BMO Harris Bank N.A., as discussed below, our credit agreement provided for borrowings of up to $35.0 million under a revolving line of credit, which revolving line of credit was scheduled to mature on April 29, 2014, and had a variable interest rate as described below. Borrowings under our credit agreement are collateralized by substantially all of our assets. Except as modified and discussed under the amended credit agreement with BMO Harris Bank N.A. below, under our credit agreement: (a) Power Solutions International, Inc. is a party to the credit agreement and pledged the equity interests of The W Group, Inc. and its subsidiaries to BMO Harris Bank N.A.; (b) there are no term loans; (c) the revolving line of credit bears interest at BMO Harris Bank N.A.’s prime rate plus an applicable margin ranging from 0% to 0.50% or, at our option, a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) there is a limit on annual capital expenditures; and (e) we are required to meet a minimum monthly fixed charge coverage ratio, as defined in the loan and security agreement, of not less than 1.10 to1.0.

Our credit agreement also contains customary covenants and restrictions applicable to us, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the credit agreement requires our cash accounts to be held with BMO Harris Bank N.A. Prior to the March 20, 2012, amendment of the credit facility, our cash balances were swept by BMO Harris Bank N.A. daily and applied against the outstanding balance on our revolving line of credit. As a result, we maintained a zero cash balance in our bank deposit accounts, and we borrowed on the revolving line of credit on a daily basis to fund our cash disbursements.

On March 20, 2012, the credit agreement with BMO Harris Bank N.A was amended to increase the total credit facility from $35.0 million to $50.0 million and is now scheduled to mature on March 20, 2017. Under the terms of the amended agreement (in contrast to the original BMO Harris Bank N.A. agreement): (a) the revolving line of credit bears interest at BMO Harris Bank N.A.’s prime rate (3.25% at March 31, 2013) plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused line fee has been reduced to 0.25%; and (c) we are only required to report our compliance with the fixed charge coverage ratio for any month when our excess availability, as defined in the amended agreement, is less than the liquidity threshold, and we must continue to report our compliance with the applicable bank covenants until we have exceeded the liquidity threshold for 60 consecutive days. In addition, our cash balances are no longer automatically swept by BMO Harris Bank N.A., and as a result, from time to time, we may carry cash balances on our consolidated balance sheet. The liquidity threshold is defined as the greater of (i) $7,500,000 or (ii) 12.5% of the total credit facility of $50.0 million, as may be reduced from time to time pursuant to the terms of the amended agreement.

On November 8, 2012, the loan and security agreement with BMO Harris Bank N.A. was further amended to increase our thresholds for certain transactions, allowing us to: (i) make acquisitions up to an aggregate of $2.0 million, (ii) enter into joint ventures up to an aggregate of $2.0 million, up from $500,000, and (iii) make annual capital expenditures up to $8.0 million, up from $4.0 million. These thresholds are subject to certain limitations as set forth in the November 8, 2012, amended agreement.

As of March 31, 2013, $6.9 million of our outstanding borrowings under our revolving line of credit bore interest at the prime rate, which equated to 3.25% with the applicable margin included. The remaining outstanding balance as of March 31, 2013, of $25.0 million had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equated to an aggregate interest rate of 1.95%. The unused and available revolving line of credit balance was approximately $18.1 million at March 31, 2013.

As of December 31, 2012, $5.9 million of our outstanding borrowings under our revolving line of credit bore interest at the prime rate, which equates to 3.25% with the applicable margin included. The remaining outstanding balance as of December 31, 2012, of $25.0 million had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equated to an aggregate interest rate of 1.96%. The unused and available revolving line of credit balance was $19.1 million at December 31, 2012.

We were in compliance with the financial covenants under our current credit facility as of March 31, 2013.

Off-balance sheet arrangements

We do not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) of Regulation S-K).

Impact of recently issued accounting standards

We evaluate the pronouncements of authoritative accounting organizations, including the FASB, to determine the impact of new pronouncements on GAAP and our unaudited condensed consolidated financial statements. There were no new accounting pronouncements that have been issued or adopted during the three months ended March 31, 2013, that we expect will have a significant effect on our unaudited condensed consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), that reflect our expectations and projections about our future results, performance, prospects and opportunities. In this report, the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “would,” and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements, but they are not the exclusive means of identifying them.

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements included in this report. These risks, uncertainties and other factors, many of which have been previously identified and described in greater detail under the heading “Risk Factors” in our 2012 Annual Report, include but are not limited to the following:

Risks Related to our Business and our Industry

•

The market for alternative fuel spark-ignited power systems may not develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

•	Our new 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.

•	New products, including new engines we may develop, may not achieve widespread adoption.

•	We may not succeed with the expansion of our product into the on-road market.

•	Changes in environmental and regulatory policies could hurt the market for our products.

•	We currently face, and will continue to face, significant competition, which could result in a decrease in our revenue.

•	Our industrial OEM customers may not continue to outsource their power system needs.

•	We are dependent on certain products and industrial OEM market categories for a significant share of our revenues and profits.

•	Failure to raise additional capital or to generate the significant capital necessary to continue our growth could reduce our ability to compete and could harm our business.

•

We are dependent on relationships with our OEM customers and any change in our relationships with any of our key OEM customers could have a material adverse effect on our business and financial results.

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

•	We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability and excess inventory.

•	Changes in our product mix could materially and adversely affect our business.

•	We derive a substantial majority of our revenues attributed to our diesel power systems business from our relationships with Perkins and Caterpillar.

•	Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

•	Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

•	Price increases in some of the key components in our power systems could materially and adversely affect our operating results and cash flows.

•	Many of our power systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.

•	The loss of one or more key members of our senior management, or our inability to attract and retain qualified personnel, could harm our business.

•	Our existing debt or new debt that we incur could adversely affect our business and growth prospects.

•	Failure or inability to meet our obligations under our current credit facility or any new credit facility could materially and adversely affect our business.

•	Our quarterly operating results are subject to variability from quarter to quarter.

•	If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

•

If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to produce and sell our products and services.

•	We could suffer warranty claims.

•	We could become subject to product liability claims.

•	Our telematics tool, MasterTrak, may not be successful.

•	We may have difficulty managing the expansion of our operations.

•	If we do not properly manage the sales of our products into foreign markets, our business could suffer.

•	If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

•	We may be adversely impacted by work stoppages and other labor matters.

•	Our agreement to enter into a joint venture for the purpose of manufacturing, assembling and selling certain engines into the Asian market may not be successful.

•	We could be adversely affected by risks associated with acquisitions and joint ventures.

•	We could become liable for damages resulting from our manufacturing activities.

•	We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

•	Variability in self-insurance liability estimates could significantly impact our results of operations.

Risks Related to the Shell Company

•	We may have contingent liabilities related to Format, Inc.’s operations prior to the reverse recapitalization transaction of which we are not aware and for which we have not adequately provisioned.

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

•	Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

•	A liquid and orderly trading market for our common stock may not develop, and the price of our stock may be volatile and may decline in value.

•	Our common stock may not continue to be eligible for listing on a national securities exchange.

•

A significant number of shares of our common stock were registered for sale in 2011 and are eligible for sale. Future sales by us or our existing stockholders could depress the market price of our common stock.

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

Item 4. Controls and Procedures

Material Weakness Previously Disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, we identified a material weakness in the design and operation of our internal controls. The material weakness was related to the business systems software used in our aftermarket parts group. Users have access to add, delete, and modify data within this software and monitoring controls are not in place to adequately monitor transactions within the software. Users were also not assigned detailed security rights within the software. This material weakness was not remediated in the period covered by this report.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the our disclosure controls and procedures (as that term is defined in Rule 13a-15(b) of the Exchange Act). Based upon that evaluation and solely due to the current state of our remediation efforts related to the material weakness noted above, the Chief Executive Office and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered under this report. As a result of this conclusion, post-closing procedures were performed to ensure that the unaudited condensed consolidated financial statements included in this report fairly represent, in all material aspects, our financial condition, results of operations and cash flows as of and for the period presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, in the normal course of business, we are party to various legal proceedings. We do not currently expect that any currently pending legal proceedings will have a material adverse effect on our business, results of operations or financial condition.

Item 6. Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: May 10, 2013	By:	/s/ Daniel P. Gorey
Daniel P. Gorey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

XBRL Taxonomy Extension Labels Linkbase Document.