Form 10-Q
period 2013-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2013-08-09
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number: 001-35944

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

As of July 30, 2013, there were 10,377,454 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$1,435	$543
Accounts receivable, net	35,062	37,480
Inventories, net	47,932	39,968
Prepaid expenses and other current assets	2,536	1,910
Deferred income taxes	2,176	2,176

Total current assets	89,141	82,077

Property, plant & equipment, net	9,937	7,145
Other noncurrent assets	1,281	1,543

TOTAL ASSETS	$100,359	$90,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,459	$26,579
Income taxes payable	227	1,074
Accrued liabilities	4,919	5,011

Total current liabilities	28,605	32,664

LONG-TERM OBLIGATIONS
Revolving line of credit	37,199	30,942
Deferred income taxes	136	136
Private placement warrants	9,920	3,666
Other noncurrent liabilities	599	623

TOTAL LIABILITIES	76,459	68,031

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock – $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at June 30, 2013 and December 31, 2012	—	—
Common stock – $0.001 par value. Authorized: 50,000,000 shares. Issued: 10,118,379 and 9,909,212 shares at June 30, 2013 and December 31, 2012, respectively. Outstanding: 9,287,454 and 9,078,287 shares at June 30, 2013 and December 31, 2012, respectively	10	10
Additional paid-in-capital	17,055	10,862
Retained earnings	11,085	16,112
Treasury stock, at cost, 830,925 shares at June 30, 2013 and December 31, 2012	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	23,900	22,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,359	$90,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Net sales	$59,138	$50,115	$111,714	$98,187
Cost of sales	47,954	41,283	91,361	81,126

Gross profit	11,184	8,832	20,353	17,061
Operating expenses:
Research & development and engineering	2,289	1,808	4,060	3,535
Selling and service	2,089	1,583	3,969	3,285
General and administrative	2,966	2,048	5,404	3,812

Total operating expense	7,344	5,439	13,433	10,632

Operating income	3,840	3,393	6,920	6,429
Other expense (income):
Interest expense	241	290	435	517
Loss on debt extinguishment	270	—	270	—
Private placement warrant expense (income)	4,207	(1,050)	9,053	(457)
Other (income) expense, net	(17)	59	(17)	94

Total other expense (income)	4,701	(701)	9,741	154

(Loss) income before income taxes	(861)	4,094	(2,821)	6,275
Income tax provision	1,239	1,133	2,206	2,164

Net (loss) income	$(2,100)	$2,961	$(5,027)	$4,111

Weighted-average common shares outstanding:
Basic	9,243,773	9,064,537	9,171,942	9,064,537
Diluted	9,243,773	9,064,537	9,171,942	9,064,537
(Loss) earnings per share—basic
Common shares	$(0.23)	$0.33	$(0.55)	$0.45

(Loss) earnings per share—diluted
Common shares	$(0.23)	$0.33	$(0.55)	$0.45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flows from operating activities
Net (loss) income	$(5,027)	$4,111
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	749	469
Deferred income taxes	—	(308)
Equity-based compensation expense	675	56
(Decrease) increase in accounts receivable allowances	(10)	50
Increase (decrease) in valuation of private placement warrants liability	9,053	(457)
Loss on disposal of assets	2	95
Loss on debt extinguishment	270	—
(Increase) decrease in operating assets:
Accounts receivable	2,428	3,281
Inventories	(7,964)	(15,782)
Prepaid expenses and other assets	(185)	(567)
Increase (decrease) in operating liabilities:
Accounts payable	(4,251)	9,714
Accrued liabilities	(92)	(49)
Income taxes payable	(847)	249
Other noncurrent liabilities	(7)	(53)

Net cash (used in) provided by operating activities	(5,206)	809

Cash flows from investing activities
Purchases of property, plant and equipment	(2,617)	(1,280)

Net cash used in investing activities	(2,617)	(1,280)

Cash flows from financing activities
Decrease in cash overdraft	—	(3,780)
Initial proceeds from borrowings under revolving line of credit	38,995	—
Advances from revolving line of credit – noncurrent obligation	59,807	26,750
Repayments from revolving line of credit – noncurrent obligation	(53,600)	(26,060)
Repayment of prior revolving line of credit	(38,945)	—
Net change in revolving line of credit – current obligation	—	4,249
Payments on long-term debt and capital lease obligations	—	(13)
Proceeds from exercise of private placement warrants	2,719	—
Cash paid for financing and transaction fees	(261)	(98)

Net cash provided by financing activities	8,715	1,048

Net change in cash	892	577
Cash at beginning of period	543	—

Cash at end of period	$1,435	$577

Supplemental disclosures of cash flow information
Cash paid for interest	$468	$406
Cash paid for income taxes	3,054	2,270
Supplemental disclosure of non-cash transactions
Unpaid property, plant and equipment	$923	$925
Fair value of private placement warrants exercised	2,799	—
Unpaid financing and transaction fees	208	105

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

The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow the Company to provide to its customers power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers, and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company purchases engines from third party suppliers and has recently begun producing an internally-designed engine, all of which engines are then integrated into the Company’s power systems. Additionally, the Company has begun designing and developing other engines in-house. Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which the Company coordinates significant design efforts with third party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third party suppliers. Some of the key components (including purchased engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide to its customers a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel and non-certified power systems and aftermarket components.

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

3. Recently issued accounting pronouncements

The Company evaluates the pronouncements of authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), to determine the impact of new pronouncements on GAAP and the Company. There were no new accounting pronouncements that have been issued or adopted during the three months ended June 30, 2013, that are expected to have a significant effect on the Company’s unaudited condensed consolidated financial statements.

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

Concurrent with the closing of the Reverse Recapitalization, Power Solutions International, Inc. and The W Group entered into a purchase agreement (“Private Placement”) whereby Power Solutions International, Inc. completed the sale of an aggregate of 18,000 shares of PSI preferred stock together with warrants (“Private Placement Warrants”) representing the right to purchase an aggregate of 24,000,007 shares of PSI common stock (share amount prior to the Reverse Split (as defined below)), subject to certain limitations on exercise. The shares of PSI preferred stock issued in the Private Placement were initially convertible into an aggregate of 48,000,007 shares of PSI common stock (share amount prior to the Reverse Split), subject to certain limitations. In consideration, Power Solutions International, Inc. and The W Group received proceeds of $18.0 million before transaction fees, costs and expenses of approximately $5.1 million in connection with the Reverse Recapitalization and Private Placement.

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

5. Earnings per share

The Company computes earnings (loss) per share by applying the guidance stated in ASC 260, Earnings per Share, to determine the net income (loss) available per share of its common stock. Prior to the conversion of the shares of Company preferred stock to Company common stock as described in Note 4, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” earnings per share was calculated using the two-class method because the convertible preferred shares participated in any undistributed earnings with the common stockholders, specifically, on a one-to-one, as-if converted basis, without giving effect to the limitations on conversion of the preferred stock. Thus, under the two-class method, earnings allocated to preferred shares were based upon the proportion of the “as-if converted” preferred shares to the combined total of common shares, plus the “as-if converted” shares. Basic and diluted EPS under the two-class method were then calculated as earnings allocated to common shares divided by the weighted average of the actual common shares outstanding during the reporting period after giving effect to the adjustment for the Reverse Split.

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

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the proceeds of warrant exercises, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. As of June 30, 2013, the Company’s Private Placement Warrants, stock appreciation rights (“SAR” as described in Note 12, “2012 Incentive compensation Plan”) and restricted stock (as described in Note 12, “2012 Incentive compensation Plan) were evaluated for their potentially dilutive effect under the treasury stock method.

Due to the loss reported in the unaudited condensed consolidated statements of operating results, any potentially issuable shares of Company common stock associated with the Private Placement Warrants, SAR and restricted stock granted are not included in the dilutive EPS calculation for the three and six months ended June 30, 2013. These potential shares were excluded from the diluted EPS calculation because they have an anti-dilutive effect under the treasury stock method.

For the three and six months ended June 30, 2012, the Company’s Private Placement Warrants were evaluated for their potentially dilutive effect using the treasury stock method. Due to the Company’s limited trading volume during this period, the Company estimated the average fair value of its common shares using the estimated fair value derived in the periodic valuation of its Private Placement Warrants liability as of June 30, 2012, March 31, 2012 and December 31, 2011. Based upon an average estimated fair value of $12.02 per share of the Company’s common stock for the three and six months ended June 30, 2012 and an exercise price of $13.00 per share, all of the potentially issuable shares of common stock were excluded from the diluted EPS calculation because these potential shares have an anti-dilutive effect under the treasury stock method. For the three and six months ended June 30, 2012, the Company’s SAR was also evaluated for its potentially dilutive effect using the treasury stock method. Based on the Company’s average closing market price and the SAR strike price, as well as certain other requirements as defined in the stock appreciation rights award agreement, the SAR granted was not dilutive to the Company’s earnings per share during the period from date of grant to June 30, 2012. Accordingly, all potentially issuable shares of Company common stock associated with the SAR were excluded from the diluted EPS calculation. See Note 10, “2012 Incentive compensation plan,” for the details associated with the aforementioned SAR grant.

During the three and six months ended June 30, 2013, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 70,833 and 209,167 shares of the Company’s common stock, respectively.

The computations of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2013 and 2012, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(2,100)	$2,961	$(5,027)	$4,111

Denominator:
Weighted average common shares outstanding-basic	9,243,773	9,064,537	9,171,942	9,064,537
Diluted effect of common stock equivalents	—	—	—	—
Weighted average common shares outstanding-diluted	9,243,773	9,064,537	9,171,942	9,064,537

(Loss) earnings per share of common stock – basic and diluted
(Loss) earnings per share of common stock – basic	$(0.23)	$0.33	$(0.55)	$0.45

(Loss) earnings per share of common stock – diluted	$(0.23)	$0.33	$(0.55)	$0.45

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

Inventory consists of the following as of:

	June 30, 2013	December 31, 2012
Raw material	$45,110	$36,006
Finished goods	2,822	3,962

Total	$47,932	$39,968

7. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	June 30, 2013	December 31, 2012
Land	$260	$260
Buildings and improvements	3,893	3,882
Office furniture and equipment	2,438	2,172
Tooling and equipment	5,837	5,505
Transportation equipment	223	223
Construction in progress	3,369	594

Property, plant and equipment, at cost	16,020	12,636
Accumulated depreciation	(6,083)	(5,491)

Property, plant and equipment, net	$9,937	$7,145

8. Fair value of financial instruments

As of June 30, 2013 and December 31, 2012, the Company measured its financial assets and liabilities under the amended ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of June 30, 2013 and December 31, 2012, the Company’s Private Placement Warrants were measured at fair value under ASC Topic 820. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

As of June 30, 2013 and December 31, 2012, the Company estimated the fair value of its Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the following as of:

	June 30, 2013	December 31, 2012
Market value of the Company’s common stock	$33.59	$16.18
Exercise price	$13.00	$13.00
Risk-free interest rate	0.61%	0.42%
Estimated price volatility	45.00%	45.00%
Marketability discount	10.00%	15.00%
Contractual term	2.83 years	3.33 years
Dividend yield	—	—

The market value of the Company’s common stock was based on its closing price on June 30, 2013, and December 31, 2012, the date of each valuation. The volatility factor noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. The resulting warrant valuations as of June 30, 2013, and December 31, 2012, were discounted by 10% and 15%, respectively, reflecting the fact that the Private Placement Warrants are not directly traded and are burdened by a lack of marketability. If all other assumptions were held constant, the recorded liability of the Private Placement Warrants would increase or decrease by approximately $992,000 due to a 10% change in the value of these warrants based on the Black-Scholes option pricing model.

The following table summarizes fair value measurement by level as of June 30, 2013, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$9,920

The following table summarizes fair value measurements by level as of December 31, 2012, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$3,666

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument as of June 30, 2013:

Balance at December 31, 2012	$3,666
Fair value of private placement warrants exercised	(2,799)
Increase in the value of private placement warrants	9,053

Balance at June 30, 2013	$9,920

For the three and six months ended June 30, 2013, the Company recognized an expense of $4,207,000 and $9,053,000, respectively, due to an increase in the estimated fair value of the Company’s Private Placement Warrants. For the three and six months ended June 30, 2012, the Company recognized income of $1,050,000 and $457,000, respectively, due to a decrease in the estimated fair value of the Company’s Private Placement Warrants. These expenses (income) were recorded as “Private placement warrant expense (income)” on the Company’s unaudited condensed consolidated statements of operations for the respective periods.

Financial assets and liabilities not measured at fair value

As of June 30, 2013, and December 31, 2012, the Company’s revolving line of credit (including accrued interest recorded under accrued liabilities) recorded on the unaudited condensed consolidated balance sheets was carried at cost. The carrying value of the revolving line of credit approximates fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile has not changed significantly since the origination of these financial liabilities. Under ASC Topic 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable.

9. Revolving line of credit

On April 29, 2011, in connection with the closing of the Reverse Recapitalization, The W Group and Power Solutions International, Inc. entered into a loan and security agreement (“Harris Agreement”) with BMO Harris Bank N.A. (“BMO Bank”), which replaced the existing loan and security agreement that The W Group had with a senior lender.

The Harris Agreement, prior to its March 20, 2012 amendment, provided for borrowings up to $35.0 million under a revolving line of credit and was scheduled to mature on April 29, 2014. The Harris Agreement was collateralized by substantially all of the Company’s assets. The Company was required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio and a limitation on annual capital expenditures. The Harris Agreement contained customary covenants and restrictions, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Harris Agreement required cash accounts to be held with BMO Bank. Historically, the Company’s financing arrangements, including the Harris Agreement, required that cash received be applied against the Company’s revolving line of credit. Accordingly, the Company did not maintain cash on its consolidated balance sheet during the term of the Harris Agreement and the loan and security agreement immediately preceding the Harris Agreement, but instead funded its operations through borrowings under its revolving line of credit.

Under the Harris Agreement, prior to its amendment on March 20, 2012: (a) the Company was a party to the Harris Agreement and pledged all of its shares of The W Group to BMO Bank as collateral for the revolving line of credit; (b) there were no term loans; (c) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) the Company had a limitation on annual capital expenditures; and (e) a fixed charge coverage ratio was included, except that this fixed charge coverage ratio excluded certain historical debt service costs and certain other one-time expenses (both as defined in the Harris Agreement).

On March 20, 2012, the loan and security agreement with BMO Bank was amended (the Harris Agreement, as so amended, the “Amended Harris Agreement I”) to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. Under the terms of the Amended Harris Agreement I: (a) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused revolving line fee was reduced to 0.25%; and (c) the Company was only required to report its compliance with the fixed charge coverage ratio for any month when the Company’s Excess Availability, (as defined in the Amended Harris Agreement I), was less than the Liquidity Threshold. The Liquidity Threshold is defined in the Amended Harris Agreement I as the greater of (i) $7.5 million or (ii) 12.5% of the total credit facility of $50.0 million, as may have been reduced from time to time pursuant to the terms of the Amended Harris Agreement I. When required to report its compliance with the fixed charge coverage ratio, the Company would have had to continue to report its compliance with the fixed charge coverage ratio until it had exceeded the Liquidity Threshold for 60 consecutive days. Additionally, under the Amended Harris Agreement I, cash balances were no longer automatically swept by BMO Bank, and, as a result, from time to time, the Company carried cash balances on its consolidated balance sheet.

On November 8, 2012, the loan and security agreement with BMO Bank was further amended (the Harris Agreement, as so amended, “Amended Harris Agreement II”). The Amended Harris Agreement II increased the Company’s thresholds for certain transactions, allowing the Company to: (i) make acquisitions up to an aggregate of $2.0 million, (ii) enter into joint ventures up to an aggregate of $2.0 million, up from $500,000, and (iii) make annual capital expenditures up to an aggregate of $8.0 million, up from $4.0 million. These thresholds were subject to certain limitations as set forth in the Amended Harris Agreement II.

On June 28, 2013, the Company entered into a credit agreement with Wells Fargo Bank, National Association, (the “Wells Credit Agreement”) which replaced the Amended Harris Agreement II with BMO Harris Bank N.A. The Wells Credit Agreement enables the Company to borrow under a revolving line of credit which is secured by substantially all of the Company’s tangible and intangible assets (other than real property). The Wells Credit Agreement (a) provides an initial maximum $75.0 million revolving line of credit to the Company, which, at the Company’s request and subject to the terms of the Wells Credit Agreement, may be increased up to $100.0 million during the term of the Wells Credit Agreement; (b) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (c) has an unused line fee of 0.25% and (d) requires the Company to report its fixed charge coverage ratio when its Excess Availability (as defined in the Wells Credit Agreement) is less than the Threshold Amount (as defined in the Wells Credit Agreement) for a period of 60 consecutive days, until the Company’s availability is greater than or equal to the Threshold Amount. The Threshold Amount is defined in the Wells Credit Agreement as the greater of (i) $9,375,000 or (ii) 12.5% of the maximum revolver amount of $75.0 million or as it may be increased during the term of the Wells Credit Agreement up to $100.0 million.

Under the Wells Credit Agreement, the amount that the Company may borrow is limited to the lesser of the maximum available amount and borrowing base. The borrowing base is calculated as a percentage of the Company’s eligible accounts receivable and eligible inventory (as defined in the Wells Credit Agreement). At inception, the Company’s availability was $55.3 million under the Wells Credit Agreement. The Company is required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio of not less than 1.0 to 1.0, the testing of which commences on the last day of the month prior to the date the Company’s Excess Availability (as defined in the Wells Credit Agreement) is less than the Threshold Amount and continuing for a period of 60 consecutive days, until the Company’s availability is greater than or equal to the Threshold Amount. The Wells Credit Agreement also contains customary covenants and restrictions applicable to the Company, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Wells Credit Agreement requires the Company’s cash accounts to be held with Wells Fargo Bank subject to an interim period during which the Company’s cash accounts and activities are transitioned from BMO Harris Bank N.A. to Wells Fargo Bank. The Credit Agreement is scheduled to mature on June 28, 2018.

In connection with the refinancing, the Company recognized a loss on extinguishment of debt of approximately $270,000, for deferred financing costs related to the BMO Harris Bank N.A. agreement, in the three months ended June 30, 2013.

As of June 30, 2013, all of the $37.2 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $18.3 million at June 30, 2013.

As of December 31, 2012, $5.9 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equaled 3.25% with the applicable margin included. The remaining outstanding balance of $25.0 million as of December 31, 2012, had been designated to bear interest at the LIBOR rate, plus an applicable margin which equaled 1.96%. The unused and available revolving line of credit balance was $19.1 million at December 31, 2012.

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

The computation of the estimated annual ETR for each interim period requires certain estimates and significant judgments, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state jurisdictions, estimates of permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes. For the 2013 fiscal year, the Company’s estimated annual ETR is 37%, which excludes (i) the impact of the 2012 federal research tax credit which was enacted into law on January 2, 2013, and may not be retroactively applied to the prior year under generally accepted accounting principles, and (ii) the impact of changes in the valuation of the Private Placement Warrants, which is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the Private Placement Warrants, it is not possible to project the impact of the change in the Private Placement Warrants in the computation of the Company’s estimated annual ETR. As a result, the Company’s reported ETR will differ from the estimated annual ETR due to the changes in the valuation of the Private Placement Warrants in the periods in which such changes occur.

For the six months ended June 30, 2013, the Company reported a pre-tax loss. The pre-tax loss was attributable to the expense recognized from a change in the valuation of the Private Placement Warrants during the period, which as noted above, represented a permanent non-taxable expense. The Company calculated its reported income tax provision for the six months ended June 30, 2013, excluding this expense and the result was a charge to income taxes for the period while reporting a pre-tax loss on its financial statements. As a result, the Company’s reported ETR for the six months ended June 30, 2013 is not a meaningful presentation. The Company’s ETR for the six months ended June 30, 2012 was 34.5% after taking into account the non-deductibility of the income associated with the Private Placement Warrants recognized in the period. Excluding the impact of the income/expense associated with the Private Placement Warrants, the Company’s effective income tax rate was 35.4% and 37.2% in the six months ended June 30, 2013 and 2012, respectively.

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

Also, pursuant to the purchase agreement for the Private Placement, additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in the event that the Company issues securities in a public or private offering or in a series of related offerings occurring prior to the end of the valuation period (expected to end on August 26, 2013) and resulting in gross proceeds to the Company of at least $5.0 million, at or below an effective price per share of $12.00 as adjusted for the Reverse Split, subject to further adjustment for stock splits, stock dividends or other reclassifications or combinations of the Company’s common stock.

The Company’s Private Placement Warrants are accounted for as a liability, in accordance with ASC 480-10-25-14, Distinguishing Liabilities from Equity. ASC 480-10-25-14 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. The effect of the change in value of the obligation is reflected as “Private placement warrant expense (income)” in the Company’s unaudited condensed consolidated statement of operations.

Shares reserved for specific purposes

As of June 30, 2013, and December 31, 2012, 527,085 shares of Company common stock and 736,252 shares of Company common stock, respectively, remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement.

The Company and Gary S. Winemaster, the Company’s Chief Executive Officer and President, and Chairman of the Board of Directors of the Company, entered into a Stock Purchase Agreement, pursuant to which, on October 31, 2011, the Company purchased from Mr. Winemaster 830,925 shares of Company common stock for $4.25 million, or $5.11 per share. These shares were returned to the Company’s treasury as authorized and issued, but not outstanding, shares of common stock of the Company. These 830,925 shares of Company common stock were reserved for awards pursuant to the Company’s 2012 Incentive Compensation Plan. Refer to Note 12, “2012 Incentive compensation plan,” for further details on shares reserved for awards. Contingently issuable shares, as described below, will be reserved when the conditions for their issuance have been met.

Contingently issuable securities

As described above under “Private placement warrants,” additional shares of the Company’s common stock and additional warrants may be issued to the investors in the Private Placement in certain events. The conditions under which such issuance may occur have not occurred as of June 30, 2013, nor were they reasonably likely to occur as of the date of issuance of the unaudited condensed consolidated financial statements presented herein.

Registration rights agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the investors in the Private Placement and Roth Capital Partners, LLC, pursuant to which it agreed to file a registration statement on Form S-1, with the SEC, covering the resale of “Registrable Securities” (as defined below) (which includes the shares of the Company’s common stock that were issuable upon conversion of shares of the Company’s preferred stock originally issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants and shares of the Company’s common stock that were issuable upon exercise of the Roth Warrant), on or before the date which is 30 days after the closing date of the Private Placement, and to use its commercially reasonable efforts to have such registration statement declared effective by the SEC as soon as practicable. The Company further agreed, within 30 days after it becomes eligible to use a registration statement on Form S-3 to register the Registrable Securities for resale, to file a registration statement on Form S-3 covering the Registrable Securities. On June 27, 2013, within 30 days after the Company became eligible to use a registration statement on Form S-3, in accordance with the Registration Rights Agreement, it filed a registration statement on Form S-3 (as a post-effective amendment to the registration statement on Form S-1) covering the Registrable Securities, which was declared effective on June 27, 2013.

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

Pursuant to the Private Placement Registration Rights Agreement, the holders of Registrable Securities are also entitled to certain piggyback registration rights if the Registrable Securities are not covered by one or more effective registration statements. As of June 30, 2013, and as of the time of the closing of the public offering on July 16, 2013, all of the Registrable Securities were covered by an effective registration statement. “Registrable Securities,” as contemplated by the Private Placement Registration Rights Agreement, means certain shares of the Company’s common stock, including those shares that were issuable upon conversion of shares of Company preferred stock issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants and the shares of the Company’s common stock that were issued upon exercise of the Roth Warrant; provided, that, any such share shall cease to be a Registrable Security upon (A) sale pursuant to the registration statement or Rule 144 under the Securities Act, (B) such share becoming eligible for sale without restriction by the selling securityholder holding such security pursuant to Rule 144 under the Securities Act or (C) such share otherwise becoming eligible for sale without restriction pursuant to Section 4(1) of the Securities Act, provided that, any restrictive legend on any certificate or other instrument representing such shares has been removed or there has been delivered to the transfer agent for such shares irrevocable documentation (including any necessary legal opinion) to the effect that, upon submission by the applicable selling securityholder of the certificate or instrument representing such security, any such restrictive legend shall be removed.

In addition, at any time beginning six months after the closing of the Private Placement at which the Company was required to register the shares issuable upon exercise of the Private Placement Warrants, but such shares may not be freely sold to the public, the warrants may be “cashlessly” exercised by the holders thereof. In such circumstances, the warrant holders may “cashlessly” exercise the Private Placement Warrants by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price (such market price as defined in the purchase agreement for the Private Placement) of the Company’s common stock, equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Private Placement Warrants will occur without any cash being paid by the holders of the Private Placement Warrants to the Company. Because the shares issuable upon exercise of the Private Placement Warrants are currently available for resale pursuant to effective registration statements filed by the Company with the SEC, the Private Placement Warrants may not be “cashlessly” exercised as of June 30, 2013.

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

The Company had a commitment to file a registration statement on Form S-1 with the SEC as described above. If a registration statement was not filed with the SEC on or prior to the date which was 30 days after the closing date of the Private Placement, or if (1) a registration statement covering the Registrable Securities was not declared effective by the SEC prior to the earlier of (A) five business days after the SEC informed the Company that no review of such registration statement would be made or that the SEC had no further comments on such registration statement, or (B) the 120th day after the closing of the Private Placement, or (2) after a registration statement had been declared effective by the SEC, sales could not be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company would have been required to pay amounts representing liquidated damages to each of the investors. Specifically, in any such case the Company would have been required to pay each investor 1.5% of the aggregate amount invested by such investor for each 30-day period (or pro rata for any portion thereof) following the date by which such registration statement should have been filed with the SEC or been declared effective, or was unavailable, as applicable. Thus, liquidated damages to investors could have amounted to approximately $0.3 million every 30 days. The terms of the Registration Rights Agreement did not specify a maximum potential amount of liquidated damages and settlement alternatives were not provided. As the payment of liquidated damages did not appear probable at inception of the Private Placement, and remained so as of the date that any subsequent financial statements were issued, the Company did not record any contingent liability as an allocation of the gross proceeds from the Private Placement, nor subsequently, as an expense in accordance with ASC 450-20, Loss Contingencies. A registration statement covering the Registrable Securities was declared effective on August 26, 2011 by the SEC, which resolved the contingency regarding the registration statement being declared effective.

The Company had a commitment to file a registration statement on Form S-3 with the SEC as described above. If a registration statement on Form S-3 was not filed with the SEC within 30 days after the Company became eligible to use a registration statement on Form S-3, then the Company would have been required to pay amounts representing liquidated damages to each of the investors. Specifically, in any such case the Company would have been required to pay each investor 1.5% of the aggregate purchase price paid by such investor that is attributable to those Registrable Securities that remain unsold at that time each 30-day period (or pro rata for any portion thereof) following the date by which such registration statement should have been filed with the SEC. The terms of the Registration Rights Agreement did not specify a maximum potential amount of liquidated damages and settlement alternatives were not provided. As the payment of liquidated damages did not appear probable at inception of the Private Placement, and remained so as of the date that any subsequent financial statements were issued, the Company did not record any contingent liability as an allocation of the gross proceeds from the Private Placement, nor subsequently, as an expense in accordance with ASC 450-20, Loss Contingencies. A registration statement on Form S-3 (as a post-effective amendment to the registration statement on Form S-1) covering the Registrable Securities was filed with the SEC on June 27, 2013, which resolved the contingency regarding the registration statement on Form S-3 being filed with the SEC.

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

Under the 2012 Plan, the 830,925 shares of the Company’s common stock held in treasury were initially made available for awards pursuant to the 2012 Plan. Of the Company’s common stock held in treasury, 543,872 shares are underlying a SAR award granted to the Company’s Chief Operating Officer on June 6, 2012, and 3,333 shares and 174,995 shares of restricted stock were granted to the Company’s Chief Financial Officer and to other eligible employees, respectively, on June 17, 2013 (both of which are further described below). As of June 30, 2013, the Company had 108,725 shares of common stock available for future issuance under the 2012 Plan.

On July 31, 2013, the Board of Directors of the Company, upon recommendation of the Compensation Committee, adopted an amendment to the 2012 Plan to increase the number of shares of common stock available for issuance under the 2012 Plan by 700,000 shares, subject to approval by the Company’s stockholders. The Company is holding its annual meeting of stockholders on August 28, 2013, and the Company’s stockholders will vote at such meeting on a proposal to approve the amendment.

SAR award agreement

On June 6, 2012 (the “SAR Grant Date”), the Compensation Committee of the Board of Directors approved, and the Company granted, a SAR to the Company’s Chief Operating Officer (“Grantee”) pursuant to the 2012 Plan and a Stock Appreciation Rights Award Agreement (“SAR Award Agreement”), dated as of the SAR Grant Date. The SAR granted to the Grantee covers an aggregate of 543,872 shares of Company common stock and is exercisable only in whole shares at a price per share of $22.07.

The SAR granted to the Grantee vests and becomes exercisable ratably on each of the first three anniversaries of the SAR Grant Date (“graded vesting”). In addition, the SAR did not become exercisable until the date that was the last of any seven Valuation Dates (as defined in the SAR Award Agreement) within any period of ten or fewer consecutive Valuation Dates that commenced after the grant date and prior to the expiration date on each of which the market value per share of Company common stock is at least $22.07. This market condition was met during the quarter ended June 30, 2013. The SAR expires on the tenth anniversary of the SAR Grant Date.

The SAR entitles the Grantee to receive, upon any exercise, a number of shares of the Company’s common stock equal to (i) the number of shares for which the SAR is being exercised multiplied by the value of one share of the Company’s common stock on the date of exercise (determined as provided in the SAR Award Agreement), (ii) less the number of shares for which the SAR is being exercised multiplied by $22.07, (iii) divided by the value of one share of the Company’s common stock on the date of exercise (determined as provided in the SAR Award Agreement). The exercised SAR is to be settled only in whole shares of the Company’s common stock, and the value of any fractional share of the Company’s common stock will be forfeited.

The SAR granted is accounted for as equity, in accordance with ASC 718, Compensation – Stock Compensation. ASC 718-10-25-11 states that options or similar instruments on shares shall be classified as liabilities if either the underlying shares are classified as liabilities or the entity can be required under any circumstance to settle the option or similar instrument by transferring cash or other assets. The Company’s underlying shares are classified as equity, and under the terms of the SAR Award Agreement, the Company must settle the exercised portion of the SAR in shares of the Company’s common stock. As such, the Company has accounted for the SAR as equity.

As of the SAR Grant Date, the fair value of the SAR was estimated using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the fair value of the Company’s common stock, exercise price, risk-free interest rate, estimated price volatility, term and dividend yield.

Due to the limited trading activity in the Company’s common stock at the date of issuance of the SAR, the fair value of the Company’s common stock was established through multiple valuation techniques, including (a) the income approach in the form of the discounted cash flow method and (b) the market approach in the form of (i) the guideline public company method and (ii) the merger and acquisition method. The technique used in estimating equity associated solely with the SAR was the Option Pricing Method.

In addition to that described above, other assumptions used in the Black-Scholes method included the following as of June 6, 2012: an expected term of 6.0 years, a risk-free interest rate of 0.92%, an anticipated volatility factor of 55.0% and a zero dividend yield. The resulting valuation as of June 6, 2012, was discounted by 15%, reflecting an assessment of the trading activity of the Company’s common stock (and by extension the SAR). The suggested value from the Black-Scholes method reflected a fully marketable security that was not burdened by limited marketability; however, at that time, the Company’s common stock (and by extension the SAR) did not have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the SAR. This approach was consistent with that utilized to value the Company’s Private Placement Warrants at that time.

ASC Topic 718, Compensation — Stock Compensation, was utilized in order to estimate the fair value of the SAR. The term fair value has been defined in Note 8, “Fair value of financial instruments.” ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award as of the grant date. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10-55-72 provides that, if vesting (or exercisability) of an award is based on satisfying both a market condition and a performance or service condition and it is probable that the performance or service condition will be satisfied, the initial estimate of the service period is the longest of the explicit, implicit or derived service period. The Company has computed compensation expense by applying the guidance stated in ASC 718, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method). Since, as noted above, the SAR granted by the Company includes both a market and service condition, the Company used the longest of the periods to define its requisite service period in each separately vesting portion or tranche. To determine the derived service period associated with the SAR’s market condition, the Company performed a Monte Carlo analysis in order to estimate the likely timeframe until the Company’s public equivalent value would exceed its aggregate exercise price over a period of seven days within a period of 10 or fewer trading days (i.e. the value at which the per share value of the Company’s equity exceeds $22.07). Based on the results of this analysis, the derived service period associated with the SAR’s market condition was determined to be 1.78 years. Thus, compensation expense for the first tranche was computed on a straight-line basis over the derived service period of 1.78 years. The second and third tranches were computed on a straight-line basis over the explicit service period. During the second quarter of 2013, due to the fact that the market condition was achieved earlier than the estimated derived service period of 1.78 years (and the fact that the normal service period had been achieved), the Company was required to accelerate the recognition of $241,000 of compensation expense that equated to the remainder of the first tranche of expense.

In the three and six months ended June 30, 2013, the Company recognized $450,000 and $657,000, respectively, of expense for the SAR granted. These amounts include the additional $241,000 of accelerated SAR expense due to the market condition described above having been achieved earlier than the estimated derived service period as described above. In the three and six months ended June 30, 2012, the Company recognized $56,000 of expense for the SAR. As of June 30, 2013, there was $667,000 of total unrecognized compensation expense related to the SAR granted under the Plan and the SAR expense is expected to be recognized over approximately the next two years.

Restricted stock award agreement

On June 17, 2013 (the “Restricted Stock Grant Date”), the Compensation Committee of the Board of Directors approved, and the Company granted, 178,328 shares of Company common stock (“Restricted Stock”) to various employees pursuant to the 2012 Plan and subject to a Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). The fair value of the Restricted Stock was $36.00 on the Restricted Stock Grant Date. These shares of Restricted Stock vest in various increments and periods over a maximum of ten years from the Restricted Stock Grant Date as defined under the Restricted Stock Award Agreement.

In the three months ended June 30, 2013, the Company recognized approximately $18,000 of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. As of June 30, 2013, there was approximately $6,402,000 of total unrecognized compensation expense related to the Restricted Stock granted under the 2012 Plan. The total Restricted Stock expense is expected to be approximately $6,420,000, and the weighted-average period over which total unrecognized compensation cost is expected to be recognized is approximately 8.64 years.

13. Commitments and contingencies

The Registration Rights Agreement provides, among other things, that if, after such registration statement has been declared effective by the SEC, sales cannot be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company is required to pay amounts representing liquidated damages to each of the investors, on the same basis as the liquidated damages the Company could have been required to pay in connection with the initial registration statement filed pursuant to the Registration Rights Agreement. See also note 11, “Stockholders Equity” for a discussion of a contingency related to the filing of a registration statement on Form S-3.

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

On December 7, 2012, the Company signed an agreement to enter into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian market. The facility is expected to be completed in the latter part of 2013, with operations commencing shortly thereafter. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture. On July 5, 2013, the Company made an initial contribution of $500,000 to the start-up of the joint venture.

14. Related party purchase and sale transaction

Thomas Somodi, who previously served as the Company’s Chief Operating Officer and Chief Financial Officer, entered into (i) a subscription agreement, dated as of April 16, 2005, as amended by the amendment to the subscription agreement, effective January 1, 2008, and (ii) an employment agreement dated as of April 16, 2005, as amended by the amendment to the employment agreement, effective January 1, 2008. Pursuant to the subscription agreement entered into with Mr. Somodi, Mr. Somodi acquired shares of The W Group which represented 10% of the issued and outstanding shares of common stock of The W Group as of the date of such agreement and immediately prior to the closing of the Reverse Recapitalization, and the subscription agreement provided that, upon any issuance or change in the structure of capital stock, The W Group would make an equitable adjustment to the shares held by Mr. Somodi so that Mr. Somodi would maintain an interest equal to 10% of the fully-diluted capital stock of The W Group. The subscription agreement further provided (i) Mr. Somodi with the right to require The W Group to purchase his shares, and (ii) The W Group with the right to require Mr. Somodi to sell his shares to The W Group, upon The W Group’s achievement of certain thresholds relating to the valuation of The W Group. Also, Mr. Somodi agreed to sell his shares, if requested by the W Group, to a third party in connection with the sale of The W Group.

On April 28, 2011, Gary Winemaster, Chief Executive Officer, and Mr. Somodi entered into a purchase and sale agreement which was subsequently amended on October 31, 2011, as described below, whereby Mr. Winemaster agreed to purchase all of Mr. Somodi’s shares of preferred and common stock in The W Group, which shares converted into an aggregate of 830,925 shares of Company common stock upon the consummation of the Reverse Recapitalization as adjusted for the Reverse Split as described in Note 4 “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger.”

On October 31, 2011, Mr. Winemaster and Mr. Somodi amended the purchase and sale agreement to provide that Mr. Winemaster would purchase the 830,925 shares of the Company’s common stock then held by Mr. Somodi at an initial closing upon delivery by Mr. Winemaster of $4.25 million, by delivery of a full-recourse promissory note therefore, and to modify the terms upon which Mr. Winemaster is required to transfer shares of the Company’s common stock to Mr. Somodi upon the Company’s achievement of certain common stock value thresholds set forth in the purchase and sale agreement as follows: (a) an aggregate of 112,530 shares of Company common stock within 90 days of such time as the value per share of the Company’s common stock is at least $22.2162; (b) an additional aggregate of 135,036 shares of Company common stock within 90 days of such time as the value per share of the Company’s common stock is at least $27.7717; and (c) an additional aggregate of 90,024 shares of the Company’s common stock within 90 days of such time as the value per share of the Company’s common stock is at least $33.3244. All share and per share numbers in the foregoing provisions are subject to adjustment for stock splits, stock dividends, stock combinations and similar events.

Messrs. Winemaster and Somodi consummated the sale of the 830,925 shares of Company common stock from Mr. Somodi to Mr. Winemaster pursuant to the terms of the purchase and sale agreement, as amended, on October 31, 2011, and, thereafter on October 31, 2011, pursuant to the terms of a purchase agreement between the Company and Mr. Winemaster, the Company purchased the 830,925 shares of the

Company’s common stock from Mr. Winemaster in exchange for delivery by the Company to Mr. Winemaster of $4.25 million, representing a price per share of $5.11. The promissory note delivered by Mr. Winemaster to Mr. Somodi in exchange for the shares at the closing of the transactions contemplated by the purchase and sale agreement, as amended, was paid in full by Mr. Winemaster on October 31, 2011. Promptly following the purchase of the shares by the Company from Mr. Winemaster pursuant to the terms of the purchase agreement, the shares were returned to the Company’s treasury as authorized and issued, but not outstanding, shares of Company common stock.

Pursuant to the terms of the purchase and sale agreement, as amended, Mr. Winemaster has the right to elect to make a payment to Mr. Somodi equal to the product of the number of shares Mr. Winemaster would otherwise be required to deliver to Mr. Somodi upon achievement of a common stock value threshold, multiplied by the applicable threshold price. The first common stock value threshold was achieved on or about March 27, 2013, the second common stock value threshold was achieved on or about May 7, 2013, and the third common stock value threshold was achieved on or about May 28, 2013. On June 24, 2013, Mr. Somodi transferred to the Company his right to receive shares or a cash payment from Mr. Winemaster as a result of the achievement of the first common stock value threshold, in exchange for a cash payment by the Company to Mr. Somodi of $2.5 million. Mr. Winemaster contemporaneously paid the Company $2.5 million in full satisfaction of Mr. Winemaster’s obligations to the Company as a result of the achievement of the first common stock value threshold. These transactions were all approved by the Audit Committee. On August 5, 2013, Mr. Somodi again transferred to the Company his right to receive shares or a cash payment from Mr. Winemaster as a result of the achievement of the second common stock value threshold, in exchange for a cash payment by the Company to Mr. Somodi of $3.75 million. Mr. Winemaster contemporaneously paid the Company $3.75 million in full satisfaction of Mr. Winemaster’s obligations to the Company as a result of the achievement of the second common stock value threshold. These transactions were also approved by the Audit Committee. The Company, Mr. Winemaster and Mr. Somodi may restructure, in the same manner, Mr. Winemaster’s obligations to Mr. Somodi as a result of the achievement of the third common stock value threshold. Any such, or similar, restructuring would require approval of the Audit Committee.

15. Subsequent event

On July 16, 2013, the Company closed an underwritten public offering of 2,005,000 shares of its common stock at a price to the public of $35.00 per share. The Company sold 1,050,000 shares of its common stock, and certain selling stockholders, sold 955,000 shares of common stock in the offering. The proceeds to the Company, net of the underwriter’s fees were $34,530,250 before deducting estimated offering expenses of approximately $200,000 payable by the Company. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The Company used $25.0 million of the net proceeds to repay outstanding borrowings under the Company’s revolving line of credit.

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

Cost of sales

We manufacture and assemble our products at our facilities in Wood Dale, Illinois. The most significant component of our cost of sales is the engine cost. The remainder of our cost of sales primarily includes the cost of additional materials utilized in our finished goods, labor, freight, depreciation and other inventoriable costs such as allocated overhead.

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

General and administrative expenses principally represent costs of our corporate office and personnel that provide management, accounting, finance, human resources, information systems and related costs which support the organization. In addition to wages and benefits, costs include public company expenses, professional services fees, insurance premiums, banking fees and other general facility and administrative support costs.

Other expense (income)

Other expense (income) includes interest expense on our revolving line of credit and other obligations upon which we pay interest, changes in the valuation of the warrants issued in the private placement that closed on April 29, 2011, as well as other pre-tax transactions which require classification in other than operating results. The change in the valuation of our private placement warrants is subject to change based upon fluctuations in the market price of our common stock which can vary significantly from period to period. Other expense (income) may also include other non-operating expenses from time to time, such as a loss on debt extinguishment and other matters which are not otherwise considered operating income or expense.

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

Stock-based and other executive compensation

In the latter part of the second quarter of 2012, our Compensation Committee of the Board of Directors approved, and we granted a stock appreciation rights award to our Chief Operating Officer. As a result, we have incurred non-cash, stock-based compensation expense for the full six months ended June 30, 2013, as compared to approximately one month of such expense for the same period in 2012. Further, as explained below, the recognition of the expense for the stock appreciation rights was accelerated as a result of achieving certain market conditions earlier than originally contemplated in the initial assumptions used to determine the expense and related recognition period for those stock appreciation rights.

On June 17, 2013, our Compensation Committee of the Board of Directors approved, and we granted restricted stock awards to certain employees. As a result, we incurred non-cash, stock-based compensation expense in the three months ended June 30, 2013, that was not present in 2012. We may consider making additional equity awards to our directors, officers and other employees and possibly to consultants, and if we do, we will incur additional non-cash, stock-based compensation expenses in future periods.

On July 31, 2013, our Board, upon recommendation of the Compensation Committee, adopted an amendment to the 2012 Plan to increase the number of shares of common stock available for issuance under the 2012 Plan by 700,000 shares, subject to approval by our stockholders. We are holding our annual meeting of stockholders on August 28, 2013, and our stockholders will vote on a proposal to approve the amendment.

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $270,000 in the three months ended June 30, 2013, due to the write-off of remaining unamortized loan fees associated with our prior credit facility. This item was not present in 2012.

Underwritten public offering

On July 16, 2013, we closed an underwritten public offering of 2,005,000 shares of our common stock at a price to the public of $35.00 per share. We sold 1,050,000 shares of our common stock, and certain selling stockholders sold 955,000 shares of common stock, in the offering. We received proceeds, net of the underwriter’s fees, of approximately $34,530,250 before deducting estimated offering expenses of approximately $200,000 that will be payable by us. We did not receive any proceeds from the sale of the shares by the selling stockholders. We used $25.0 million of the net proceeds to repay outstanding borrowings under our revolving line of credit.

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

Results of operations

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Net sales

Our net sales increased $9,023,000 (18.0%) to $59,138,000 for the three months ended June 30, 2013, compared to $50,115,000 in the three months ended June 30, 2012, of which an increase in sales volume (as opposed to price increases) accounted for approximately $8,208,000 of the year over year increase. Our power systems and related sales increased approximately $7,740,000 and parts sales accounted for the remaining $1,283,000 increase. The sales increase was primarily due to strong growth in power generation sales, driven in large part by increased demand for our larger power systems.

Gross profit

Our gross profit increased $2,352,000 (26.6%) to $11,184,000 for the three months ended June 30, 2013, from $8,832,000 in the three months ended June 30, 2012. Our gross profit increased primarily due to the previously discussed increase in sales. Gross margin increased to 18.9% for the three months ended June 30, 2013, compared to 17.6% for the same period in 2012, primarily due to a product mix shift in favor of engines with a higher gross margin in the three months ended June 30, 2013.

Research & development and engineering

Research & development and engineering expense increased $481,000 (26.6%) to $2,289,000 in the three months ended June 30, 2013, as compared to $1,808,000 in 2012. We incur expenses connected with our professional engineers and amounts paid to third parties for contract services associated with our research and development activities. Compensation and benefits increased $317,000 in the three months ended June 30, 2013 as compared to the same period in 2012 as we added staff to support product development activities, including development activities associated with pursuing on-road applications for our products. Other research & development and engineering expenses increased an aggregate of $164,000 in the three months ended June 30, 2013 as compared to the same period in 2012, principally related to development activities, recognition of deferred emission expenses and other costs directly associated with engineering. As a percentage of net sales, research & development and engineering expenses increased to 3.9% for the three months ended June 30, 2013, compared to 3.6% for the same period in 2012.

Selling and service expense

Selling and service expenses increased $506,000 (32.0%) to $2,089,000 for the three months ended June 30, 2013, from $1,583,000 in the three months ended June 30, 2012. Wages and benefits increased $146,000 in the three months ended June 30, 2013 as compared to the same period in 2012 as we have increased our staff to pursue growth opportunities, as well as to support the increase in sales. Warranty expense increased $185,000 in the three months ended June 30, 2013 as compared to 2012 as our sales continue to increase. The remaining expenses increased across multiple categories, none of which was individually significant, as we pursue additional opportunities and support our existing customers. As a percentage of net sales, selling and service expenses increased to 3.5% in 2013 compared to 3.2% for the same period in 2012.

General and administrative expense

General and administrative expenses increased $918,000 (44.8%) to $2,966,000 for the three months ended June 30, 2013, from $2,048,000 in 2012. Wages and benefits increased $708,000 in the three months ended June 30, 2013 as compared to the same period in 2012. Of this increase, $394,000 was attributable to an increase in the compensation expense associated with the stock appreciation right granted to our Chief Operating Officer in June 2012. This additional expense arose from (i) a full three month’s expense in 2013 as compared to one month in 2012 and (ii) $241,000 of accelerated stock compensation expense arising as a result of the achievement of the market condition earlier than projected in the stock appreciation rights assumptions made at the time the stock appreciation right was granted. The remaining $314,000 increase in wages and benefits in the three months ended June 30, 2013 was attributable to an increase in administrative staff to support our growth. Public company expenses also increased approximately $160,000; such costs were principally attributable to an increase in franchise taxes, our application to be listed on NASDAQ (which became effective on May 28, 2013) and various other public company expenses. As a percentage of net sales, general and administrative expenses increased to 5.0% in the three months ended June 30, 2013, from 4.1% for the same period in 2012.

Other expense (income)

Interest expense decreased $49,000 (16.9%) to $241,000 in the three months ended June 30, 2013, as compared to $290,000 in 2012. The decrease in interest expense was primarily attributable to a decrease in the weighted average borrowing rate on our bank debt from 2.41% in the three months ended June 30, 2012 to 2.25% in the three months ended June 30, 2013. Holding all other variables constant, we believe that for the full year of 2013 our effective interest rate will remain relatively unchanged from 2012.

We recognized a loss on debt extinguishment of $270,000 in the three months ended June 30, 2013, due to the write-off of remaining unamortized loan fees associated with our prior credit facility. The remaining unamortized loan fees were required to be expensed when we replaced our credit facility effective June 28, 2013, and repaid the balance outstanding under our prior credit agreement. See “Liquidity and Capital Resources — Credit Agreements” below for further discussion regarding the refinancing of our prior credit facility with a new lender.

Private placement warrant expense (income) increased $5,257,000 to $4,207,000 in expense in the three months ended June 30, 2013 as compared to $1,050,000 of income in the three months ended June 30, 2012. This increase was attributable to a change in the estimated fair value of our private placement warrants. The change in estimated fair value of the private placement warrants was primarily attributable to an increase in the trading price of our common stock period over period.

Income tax expense

Our income tax expense increased $106,000 to $1,239,000 in the three months ended June 30, 2013, as compared to $1,133,000 for the same period in 2012. We have estimated an interim effective income tax rate of 37% for 2013, excluding, (i) the 2012 federal research tax credit, and (ii) the impact of any change in the valuation of the private placement warrants. The change in the valuation of our private placement warrants is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs. Due to the significance of the change in the valuation of the private placement warrants on income, which resulted in a pre-tax loss for financial statement purposes, and its exclusion from the computation of income taxes, our actual income tax rate for the three months ended June 30, 2013, is not a meaningful calculation. The income tax rate for the three months ended June 30, 2013, excluding the expense due to the private placement warrants was 37.0%.

Our reported income tax rate was 27.7% for the three months ended June 30, 2012. Excluding the income associated with the private placement warrants, our effective income tax rate was 37.2% for the three months ended June 30, 2012.

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

Net sales

Our net sales increased $13,527,000 (13.8%) to $111,714,000 in the six months ended June 30, 2013 compared to $98,187,000 for the same period of 2012, of which power system sales accounted for $11,428,000 of the increase, with the remaining $2,099,000 increase attributable to sales of aftermarket parts. Sales volume (as opposed to price increases) accounted for $11,997,000 of the increase in the six months ended June 30, 2013, as compared to the same period in 2012.

Gross profit

Our gross profit increased $3,292,000 (19.3%) to $20,353,000 for the six months ended June 30, 2013, from $17,061,000 in the comparable period of 2012. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 18.2% for the six months ended June 30, 2013, compared to 17.4% in the same period of 2012. The higher gross margin in the six months ended June 30, 2013, as compared to the same period in 2012 was attributable to a product mix shift in favor of engines with a higher gross margin.

Research & development and engineering

Research and development and engineering expense increased $525,000 (14.9%) to $4,060,000 in the six months ended June 30, 2013, as compared to $3,535,000 for the same period in 2012. Wages and benefits increased $496,000 as we increased headcount in connection with our engineering development and support activities, including development activities associated with pursuing on-road applications for our products. The increase in other research & development and engineering expenses in the six months ended June 30, 2013 as compared to the same period in 2012, principally related to development activities, recognition of deferred emission expenses and other costs directly associated with engineering, none of which was individually significant (or significant in the aggregate). As a percentage of net sales, research & development and engineering expenses were unchanged at 3.6% in the six months ended June 30, 2013 and 2012.

Selling and service

Selling and service expenses increased $684,000 (20.8%) to $3,969,000 in the six month period ended June 30, 2013, from $3,285,000 in the comparable period of 2012. Wages and benefits increased $197,000 in the six month period ended June 30, 2013 as compared to the same period in 2012, as we have increased our staff to pursue growth opportunities, as well as to support the increase in sales. Warranty expense for estimated claims also increased $197,000 in the six months ended June 30, 2013 as compared to 2012 as our sales continue to increase. Other expenses, including product allowances and travel and trade show expenses, have also increased in the six months ended June 30, 2013 as compared to the same period in 2012 in support of our growth initiatives and to support our existing customers, none of which was individually significant. As a percentage of net sales, selling and service expenses increased to 3.6% in the six months ended June 30, 2013, compared to 3.3% for the same period in 2012.

General and administrative

General and administrative expenses increased $1,592,000 (41.8%) to $5,404,000 in the six months ended June 30, 2013, from $3,812,000 in the comparable period of 2012. Wages and benefits increased $1,168,000 in the six months ended June 30, 2013 as compared to the same period in 2012. Of this increase $601,000 was attributable to an increase in the compensation expense associated with the stock appreciation right granted to our Chief Operating Officer in June 2012. This additional expense arose from (i) a full six month’s expense in 2013 as compared to one month in 2012 and (ii) $241,000 of accelerated stock compensation expense arising as a result of the achievement of the market condition earlier than projected in the stock appreciation rights assumptions made at the time the stock appreciation rights were granted. The remaining $567,000 increase in wages and benefits in the six months ended June 30, 2013 is attributable to an increase in administrative staff to support our growth. Public company expenses also increased approximately $195,000; such costs were principally attributable to an increase in franchise taxes, our application to be listed on NASDAQ and various other public company expenses. As a percentage of net sales, general and administrative expenses increased to 4.8% in the six months ended June 30, 2013, from 3.9% for the same period in 2012.

Other (income) expense

Interest expense decreased $82,000 (15.9%) to $435,000 in the six months ended June 30, 2013, as compared to $517,000 for the same period in 2012. The decrease in interest expense was primarily attributable to a decrease in the weighted average borrowing rate on our bank debt from 2.49% in the six months ended June 30, 2012 to 2.22% in the six months ended June 30, 2013.

We recognized a loss on debt extinguishment of $270,000 in the six months ended June 30, 2013, due to the write-off of remaining unamortized loan fees associated with our prior credit facility that we replaced on June 28, 2013.

Private placement warrant expense (income) was expense of $9,053,000 in the six months ended June 30, 2013, as compared to income of $457,000 for the same period in 2012. The increase in expense was attributable to a change in the estimated fair value of our private placement warrants. The change in estimated fair value of the private placement warrants was primarily attributable to an increase in the trading price of our common stock period over period.

Income tax expense

Our income tax expense increased $42,000 to $2,206,000 in the six months ended June 30, 2013 as compared to $2,164,000 for the same period in 2012. Our income tax expense in the six months ended June 30, 2013 included a $100,000 benefit for the federal research tax credit expected to be realized for the year ended December 31, 2012. Such amount was recorded in the first quarter of 2013 and not during 2012 because the enactment of the legislation providing the federal research tax credits for 2012 was not signed into law until January 2, 2013, and generally accepted accounting principles prohibit retroactive application of tax law changes. As described above, our interim effective income tax rate for 2013 is 37% excluding (i) the 2012 federal research tax credit and (ii) the impact of any change in the valuation of the private placement warrants. Due to the significance of the change in the valuation of the private placement warrants on income, which resulted in a pre-tax loss for financial statement purposes and its exclusion from the computation of income taxes, the actual income tax rate for the six months ended June 30, 2013, is not a meaningful calculation. Our reported effective income tax rate for the six months ended June 30, 2012 was 34.5%.

Excluding the expense/(income) associated with the private warrants, our effective income tax rate was 35.4% and 37.2% for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Through June 30, 2013, our primary sources of liquidity have been and continue to be cash flows from operations, principally collections of customer accounts receivable and borrowing capacity under our credit facility. On June 28, 2013, we replaced our existing $50.0 million credit facility with BMO Harris Bank N.A. with a $75.0 million credit facility with Wells Fargo Bank, National Association. Our new and prior credit facilities are described further below under “Credit agreements”. On July 16, 2013, we completed a public offering in which we sold 1,050,000 shares of our common stock at $35.00 per share that resulted in net proceeds to us of approximately $34.3 million after underwriters’ fees and estimated expenses associated with the sale of these shares. We used $25.0 million of our net proceeds to reduce the outstanding balance on our revolving line of credit, and the remaining proceeds will be used for working capital and other general corporate purposes, which may include capital expenditures and acquisitions.

Based on our current forecasts and assumptions, we believe that our sources of cash, namely the sales of our power systems and aftermarket products and access to borrowings on our existing or future credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over at least the next twelve months. Although we believe our existing sources of liquidity will also be sufficient on a longer-term basis, that will depend on numerous factors, including the following: the continuation of our existing customer relationships and our development of new customer relationships; market acceptance of our existing and future products; the success of our product development and commercialization efforts and the costs associated with those efforts; and the costs associated with any future acquisitions, joint ventures or other strategic transactions. Accordingly, in the future we may pursue various financing alternatives, including a larger credit facility, other debt financing and/or additional equity financing.

As of June 30, 2013, we had working capital of $60,536,000 compared to $49,413,000 as of December 31, 2012. Our working capital increase of $11,123,000 was primarily attributable to an increase of $7,964,000 in our inventory since December 31, 2012, principally resulting from continued growth in our business. Working capital also increased due to a $3,120,000 reduction in our accounts payable which was principally attributable to the timing of payments due to our suppliers.

A limited number of our customers have payment terms which may extend up to 150 days. As of both June 30, 2013, and December 31, 2012, our trade receivables included $7.3 million of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $3.8 million and $3.3 million at June 30, 2013, and December 31, 2012, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit, which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the six months ended June 30, 2013

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the six months ended June 30, 2013, we used $5,206,000 to fund our operations. We had a net loss of $5,027,000, which was offset by non-cash adjustments totaling $10,739,000, resulting in cash generated from operations of $5,712,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments in the six months ended June 30, 2013 primarily included non-cash expenses of (i) $9,053,000 arising from a change in the valuation of our private placement warrants, (ii) $749,000 of depreciation and amortization and (iii) $675,000 equity-based compensation expense. Non-cash adjustments also included $270,000 arising from the loss on debt extinguishment arising from the write-off of unamortized loan financing fees as a result of the replacement of our prior credit facility with BMO Harris Bank, N.A.

Cash generated of $5,712,000 from our net loss adjusted for non-cash expenses was offset by $10,918,000 of cash used by operating assets and liabilities in the six months ended June 30, 2013. Our inventories increased $7,964,000 as we built up our inventory to support current and future period sales. In addition, our accounts payable decreased $4,251,000 as a result of the payment of suppliers, and our income taxes payable also decreased $847,000 resulting from the payment of estimated income tax obligations. We also used $284,000 arising from changes in other components of operating activities, none of which was individually significant. Partially offsetting the cash used was cash generated by a $2,428,000 decrease in our accounts receivable arising from collections in excess of our sales activity in the six months ended June 30, 2013.

Investing activities

Net cash used in investing activities was $2,617,000 in the six months ended June 30, 2013, which was related primarily to the acquisition of property and equipment.

Financing activities

We generated approximately $8,715,000 cash from financing activities for the six months ended June 30, 2013. We replaced our existing credit facility with BMO Harris Bank, N.A. on June 28, 2013 with another credit facility from Wells Fargo Bank, National Association, as more fully discussed in “Credit agreements” below. We repaid $38,945,000 representing the outstanding principal balance on the BMO Harris Bank, N.A. facility through an initial advance from the Wells Fargo Bank, National Association, facility of $38,995,000. In aggregate, net borrowings under our credit facility increased $6,207,000 the six months ended June 30, 2013 and were used to fund our operations and acquisition of capital equipment. We generated $2,719,000 of cash from the exercise of private placement warrants by our investors. These increases were offset by $261,000 of transaction and financing fees paid primarily in connection with the replacement of our credit facility.

Cash flows for the six months ended June 30, 2012

Operating activities

For the six months ended June 30, 2012, we generated $809,000 in cash from our operations. We generated cash flow from net income of $4,111,000. Non-cash adjustments decreased operating cash flow by approximately $95,000. Non-cash adjustments include changes in the valuation of our private placement warrants liability, depreciation and amortization, deferred income taxes, non-cash losses on the disposal of fixed assets, equity-based compensation expense and changes in the valuation of accounts receivable allowances.

Cash generated of $4,016,000 from our net income adjusted for non-cash expenses was offset by $3,207,000 of cash used by operating assets and liabilities. We generated cash from a $9,714,000 increase in accounts payable arising from the timing of purchases from, and payments to, our vendors. We also generated cash of $3,281,000 from a decrease in our accounts receivable due to the receipt of cash from our customers in excess of our sales activity in the six months ended June 30, 2012. These increases to cash generated by operations were offset by a $15,782,000 increase in our inventories, as we elected to take significant positions in certain engines in connection with our sales activities, and we also increased our component purchases in support of our sales activities for 2012. Other components of operating assets and liabilities used $420,000 of cash, none of which was individually significant.

Investing activities

Net cash used in investing activities of $1,280,000 for the six months ended June 30, 2012, related primarily to the acquisition of property, equipment and other assets.

Financing activities

We generated $1,048,000 of cash from financing activities for the six months ended June 30, 2012. We generated $4,939,000 of cash from net advances on our revolving line of credit, which was partially offset by a $3,780,000 reduction in a cash overdraft from December 31, 2011, and approximately $98,000 in transaction and financing fees paid primarily in connection with an amendment to our then existing credit facility on March 20, 2012.

Credit agreements

Wells Fargo Bank, National Association credit agreement

On June 28, 2013, we entered into a credit agreement with Wells Fargo Bank, National Association, which replaced our credit agreement with BMO Harris Bank N.A. The Wells Fargo Bank Credit Agreement enables us to borrow under a revolving line of credit which is secured by substantially all of our tangible and intangible assets (other than real property). The Wells Fargo Credit Agreement (a) provides an initial maximum $75.0 million revolving line of credit to us, which, at our request and subject to the terms of the Wells Fargo Bank Credit Agreement, may be increased up to $100.0 million during the term of the Wells Fargo Bank Credit Agreement; (b) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (c) has an unused line fee of 0.25%; and (d) requires us to report our fixed charge coverage ratio when our excess availability as defined in the Wells Fargo Bank Credit Agreement is less than the threshold amount, (as defined in the Wells Fargo Bank Credit Agreement) for a period of 60 consecutive days until our availability is greater than or equal to the threshold amount. The threshold amount is defined in the Wells Fargo Bank Credit Agreement as the greater of (i) $9,375,000 or (ii) 12.5% of the maximum revolver amount of $75.0 million or as it may be increased during the term of the Wells Fargo Bank Credit Agreement up to $100.0 million.

Under the Wells Fargo Bank Credit Agreement, the amount that we may borrow is limited to the lesser of the maximum available amount and our borrowing base. The borrowing base is calculated as a percentage of our eligible accounts receivable and eligible inventory (as defined in the Wells Fargo Bank Credit Agreement). At inception, our availability was $55.3 million under the Wells Fargo Bank Credit Agreement. We are required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio of not less than 1.0 to 1.0, the testing of which commences on the last day of the month prior to the date our excess availability as defined in the Wells Fargo Bank Credit Agreement is less than the threshold amount and continuing for a period of 60 consecutive days, until our availability is greater than or equal to the threshold amount. The Wells Fargo Bank Credit Agreement also contains customary covenants and restrictions applicable to us, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Wells Fargo Bank Credit Agreement requires our cash accounts to be held with Wells Fargo Bank subject to an interim period during which our cash accounts and activities are transitioned from BMO Harris Bank N.A. to Wells Fargo Bank. The Credit Agreement is scheduled to mature on June 28, 2018.

BMO Harris Bank N.A. credit agreement

Prior to June 28, 2013, we had a credit facility with BMO Harris Bank N.A. that we had entered into on April 29, 2011. Our initial credit agreement with BMO Harris Bank N.A. provided for borrowings of up to $35.0 million under a revolving line of credit, which revolving line of credit was scheduled to mature on April 29, 2014, and had a variable interest rate as described below. Borrowings under this credit agreement were collateralized by substantially all of our assets. Except as modified and discussed under the amended credit agreement with BMO Harris Bank N.A. below: (a) Power Solutions International, Inc. was a party to the credit agreement and pledged the equity interests of The W Group, Inc. and its subsidiaries to BMO Harris Bank N.A.; (b) there were no term loans; (c) the revolving line of credit bore interest at BMO Harris Bank N.A.’s prime rate plus an applicable margin ranging from 0% to 0.50% or, at our option, a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) there was a limit on annual capital expenditures; and (e) we were required to meet a minimum monthly fixed charge coverage ratio, as defined in the loan and security agreement, of not less than 1.10 to 1.0.

This credit agreement also contained customary covenants and restrictions applicable to us, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the credit agreement required our cash accounts to be held with BMO Harris Bank N.A. Prior to the March 20, 2012 amendment of the credit facility, our cash balances were swept by BMO Harris Bank N.A. daily and applied against the outstanding balance on our revolving line of credit. As a result, we maintained a zero cash balance in our bank deposit accounts, and we borrowed on the revolving line of credit on a daily basis to fund our cash disbursements.

On March 20, 2012, the loan and security agreement with BMO Harris Bank N.A. was amended to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. Under the terms of the amended agreement: (a) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused revolving line fee was reduced to 0.25%; and (c) we were only required to report our compliance with the fixed charge coverage ratio for any month when our excess availability, as defined in the amended agreement, was less than the liquidity threshold. The liquidity threshold was defined as the greater of (i) $7.5 million or (ii) 12.5% of the total credit facility of $50.0 million, as may have been reduced from time to time pursuant to the terms of the amended agreement. When required to report our compliance with the fixed charge coverage ratio, we would have had to continue to report our compliance with the fixed charge coverage ratio until we had exceeded the liquidity threshold for 60 consecutive days. Additionally, under our amended agreement, cash balances were no longer automatically swept by BMO Harris Bank N.A., and, as a result, from time to time, we have carried cash balances on our consolidated balance sheet.

On November 8, 2012, the loan and security agreement with BMO Harris Bank N.A. was further amended to increase our thresholds for certain transactions, which allowed us to: (i) make acquisitions up to an aggregate of $2.0 million, (ii) enter into joint ventures up to an aggregate of $2.0 million, up from $500,000, and (iii) make annual capital expenditures up to an aggregate of $8.0 million, up from $4.0 million. These thresholds were subject to certain limitations as set forth in the November 8, 2012 amended agreement.

Outstanding borrowings under the credit agreements

As of June 30, 2013, all of our $37.2 million of outstanding borrowings under our revolving line of credit bore interest at the prime rate, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was approximately $18.3 million at June 30, 2013.

As of December 31, 2012, $5.9 million of our outstanding borrowings under our revolving line of credit bore interest at the prime rate, which equaled 3.25% with the applicable margin included. The remaining outstanding balance as of December 31, 2012, of $25.0 million had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equaled an aggregate interest rate of 1.96%. The unused and available revolving line of credit balance was $19.1 million at December 31, 2012.

Off-balance sheet arrangements

We do not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) of Regulation S-K).

Impact of recently issued accounting standards

We evaluate the pronouncements of authoritative accounting organizations, including the FASB, to determine the impact of new pronouncements on GAAP and our unaudited condensed consolidated financial statements. There were no new accounting pronouncements that have been issued or adopted during the three months ended June 30, 2013, that we expect will have a significant effect on our unaudited condensed consolidated financial statements.

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

Risks Related to the Ownership of our Common Stock

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

•

We have broad discretion in the use the net proceeds that we have received from our recent offering (or additional availability under our revolving line of credit resulting from the repayment of our outstanding borrowings thereunder with our proceeds from the offering) and may not use them in a manner in which our stockholders would consider appropriate.

•

A research report, which did not reflect our views, was published by one of our underwriters prior to the filing of our registration statement in connection with our public offering, which closed on July 16, 2013. We could be subject to potential liability as a result of the publication of this research report.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(b) of the Exchange Act). Based upon that evaluation and due to the then current state of our remediation efforts related to the material weakness noted below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered under this report. As a result of this conclusion, post-closing procedures were performed to ensure that the unaudited condensed consolidated financial statements included in this report fairly represent, in all material aspects, our financial condition, results of operations and cash flows as of and for the period presented.

Material Weakness in Internal Control Over Financial Reporting Previously Disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, we identified a material weakness in the design and operation of our internal controls. The material weakness was related to the business systems software used in our aftermarket parts group. Users had access to add, delete, and modify data within this software and monitoring controls were not in place to adequately monitor transactions within the software. Users were also not assigned detailed security rights within the software. Management believes that this material weakness was not remediated in the period covered by this report.

In an effort to remediate this material weakness, during the quarter ended June 30, 2013, we made the following changes to our internal control over financial reporting:

•	Assigned detailed security rights to all users of the business system software used in our aftermarket parts business; and

•	Implemented a database monitoring tool that allows management to monitor key fields and transactions within the system.

As of June 30, 2013, while management believes that significant progress has been made towards remediating the material weakness noted above, management believes that the monitoring controls implemented had not then been in place for a sufficient period of time to ensure remediation.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal control over financial reporting and disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures.

Changes in Internal Control Over Financial Reporting

As noted above, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: August 9, 2013	By:	/s/ Daniel P. Gorey
Daniel P. Gorey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011 (incorporated by reference from Exhibit 3.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, Registration No. 333-174543, filed with the Commission on August 19, 2011).

3.2	Bylaws of Power Solutions International, Inc., a Delaware corporation, adopted August 12, 2011 (incorporated by reference from Exhibit 3.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 333-174543, filed with the Commission on August 19, 2011).

10.1	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 17, 2013, filed with the Commission on June 20, 2013).

10.2	Credit Agreement, dated as of June 28, 2013, by and among Wells Fargo, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 28, 2013, filed with the Commission on July 2, 2013).

10.3	Security Agreement dated as of June 28, 2013 by and among Wells Fargo, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 28, 2013, filed with the Commission on July 2, 2013).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

XBRL Taxonomy Extension Labels Linkbase Document.