Form 10-Q
period 2013-09-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2013-11-12
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013

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

As of November 4, 2013, there were 10,479,811 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$8,332	$543
Accounts receivable, net	39,217	37,480
Inventories, net	49,524	39,968
Prepaid expenses and other current assets	3,230	1,910
Deferred income taxes	2,176	2,176

Total current assets	102,479	82,077

Property, plant & equipment, net	11,338	7,145
Other noncurrent assets	1,703	1,543

TOTAL ASSETS	$115,520	$90,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,977	$26,579
Income taxes payable	—	1,074
Accrued liabilities	7,084	5,011

Total current liabilities	31,061	32,664

LONG-TERM OBLIGATIONS
Revolving line of credit	12,299	30,942
Deferred income taxes	136	136
Private placement warrants	20,120	3,666
Other noncurrent liabilities	583	623

TOTAL LIABILITIES	64,199	68,031

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock – $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at September 30, 2013 and December 31, 2012.	—	—
Common stock – $0.001 par value. Authorized: 50,000,000 shares. Issued: 11,310,736 and 9,909,212 shares at September 30, 2013 and December 31, 2012, respectively. Outstanding: 10,479,811 and 9,078,287 shares at September 30, 2013 and December 31, 2012, respectively.	11	10
Additional paid-in-capital	54,456	10,862
Retained earnings	1,104	16,112
Treasury stock, at cost, 830,925 shares at September 30, 2013 and December 31, 2012.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	51,321	22,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,520	$90,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Net sales	$64,628	$51,703	$176,342	$149,890
Cost of sales	52,256	43,293	143,617	124,419

Gross profit	12,372	8,410	32,725	25,471
Operating expenses:
Research & development and engineering	3,250	2,010	7,310	5,545
Selling and service	1,841	1,315	5,810	4,600
General and administrative	3,159	2,212	8,563	6,024

Total operating expense	8,250	5,537	21,683	16,169

Operating income	4,122	2,873	11,042	9,302
Other expense (income):
Interest expense	135	249	570	766
Loss on debt extinguishment	—	—	270	—
Private placement warrant expense (income)	12,605	(199)	21,658	(656)
Other (income) expense, net	(19)	—	(36)	94

Total other expense	12,721	50	22,462	204

(Loss) income before income taxes	(8,599)	2,823	(11,420)	9,098
Income tax provision	1,382	977	3,588	3,141

Net (loss) income	$(9,981)	$1,846	$(15,008)	$5,957

Weighted-average common shares outstanding:
Basic	10,266,176	9,068,024	9,536,687	9,065,699
Diluted	10,266,176	9,068,024	9,536,687	9,065,699
(Loss) earnings per share—basic
Common shares	$(0.97)	$0.20	$(1.57)	$0.66

(Loss) earnings per share—diluted
Common shares	$(0.97)	$0.20	$(1.57)	$0.66

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flows from operating activities
Net (loss) income	$(15,008)	$5,957
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,144	748
Deferred income taxes	—	(308)
Share-based compensation expense	931	267
(Decrease) increase in accounts receivable allowances	(4)	57
Increase (decrease) in valuation of private placement warrants liability	21,658	(656)
Loss on disposal of assets	14	95
Loss on debt extinguishment	270	—
(Increase) decrease in operating assets:
Accounts receivable	(1,733)	(2,285)
Inventories	(9,556)	(11,158)
Prepaid expenses and other assets	58	(91)
Increase (decrease) in operating liabilities:
Accounts payable	(3,698)	4,878
Accrued liabilities	2,073	(425)
Income taxes payable	(2,126)	165
Other noncurrent liabilities	(40)	113

Net cash used in operating activities	(6,017)	(2,643)

Cash flows from investing activities
Purchases of property, plant and equipment	(4,322)	(2,900)
Investment in joint venture	(500)	—

Net cash used in investing activities	(4,822)	(2,900)

Cash flows from financing activities
Decrease in cash overdraft	—	(3,780)
Proceeds from stock offering	36,750	—
Initial proceeds from borrowings under revolving line of credit	38,995	—
Advances from revolving line of credit – noncurrent obligation	59,907	49,156
Repayments of revolving line of credit – noncurrent obligation	(78,600)	(43,358)
Repayment of prior revolving line of credit	(38,945)	—
Net change in revolving line of credit – current obligation	—	4,249
Payments on long-term debt and capital lease obligations	—	(21)
Proceeds from exercise of private placement warrants	3,865	178
Payment of withholding taxes for net settlement of share-based awards	(2,063)	—
Excess tax benefit from exercise of share-based awards	1,642	—
Cash paid for financing and transaction fees	(2,923)	(226)

Net cash provided by financing activities	18,628	6,198

Net change in cash	7,789	655
Cash at beginning of period	543	—

Cash at end of period	$8,332	$655

Supplemental disclosures of cash flow information
Cash paid for interest	$567	$666
Cash paid for income taxes	4,074	3,290
Supplemental disclosure of non-cash transactions
Unpaid property, plant and equipment	$998	$815
Fair value of private placement warrants exercised	5,204	52
Unpaid financing and transaction fees	98	—

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

In order to provide further description related to its policy on revenue recognition, the Company has outlined its policy below:

Revenue recognition

The Company recognizes revenue upon transfer of title and risk of loss to the customer, which is typically when products are shipped, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable and management believes collectability is reasonably assured.

3. Recently issued accounting pronouncements

The Company evaluates the pronouncements of authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), to determine the impact of new pronouncements on GAAP and the Company. There were no new accounting pronouncements that have been issued or adopted during the three months ended September 30, 2013, that are expected to have a significant effect on the Company’s unaudited condensed consolidated financial statements.

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

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the proceeds of warrant exercises, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. As of September 30, 2013, the Company’s Private Placement Warrants, stock appreciation rights (“SAR” as described in Note 12, “2012 Incentive compensation Plan”) and restricted stock (as described in Note 12, “2012 Incentive compensation Plan) were evaluated for their potentially dilutive effect under the treasury stock method. Due to the loss reported in the unaudited condensed consolidated statements of operating results, any potentially issuable shares of Company common stock associated with the Private Placement Warrants, SAR and restricted stock granted are not included in the dilutive EPS calculation for the three and nine months ended September 30, 2013. These potential shares were excluded from the diluted EPS calculation because they have an anti-dilutive effect under the treasury stock method.

For the three and nine months ended September 30, 2012, the Company’s Private Placement Warrants were evaluated for their potentially dilutive effect using the treasury stock method. Due to the Company’s limited trading volume during this period, the Company estimated the average fair value of its common shares using the estimated fair value derived in the periodic valuation of its Private Placement Warrants liability as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011. Based upon an average estimated fair value of $11.71 per share of the Company’s common stock for the nine months ended September 30, 2012 and an exercise price of $13.00 per share, all of the potentially issuable shares of common stock were excluded from the diluted EPS calculation because these potential shares would have an anti-dilutive effect under the treasury stock method. For the three and nine months ended September 30, 2012, the Company’s SAR was also evaluated for its potentially dilutive effect using the treasury stock method. Based on the Company’s estimated average fair value noted above and the SAR strike price, as well as certain other requirements as defined in the stock appreciation rights award agreement, the SAR was not dilutive to the Company’s earnings per share during the period from date of grant to September 30, 2012. Accordingly, all potentially issuable shares of Company common stock associated with the SAR were excluded from the diluted EPS calculation. See Note 12, “2012 Incentive compensation plan,” for the details associated with the aforementioned SAR grant.

During the three and nine months ended September 30, 2013, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 88,167 and 297,334 shares of the Company’s common stock, respectively.

The computations of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2013 and 2012, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(9,981)	$1,846	$(15,008)	$5,957

Denominator:
Weighted average common shares outstanding-basic	10,266,176	9,068,024	9,536,687	9,065,699
Diluted effect of common stock equivalents	—	—	—	—
Weighted average common shares outstanding-diluted	10,266,176	9,068,024	9,536,687	9,065,699

(Loss) earnings per share of common stock – basic and diluted
(Loss) earnings per share of common stock – basic	$(0.97)	$0.20	$(1.57)	$0.66

(Loss) earnings per share of common stock – diluted	$(0.97)	$0.20	$(1.57)	$0.66

6. Inventories, net

Inventories consist primarily of engines and parts. Engines are valued at the lower of cost, plus estimated freight-in, as determined by specific serial number identification, or market value. Parts are valued at the lower of cost (first-in, first-out) or market value. When necessary, the Company writes down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory reserve is provided for based upon the Company’s estimation of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration, including (i) customer purchase orders and customer forecasted demand; (ii) historical sales/usage for each inventory item; and (iii) utilization within a current or anticipated future power system.

Inventory consisted of the following as of:

	September 30, 2013	December 31, 2012
Raw material	$47,147	$36,006
Finished goods	2,377	3,962

Total	$49,524	$39,968

7. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	September 30, 2013	December 31, 2012
Land	$260	$260
Buildings and improvements	3,935	3,882
Office furniture and equipment	2,547	2,172
Tooling and equipment	5,903	5,505
Transportation equipment	212	223
Construction in progress	4,845	594

Property, plant and equipment, at cost	17,702	12,636
Accumulated depreciation	(6,364)	(5,491)

Property, plant and equipment, net	$11,338	$7,145

8. Fair value of financial instruments

As of September 30, 2013, and December 31, 2012, the Company measured its financial assets and liabilities under the amended ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of September 30, 2013, and December 31, 2012, the Company’s Private Placement Warrants were measured at fair value under ASC Topic 820. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

As of September 30, 2013, and December 31, 2012, the Company estimated the fair value of its Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the following as of:

	September 30, 2013	December 31, 2012
Market value of the Company’s common stock	$59.12	$16.18
Exercise price	$13.00	$13.00
Risk-free interest rate	0.50%	0.42%
Estimated price volatility	42.50%	45.00%
Marketability discount	—	15.00%
Contractual term	2.58 years	3.33 years
Dividend yield	—	—

The market value of the Company’s common stock was based on its closing price on September 30, 2013, and December 31, 2012, the date of each valuation. The volatility factors noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. In the third quarter of 2013, the Company achieved a significant increase in its share price and daily average trading volume and additional Private Placement Warrants were exercised. Additionally, as described further under Note 11, “Stockholders’ equity”, the Company closed an underwritten public offering of its common stock, which significantly increased the Company’s public float. In consideration of these factors, the Company no longer believes the Private Placement Warrants to be burdened by a lack of marketability. Accordingly, the warrant valuation as of September 30, 2013, was not discounted. As of December 31, 2012, the warrant valuation was discounted by 15%, reflecting the fact that the Private Placement Warrants were not directly traded and, at the time, were burdened by a lack of marketability. If all other assumptions were held constant, the recorded liability of the Private Placement Warrants would increase or decrease by approximately $2.0 million due to a 10% change in the value of these warrants based on the Black-Scholes option pricing model.

The following table summarizes fair value measurement by level as of September 30, 2013, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$20,120

The following table summarizes fair value measurements by level as of December 31, 2012, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$3,666

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument as of September 30, 2013:

Balance at December 31, 2012	$3,666
Fair value of private placement warrants exercised	(5,204)
Increase in the value of private placement warrants	21,658

Balance at September 30, 2013	$20,120

For the three and nine months ended September 30, 2013, the Company recognized an expense of $12,605,000 and $21,658,000, respectively, due to an increase in the estimated fair value of the Company’s Private Placement Warrants. For the three and nine months ended September 30, 2012, the Company recognized income of $199,000 and $656,000, respectively, due to a decrease in the estimated fair value of the Company’s Private Placement Warrants. These expenses (income) were recorded as “Private placement warrant expense (income)” on the Company’s unaudited condensed consolidated statements of operations for the respective periods.

Financial assets and liabilities not measured at fair value

As of September 30, 2013, and December 31, 2012, the Company’s revolving line of credit (including accrued interest recorded under accrued liabilities) recorded on the unaudited condensed consolidated balance sheets was carried at cost. The carrying value of the revolving line of credit approximates fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile has not changed significantly since the origination of these financial liabilities. Under ASC Topic 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable.

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

Under the Harris Agreement, prior to its amendment on March 20, 2012: (a) the Company was a party to the Harris Agreement and pledged all of its shares of The W Group to BMO Bank as collateral for the revolving line of credit; (b) there were no term loans; (c) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) the Company had a limitation on annual capital expenditures; and (e) a fixed charge coverage ratio was included, except that this fixed charge coverage ratio excluded certain historical debt service costs and certain other one-time expenses (each as defined in the Harris Agreement).

On March 20, 2012, the loan and security agreement with BMO Bank was amended (the Harris Agreement, as so amended, the “Amended Harris Agreement I”) to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. Under the terms of the Amended Harris Agreement I: (a) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused revolving line fee was reduced to 0.25%; and (c) the Company was only required to report its compliance with the fixed charge coverage ratio for any month when the Company’s Excess Availability, (as defined in the Amended Harris Agreement I), was less than the Liquidity Threshold. The Liquidity Threshold was defined in the Amended Harris Agreement I as the greater of (i) $7.5 million or (ii) 12.5% of the total credit facility of $50.0 million, as may have been reduced from time to time pursuant to the terms of the Amended Harris Agreement I. When required to report its compliance with the fixed charge coverage ratio, the Company would have had to continue to report its compliance with the fixed charge coverage ratio until it had exceeded the Liquidity Threshold for 60 consecutive days. Additionally, under the Amended Harris Agreement I, cash balances were no longer automatically swept by BMO Bank, and, as a result, from time to time, the Company carried cash balances on its consolidated balance sheet since the date of the Amended Harris Agreement I.

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

On June 28, 2013, the Company entered into a credit agreement with Wells Fargo Bank, National Association, (the “Wells Credit Agreement”) which replaced the Amended Harris Agreement II with BMO Bank. The Wells Credit Agreement enables the Company to borrow under a revolving line of credit which is secured by substantially all of the Company’s tangible and intangible assets (other than real property). The Wells Credit Agreement (a) provides an initial maximum $75.0 million revolving line of credit to the Company, which, at the Company’s request and subject to the terms of the Wells Credit Agreement, may be increased up to $100.0 million during the term of the Wells Credit Agreement; (b) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (c) has an unused line fee of 0.25% and (d) requires the Company to report its fixed charge coverage ratio, when its Excess Availability (as defined in the Wells Credit Agreement) is less than the Threshold Amount (as defined in the Wells Credit Agreement), for a period of 60 consecutive days, until the Company’s availability is greater than or equal to the Threshold Amount. The Threshold Amount is defined in the Wells Credit Agreement as the greater of (i) $9,375,000 or (ii) 12.5% of the maximum revolver amount of $75.0 million or as it may be increased during the term of the Wells Credit Agreement up to $100.0 million.

Under the Wells Credit Agreement, the amount that the Company may borrow is limited to the lesser of the maximum available amount and borrowing base. The borrowing base is calculated as a percentage of the Company’s eligible accounts receivable and eligible inventory (as defined in the Wells Credit Agreement). The Company is required to meet certain financial covenants, including a minimum monthly fixed charge coverage ratio of not less than 1.0 to 1.0, the testing of which commences on the last day of the month prior to the date the Company’s Excess Availability (as defined in the Wells Credit Agreement) is less than the Threshold Amount and continuing for a period of 60 consecutive days, until the Company’s availability is greater than or equal to the Threshold Amount. The Wells Credit Agreement also contains customary covenants and restrictions applicable to the Company, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. In addition, the Wells Credit Agreement requires the Company’s cash accounts to be held with Wells Fargo Bank subject to an interim period during which the Company’s cash accounts and activities are transitioned from BMO Bank to Wells Fargo Bank. The Credit Agreement is scheduled to mature on June 28, 2018.

In connection with the refinancing, the Company recognized a $270,000 loss on extinguishment of debt for the unamortized deferred financing costs related to the BMO Bank agreement, in the nine months ended September 30, 2013.

As of September 30, 2013, $4.3 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equaled 3.25% with the applicable margin included. The remaining outstanding balance of $8.0 million as of September 30, 2013, had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equaled 1.68%. The unused and available revolving line of credit balance was $49.4 million at September 30, 2013.

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

The computation of the estimated annual ETR for each interim period requires certain estimates and significant judgments, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state jurisdictions, estimates of permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes. For the 2013 fiscal year, the Company’s estimated annual ETR is 37%, which excludes (i) the impact of the 2012 federal research tax credit which was enacted into law on January 2, 2013, and may not be retroactively applied to the prior year under generally accepted accounting principles, (ii) the impact of changes in the valuation of the Private Placement Warrants, which amounts are excluded from the calculation of taxable income, and (iii) adjustments recorded in 2013 arising from differences between the Company’s income tax provision as calculated on its income tax returns filed in 2013 for the year ended December 31, 2012 and the amounts provided in 2012 as recorded for financial statement purposes. Given the subjectivity and volatility of the valuation of the Private Placement Warrants, it is not possible to project the impact of the change in the Private Placement Warrants in the computation of the Company’s estimated annual ETR. As a result, the Company’s reported ETR will differ from the estimated annual ETR due to the changes in the valuation of the Private Placement Warrants in the periods in which such changes occur.

For the nine months ended September 30, 2013, the Company reported a pre-tax loss. The pre-tax loss was attributable to the expense recognized from a change in the valuation of the Private Placement Warrants during the period, which amount, as noted above, is permanently excluded from the computation of taxable income. Due to a reported pre-tax loss on the results of operations, an actual income tax rate is not a meaningful calculation for the nine months ended September 30, 2013. The income tax rate was 34.5% in the nine months ended September 30, 2012.

Excluding the impact of the changes in the valuation of the private placement warrants on results of operations, the calculated income tax rates would have been 35.0% and 37.2% in the nine months ended September 30, 2013 and 2012, respectively. The actual rate of 35.0% differs from the ETR of 37.0% in the nine months ended September 30, 2013, due to a favorable adjustment recorded arising from the difference between the Company’s income tax provision as calculated on its income tax returns filed in 2013 for the year ended December 31, 2012, and the amounts provided in 2012 as recorded for financial statement purposes.

11. Stockholders’ equity

Underwritten public offering

On July 16, 2013, the Company closed an underwritten public offering of 2,005,000 shares of its common stock at a price to the public of $35.00 per share. The Company sold 1,050,000 shares of its common stock, and certain selling stockholders, sold 955,000 shares of common stock in the offering. The proceeds to the Company, net of the underwriter’s fees and expenses, were $34,530,000 before deducting offering expenses of approximately $514,000 payable by the Company. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The Company used $25.0 million of the net proceeds to repay outstanding borrowings under the Company’s revolving line of credit.

The following table presents the changes in the Company’s stockholders’ equity in the nine months ended September 30, 2013, giving effect to the Company’s common stock issued in the above described underwritten public offering, stock compensation activity and warrant exercises:

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
	Number of shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2012	9,078,287	$10	$10,862	$16,112	$(4,250)	$22,734
Net (loss) income	—	—	—	(15,008)	—	(15,008)
Proceeds from stock offering	1,050,000	1	36,749	—	—	36,750
Transaction expenses	—	—	(2,734)	—	—	(2,734)
Share-based compensation expense	—	—	931	—	—	931
Payment of withholding taxes for net settlement of share-based awards	—	—	(2,063)	—	—	(2,063)
Excess tax benefit from exercise of share-based awards	—	—	1,642	—	—	1,642
Fair value proceeds in excess of par value of common stock issued through the exercise of private placement warrants	—	—	9,069	—	—	9,069

Balance at September 30, 2013	10,479,811	$11	$54,456	$1,104	$(4,250)	$51,321

The Company’s common stock issued in the recent underwritten public offering and Private Placement Warrants issued are described further below. The Company’s common stock outstanding presented in the table above as of September 30, 2013, includes common stock issued upon the exercise of Private Placement Warrants in the nine months ended September 30, 2013 (refer to Note 5, “Earnings per share,” for a further description of these transactions), and Company common stock issued upon exercise of the vested portion of the SAR granted to the Company’s Chief Operating Officer (refer to “SAR exercise,” below for a further description of this transaction).

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

As of September 30, 2013, and December 31, 2012, respectively, 438,918 shares and 736,252 shares of Company common stock, remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement.

SAR exercise

The Company granted a SAR to the Company’s Chief Operating Officer (“Grantee”) on June 6, 2012 as further described in Note 12, “2012 Incentive compensation plan.” On August 15, 2013, the Grantee exercised the SAR with respect to 181,291 shares of common stock, which was the then vested portion of the SAR. Upon such exercise, the Company initially issued 96,504 shares of the Company’s common stock. Under the terms of the plan, at the option of the Grantee, the Company then withheld 42,314 of the shares issued to satisfy his income tax obligations. The cash equivalent of the shares withheld was $2,063,000, representing the income tax withholding obligation. The payment of the income tax withholding obligation was recorded as a reduction in additional paid-in-capital as of September 30, 2013.

In connection with this exercise, the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s financial statements is a cost that is deductible for income tax purposes. As such, the Company realized an income tax benefit of $1,642,000 for this incremental amount which was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital as of September 30, 2013.

Refer to the table above under the heading, “Underwritten public offering,” for tabular presentation of these transactions.

Treasury stock

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

Registration rights agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Private Placement Registration Rights Agreement”) with the investors in the Private Placement and Roth Capital Partners, LLC, pursuant to which it agreed to file a registration statement on Form S-1, with the SEC, covering the resale of “Registrable Securities” (as defined below) (which includes the shares of the Company’s common stock that were issuable upon conversion of shares of the Company’s preferred stock originally issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants and shares of the Company’s common stock that were issuable upon exercise of the Roth Warrant), on or before the date which is 30 days after the closing date of the Private Placement, and to use its commercially reasonable efforts to have such registration statement declared effective by the SEC as soon as practicable. The Company further agreed, within 30 days after it becomes eligible to use a registration statement on Form S-3 to register the Registrable Securities for resale, to file a registration statement on Form S-3 covering the Registrable Securities. On June 27, 2013, within 30 days after the Company became eligible to use a registration statement on Form S-3, in accordance with the Private Placement Registration Rights Agreement, it filed a registration statement on Form S-3 (as a post-effective amendment to the registration statement on Form S-1) covering the Registrable Securities, which was declared effective on June 27, 2013.

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

Pursuant to the Private Placement Registration Rights Agreement, the holders of Registrable Securities are also entitled to certain piggyback registration rights if the Registrable Securities are not covered by one or more effective registration statements. As of September 30, 2013, and as of the time of the closing of the public offering on July 16, 2013, all of the Registrable Securities were covered by an effective registration statement. “Registrable Securities,” as contemplated by the Private Placement Registration Rights Agreement, means certain shares of the Company’s common stock, including those shares that were issuable upon conversion of shares of Company preferred stock issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants and the shares of the Company’s common stock that were issued upon exercise of the Roth Warrant; provided, that, any such share shall cease to be a Registrable Security upon (A) sale pursuant to the registration statement or Rule 144 under the Securities Act, (B) such share becoming eligible for sale without restriction by the selling securityholder holding such security pursuant to Rule 144 under the Securities Act or (C) such share otherwise becoming eligible for sale without restriction pursuant to Section 4(1) of the Securities Act, provided that, any restrictive legend on any certificate or other instrument representing such shares has been removed or there has been delivered to the transfer agent for such shares irrevocable documentation (including any necessary legal opinion) to the effect that, upon submission by the applicable selling securityholder of the certificate or instrument representing such security, any such restrictive legend shall be removed.

In addition, at any time beginning six months after the closing of the Private Placement at which the Company was required to register the shares issuable upon exercise of the Private Placement Warrants, but such shares may not be freely sold to the public, the warrants may be “cashlessly” exercised by the holders thereof. In such circumstances, the warrant holders may “cashlessly” exercise the Private Placement Warrants by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price (such market price as defined in the purchase agreement for the Private Placement) of the Company’s common stock, equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Private Placement Warrants will occur without any cash being paid by the holders of the Private Placement Warrants to the Company. Because the shares issuable upon exercise of the Private Placement Warrants are currently available for resale pursuant to effective registration statements filed by the Company with the SEC, the Private Placement Warrants may not be “cashlessly” exercised as of September 30, 2013.

In connection with the consummation of the Reverse Recapitalization, the Company also entered into a registration rights agreement with the former stockholders of The W Group, pursuant to which it agreed to provide to such persons certain piggyback registration rights with respect to shares of the Company’s capital stock, including shares issuable upon exercise, conversion or exchange of securities, held by such persons at any time on or after the closing of the Reverse Recapitalization. The piggyback registration rights under this registration rights agreement are subject to customary cutbacks and are junior to the piggyback registration rights granted to investors in the Private Placement and to Roth pursuant to the Private Placement Registration Rights Agreement.

The Company had a commitment to file a registration statement on Form S-1 with the SEC as described above. If a registration statement was not filed with the SEC on or prior to the date which was 30 days after the closing date of the Private Placement, or if (1) a registration statement covering the Registrable Securities was not declared effective by the SEC prior to the earlier of (A) five business days after the SEC informed the Company that no review of such registration statement would be made or that the SEC had no further comments on such registration statement, or (B) the 120th day after the closing of the Private Placement, or (2) after a registration statement had been declared effective by the SEC, sales could not be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company would have been required to pay amounts representing liquidated damages to each of the investors. Specifically, in any such case the Company would have been required to pay each investor 1.5% of the aggregate amount invested by such investor for each 30-day period (or pro rata for any portion thereof) following the date by which such registration statement should have been filed with the SEC or been declared effective, or was unavailable, as applicable. Thus, liquidated damages to investors could have amounted to approximately $0.3 million every 30 days. The terms of the Private Placement Registration Rights Agreement did not specify a maximum potential amount of liquidated damages and settlement alternatives were not provided. As the payment of liquidated damages did not appear probable at inception of the Private Placement, and remained so as of the date that any subsequent financial statements were issued, the Company did not record any contingent liability as an allocation of the gross proceeds from the Private Placement, nor subsequently, as an expense in accordance with ASC 450-20, Loss Contingencies. A registration statement covering the Registrable Securities was declared effective on August 26, 2011 by the SEC, which resolved the contingency regarding the registration statement being declared effective.

The Company had a commitment to file a registration statement on Form S-3 with the SEC as described above. If a registration statement on Form S-3 was not filed with the SEC within 30 days after the Company became eligible to use a registration statement on Form S-3, then the Company would have been required to pay amounts representing liquidated damages to each of the investors. Specifically, in any such case the Company would have been required to pay each investor 1.5% of the aggregate purchase price paid by such investor that was attributable to those Registrable Securities that remained unsold at that time each 30-day period (or pro rata for any portion thereof) following the date by which such registration statement should have been filed with the SEC. The terms of the Private Placement Registration Rights Agreement did not specify a maximum potential amount of liquidated damages and settlement alternatives were not provided. As the payment of liquidated damages did not appear probable at inception of the Private Placement, and remained so as of the date that any subsequent financial statements were issued, the Company did not record any contingent liability as an allocation of the gross proceeds from the Private Placement, nor subsequently, as an expense in accordance with ASC 450-20, Loss Contingencies. A registration statement on Form S-3 (as a post-effective amendment to the registration statement on Form S-1) covering the Registrable Securities was filed with the SEC on June 27, 2013, which resolved the contingency regarding the registration statement on Form S-3 being filed with the SEC.

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

The 2012 Plan is a broad-based plan which allows for a variety of different types of awards, including (but not limited to) non-qualified stock options, incentive stock options, SAR, restricted stock, deferred stock and performance units, to be made to the Company’s executive officers, employees, consultants and directors. The 2012 Plan is intended to assist the Company in attracting and retaining exceptionally qualified employees, consultants and directors to support the sustained progress, growth and profitability of the Company.

Under the 2012 Plan, 830,925 shares of the Company’s common stock were initially made available for awards pursuant to the 2012 Plan. On July 31, 2013, the Board of Directors of the Company, upon recommendation of the Compensation Committee, adopted an amendment to the 2012 Plan to increase the number of shares of common stock available for issuance under the 2012 Plan by 700,000 shares. This amendment was approved by a majority of the Company’s stockholders at the Company’s annual meeting of stockholders held on August 28, 2013. Of the Company’s 1,530,925 shares reserved for awards under the 2012 Plan, 543,872 shares were originally underlying a SAR award granted to the Company’s Chief Operating Officer on June 6, 2012 and 146,161 shares of restricted stock have been granted to date to eligible employees (both of which are further described below). As of September 30, 2013, the Company had 840,892 shares of common stock available for future issuance under the 2012 Plan.

SAR award agreement

On June 6, 2012 (the “SAR Grant Date”), the Compensation Committee of the Board of Directors approved, and the Company granted, a SAR to the Grantee pursuant to the 2012 Plan and a Stock Appreciation Rights Award Agreement (“SAR Award Agreement”), dated as of the SAR Grant Date. The SAR granted to the Grantee covers an aggregate of 543,872 shares of Company common stock and is exercisable only in whole shares at a price per share of $22.07. The SAR expires on the tenth anniversary of the SAR Grant Date.

The SAR granted to the Grantee vests and becomes exercisable ratably on each of the first three anniversaries of the SAR Grant Date (“graded vesting”). In addition, the SAR did not become exercisable until the date that was the last of any seven Valuation Dates (as defined in the SAR Award Agreement) within any period of ten or fewer consecutive Valuation Dates that commenced after the grant date and prior to the expiration date on each of which the market value per share of Company common stock is at least $22.07. This market condition was met during the nine months ended September 30, 2013.

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

The SAR is accounted for as equity, in accordance with ASC 718, Compensation – Stock Compensation. ASC 718-10-25-11 states that options or similar instruments on shares shall be classified as liabilities if either the underlying shares are classified as liabilities or the entity can be required under any circumstance to settle the option or similar instrument by transferring cash or other assets. The Company’s underlying shares are classified as equity, and under the terms of the SAR Award Agreement, the Company must settle the exercised portion of the SAR in shares of the Company’s common stock. As such, the Company has accounted for the SAR as equity.

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

In addition to that described above, other assumptions used in the Black-Scholes method included the following as of the SAR Grant Date: an expected term of 6.0 years, a risk-free interest rate of 0.92%, an anticipated volatility factor of 55.0% and a zero dividend yield. The resulting valuation as of the SAR Grant Date, was discounted by 15%, reflecting an assessment of the trading activity of the Company’s common stock (and by extension the SAR). The suggested value from the Black-Scholes method reflected a fully marketable security that was not burdened by limited marketability; however, at that time, the Company’s common stock (and by extension the SAR) did not have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the SAR. This approach was consistent with that utilized to value the Company’s Private Placement Warrants at that time.

ASC Topic 718, Compensation — Stock Compensation, was utilized in order to estimate the fair value of the SAR. The term “fair value” has been defined in Note 8, “Fair value of financial instruments.” ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award as of the grant date. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10-55-72 provides that, if vesting (or exercisability) of an award is based on satisfying both a market condition and a performance or service condition and it is probable that the performance or service condition will be satisfied, the initial estimate of the service period is the longest of the explicit, implicit or derived service period. The Company has computed compensation expense by applying the guidance stated in ASC 718, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method). Since, as noted above, the SAR granted by the Company includes both a market and service condition, the Company used the longest of the periods to define its requisite service period in each separately vesting portion or tranche. To determine the derived service period associated with the SAR’s market condition, the Company performed a Monte Carlo analysis in order to estimate the likely timeframe until the Company’s public equivalent value would exceed its aggregate exercise price over a period of seven days within a period of 10 or fewer trading days (i.e. the value at which the per share value of the Company’s equity exceeds $22.07). Based on the results of this analysis, the derived service period associated with the SAR’s market condition was determined to be 1.78 years. Thus, compensation expense for the first tranche was computed on a straight-line basis over the derived service period of 1.78 years. The second and third tranches were computed on a straight-line basis over the explicit service period. During the second quarter of 2013, due to the fact that the market condition was achieved earlier than the estimated derived service period of 1.78 years (and the fact that the normal service period had been achieved), the Company was required to accelerate the recognition of $241,000 of compensation expense that equated to the remainder of the first tranche of expense.

During the three months ended September 30, 2013, the Grantee exercised the vested portion of his SAR. The impact of this transaction on the Company’s issued capital is described in Note 11, “Stockholders’ equity.”

In the three and nine months ended September 30, 2013, the Company recognized $126,000 and $783,000, respectively, of expense for the SAR granted. The nine month expense included an additional $156,000 of accelerated SAR expense incurred due to the market condition described above having been achieved earlier than the estimated derived service period (also described above). In the three and nine months ended September 30, 2012, the Company recognized $211,000 and $267,000, of expense for the SAR. As of September 30, 2013, there was $541,000 of total unrecognized compensation expense related to the SAR granted under the Plan. The Company expects the SAR expense to continue to be recognized over approximately the next twenty-one months.

Restricted stock award agreement

On June 17, 2013, (the “June Restricted Stock Grant Date”), the Compensation Committee of the Board of Directors approved, and the Company granted, 138,328 shares of Company restricted stock (“Restricted Stock”) to various employees pursuant to the 2012 Plan and subject to a Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). The fair value of the Restricted Stock was $36.00 on the June Restricted Stock Grant Date.

On August 28, and August 29, 2013, the Compensation Committee of the Board of Directors approved, and the Company granted, 3,000 shares and 4,833 shares, respectively, of Restricted Stock to certain employees pursuant to the 2012 Plan and subject to a Restricted Stock Award Agreement. The fair value of the Restricted Stock was $51.91 and $52.28 on August 28, 2013, and August 29, 2013, respectively.

These shares of Restricted Stock vest in various increments and periods over a maximum of ten years from the date the stock was granted as defined under the applicable Restricted Stock Award Agreement. In the three and nine months ended September 30, 2013, the Company recognized approximately $131,000 and $149,000, respectively, of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. As of September 30, 2013, there was approximately $5,239,000 of total unrecognized compensation expense related to the Restricted Stock granted under the 2012 Plan. The total Restricted Stock expense is expected to be approximately $5,388,000, and the weighted-average period over which total unrecognized compensation cost is expected to be recognized is approximately 9 years.

13. Commitments and contingencies

The Private Placement Registration Rights Agreement provides, among other things, that if, after such registration statement has been declared effective by the SEC, sales cannot be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company is required to pay amounts representing liquidated damages to each of the investors, on the same basis as the liquidated damages the Company could have been required to pay in connection with the initial registration statement filed pursuant to the Private Placement Registration Rights Agreement. See also note 11, “Stockholders Equity” for a discussion of a contingency related to the filing of a registration statement on Form S-3.

The Company is involved in various legal proceedings from time to time arising in the normal course of doing business. The Company is required to record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated; however, based upon a review of information currently available to the Company regarding the potential impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to the legal proceedings in which the Company is currently involved, the resolution of these legal proceedings, either individually or in the aggregate, is not expected to have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

On December 7, 2012, the Company signed an agreement to enter into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian market. The production facility is scheduled to be completed by the end of 2013. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture. On July 5, 2013, the Company made an initial contribution of $500,000 to the start-up of the joint venture.

14. Related party purchase and sale transaction

Thomas Somodi, who previously served as the Company’s Chief Operating Officer and Chief Financial Officer, entered into with The W Group (i) a subscription agreement, dated as of April 16, 2005, as amended by the amendment to the subscription agreement, effective January 1, 2008, and (ii) an employment agreement dated as of April 16, 2005, as amended by the amendment to the employment agreement, effective January 1, 2008. Pursuant to the subscription agreement entered into with Mr. Somodi, Mr. Somodi acquired shares of The W Group which represented 10% of the issued and outstanding shares of common stock of The W Group as of the date of such agreement and immediately prior to the closing of the Reverse Recapitalization, and the subscription agreement provided that, upon any issuance or change in the structure of capital stock, The W Group would make an equitable adjustment to the shares held by Mr. Somodi so that Mr. Somodi would maintain an interest equal to 10% of the fully-diluted capital stock of The W Group. The subscription agreement further provided (i) Mr. Somodi with the right to require The W Group to purchase his shares, and (ii) The W Group with the right to require Mr. Somodi to sell his shares to The W Group, upon The W Group’s achievement of certain thresholds relating to the valuation of The W Group. Also, Mr. Somodi agreed to sell his shares, if requested by The W Group, to a third party in connection with the sale of The W Group.

On April 28, 2011, Gary Winemaster, Chief Executive Officer, and Mr. Somodi entered into a purchase and sale agreement which was subsequently amended on October 31, 2011, as described below, whereby Mr. Winemaster agreed to purchase all of Mr. Somodi’s shares of preferred and common stock in The W Group, which shares converted into an aggregate of 830,925 shares of Company common stock upon the consummation of the Reverse Recapitalization, as adjusted for the Reverse Split as described in Note 4 “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger.”

On October 31, 2011, Mr. Winemaster and Mr. Somodi amended the purchase and sale agreement to provide that Mr. Winemaster would purchase the 830,925 shares of the Company’s common stock then held by Mr. Somodi at an initial closing upon delivery by Mr. Winemaster of $4.25 million, by delivery of a full-recourse promissory note therefore, and to modify the terms upon which

Mr. Winemaster was required to transfer shares of the Company’s common stock to Mr. Somodi upon the Company’s achievement of certain common stock value thresholds set forth in the purchase and sale agreement as follows: (a) an aggregate of 112,530 shares of Company common stock within 90 days of such time as the value per share of the Company’s common stock was at least $22.2162; (b) an additional aggregate of 135,036 shares of Company common stock within 90 days of such time as the value per share of the Company’s common stock was at least $27.7717; and (c) an additional aggregate of 90,024 shares of the Company’s common stock within 90 days of such time as the value per share of the Company’s common stock was at least $33.3244. All share and per share numbers in the foregoing provisions were subject to adjustment for stock splits, stock dividends, stock combinations and similar events.

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

Pursuant to the terms of the purchase and sale agreement, as amended, Mr. Winemaster had the right to elect to make a payment to Mr. Somodi equal to the product of the number of shares Mr. Winemaster would otherwise be required to deliver to Mr. Somodi upon achievement of a common stock value threshold, multiplied by the applicable threshold price. The first common stock value threshold was achieved on or about March 27, 2013, the second common stock value threshold was achieved on or about May 7, 2013, and the third common stock value threshold was achieved on or about May 28, 2013. On June 24, 2013, Mr. Somodi transferred to the Company his right to receive shares or a cash payment from Mr. Winemaster as a result of the achievement of the first common stock value threshold, in exchange for a cash payment by the Company to Mr. Somodi of $2.5 million. Mr. Winemaster contemporaneously paid the Company $2.5 million in full satisfaction of Mr. Winemaster’s obligations to the Company as a result of the achievement of the first common stock value threshold. On August 5, 2013, Mr. Somodi again transferred to the Company his right to receive shares or a cash payment from Mr. Winemaster as a result of the achievement of the second common stock value threshold, in exchange for a cash payment by the Company to Mr. Somodi of $3.75 million. Mr. Winemaster contemporaneously paid the Company $3.75 million in full satisfaction of Mr. Winemaster’s obligations to the Company as a result of the achievement of the second common stock value threshold. On August 26, 2013, Mr. Somodi transferred to the Company his right to receive shares or a cash payment from Mr. Winemaster as a result of the achievement of the third common stock value threshold, in exchange for a cash payment by the Company to Mr. Somodi of $3.0 million. Mr. Winemaster contemporaneously paid the Company $3.0 million in full satisfaction of Mr. Winemaster’s obligations to the Company as a result of the achievement of the third common stock value threshold. These transactions were all approved by the Audit Committee prior to being entered into and consummated.

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

Net sales

We generate revenues and cash primarily from the sale of off-highway industrial power systems and aftermarket parts to industrial OEMs. Our products are sold globally. Net sales are derived from gross sales less sales returns and or sales discounts.

Cost of sales

We manufacture and assemble our products at our facilities in Wood Dale, Illinois. The most significant component of our cost of sales is the engine cost. The remainder of our cost of sales primarily includes the cost of additional materials utilized in our finished goods, labor, freight, depreciation and other inventoriable costs such as allocated overhead.

Operating expenses

Operating expenses include research & development and engineering, selling and service and general and administrative expenses. Research & development and engineering expenses include both internal personnel costs and expenses associated with outsourced third party engineering relationships. Research & development and engineering activities are staff intensive. Costs incurred primarily consist of wages and benefits for professional engineers, materials used in the development of new products and applications, and amounts paid to third parties under contractual engineering agreements. Research & development and engineering staff focus on advanced product development, application design, customer product support and other engineering related activities. Our advanced product development and application design staff primarily focuses on current and future product design, prototyping, testing and application development activities. Our customer product support group provides dedicated engineering and technical attention to customer production support, including a direct communication link with our internal operations.

Selling and service expenses represent the costs of our OEM sales team, an aftermarket sales group and certain costs associated with field service and warranty support of our products. We utilize a direct sales and marketing approach to maintain maximum customer interface and service support. Wages and benefits, together with expenses associated with travel, account for the majority of the costs in this category.

General and administrative expenses principally represent costs of our corporate office and personnel that provide management, accounting, finance, human resources, information systems and related services which support the organization. In addition to wages and benefits, costs include public company expenses, professional services fees, insurance premiums, banking fees and other general facility and administrative support costs.

Other expense (income)

Other expense (income) includes interest expense on our revolving line of credit and other obligations upon which we pay interest, changes in the valuation of the warrants issued in the private placement that closed on April 29, 2011, as well as other pre-tax transactions which require classification in non-operating results. The change in the valuation of our private placement warrants is subject to change based upon fluctuations in the market price of our common stock which can vary significantly from period to period. Other expense (income) may also include other non-operating expenses from time to time, such as a loss on debt extinguishment and other matters which are not otherwise considered operating income or expense.

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

Stock-based and other executive compensation

In the latter part of the second quarter of 2012, our Compensation Committee of the Board of Directors approved, and we granted a stock appreciation rights award to our Chief Operating Officer. As a result, we have incurred non-cash, stock-based compensation expense for the full nine months ended September 30, 2013, as compared to approximately four months of such expense for the same period in 2012. Further, as explained below, the recognition of the expense for the stock appreciation rights was accelerated in 2013 as a result of achieving certain market conditions earlier than originally contemplated in the initial assumptions used to determine the expense and related recognition period for those stock appreciation rights.

Our Compensation Committee of the Board of Directors approved, and we have granted restricted stock awards to certain employees under the 2012 Incentive Stock Plan of the Company. As a result, we have incurred additional non-cash, stock-based compensation expense in the three and nine month periods ended September 30, 2013 that was not present in 2012. We may consider making additional share-based awards to our directors, officers and other employees and possibly to consultants, and if we do, we will incur additional non-cash, stock-based compensation expenses in future periods.

On July 31, 2013, our Board, upon recommendation of the Compensation Committee, adopted an amendment to increase the number of shares of common stock available for issuance under the 2012 Incentive Plan by 700,000 shares, which amendment was approved by our stockholders on August 28, 2013.

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $270,000 in the nine months ended September 30, 2013, due to the write-off of remaining unamortized loan fees associated with our prior credit facility. This item was not present in 2012.

Underwritten public offering

On July 16, 2013, we closed an underwritten public offering of 2,005,000 shares of our common stock at a price to the public of $35.00 per share. We sold 1,050,000 shares of our common stock, and certain selling stockholders sold 955,000 shares of common stock, in the offering. We received proceeds, net of the underwriter’s fees and expenses, of approximately $34,530,000 before deducting offering expenses of approximately $514,000 that has been payable or is payable by us. We did not receive any proceeds from the sale of the shares by the selling stockholders. We used $25.0 million of the net proceeds to repay outstanding borrowings under our revolving line of credit.

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

Results of operations

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Net sales

Our net sales increased $12,925,000 (25.0%) to $64,628,000 for the three months ended September 30, 2013, compared to $51,703,000 in the three months ended September 30, 2012, of which an increase in sales unit volume (as opposed to price increases) accounted for approximately $12.4 million of the period over period increase. Our power systems and related sales increased approximately $11.0 million and parts sales accounted for the remaining increase. The sales increase was primarily due to strong growth in power generation sales, driven in large part by increased demand for our larger power systems.

Gross profit

Our gross profit increased $3,962,000 (47.1%) to $12,372,000 for the three months ended September 30, 2013, from $8,410,000 in the three months ended September 30, 2012. Our gross profit increased primarily due to the previously discussed increase in sales. Gross margin increased to 19.1% for the three months ended September 30, 2013, compared to 16.3% for the same period in 2012, primarily due to a product mix shift to larger power systems.

Research & development and engineering

Research & development and engineering expense increased $1,240,000 (61.7%) to $3,250,000 in the three months ended September 30, 2013, as compared to $2,010,000 in 2012. We incurred expenses connected with our professional engineers, materials used in the development of new products and applications, and amounts paid to third parties for contract services associated with our research and development activities. Compensation and benefits increased $804,000 in the three months ended September 30, 2013 as compared to the same period in 2012 as we added staff to support product development activities, including development activities associated with pursuing on-road applications for our products. Consulting and professional fees increased $278,000 in the three months ended September 30, 2013 as compared to the same period in 2012 and was due to third-party resources used by us to support our in-house engineering staff as needed from time to time. Other research & development and engineering expenses increased an aggregate of $158,000 in the three months ended September 30, 2013, as compared to the same period in 2012, principally related to the recognition of deferred emission expenses and other costs directly associated with engineering. As a percentage of net sales, research & development and engineering expenses increased to 5.0% for the three months ended September 30, 2013, compared to 3.9% for the same period in 2012.

Selling and service expense

Selling and service expenses increased $526,000 (40.0%) to $1,841,000 for the three months ended September 30, 2013, from $1,315,000 in the three months ended September 30, 2012. Wages and benefits increased $384,000 in the three months ended September 30, 2013, as compared to the same period in 2012 in support of the achievement of our sales. Expenses increased across multiple categories in support of our higher sales unit volume, none of which was individually significant. As a percentage of net sales, selling and service expenses increased to 2.8% in 2013 compared to 2.5% for the same period in 2012.

General and administrative expense

General and administrative expenses increased $947,000 (42.8%) to $3,159,000 for the three months ended September 30, 2013, from $2,212,000 in 2012. Wages and benefits increased $525,000 in the three months ended September 30, 2013 as compared to the same period in 2012. The increase was attributable to the addition of staff to support our growth and expenses incurred in connection with our incentive and performance compensation programs. Accounting and legal fees increased $459,000 in the three months ended September 30, 2013 as compared to the same period in 2012 and related to costs incurred in connection with the Sarbanes-Oxley Act and professional fees incurred in connection with our 401(k) plan. NASDAQ listing fees, investor relations expenses, SEC related costs, franchise taxes and other similar costs increased $198,000 in the three months ended September 30, 2013, as compared to the same period in 2012. These increases were partially offset by a $403,000 decrease in relocation expenses incurred in the three months ended September 30, 2012 in connection with the relocation of our production, warehousing, and administrative offices into newly built-out facilities in 2012. The remaining net increase in general and administrative expenses supported our continued growth period over period. As a percentage of net sales, general and administrative expenses increased to 4.9% in the three months ended September 30, 2013, from 4.3% for the same period in 2012.

Other expense (income)

Interest expense decreased $114,000 (45.8%) to $135,000 in the three months ended September 30, 2013, as compared to $249,000 in 2012. The decrease in interest expense was primarily attributable to a decrease in borrowings on our revolving line of credit. As previously stated, in July 2013, we completed a public offering of our stock and used $25,000,000 of the net proceeds to reduce borrowings on our revolving line of credit. As a result our average borrowings on our revolving line of credit outstanding decreased $11.2 million or approximately 38% during the three months ended September 30, 2013, as compared to the same period in 2012. Our weighted average borrowing rate on our bank debt decreased slightly to 2.00% in the three months ended September 30, 2013 from 2.22% for the same period in 2012. Holding all other variables constant, we believe that for the full year of 2013 our effective interest rate will remain relatively unchanged from 2012.

Private placement warrant expense was $12,605,000 in the three months ended September 30, 2013, as compared to income of $199,000 in the three months ended September 30, 2012. This increase was attributable to a change in the estimated fair value of our private placement warrants. The change in estimated fair value of the private placement warrants was primarily attributable to an increase in the trading price of our common stock period over period.

Income tax expense

Our income tax expense increased $405,000 to $1,382,000 in the three months ended September 30, 2013, as compared to $977,000 for the same period in 2012. We have estimated an interim effective income tax rate of 37% for 2013, excluding, (i) the 2012 federal research tax credit, (ii) the impact of any change in the valuation of the private placement warrants, and (iii) adjustments recorded in 2013 arising from differences between our income tax provision as calculated on our income tax returns filed in 2013 for the year ended December 31, 2012, and the provision recognized in 2012 as recorded for financial statement purposes.

The change in the valuation of our private placement warrants is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs. For the three months ended September 30, 2013, we reported a pre-tax loss. The pre-tax loss was attributable to the expense recognized from a change in the valuation of the Private Placement Warrants during the period, which amount, as noted above, is permanently excluded from the computation of taxable income. Due to the reported pre-tax loss on the results of operations, an actual income tax rate is not a meaningful calculation for the three months ended September 30, 2013. The income tax rate was 34.6% in the three months ended September 30, 2012.

Excluding the impact of the changes in the valuation of the private placement warrants on results of operations, the calculated income tax rates would have been 34.5% and 37.2% in the three months ended September 30, 2013 and 2012, respectively. The actual rate of 34.5% differs from the 2013 ETR of 37.0%, due to a favorable adjustment recorded arising from the difference between our income tax provision as calculated on our income tax returns filed in 2013 for the year ended December 31, 2012, and the amounts provided in 2012 as recorded for financial statement purposes.

Nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

Net sales

Our net sales increased $26,452,000 (17.6%) to $176,342,000 in the nine months ended September 30, 2013 compared to $149,890,000 for the same period in 2012, of which power system sales accounted for $22.4 million of the increase, with the remaining increase attributable to sales of aftermarket parts. Sales unit volume (as opposed to price increases) accounted for $24.4 million of the increase in the nine months ended September 30, 2013, as compared to the same period in 2012.

Gross profit

Our gross profit increased $7,254,000 (28.5%) to $32,725,000 for the nine months ended September 30, 2013, from $25,471,000 in the comparable period in 2012. Our gross profit increased primarily due to the previously discussed increase in sales unit volumes. As a percentage of net sales, gross margin was 18.6% for the nine months ended September 30, 2013, compared to 17.0% in the same period in 2012. The higher gross margin in the nine months ended September 30, 2013, as compared to the same period in 2012 was attributable to a product mix shift to larger power systems.

Research & development and engineering

Research and development and engineering expense increased $1,765,000 (31.8%) to $7,310,000 in the nine months ended September 30, 2013, as compared to $5,545,000 for the same period in 2012. Wages and benefits increased $1,300,000 as we increased headcount in connection with our engineering development and support activities, including development activities associated with pursuing on-road applications for our products. Consulting and professional fees increased $277,000 in the nine months ended September 30, 2013, as compared to the same period in 2012 and was due to third-party resources used by us to support our in-house engineering staff as needed from time to time. Recognition of deferred emission certification expenses and on-going certification expenses applicable to EPA and CARB certified engines increased $235,000 and was principally due to the increase in sales period over period. Offsetting these increases was a $398,000 decrease in materials and related costs incurred for product design and application engineering. The remaining increase in other research & development and engineering expenses in the nine months ended September 30, 2013, as compared to the same period in 2012, principally related to supplies, expendable items and travel costs in support of our research and development and engineering activities. As a percentage of net sales, research & development and engineering expenses were 4.1% in the nine months ended September 30, 2013 as compared to 3.7% for the same period in 2012.

Selling and service

Selling and service expenses increased $1,210,000 (26.3%) to $5,810,000 in the nine month period ended September 30, 2013, from $4,600,000 in the comparable period of 2012. Wages and benefits increased $580,000 in the nine month period ended September 30, 2013, as compared to the same period in 2012, in support of the achievement of our sales increase. Warranty expenses increased $249,000 on higher sales activity in the nine months ended September 30, 2013, as compared to the same period in 2012. Travel and related expenses increased $140,000 and trade show and other promotional expenses also increased in support of our higher sales activity. As a percentage of net sales, selling and service expenses increased to 3.3% in the nine months ended September 30, 2013, compared to 3.1% for the same period in 2012.

General and administrative

General and administrative expenses increased $2,539,000 (42.1%) to $8,563,000 in the nine months ended September 30, 2013, from $6,024,000 in the comparable period of 2012. Wages and benefits increased $1,637,000 in the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was attributable to the addition of staff to support our growth and expenses incurred in connection with our incentive and performance compensation programs. In particular, $516,000 was attributable to an increase in the compensation expense associated with the stock appreciation right granted to our Chief Operating Officer in June 2012. This additional expense arose from (i) a full nine month’s expense in 2013 as compared to four months in 2012 and (ii) $156,000 of accelerated stock compensation expense arising as a result of the achievement of the market condition earlier than projected in the stock appreciation right assumptions made at the time the stock appreciation right was granted.

NASDAQ listing fees, investor relations expenses, SEC related costs, franchise taxes and other similar costs increased $449,000 in the nine months ended September 30, 2013 as compared to the same period in 2012. In addition, accounting and legal expenses increased $406,000 a portion of which was attributable to the additional testing required under Sarbanes-Oxley to which we are subject in 2013. We also incurred approximately $225,000 of additional IT and human resources expenses to support our staff as we grow our business. These increases were offset by a $423,000 reduction in relocation expenses incurred in 2012 when we moved to newly built-out facilities as previously described. The remaining net increase in general and administrative expenses supported our continued growth period over period. As a percentage of net sales, general and administrative expenses increased to 4.9% in the nine months ended September 30, 2013, from 4.0% for the same period in 2012.

Other (income) expense

Interest expense decreased $196,000 (25.6%) to $570,000 in the nine months ended September 30, 2013, as compared to $766,000 for the same period in 2012. The decrease in interest expense was primarily attributable to a $1.3 million, or 4.6%, decrease in average borrowings outstanding in the nine months ended September 30, 2013 as compared to the same period in 2012, which decrease was due to the aforementioned paydown of our revolving line of credit arising from proceeds received in a public offering of our common stock that was completed in July 2013. In addition, our weighted average borrowing rate on our bank debt from decreased to 2.21% in the nine months ended September 30, 2013, from 2.43% for the same period in 2012.

We recognized a loss on debt extinguishment of $270,000 in the nine months ended September 30, 2013, due to the write-off of remaining unamortized loan fees associated with our prior credit facility. The remaining unamortized loan fees were required to be expensed when we replaced our credit facility effective June 28, 2013, and repaid the balance outstanding under our prior credit agreement. See “Liquidity and Capital Resources — Credit Agreements” below for further discussion regarding the refinancing of our prior credit facility with a new lender.

Private placement warrant expense was $21,658,000 in the nine months ended September 30, 2013, as compared to income of $656,000 for the same period in 2012. The change in estimated fair value of the private placement warrants was primarily attributable to an increase in the trading price of our common stock period over period.

Income tax expense

Our income tax expense increased $447,000 to $3,588,000 in the nine months ended September 30, 2013, as compared to $3,141,000 for the same period in 2012. Our income tax expense in the nine months ended September 30, 2013, included a $100,000 benefit for the federal research tax credit expected to be realized for the year ended December 31, 2012. Such amount was recorded in the first quarter of 2013 and not during 2012 because the enactment of the legislation providing the federal research tax credits for 2012 was not signed into law until January 2, 2013, and generally accepted accounting principles prohibit retroactive application of tax law changes. As described above, our interim effective income tax rate for 2013 is 37% excluding (i) the 2012 federal research tax credit, (ii) the impact of any change in the valuation of the private placement warrants, and (iii) adjustments recorded in 2013 arising from differences between our income tax provision as calculated on our income tax returns filed in 2013 for the year ended December 31, 2012 and the amounts provided in 2012 as recorded for financial statement purposes. For the nine months ended September 30, 2013, we reported a pre-tax loss. The pre-tax loss was attributable to the expense recognized from a change in the valuation of the Private Placement Warrants during the period, which amount, as noted above, is permanently excluded from the computation of taxable income. Due to a reported pre-tax loss on the results of operations, an actual income tax rate is not a meaningful calculation in the nine months ended September 30, 2013. The income tax rate was 34.5% in the nine months ended September 30, 2012.

Excluding the impact of the changes in the valuation of the private placement warrants on results of operations, the calculated income tax rates would have been 35.0% and 37.2% in the nine months ended September 30, 2013 and 2012, respectively. The actual rate of 35.0% differs from the ETR of 37.0% in the nine months ended September 30, 2013, due to a favorable adjustment recorded arising from the difference between the Company’s income tax provision as calculated on its income tax returns filed in 2013 for the year ended December 31, 2012, and the amounts provided in 2012 as recorded for financial statement purposes.

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity have been and continue to be cash flows from operations, principally collections of customer accounts receivable and borrowing capacity under our credit facility. On June 28, 2013, we replaced our existing $50.0 million credit facility with BMO Harris Bank N.A. with a $75.0 million credit facility with Wells Fargo Bank, National Association. Our new and prior credit facilities are described further below under “Credit agreements.” On July 16, 2013, we completed a public offering in which we sold 1,050,000 shares of our common stock at $35.00 per share that resulted in net proceeds to us of approximately $34.1 million after underwriters’ fees and expenses associated with the sale of these shares. We used $25.0 million of our net proceeds to reduce the outstanding balance on our revolving line of credit, and the remaining proceeds will be used for working capital and other general corporate purposes, which may include capital expenditures and acquisitions.

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

As of September 30, 2013, we had working capital of $71,418,000 compared to $49,413,000 as of December 31, 2012. Our working capital increase of $22,005,000 was primarily attributable to (i) a $7,789,000 increase in cash arising from the net proceeds of the public offering of our common stock (after the repayment of $25.0 million of our outstanding borrowings under our revolving line of credit) that we completed in July 2013, and (ii) a $9,556,000 increase in our inventory principally resulting from continued growth in our business. The remaining change in working capital resulted from an increase of $1,737,000 from higher trade receivables and a $2,602,000 reduction in accounts payable.

A limited number of our customers have payment terms which may extend up to 150 days. As of September 30, 2013, and December 31, 2012, our trade receivables included $8.1 million and $7.3 million of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $4.0 million and $3.3 million at September 30, 2013, and December 31, 2012, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit, which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the nine months ended September 30, 2013

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the nine months ended September 30, 2013, we used $6,017,000 to fund our operations. We had a reported net loss of $15,008,000, which, after adjustment for non-cash items of $24,013,000, resulted in net cash generated of $9,005,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments in the nine months ended September 30, 2013, primarily included expenses of (i) $21,658,000 arising from a change in the valuation of our private placement warrants, (ii) $1,144,000 of depreciation and amortization expense and (iii) $931,000 of share-based compensation expense. Non-cash adjustments also included $270,000 arising from the loss on debt extinguishment arising from the write-off of unamortized loan financing fees as a result of the replacement of our prior credit facility with BMO Harris Bank, N.A.

Cash generated of $9,005,000 from operations, adjusted for non-cash expenses, was offset by $15,022,000 of cash used in working capital activities in the nine months ended September 30, 2013, principally arising from the higher level of sales activity period over period. Our inventories increased $9,556,000 as we built up our inventory to support current and future period sales. In addition, our current obligations, consisting of trade accounts payable and accrued liabilities netted, decreased $1,625,000 as a result of payments to suppliers, and our income taxes payable also decreased $2,126,000 resulting from the payment of our estimated income tax obligations. Also trade receivables outstanding increased $1,733,000 as a result of an increase in sales period over period.

Investing activities

Net cash used in investing activities was $4,822,000 in the nine months ended September 30, 2013, of which $4,322,000 related primarily to the acquisition of tooling and equipment and related costs used in the production of our products, and $500,000 related to our investment in a joint venture in China. In December 2012, we entered into a joint venture with MAT Holdings, Inc. for the purpose of manufacturing, assembling and selling certain engines into the Asian market. The joint venture agreement initially provides for an investment of $1.2 million from each joint venture partner. We made the initial $500,000 investment in the joint venture during the nine months ended September 30, 2013.

Financing activities

We generated approximately $18,628,000 of cash from financing activities for the nine months ended September 30, 2013.

We generated $36,750,000 of proceeds, prior to applicable transaction fees (classified in “Cash paid for financing and transaction fees” in our condensed consolidated statement of cash flows), from the completion of a public offering of our common stock in July 2013, and we generated $3,865,000 of cash from the exercise of private placement warrants by our investors. We also realized an income tax benefit of $1,642,000 from compensation costs deductible only for income tax purposes and arising from the issuance of our common stock under our 2012 Incentive Stock Plan.

We replaced our existing credit facility with BMO Harris Bank, N.A. on June 28, 2013 with another credit facility from Wells Fargo Bank, National Association, as more fully discussed in “Credit agreements” below. We repaid $38,945,000 representing the outstanding principal balance on the BMO Harris Bank, N.A. facility through an initial advance from the Wells Fargo Bank, National Association, facility of $38,995,000. We incurred financing fees in connection with our new credit facility, which are included in “Cash paid for financing and transaction fees” in our condensed consolidated statement of cash flows.

Partially offsetting the cash generated were net repayments under our credit facilities of $18,693,000 in the nine months ended September 30, 2013 principally due to a $25,000,000 paydown of our revolving line of credit from a portion of the proceeds generated from the public offering discussed above. In addition, we used $2,063,000 as payment of withholding taxes on behalf of our Chief Operating Officer in connection with his exercise of a portion of the SAR, and we withheld shares upon such exercise to satisfy his withholding tax obligations.

Cash flows for the nine months ended September 30, 2012

Operating activities

For the nine months ended September 30, 2012, we used $2,643,000 in cash to fund our operations. We generated cash flow from net income of $5,957,000. Non-cash adjustments increased operating cash flow by approximately $203,000. Non-cash adjustments included changes in the valuation of our private placement warrants liability, depreciation and amortization, deferred income taxes, non-cash losses on the disposal of fixed assets, share-based compensation expense and changes in the valuation of accounts receivable allowances. In addition to the cash generated from net income, we generated cash of $4,878,000 due to an increase in accounts payable arising from the timing of payments to our suppliers.

These increases to cash generated by operations were offset by an $11,158,000 increase in our inventories, as we elected to take significant positions in certain engines in connection with our sales activities, and we also increased our component purchases in support of our sales activities for 2012. Cash from operations was also used as a result of a $2,285,000 increase in accounts receivable due to an increase in our sales unit volume for which receivables were yet uncollected. Other cash used in operating activities was $238,000, none of which was individually significant.

Investing activities

Net cash used in investing activities of $2,900,000 for the nine months ended September 30, 2012, related primarily to the acquisition of property, equipment and other assets.

Financing activities

We generated $6,198,000 of cash from financing activities for the nine months ended September 30, 2012. We generated $10,047,000 of cash from net advances on our revolving line of credit, which was partially offset by a $3,780,000 reduction in a cash overdraft and other net cash outflows of $69,000, none of which was individually significant.

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

BMO Harris Bank N.A. credit agreement

Prior to June 28, 2013, we had a credit facility with BMO Harris Bank N.A. that we had entered into on April 29, 2011. Our initial credit agreement with BMO Harris Bank N.A. provided for borrowings of up to $35.0 million under a revolving line of credit, which revolving line of credit was scheduled to mature on April 29, 2014, and had a variable interest rate as described below. Borrowings under this credit agreement were collateralized by substantially all of our assets. Except as modified and discussed under the amended credit agreement with BMO Harris Bank N.A. below: (a) Power Solutions International, Inc. was a party to the credit agreement and pledged the equity interests of The W Group, Inc. and its subsidiaries to BMO Harris Bank N.A.; (b) there were no term loans; (c) the revolving line of credit bore interest at BMO Harris Bank N.A.’s prime rate plus an applicable margin ranging from 0% to 0.50% or, at our option, a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 2.00% to 2.50%; (d) there was a limit on annual capital expenditures; and (e) we were required to meet a minimum monthly fixed charge coverage ratio (as defined in the credit agreement) of not less than 1.10 to 1.0.

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

On March 20, 2012, the credit agreement with BMO Harris Bank N.A. was amended to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. Under the terms of the amended agreement: (a) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused revolving line fee was reduced to 0.25%; and (c) we were only required to report our compliance with the fixed charge coverage ratio for any month when our excess availability, as defined in the amended agreement, was less than the liquidity threshold. The liquidity threshold was defined as the greater of (i) $7.5 million or (ii) 12.5% of the total credit facility of $50.0 million, as may have been reduced from time to time pursuant to the terms of the amended agreement. When required to report our compliance with the fixed charge coverage ratio, we would have had to continue to report our compliance with the fixed charge coverage ratio until we had exceeded the liquidity threshold for 60 consecutive days. Additionally, under our amended agreement, cash balances were no longer automatically swept by BMO Harris Bank N.A., and, as a result, from time to time, we have carried cash balances on our consolidated balance sheet.

On November 8, 2012, the credit agreement with BMO Harris Bank N.A. was further amended to increase our thresholds for certain transactions, which allowed us to: (i) make acquisitions up to an aggregate of $2.0 million, (ii) enter into joint ventures up to an aggregate of $2.0 million, up from $500,000, and (iii) make annual capital expenditures up to an aggregate of $8.0 million, up from $4.0 million. These thresholds were subject to certain limitations as set forth in the November 8, 2012 amended agreement.

Outstanding borrowings under the credit agreements

As of September 30, 2013, $4.3 million of our outstanding borrowings under our revolving line of credit bore interest at the prime rate, which equaled 3.25% with the applicable margin included. The remaining balance, $8.0 million, had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equaled an aggregate interest rate of 1.68%. The unused and available revolving line of credit balance was approximately $49.4 million at September 30, 2013.

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

Impact of recently issued accounting standards

We evaluate the pronouncements of authoritative accounting organizations, including the FASB, to determine the impact of new pronouncements on GAAP and our unaudited condensed consolidated financial statements. There were no new accounting pronouncements that have been issued or adopted during the three months ended September 30, 2013, that we expect will have a significant effect on our unaudited condensed consolidated financial statements.

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

Risks Related to our Business and our Industry

•	The market for alternative fuel spark-ignited power systems may not develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

•	Our new 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.

•	New products, including new engines we may develop, may not achieve widespread adoption.

•	We may not succeed with the expansion of our product into the on-road market.

•	Changes in environmental and regulatory policies could hurt the market for our products.

•	We currently face, and will continue to face, significant competition, which could result in a decrease in our revenue.

•	Our industrial OEM customers may not continue to outsource their power system needs.

•	We are dependent on certain products and industrial OEM market categories for a significant share of our revenues and profits.

•	Failure to raise additional capital or to generate the significant capital necessary to continue our growth could reduce our ability to compete and could harm our business.

•	We are dependent on relationships with our OEM customers and any change in our relationships with any of our key OEM customers could have a material adverse effect on our business and financial results.

•	We are dependent on relationships with our material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

•	The quality and performance of our power systems are, in part, dependent on the quality of their component parts that we obtain from various suppliers, which makes us susceptible to performance issues that could materially and adversely affect our business, reputation and financial results.

•	We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability and excess inventory.

•	Changes in our product mix could materially and adversely affect our business.

•	We derive a substantial majority of our revenues attributed to our diesel power systems business from our relationships with Perkins and Caterpillar.

•	Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

•	Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

•	Price increases in some of the key components in our power systems could materially and adversely affect our operating results and cash flows.

•	Many of our power systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.
•	The loss of one or more key members of our senior management, or our inability to attract and retain qualified personnel could harm our business.

•	Our existing debt or new debt that we incur could adversely affect our business and growth prospects.

•	Failure or inability to meet our obligations under our current credit facility or any new credit facility could materially and adversely affect our business.

•	Our quarterly operating results are subject to variability from quarter to quarter.

•	If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

•	If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to produce and sell our products and services.

•	We could suffer warranty claims.

•	We could become subject to product liability claims.

•	Our telematics tool, MasterTrak, may not be successful.

•	We may have difficulty managing the expansion of our operations.

•	If we do not properly manage the sales of our products into foreign markets, our business could suffer.

•	If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

•	We may be adversely impacted by work stoppages and other labor matters.

•	Our agreement to enter into a joint venture for the purpose of manufacturing, assembling and selling certain engines into the Asian market may not be successful.

•	We are and will continue to be subject to foreign laws, rules and regulations as our business expands into these foreign markets and cannot be certain as to our continued compliance and costs related thereto.

•	We could be adversely affected by risks associated with acquisitions and joint ventures.

•	We could become liable for damages resulting from our manufacturing activities.

•	We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

•	Variability in self-insurance liability estimates could significantly impact our results of operations.

Risks Related to the Shell Company

•	We may have contingent liabilities related to Format, Inc.’s operations prior to the reverse recapitalization transaction of which we are not aware and for which we have not adequately provisioned.

Risks Related to the Ownership of our Common Stock

•	We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements.

•	Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

•	A liquid and orderly trading market for our common stock may not develop, and the price of our stock may be volatile and may decline in value.

•	A significant number of shares of our common stock were registered for sale in 2011 and are eligible for sale. Future sales by us or our existing stockholders could depress the market price of our common stock.

•	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

•	Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

•	If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

•	We do not anticipate paying any dividends in the foreseeable future.

•	We have broad discretion in the use the net proceeds that we have received from our recent offering (or additional availability under our revolving line of credit resulting from the repayment of our outstanding borrowings thereunder with our proceeds from the offering) and may not use them in a manner in which our stockholders would consider appropriate.
•	A research report, which did not reflect our views, was published by one of our underwriters prior to the filing of our registration statement in connection with our public offering, which closed on July 16, 2013. We could be subject to potential liability as a result of the publication of this research report.

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

In an effort to remediate this material weakness, we previously made the following changes to our internal control over financial reporting during the quarter ended June 30, 2013:

•	Assigned detailed security rights to all users of the business system software used in our aftermarket parts business; and

•	Implemented a database monitoring tool that allows management to monitor key fields and transactions within the system.

As of September 30, 2013, while management believes that significant progress has been made towards remediating the material weakness noted above, management believes that the monitoring controls implemented in the quarter ended June 30, 2013, have not been in place for a sufficient period of time to ensure remediation.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal control over financial reporting and disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine additional measures are necessary.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POWER SOLUTIONS INTERNATIONAL, INC.

Date: November 12, 2013	By:	/s/ Daniel P. Gorey
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