Form 10-K
period 2013-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2014-02-28
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35944.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    YES        ☒  NO

The aggregate market value of the common stock, par value $0.001 per share, of the registrant held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $75,719,955 based on the last reported sale price on The NASDAQ Capital Market on June 28, 2013 (although the total market capitalization of the registrant as of such date was approximately $311,965,580). Shares of the registrant’s common stock held by each executive officer and director and by each person who holds 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2014, there were 10,562,139 outstanding shares of the common stock, par value $0.001 per share, of the registrant.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “contemplate,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “will be,” “would” and similar expressions, but this is not an exclusive way of identifying such statements. These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this report as a result of various risks, uncertainties and other factors, including those described above under the heading “Risk Factors” and elsewhere in this report. Accordingly, you should read this report with the understanding that our actual results may be materially different from what we expect.

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

Except where the context otherwise requires or where otherwise indicated, references in this Form 10-K to “we,” “us,” “our” and “our company” refer to Power Solutions International, Inc. and its subsidiaries.

PART I

Item 1.	Business

Company Overview

We are a global producer and distributor of a broad range of high performance, certified low-emission, power systems that primarily run on alternative fuels such as natural gas and propane and are designed to meet emission standards of the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB). Our customers include large, multinational original equipment manufacturers (OEMs) of off-highway industrial equipment, and we are a sole source provider of alternative fuel power systems for most of these customers. Our power systems are currently used by OEMs in a wide range of industries with a diversified set of applications, including, stationary electricity generators, oil and gas equipment, forklifts, aerial work platforms, industrial sweepers, arbor equipment, agricultural and turf equipment, aircraft ground support equipment, construction and irrigation equipment, and other industrial equipment. In addition to our primary focus on the industrial market, we are introducing a range of alternative fuel power systems designed for the on-road market.

Our power systems are highly engineered, comprehensive systems customized to meet specific industrial OEM application requirements and technical specifications, as well as requirements imposed by environmental regulatory bodies. Our power system configurations range from a basic engine block integrated with appropriate fuel system components to completely packaged power systems. We purchase engines from third party suppliers and produce an internally-designed engine, both of which are then integrated into our power systems. We are also conducting research and development for the purpose of designing, developing and manufacturing other engines in-house. A substantial portion of the components we integrate into our power systems consist of internally designed components and components for which we coordinate significant design efforts with third party suppliers, with the remainder consisting largely of parts that we source off the shelf from third party suppliers. We are able to provide our customers with a comprehensive, emission-certified power system which can be incorporated, using a single part number, directly into a customer’s specified application.

For industrial applications, our alternative fuel power systems meet or exceed emission standards of the EPA and the CARB and represent a cleaner, and typically less expensive, alternative to diesel fuel power systems. While our power systems primarily run on alternative fuels, we also supply EPA and CARB emission-certified standard fuel power systems, and we are one of the largest suppliers of Perkins and Caterpillar diesel power systems under 275 horsepower. We expect that growth in domestic sales of our low-emission power systems will be driven by the substantial breadth of our emission-certified products, as well as increasing U.S. demand for alternative fuel power systems resulting from the adoption of increasingly stringent engine emission regulations. We are also experiencing increasing demand for our power systems from international industrial OEMs that manufacture industrial equipment for the U.S. import market.

In addition to our emission-certified power systems, we produce and distribute nonemission-certified power systems for industrial OEMs for particular applications in markets without emission standards (for example, oil and gas equipment used in Canada). Approximately 69% of our net sales for 2013 consisted of sales of emission-certified products, with approximately 59% of our 2013 net sales consisting of sales of emission certified products for which we hold the applicable regulatory certification and 10% of our 2013 net sales consisting of sales of diesel power systems for which the diesel engine supplier holds the applicable regulatory certification. Approximately 15% of our net sales in 2013 consisted of sales of aftermarket parts, and the remaining approximately 16% of our net sales in 2013 consisted of sales of our nonemission-certified power systems.

Industry and Market Overview

Industrial OEM Market

The off-highway industrial OEM market represents a diversified set of applications and industry categories that include power generation, oil and gas, material handling, aerial work platforms, sweepers, arbor, welding, airport ground support, agricultural, turf, construction and irrigation. While the power system requirements for the industrial OEM market bear similarities to the requirements for power systems used in automotive applications, there are substantial application differences between automotive and industrial equipment applications. Torque, start, stop, low speed and, with respect to certain applications, indoor use requirements, make direct use of an automotive power system impractical for use in most industrial equipment applications. Recognizing these differences, the EPA and CARB have issued distinct emission standards and regulations for industrial applications, as compared to those for automotive applications. As a result, there is not a direct cross-over of available automotive power systems into the industrial OEM market. Power systems used in the industrial OEM market must satisfy these emission standards through a certification process with the EPA and CARB that includes durability testing of the engine emission system at zero and 5,000 hours, production line testing on a quarterly basis and field compliance audit testing. Given the level of engineering and financial resources that automotive engine manufacturers would need to dedicate to supply emission-certified product into the industrial OEM market, and given this market does not represent a core business for these manufacturers, it is generally impractical for automotive engine manufacturers to compete in the industrial OEM market.

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

Increasingly Stringent Regulations and Growing Efforts to Reduce Emissions

Concerns regarding climate change and other environmental considerations have led to the implementation of laws and regulations that restrict, cap or tax emissions in the automotive industry and throughout other industries. In particular, EPA Tier 4 emission standards, CARB regulations, and policies in Europe, generally referred to as Stage I, II, III and IV regulations, are requiring a significant reduction in the level of emissions and particulate matter produced by diesel power systems. OEMs have experienced pressure to redesign their products to address these emission regulations, as products that are unable to meet emission standards may not be sold in the marketplace. However, we believe few suppliers to industrial OEMs have been capable of providing, or are willing to make the investments of time, financial, and other resources necessary to provide products that meet new emission regulations.

Increased EPA and CARB emission regulations associated with diesel power systems are taking effect and are increasing both the cost and product footprint (in other words, the size of the power system) of diesel power products. Internal combustion engines generally produce emissions of carbon monoxide, unburned hydrocarbons (organic compounds consisting entirely of hydrogen and carbon that can be emitted as a result of incomplete fuel combustion and fuel evaporation), and oxides of nitrogen (highly reactive gases formed when oxygen and nitrogen in the air react with each other during combustion), and diesel engines produce particularly high levels of these pollutants. In addition, diesel engines produce particulate matter, which is among the areas of focus of these emission regulations. In 2004, the EPA adopted rules introducing Tier 4 emission standards which significantly reduce permitted emissions of oxides of nitrogen and particulate matter, and restrict hydrocarbon emissions, for off-road diesel engines of various sizes. The most recent standards adopted were initially implemented in 2008 and will continue to be phased in through 2015. As an example of the increasingly stringent standards to which diesel engines are subject, the most recent permitted levels, which began in 2012, of particulate matter for on-road diesel engines were reduced by approximately 90% from 2009 permitted levels. As a result, manufacturers and suppliers of diesel power systems, in comparison to spark-ignited and hybrid power systems, face greater challenges in complying with the new emission regulations. A manufacturer of diesel power systems must expend significant resources to develop a compliant power system, often through incorporation of additional components into a power system to reduce levels of particulate and other emissions. These additional components increase the footprint of the diesel engine, as well. This can be a lengthy and expensive process. Based upon our experience with customers and suppliers, and on additional information provided by Power Systems Research, Inc., industrial OEMs are experiencing cost increases of between 30% and 100% for a comprehensive diesel power system with combustion and aftertreatments incorporated to satisfy the new requirements. Furthermore, these emission regulations created not only a cost but also a footprint disadvantage for a diesel power system, when compared to a spark-ignited, emission-certified power system.

Additionally, countries outside of the United States have historically adopted emission regulations aligned with those of the U.S., and accordingly, it is anticipated that regulations comparable to current and future EPA and CARB emission regulations will be implemented internationally. For example, as previously noted, policies implemented in Europe, generally referred to as Stage I, II, III and IV regulations, regulate emissions of off-road mobile equipment. Similar to emission regulations in the U.S., these regulations in Europe call for reductions in emissions of hydrocarbons, oxides of nitrogen and particulate matter, to be phased in over a period of time. If foreign jurisdictions continue to adopt emission regulations consistent with those of the U.S., it is expected that the international industrial OEM market will experience similar pressures to use cost effective, emission-certified power systems.

Increased Use of Alternative Fuels

A variety of market factors are contributing to the increased use of alternative fuels and growth of alternative fuel technology, including economics, energy independence, environmental concerns, and the widespread availability of alternative fuels. The price of alternative fuels such as natural gas or propane is substantially less than diesel or gasoline, and alternative fuels produce lower amounts of toxic greenhouse gases. In the United States, significant domestic alternative fuel reserves have been identified, and it is believed these reserves could satisfy much of the energy needs of the U.S. for many years. According to a 2013 report published by the Potential Gas Committee (PGC), a nonprofit organization composed of experts working in the natural gas field, the U.S. future natural gas supply at the end of 2012 was 2,688 trillion cubic feet (consisting of PGC’s assessments of technically recoverable resources combined with the U.S. Department of Energy’s latest determination of proved reserves), which represents an increase of 22.1% from 2010 levels as determined by PGC. The abundance of domestic natural gas resources is expected to increase U.S. energy independence by reducing oil imports from foreign countries. As a result of these market factors, we believe the use of alternative fuels will continue to grow and providers of equipment in industrial OEM categories, such as power generation, that rely significantly on coal, diesel fuel and gasoline, will face increasing pressure to use alternative fuel power systems.

Additionally, the infrastructure supporting alternative fuels in the United States continues to expand. Further, the United States and some other countries have taken action to increase demand and support for alternative fuels, in an effort to reduce dependence on imported oil, capitalize on domestic natural gas reserves and reduce emissions from diesel engines. For example, the EPA has provided subsidies in the form of grants and other financing programs for the advancement of alternative fuel technologies (to date directed primarily towards on-road vehicles). Additionally, industry organizations, such as the Propane Education and Research Council, an organization authorized by the U.S. Congress with the passage of the Propane Education and Research Act, award grants to a wide variety of institutions, businesses, universities and government organizations for the continued research, development, demonstration and commercialization of alternative fuel technologies.

Industrial OEM Trend Toward Outsourcing

Industrial OEMs have been following the broader marketplace trend of outsourcing non-core functions. The dynamics of global sourcing and the need for cost competitiveness have led, and should continue to lead, industrial OEMs to assess what operations and system components are core to their business model and what they should outsource to their suppliers and partners. In particular, to comply with frequently changing environmental regulations while remaining competitive, industrial OEMs have been increasingly more reliant on outsourcing to third party suppliers and partners with specialized regulatory and design expertise. This is especially true for international OEMs seeking access to the U.S. market. By outsourcing power system design and production, OEMs are able to focus their resources on overall design and functionality of their products, rather than on developing the sophisticated technology associated with emission-certified power systems. We expect increasingly more industrial OEMs to outsource power systems, system components and subsystems to third party suppliers with the requisite experience and technology.

Penetration by International Suppliers into Regulated Markets

The implementation of emission regulations domestically and in non-U.S. markets also impacts international suppliers of industrial equipment products outside these regulated markets. International industrial OEMs that supply into regulated industrial OEM markets, including those already doing so and those recognizing emerging opportunities to sell their products into these markets, must meet applicable emission requirements, like those imposed by the EPA and CARB in the U.S. For example, Chinese and other Asian suppliers have recognized that, in order to effectively penetrate and sell into emission regulated industrial OEM markets like North America and Western Europe, their products must be emission-certified. These international industrial OEMs historically have lacked the regulatory and design expertise necessary to develop their own emission-certified power systems. Furthermore, they recognize that, even if they had or could acquire the relevant expertise, it can be much less time consuming and much more cost-effective for them to acquire compliant power systems from third-party suppliers, rather than internally developing and manufacturing their own solutions. Accordingly, just as domestic industrial OEMs are outsourcing this function, so too are international industrial OEMs, and we expect this trend to continue.

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

Our Competitive Strengths

For nearly 30 years we have had a history and reputation as a proven supplier of cost-effective, technologically advanced products to the industrial OEM marketplace. We believe that our technological superiority and the comprehensive nature of our product offerings position us to capitalize on developing trends in the industrial OEM markets and drive significant future growth.

Broad Range of Alternative Fuel Power Systems

Our power systems represent a broad range of emission-certified, alternative fuel products for industrial applications. We are one of only a few providers of industrial OEM products that meet, and in many cases produce emissions at levels significantly lower than the emission standards of the EPA and CARB. Our alternative fuel engines range in size from under 1 liter to 22 liters and our power system configurations include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. We provide standardized fuel system and component technology across our entire range of emission-certified power systems. As a result, our OEM customers are able to focus internal engineering and technical support resources, and train their personnel, on one standardized fuel system and one set of electronic controls employed throughout the range of power systems they acquire from us, and are able to reduce their product design and ongoing product support costs.

We believe our broad range of emission-certified, alternative fuel products strategically positions us to capitalize on the cost and packaging disadvantages associated with diesel power systems that are resulting from increased EPA and CARB emission regulations that are taking effect. Given the existing dominance of diesel power systems in the industrial OEM marketplace, even a minor shift in the marketplace from diesel to spark-ignited, alternative fuel power systems will represent a significant growth opportunity for us. Additionally, as international OEMs desire to supply industrial equipment products into the United States and must meet EPA and CARB emission requirements, we provide a fast, certain, cost-effective route for these foreign industrial OEMs to meet these emission requirements because we hold compliance certificates specific to our power systems. We have already secured commercial sales relationships with some of Asia’s largest industrial OEMs, and have begun supplying EPA and CARB compliant power systems to these industrial OEM customers for incorporation into their product lineups.

Leverageable, OEM-Focused Business Model

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

Additionally, our relationships with international OEM customers that supply their industrial equipment into the United States generate opportunities for us to further supplement our business. We believe that once one of our emission-certified power systems is engineered into a foreign industrial OEM’s product, that OEM is likely to also incorporate our power systems into its products that do not require emission-compliant power systems. This use by foreign industrial OEMs of our power systems for both their emission-certified and non-emission-compliant power system needs reduces ongoing engineering, aftermarket and field service support requirements, while supporting a product strategy that can easily be adjusted to any future worldwide changes in emission requirements. These relationships further provide us with growth opportunities beyond those dependent upon U.S. demand for emission regulated products, and solidify our supplier and partnership position with our foreign industrial OEM customers. Moreover, even if our relationship with an international OEM customer is limited to United States compliant power systems, we are in an opportune position to provide additional emission-

compliant power systems in the future as emission regulations for industrial equipment begin to emerge in other countries around the world.

Superior Technology

We are a recognized leader in providing industrial OEMs with highly engineered, technologically superior, emission-certified power systems that cover a wide range of possible fuel alternatives. Our power system development and manufacturing processes are supported by in-house design, prototyping, testing and engineering capabilities. We believe our customers are able to realize significant costs savings by leveraging our proven power system technology, our application engineering expertise, the broad range of our EPA and CARB emission-certified power systems and our industrial equipment testing and certification processes. They are also able to focus their efforts on the development of operations and system components core to their business, without having to expend considerable resources associated with the emission certification process, which may require years to perform durability testing of the engine emission system at zero and 5,000 hours, production line testing on a quarterly basis and field compliance audit testing, each of which is mandated and regulated by the EPA and CARB.

The level and range of our EPA and CARB emission-certified products offering further demonstrates the strength of our technology. Our emission-certified products meet all current existing emission standards of the EPA and CARB. We are able to maintain and enhance our position as a supplier of technologically sophisticated, emission-certified power systems through our experienced and technologically savvy team of application engineers. This team gives us the ability to support and integrate our power systems into a significant number of industrial OEM applications. We believe that our continued recruitment and development of talented personnel will augment our ability to stay ahead of emerging technologies in the industrial OEM marketplace.

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

Dedicated Customer-Centric Product and Application Expertise

We have a customer-centric business focus, and we continually strive for customer satisfaction at all levels of customer interaction. We commit our attention and efforts to nurturing and expanding relationships with our customers by staying connected with them, being aware of challenges they face and understanding their evolving needs. From production personnel to our customer support staff, our entire team is highly experienced in both the products we sell and the OEM customer applications into which they are integrated. Through our extensive experience in the industrial OEM marketplace and our adaptive technology strategy that we use in developing our power systems, we are able to accept the specific requests of individual customers and provide tailored power systems to meet their needs. We assign a dedicated engineer to each OEM customer for application support and to provide a direct line of communication between the OEM’s manufacturing line and our production operations. Our quality, field service support and service operations provide knowledgeable and responsive support to our OEM customers at every point of customer interface.

Growth Strategy

Our core strategy is to develop comprehensive power systems for the global industrial OEM marketplace. We believe that, with our competitive advantages, our continued pursuit of our core strategy will drive growth in our business. More specifically, we intend to seek future growth as follows:

Expand Products and Services Provided to Existing OEM Customers

We continually work to capitalize on organic growth opportunities and build upon our strong existing customer relationships, which in many cases are on a sole source basis. We plan to expand our business with existing customers by supporting their growth initiatives as they expand their product lines, enter new markets, and adapt to changing emission standards. We also intend to develop and sell new products to our OEM customers as we broaden our range of emission-certified, alternative fuel power systems.

Establish New Industrial OEM Relationships

We expect to strengthen our OEM customer base by developing new relationships with industrial OEMs. We seek to acquire new clients and gain new business from OEMs that we do not presently serve by focusing our marketing efforts toward these potential customers and capitalizing on our strong reputation; the depth, breadth and technological sophistication of our power systems; our commitment to customer service; and the cost savings we can offer. Emphasizing our experience and reputation in market categories in which our power systems are already well-established, such as power generation, we are focused on establishing new industrial OEM relationships and capturing a greater portion of the market share. We are also targeting new OEM customers in high-growth market categories, such as on-road, material handling and oil and gas applications, while maintaining and enhancing our penetration in market categories that are growing more slowly. As we gain traction in emerging and high growth markets that did not previously represent significant opportunities for our power systems, we plan to further focus our efforts on potential customers in those categories.

Expand Into New Geographic Markets

We are focused on expanding our business internationally with OEM customers that require EPA and CARB compliant power systems to access the U.S. market and for non-compliant systems used in products sold outside the U.S. In 2012, we entered into a China-based joint venture with MAT Holdings, Inc. for the purpose of manufacturing, assembling and selling certain engines into the Asian market, initially focusing on the forklift market. Furthermore, because we expect countries outside of the United States to implement emission regulations that are aligned with U.S. standards, we anticipate an opportunity to expand our relationships with industrial OEMs that supply emission-compliant products outside of the U.S. If such emission regulations are implemented consistent with our expectation, we anticipate being able to provide power systems to industrial OEMs that meet applicable foreign emission standards by leveraging our existing technology and experience in developing our EPA and CARB emission-certified products.

Develop New Products

By leveraging the deep industry experience of our engineering and new product development teams, we are working to broaden the range of our power system product offerings, including, with respect to engine classes and the industrial OEM market categories into which we supply our products. We capitalize on our technologically sophisticated, in-house design, prototyping, testing and application engineering capabilities to further refine our superior spark-ignited power system technology. We plan to apply our experience and expertise in developing comprehensive, integrated green power systems to expand our spark-ignited alternative fuel offerings.

Expand Into On-Road Market

We have developed an internally designed, state-of-the-art, 8.8-liter fuel flexible engine that we currently sell into the industrial market and we plan to sell to truck and bus OEMs which will be a fully-integrated on-road drop-in solution. We expect this engine to have a wide range of applications, including school buses, waste-hauling trucks and medium-duty delivery trucks. Furthermore, we have recently expanded our on-road product line by entering a multi-year supply agreement with General Motors for 4.8-liter and 6.0-liter fuel engines. We believe we now have a comprehensive range of alternative fuel powertrains for vehicle OEMs in the Class 4 through Class 7 truck and bus market.

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

Our desire to expand our product and service offerings, coupled with the success of our strategy in the diesel marketplace, motivated us to move into the marketplace for spark-ignited power systems. From the mid-1990s going forward, we have applied our strategy to spark-ignited gasoline and alternative fuel products. In applying our extensive, prior experience developing power systems for our diesel power system OEM customers to the spark-ignited industrial OEM marketplace, and addressing the growing demand for diesel alternatives as a result of environmental and economic considerations, we have developed a comprehensive range of alternative fuel power systems. As a result, we have become a significant supplier of power systems to prominent OEM customers located throughout North America, with sales to OEM customers located (with location determined based upon the continent to which we ship a product) throughout North America representing approximately 93% of our net sales in 2013. We also sell our power systems to OEM customers located throughout Asia (approximately 6% of our net sales in 2013) and Europe (approximately 1% of our net sales in 2013).

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

Our power systems include (1) EPA and CARB emission-certified spark-ignited water-cooled internal combustion engines ranging from 0.97 liters to 21.9 liters, which use alternative fuels and gasoline, (2) non-certified spark-ignited water-cooled internal combustion engines ranging up to 22 liters, which similarly use alternative fuels and gasoline, and (3) emission-certified Perkins engines ranging from 0.5 liters to 7.1 liters, which use diesel fuel. Our diesel and alternative fuel power systems use water-cooled (as opposed to air-cooled), multi-cylinder engines.

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

Power Generation

We offer EPA and CARB emission-certified power systems, including 0.97 liter to 21.9 liter power systems that use alternative fuels, for stationary emergency and non-emergency power generation products. Emergency engines are stationary engines which operate solely in emergency situations and during required periodic testing and maintenance. Examples include engines used in generators to produce power for critical networks when electrical power from the local utility provider is interrupted, and stand-by engines that pump water in the event of a fire or flood. Non-emergency products include prime power generation products, which produce continuous generation of power for an extended period of time, and peak shaving products, which generate power at times of maximum power demand.

We currently supply our power systems to a substantial number of manufacturers of power generation products. We believe that our customers choose our power systems because of our broad range of emission-

certified, spark-ignited power systems for this industry category. Additionally, by using a common fuel system and electronic controls across our range of power systems, we provide our customers with the opportunity to support and train their personnel on one standardized fuel system and one set of electronic controls employed throughout the range of products they acquire from us.

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

We believe that our diesel power systems maintain a leading position in the market for wood chippers that use water-cooled engines. We believe the diesel regulations that are taking effect will cause EPA Tier 4 diesel engine packages to become more expensive and, as a result, open the market for consideration of our gasoline and other alternative fuel engine packages.

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

Through MasterTrak, we provide our OEM customers and their customers the ability to track the location and functional status (including maintenance requirements) of their assets in real-time via web access and automated alerts. These monitoring capabilities provide information regarding the specific utilization characteristics of a connected asset, and allow our customers and their customers to efficiently and proactively schedule service maintenance. These attributes help reduce unexpected equipment failures, which can further reduce the total cost of ownership of a given piece of equipment, and may generate additional sale and service opportunities for the OEM customer.

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

Product and Warranty Support

We provide technical support and training to our OEM customers. These services include in-plant training and support through web — and phone — based field service. Our dedicated team of product and application engineers delivers high quality, responsive technical support to our OEM customers. We further support our OEM customers by engaging regional providers to perform warranty service and offer support for our power systems. In general, we reimburse these third-party regional providers for the warranty services that they perform for our power systems.

Customers

Our customers include companies that are large, industry-leading and/or multinational organizations that demand first class engineering support, automotive grade product quality and on-time delivery. We believe that the number of competitors capable of supporting not just the sophisticated technology requirements, but also that the world class automotive engineering, quality and delivery requirements emphasized by industrial OEMs is limited. We are solidly positioned to capitalize on the diminishing base of suppliers capable of meeting these increasingly stringent customer expectations. In almost every industrial OEM category, we maintain a supplier relationship with two or more of the largest OEMs in that category.

Our depth of expertise, technical superiority and broad range of product offerings is the underlying basis for our position as a sole source provider of products to a majority of our OEM customers. We estimate that over 70% of the power systems that we supply are provided to our major OEM customers on a sole-source basis. Our strong customer base, which includes a diversity of customers across industry categories, provides a broad range of opportunities for continued growth.

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

Our largest customers, based upon our consolidated revenues in 2013, include Bandit, Kohler, Moser Energy Systems, Nacco and Taylor Power Systems, of which Kohler was the only one that represented more than ten percent of our 2013 consolidated revenues. Our relationships with these customers are all pursuant to terms and conditions substantially similar to the arrangements described above, including the manner in which prices are determined. Our largest customers change from time to time as a result of various factors, including prevailing market conditions, our customers’ strategies (such as their focus on marketing and sales efforts with respect to products into which our power systems are incorporated as compared to their other products) and our customers’ existing inventory of our power systems.

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

We also rely upon engineering outsourcing relationships for design, development and product testing that allow us to fulfill demands for specialty services and satisfy fluctuating workload requirements. In particular, since 2009, we have used outside engineering relationships to supplement product design, development and testing services as dictated by demands from our industrial OEM customers. We require these third-party engineering service providers to treat all design, development and testing information provided to them as confidential. In addition to these engineering outsourcing relationships, where applicable, we also benefit from the design, development and testing capabilities of our supplier base.

We provide the design, durability testing, validation testing and compliance with other engineering and administrative requirements necessary to meet and obtain EPA and CARB certification for a range of spark-

ignited engines. As a result, we provide our OEM customers with emission-certified power systems, without these OEMs having to expend considerable research and development time and resources related to obtaining power system certification. We further provide the tools and services necessary to support revalidation and other EPA and CARB requirements that exist beyond the initial emission compliance requirements. As a result of such revalidation, we become the “manufacturer of record,” which is the entity that holds the applicable regulatory certifications for a power system, for the emission-certified power system.

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

Our research and development expenditures for our fiscal years 2013, 2012 and 2011 were approximately $9.4 million, $6.8 million and $4.0 million, respectively.

Manufacturing

We currently manufacture our products at our facilities in Wood Dale, Illinois. We customize our power systems to meet specific requirements of industrial OEM applications and the needs of our industrial OEM customers. We have recently invested in machining equipment to hone and finish our internally designed engine blocks, which are initially cast at a supplier’s foundry. Our production operations encompass all aspects of manufacturing our power systems, which range from fitting a basic engine block with appropriate fuel system components to building a comprehensive power system that includes any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry.

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

Our engineering and manufacturing systems use sophisticated, paperless, integrated, software-based management and control systems. Our warehouse systems include computerized management systems and high speed infrastructure such as wire guided racking systems and high density automated carousel systems. We use a dynamic, software-driven inventory management system, which allows us to accurately monitor inventory levels for our comprehensive power systems, subsystems and individual components. We also incorporate within our manufacturing process, software, that enables us to identify and deliver components and other parts to our OEM customers.

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

Supplier Relationships

Engine and Component Suppliers

We have established relationships with suppliers for the engines to be integrated into our comprehensive power systems, the most significant of which are Doosan, General Motors and Perkins/Caterpillar. We also source our other power system components from third party suppliers. We coordinate design efforts with suppliers for some of our key components. In addition, we internally design other parts and components for our products, own the tooling for such parts and components and globally source them from a variety of domestic and global suppliers. Because we design many of our parts and components in-house, we are generally not limited in our choice of suppliers. As such, we are able to select our supplier relationships based upon a supplier’s reliability and performance.

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

Under our distribution agreement with Perkins, we are the exclusive distributor of specified Perkins engines within a territory consisting of the states of North Dakota, South Dakota, Minnesota, Wisconsin, Iowa, Michigan, Ohio and Indiana, and all but the southern tip of Illinois. We are a non-exclusive distributor of specified Perkins engines within a territory consisting of the states of Nebraska and Kansas, as well as, portions of the state of Missouri. In exchange for this exclusive territory, we are required to purchase from Perkins all of our requirements for the same or similar engines covered by the agreement. As described in further detail below under “Sales and Marketing; Value-Added Resellers; Distribution — Sales and Marketing; Value-Added Resellers,” under the distribution agreement with Perkins, we are also required to establish a service and support network that provides various services to our customers that purchase power systems which use Perkins engines. This distribution agreement with Perkins is currently scheduled to expire on December 31, 2014.

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

•

Perkins Diesel Service Parts Program: We provide Perkins diesel service parts through a network of established service and parts organizations located throughout our 12-state distributor territory, as described above under “Arrangements with Key Suppliers”.

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

Competition

We believe we are one of the few providers of comprehensive power systems to the industrial OEM market. However, the market for our products and related services is intensely competitive, subject to rapid change and sensitive to new product and service introductions and changes in technical requirements. Some competitors have longer operating histories, strong name recognition and significant financial and marketing resources. Competition in our markets may become more intense as additional companies enter them and as new technologies are adopted. Generally, we believe that the principal competitive factors for our business include the following:

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

The EPA and CARB have similarly adopted regulations to reduce pollutant exhaust emissions for spark-ignited engines used in off-road equipment. In 2004, the EPA fully introduced Tier 1 exhaust emission regulations for mobile off highway large spark ignited engines to control hydrocarbon, oxides of nitrogen and carbon monoxide following a phase in program that started in 2001. In 2007, the EPA introduced Tier 2 exhaust emission regulations for off highway large spark ignited engines which further reduced hydrocarbon and oxides of nitrogen emissions by approximately 33% and carbon monoxide emissions by 91% over Tier 1. In 2010, the CARB enacted new exhaust emission regulations for off-highway large spark-ignited engines, for California only, that further reduced hydrocarbon and oxides of nitrogen emissions by 68% over EPA Tier 2. In 2008, the EPA finalized and enacted New Source Performance Standards to regulate emission for stationary off-highway spark-ignited engines to control hydrocarbon, oxides of nitrogen, carbon monoxide and volatile organic compound.

All of our emission-certified power systems meet existing exhaust emission standards of the EPA and CARB. Failure to comply with these standards could result in adverse effects on our future financial results.

The initial and on-going certification requirements vary by power system application. The process for certain of our exhaust emission certifications is described below.

Pursuant to the regulations of the EPA and CARB, we are presently required to obtain emission compliance certification from the EPA and CARB to sell our power systems generally throughout the United States and in California. The emission compliance and certification process begins with the planning and development of a base fuel and emission control system technology, which may be used as a platform that can be applied to the range of power systems requiring certification. The development of this platform generally begins approximately 18 months prior to the onset of the exhaust emission standard implementation date. A complete fuel and emission controls system platform consists of fuel handling, trimming and transport components, electronic engine controller, sensors and exhaust after-treatment technology. The process involves developing the system to meet the requirements of the environmental regulatory agencies, as well as industry expected quality standards and other commercial expectations, all at a cost that will allow us to sell our power system at a competitive market price.

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

Employees

As of February 24, 2014, our workforce consisted of approximately 455 persons, including 2 part-time staff. Of this total, approximately 126 persons are individuals whose services we obtain through an arrangement with a professional employer organization and 158 persons are from individuals whose services we obtain through a temporary employment agency.

None of the members of our workforce are represented by a union or covered by a collective bargaining agreement. We believe we have a good relationship with the members of our workforce.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to various risks, including those described below, which in turn may affect the value of our securities. In addition, other risks not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition, results of operations, cash flows or prospects, perhaps materially. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. Before making an investment decision with respect to any of our securities, you should carefully consider the following risks and uncertainties described below and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements.”

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

The discovery of any significant problems with the engine, or any of the engines we develop, could result in recall campaigns, increased warranty costs, potential product liability claims, reputational risk and brand risk. More specifically, sales of our own internally developed engine could lead to significantly higher warranty costs to service this engine if it does not perform to expectations, as we would be unable to rely on a warranty provided by a third-party engine manufacturer. Additionally, any performance issues with our internally developed engine could also result in increased product liability claims, and we would be unable to rely on any indemnification provided by a third-party engine manufacturer. Potential losses could also arise from other unforeseen issues associated with the internal production of our own base engine block. For additional detail regarding the risk of introducing a new product such as our 8.8 liter engine, see “— New products, including new engines we develop, may not achieve widespread adoption.” For additional detail regarding the risk of warranty costs and product liability claims, see “— We could suffer warranty claims that could materially and adversely affect our business” and “— We could become subject to product liability claims.”

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

We have recently expanded our on-road product line by entering a multi-year supply agreement with General Motors for 4.8-liter and 6.0-liter alternative fuel engines. There is no guarantee that we will be successful in expanding our on-road product line which could have an effect on our on-road supply agreement with General Motors.

New products, including new engines we develop, may not achieve widespread adoption.

Our growth may depend on our ability to develop and/or acquire new products, and/or refine our existing products and power system technology, to complement and enhance the breadth of our power system offering with respect to engine class and the industrial OEM market categories into which we supply our products. We are currently in the process of developing new 2.0 liter and 2.4 liter engines, and we offer, but have not had material sales of, connected asset services through our telematics tool, MasterTrak, to our OEM customers and other businesses to which we do not supply our power systems. We will generally seek to develop or acquire new products, or enhance our existing products and power system technology, if we believe they will provide significant additional revenues and favorable profit margins. However, we cannot know beforehand whether any new or enhanced products will successfully penetrate our target markets. There can be no assurance that newly developed or acquired products will perform as well as we expect, or that such products will gain widespread adoption among our customers.

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

The market for our products and related services is highly competitive, subject to rapid change and sensitive to new product and service introductions and changes in technical requirements. New developments in power system technology may negatively affect the development or sale of some or all of our power systems or make our power systems uncompetitive or obsolete. Other companies, some of which have longer operating histories, greater name recognition and greater financial and marketing resources than us, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, certain of our products and power system technologies. If the markets for our products (including particular industrial OEM market categories) grow as we anticipate, competition may intensify, as existing and new competitors identify opportunities in such markets.

We face competition from companies that employ current power system technologies, and may face competition in the future from additional companies as new power system technologies are adopted. Among our competitors are fuel system providers such as Westport Innovations, Inc., Fuel System Solutions and Woodward Governor, Inc., which supply engines and engine system components to the industrial OEM marketplace. Additionally, we may face competition from companies developing technologies such as cleaner diesel engines, bio-diesel, fuel cells, advanced batteries and hybrid battery/internal combustion power systems. We may not be able to incorporate such technologies into our product offerings, or may be required to devote substantial resources to do so. The success of our business depends in large part on our ability to provide single assembly, integrated, comprehensive, technologically sophisticated power systems to our customers. The development or enhancement by our competitors of similar capabilities could adversely affect our business.

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

During fiscal 2013, a significant portion of our revenues were derived from sales of our power systems to be incorporated into equipment used in the power generation and forklift market categories, and we anticipate that sales of power systems in these market categories will continue to represent a significant portion of our revenues for the foreseeable future. We further believe that our growth may depend in a significant part upon our ability to increase sales of our power systems in the material handling and oil and gas market categories, as well as certain other industrial OEM categories. There can be no assurance that the material handling and oil and gas market categories, or any other industrial market category into which we sell our power systems, will grow as quickly or as significantly as we expect (if at all), or that the current, or any future, demand for our power systems in any of these market categories will not decrease.

Failure to raise additional capital or to generate the significant capital necessary to continue our growth could reduce our ability to compete and could harm our business.

We may need to raise additional capital in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. Our current credit facility contains covenants restricting our ability to enter into additional debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources — Credit agreement” for a description of our credit facility. We may offer and sell common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, stock purchase contracts and units under a universal shelf registration statement, which was declared effective on February 14, 2014. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness, and take other actions that would otherwise be in the interests of our stockholders and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not, among other things, be able to:

•	continue to expand our research and product development operations and sales and marketing organization;

•	expand operations both organically and through acquisitions; or

•	respond to competitive pressures or unanticipated working capital requirements.

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

We have established relationships with third party engine suppliers and other suppliers from which we source our components for our power systems. We are substantially dependent on our three key engine suppliers, General Motors, Perkins/Caterpillar and Doosan. Sales of our power systems incorporating engines from General Motors, Perkins/Caterpillar and Doosan represented approximately 50%, 10% and 25% of our total sales for fiscal 2013, respectively, and represented approximately 57%, 13% and 15% of our total sales for fiscal 2012, respectively. If any of these three engine suppliers were to fail to provide engines in a timely manner or to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or providing any such engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected. In addition, we currently source other important components used in our power systems, such as catalysts, engine controllers, fuel mixers, wiring harnesses, engine sensors and intake manifolds, from a limited number of suppliers. Much of the technology incorporated into these components that we source from a limited number of suppliers is technologically sophisticated, and we do not believe that our competitors have access to some of this sophisticated technology. Our business could be harmed by adverse changes in our relationships with our non-engine component suppliers, or if our competitors gain access to the technology. Further, if our suppliers are unable to provide components to us in a timely manner, or are unable to meet our quality, quantity or cost requirements, we may not in all cases be able to promptly obtain substitute sources. Any extended delay in receiving engines or other critical components could impair our ability to deliver products to our OEM customers.

We do not have formal, written agreements with many of our component suppliers. Most of our non-engine component supply agreements do not extend past the end of 2014. In any event, a component supplier may fail to provide components on a timely basis, or fail to meet our specifications or other requirements for a component, regardless of whether we have a written contract with such supplier.

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

If any of the component parts we obtain from our suppliers are defective, we may incur liabilities for warranty claims. The supplier in any such case may not fully compensate us for any such liabilities. We may also be responsible for obtaining replacement parts and incur liability related thereto.

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

The margins on our revenues from some of our product and service offerings are higher than the margins on some of our other product and service offerings. In particular, the margins vary between sales of our power systems as compared to sales of our aftermarket parts and components. A decrease in demand for our higher margin products and service offerings, such as our heavy duty power systems, could have a negative impact on our profitability. Our margins can also fluctuate based upon competition, alternative products and services, operating costs and contractual factors. In addition, we may not be able to accurately estimate the margins of some of our new and developing products and services due to our limited operating history with sales of these products. Our new products and services may have lower margins than our current products and services.

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

We derive a substantial majority of our diesel power systems revenues from our relationships with Perkins and Caterpillar.

We derive a significant portion of our diesel power systems business from our distribution agreement with Perkins, our packaging and distribution agreements with Caterpillar engine dealers and our association with Caterpillar. Our business with Perkins and Caterpillar represented approximately 13% and 16% of our revenues in fiscal 2013 and 2012, respectively. Any material change in our relationships with Perkins and Caterpillar, including the termination of our distribution agreement with Perkins, could have a material adverse effect on our business and financial results.

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

Future economic downturns may materially impact our OEM customers, as well as suppliers and other parties with which we do business. Economic conditions that adversely affect our customers may cause them to terminate existing supply agreements or to reduce the volume of power systems they purchase from us in the future. In the case of another economic downturn, we may have significant receivables owing from customers that face liquidity issues. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Similarly, with adverse market conditions, our key suppliers from which we source power system components may be unable to provide components to us or extend us credit. Furthermore, we may not be able to successfully anticipate, plan for and respond to changing economic conditions, and our business could be negatively affected.

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

The prices of some of the key components of our power systems are subject to fluctuation due to market forces beyond our control, including changes in the costs of raw materials incorporated into these components. Such price increases occur from time to time due to spot shortages of commodities, increases in labor costs or longer-term shortages due to market forces. In particular, the prices of certain precious metals used in our emissions control systems fluctuate frequently and often significantly. Substantial increases in the prices of raw materials used in components which we source from our suppliers may result in increased prices charged by our suppliers. If we incur price increases from our suppliers for key components in our power systems, our production costs will increase. Given competitive market conditions, we may not be able to pass all or any of those cost increases on to our OEM customers in the form of higher sales prices. To the extent our competitors do not suffer comparable component cost increases to our customers, we may have even greater difficulty passing along price increases and our competitive position may be harmed. As a result, increases in costs of key components may adversely affect our margins and otherwise adversely affect our operating results and cash flows.

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

Our design, development and sales cycle may vary based on the specific power system and the industrial OEM market category in which our customer’s product will compete, and it is difficult to predict for any particular transaction. The length and variability of our sales cycle can make it difficult to predict whether particular sales commitments will be received in any given period. As a result, a significant period may elapse between our investment of time and resources in designing and developing a custom power system for an OEM customer and our revenue from sales of that power system.

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

As of February 24, 2014, we had approximately $15.1 million in principal amount of outstanding debt under our credit line with Wells Fargo Bank, N.A. The credit agreement with Wells Fargo Bank, N.A. provides an initial maximum $75.0 million revolving line of credit to us, which, at our request and subject to the terms of the credit agreement, may be increased up to $100.0 million during the term of the credit agreement. Failure or inability to meet our obligations under our current credit agreement or any new credit facility could materially and adversely affect our business. In addition, our debt obligations could make us more vulnerable to adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in current and potential future credit agreements have important consequences, including:

•

limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;

•	limiting our ability to incur additional indebtedness;

•	limiting our ability to capitalize on significant business opportunities, including mergers, acquisitions and other strategic transactions;

•	placing us at a competitive disadvantage to those of our competitors that are less indebted than we are;

•	making us more vulnerable to rising interest rates; and

•	making us more vulnerable in the event of a downturn in our business.

More specifically, pursuant to our current loan and security agreement with our senior lender, we have agreed to certain financial covenants, including maintaining certain ratios between our adjusted earnings before interest, taxes, depreciation and amortization and our fixed charges. In addition, our current loan and security agreement places limitations on our ability to make acquisitions of other companies. Any failure by us to comply with the financial covenants set forth in our current loan and security agreement in the future, if not cured or waived, could result in our senior lender accelerating the maturity of our indebtedness or preventing us from accessing availability under our credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

Furthermore, we may incur substantial additional indebtedness in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we now face, as described above, could intensify.

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

We could suffer warranty claims that could materially and adversely affect our business.

From time to time, we may incur liabilities for warranty claims as a result of defective products or components, including claims arising from defective products or components provided by our suppliers that are integrated into our power systems. Provisions we make for warranty accrual may not be sufficient or we may be unable to rely on a warranty provided by a third-party manufacturer, and we may recognize additional expenses as a result of warranty claims in excess of our current expectations. Such warranty claims may necessitate a redesign, re-specification, a change in manufacturing processes, and/or recall of our power systems, which could have an adverse impact on our finances and on existing or future sales of our power systems and other products. Even in the absence of any warranty claims, a product deficiency such as a manufacturing defect or a safety issue may necessitate a product recall, which could have an adverse impact on our finances and on existing or future sales.

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

We operate our business, including all of our production and manufacturing processes, out of facilities that are all located in Wood Dale, Illinois. If damaged, our facilities, our manufacturing lines, the equipment we use to perform our emission certification and other tests and our other business process systems would be costly to replace and could require substantial time to repair or replace. We are particularly subject to this risk because of our current geographic concentration of our facilities. During 2012, we completed the consolidation of our facilities that are all located in Wood Dale, Illinois. This consolidation further exacerbates this risk. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including inclement weather, earthquakes, wildfires, floods, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to efficiently operate our business for some period of time. In addition, such events may temporarily interrupt our ability to receive engines, fuel systems or other components for our power systems from our suppliers and to have access to our various production systems necessary to operate our business. Our insurance covering damage to our properties and the disruption of our business may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

The Patient Protection and Affordable Care Act may have an adverse impact on our financial results

Our full-time staff has the opportunity to participate in healthcare coverage subsidized by us. For various reasons, certain eligible staff choose not to participate in our healthcare plans. However, under the Patient Protection and Affordable Care Act, changes that become effective in 2014 may increase our payroll costs significantly. Other changes in the law, including the imposition of a penalty on individuals who do not obtain healthcare coverage, may result in staff participating in our healthcare plans when, in the past, such staff had elected not to participate in our healthcare plans. Such additional participation in our healthcare plans may increase our healthcare costs. It is also possible that making changes or failing to make changes in the healthcare plans we offer will make us less attractive to our current or potential staff. The costs and other effects of these new healthcare requirements, including the administrative costs to carry out these requirements, may have a material adverse effect on our financial results.

Our business could be adversely affected by increased compensation costs or difficulties in attracting staff for our business

Compensation is a significant component of our operating costs, and we believe talented and hardworking staff are a key part of our success. We devote significant resources to training our staff. Increased compensation costs due to factors like additional taxes or benefit costs, including the requirements of the Patient Protection and Affordable Care Act, as well as competition, increased minimum wage requirements, and other benefit mandates that may be required in the future could adversely impact our operating results. Our success depends in part on our ability to hire, motivate, and retain qualified staff. As we continue to expand, we will need to promote or hire additional staff, and it may be difficult to attract or retain such individuals as a result of these increased compensation and benefit mandates without incurring significant additional costs.

Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and financial results, including harming our ability to expand or by increasing our operating costs

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our staff, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules can be cumbersome and subjects us to substantial expense. These rules can also expose us to liabilities arising from claims for non-compliance. We could suffer losses from, and we could incur legal costs to defend lawsuits or claims, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government from time to time have enacted minimum wage increases, paid sick leave and mandatory vacation accruals, and similar requirements and such changes, when enacted, could increase our compensation costs and have an adverse impact on our operating results.

We are subject to state and federal immigration laws, and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential qualified staff. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our staff may, without our knowledge, be unauthorized workers. Ineligible staff may subject us to fines or penalties, and we could experience adverse publicity that negatively impacts our business, disrupted operations and difficulty hiring and retaining qualified staff.

Claims arising from inadequate documentation of the eligibility of our staff as a result of not fully complying with all recordkeeping obligations of federal and state immigration compliance laws could result in other penalties and costs that could have a material adverse effect our operating results.

We are also audited from time to time for compliance with citizenship or work authorization requirements. Unauthorized staff may subject us to fines or penalties, and if any of our staff are found to be unauthorized our business may be disrupted as we try to replace lost staff with other qualified individuals. On the other hand, in the event we wrongfully reject work authorization documents, or if our compliance procedures are found to have a disparate impact on a protected class, such as a racial minority or based on the citizenship status of applicants, we could be found to be in violation of anti-discrimination laws. We could experience adverse publicity arising from enforcement activity related to work authorization compliance, anti-discrimination compliance, or both, that negatively impacts our business, adversely impacts our operating results, and may make it more difficult to hire and retain qualified staff.

Our joint venture for the purpose of manufacturing, assembling and selling certain power systems into the Asian market may not be successful.

In 2012, we entered into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain power systems into the Asian market, and specifically to distribute such power systems from the joint venture’s manufacturing facility in China. The facility in China was completed in 2013. Manufacturing is due to commence in 2014. There can be no assurances that the joint venture will be successful. The formation of the venture and establishment of its business will require significant management and capital resources and there can be no assurances that such resources will be available. Operations at the joint venture could expose us to risks inherent in such activities, such as protection of our intellectual property, economic and political stability, labor matters, language and cultural differences, including cultural differences that could be construed as violations of U.S. or other anti-bribery laws; and the need to manage product development, operations and sales activities that are located a long distance from our headquarters. The management of new product development activities, the sharing or transfer of technological capabilities to the joint venture will expose us to risks. In addition, from time to time in the future, our joint venture partner may have economic or business interests or goals that are different from ours. In addition, the joint venture documents will require us to make equity contributions from time to time up to specified amounts. If the joint venture business does not progress according to our plans and anticipated timing, our investment in the joint venture may not be considered successful.

We could be adversely affected by risks associated with acquisitions and joint ventures.

From time to time, we may seek to expand our business through investments in, joint ventures with or acquisitions of, complementary businesses, technologies, services or products, subject to our business plans and management’s ability to identify, acquire and develop suitable investments or acquisition targets in both new and existing industrial OEM market categories and geographic markets. In certain circumstances, acceptable investments or acquisition targets might not be available. Acquisitions involve a number of risks, including: (1) difficulty in integrating the operations, technologies, products and personnel of an acquired business, including consolidating redundant facilities and infrastructure; (2) potential disruption of our ongoing business and the distraction of management from our day-to-day operations; (3) difficulty entering markets in which we have limited or no prior experience and in which competitors have a stronger market position; (4) difficulty maintaining the quality of services that such acquired companies have historically provided; (5) potential legal and financial responsibility for liabilities of acquired businesses; (6) overpayment for the acquired company or assets or failure to achieve anticipated benefits, such as cost savings and revenue enhancements; (7) increased expenses associated with completing an acquisition and amortizing any acquired intangible assets; (8) challenges in implementing uniform standards, accounting policies, customs, controls, procedures and policies throughout an acquired business; (9) failure to retain, motivate and integrate key management and other employees of the acquired business; and (10) loss of customers and a failure to integrate customer bases. In addition, under the terms of our credit facility, we may be restricted from engaging in certain acquisition transactions. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources — Credit agreement” for a description of our credit facility.

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

We are subject to, and may become subject to additional, state, federal and international laws and regulations governing our environmental, labor, trade and tax practices. These laws and regulations, particularly those applicable to our international operations, are or may be complex, extensive and subject to change. We will need to ensure that we and our OEM customers and suppliers timely comply with such laws and regulations, which may result in an increase in our operating costs. For example, in August 2012, the Securities and Exchange Commission adopted final rules to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries, which obligates us to conduct a reasonable country of origin inquiry with respect to conflict minerals included in components of products we directly manufacture, contract to manufacture and purchase to include in products. Other legislation has been, and may in the future be, enacted in other locations where we manufacture or sell our products. In addition, climate change and financial reform legislation in the United States is a significant topic of discussion and has generated and may continue to generate federal or other regulatory responses in the near future. If we or our component suppliers fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, which could have a materially adverse effect on our business, financial condition and operating results. In connection with our compliance with such environmental laws and regulations, as well as our compliance with industry environmental initiatives, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand which could cause our financial condition or operating results to suffer.

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

Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could adversely affect us.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements.

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

Risks Related to the Shell Company

We may have contingent liabilities related to Format, Inc.’s operations prior to the reverse recapitalization transaction of which we are not aware and for which we have not adequately reserved.

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

Risks Related to the Ownership of our Common Stock

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

As a public operating company, we incur significant administrative, legal, accounting and other burdens and expenses beyond those of a private company, including those associated with corporate governance requirements, public company reporting obligations and NASDAQ listing requirements. In particular, we have needed to enhance and supplement our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise, as well as refine our quarterly and annual financial statement closing process, to enable us to satisfy such reporting obligations.

Furthermore, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. These assessments must include disclosure of identified material weaknesses in our internal control over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to continue to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common stock.

In the prior year, we identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses or that additional material weaknesses will not occur in the future. Specifically, under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in the framework in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management concluded that as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria. Based on management’s assessment, controls over the business system software used within our aftermarket parts group were not adequate. Our management has been engaged in successfully developing and implementing a remediation plan to address the material weakness, but we cannot assure that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future. See “Item 9A. Controls and Procedures”, for Managements Report on Internal Control Over Financial Reporting.

In prior periods, as a “smaller reporting company,” we were able to take advantage of an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. As we no longer qualify as a smaller reporting company, compliance with these auditor attestation requirements have required additional costs and significant time and resources from our management and finance and accounting personnel. See “Item 9A. Controls and Procedures,” for Management’s Report on Internal Control Over Financial Reporting.

Furthermore, we are now deemed to be an “accelerated filer” and are subject to time restraints with respect to our financial and public reporting obligations. While we used every effort to plan accordingly for this reporting obligation and NASDAQ listing requirements we cannot be certain that our planning will continue to be effective and timely. The reporting obligations pertain not only to the finance and accounting departments, but impact almost all employees, processes and technology throughout our company.

In addition, our management team must continue to adapt to other requirements of being a public company. We need to devote significant resources to address these public company-associated requirements, including compliance programs and investor relations, as well as our financial reporting obligations. We incur substantial legal and financial compliance costs as a result of complying with these rules and regulations promulgated by the SEC.

Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

As of February 24, 2014, Gary Winemaster, our Chairman of the Board, Chief Executive Officer and President, and Kenneth Winemaster, our Senior Vice President and Secretary, beneficially owned in the aggregate approximately 57% of our outstanding shares of common stock. On a fully-diluted basis, assuming the exercise of all outstanding warrants and outstanding stock appreciation rights, such individuals beneficially owned in the aggregate approximately 55% of our outstanding shares of common stock. As of February 24, 2014, Gary Winemaster alone beneficially owned approximately 37% of our outstanding shares of common stock. On a fully diluted basis, assuming the exercise of all outstanding warrants and outstanding stock appreciation rights, Gary Winemaster alone beneficially owned approximately 35% of our outstanding shares of common stock.

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

A liquid and orderly trading market for our common stock may not fully develop, and the price of our stock may be volatile and may decline in value.

An active, liquid public trading market may not fully develop or may not be sustained. While the level of trading volume will vary each day, the typical trading volume represents only a small percentage of our total shares of common stock outstanding. The lack of an active, liquid public trading market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active, liquid public trading market for our common stock may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

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

Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. On July 16, 2013, we closed an underwritten offering of 1,050,000 shares of our common stock, and certain selling stockholders sold 955,000 shares of our common stock in this offering. In addition, we may offer and sell common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, stock purchase contracts and units under a universal shelf registration statement, which was declared effective on February 14, 2014. Finally, a significant number of shares of our common stock were registered for sale in 2011 and are eligible for sale in the public market. If we or our existing stockholders sell a large number of shares of our common stock, or if we sell additional securities that are convertible into common stock, in the future, the market price of our common stock similarly could decline. Further, even the perception in the public market that we or our existing stockholders might sell shares of common stock could depress the market price of our common stock.

Our actual operating results may differ significantly from our guidance.

From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

We have broad discretion in the use of borrowings under our revolving line of credit and may use them in a manner in which our stockholders would not consider appropriate.

Our management has broad discretion in the application of the borrowings under our revolving line of credit. Our stockholders may not agree with the manner in which our management chooses to allocate and spend these funds. The failure by our management to apply these funds effectively could have a material adverse effect on our business.

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

During 2012, we adopted the 2012 Incentive Compensation Plan, which was amended in 2013 to increase the number of shares available for awards pursuant to this plan. This plan and the related amendment were each approved by our stockholders. The adoption of this plan pursuant to which equity awards have been, and may continue to be, granted to eligible employees (including our executive officers), directors and consultants, and the related issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings. See “Executive Compensation — 2012 Incentive Compensation Plan” for a description of this plan.

We also may offer and sell common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, stock purchase contracts and units under a universal shelf registration statement, which was declared effective on February 14, 2014. The issuance of securities into the market pursuant to the shelf registration statement may be dilutive to existing stockholders and have an adverse effect on the price of our securities.

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

The payment of dividends is currently restricted by our credit agreement with Wells Fargo Bank, N.A. We intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Because we do not anticipate paying dividends in the future, the only opportunity to realize the value of our common stock will likely be through an appreciation in value and a sale of those shares. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which a stockholder purchased his, her or its shares.

A research report, which did not reflect our views, was published by one of our underwriters prior to the filing of our registration statement in connection with our public offering, which closed on July 16, 2013. We could be subject to potential liability as a result of the publication of this research report.

Prior to the filing of our registration statement in connection with our recent public offering, a research report regarding our quarterly financial results was written and published by Craig-Hallum Capital Group LLC, one of our underwriters, which publishes and distributes research reports on our company in the regular course of its business.

We were not involved in any way in the preparation of this research report and had no knowledge of this research report until after it was released. Such report does not reflect our views, and we disclaimed all responsibility for its contents. Potential investors in our recent public offering were advised to disregard the contents of this research report entirely when making any investment decision with respect to our common stock.

The research report may be deemed a prospectus not meeting the requirements of the Securities Act, and the publication of the report could be found to be a violation of Section 5 of the Securities Act. If the publication of this research report were to be held by a court to be a violation by us of Section 5 of the Securities Act, we could be required to repurchase the shares sold to certain purchasers in our recent offering at the original purchase price, or, if such purchasers had already sold the securities, could be liable to them for damages. We could be subject to other claims for damages and costs as a result of the publication of the research report.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We operate within approximately an aggregate of 440,000 square feet of space in four facilities located in the Chicago, Illinois area. The following table lists the location of each of our three facilities materially important to our business (one of which we own, and the others of which are leased by us), that facility’s principal use, the approximate square footage of that facility, and the current lease expiration date (to the extent applicable):

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

Our common stock is listed on The NASDAQ Capital Market under the symbol PSIX. Prior to listing on The NASDAQ Capital Market on May 28, 2013, our common stock was quoted on the OTC Bulletin Board and the OTC Markets — OTCQB tier under the symbol PSIX. The table below sets forth the high and low sale prices per share of our common stock on The NASDAQ Capital Market, and the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board and the OTC Markets — OTCQB tier for the periods indicated, as applicable.

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$17.75	$10.00
Second Quarter	$20.95	$14.00
Third Quarter	$17.15	$15.10
Fourth Quarter	$18.00	$14.35
Fiscal Year Ended December 31, 2013
First Quarter	$26.08	$16.18
Second Quarter	$38.25	$24.00
Third Quarter	$59.26	$33.00
Fourth Quarter	$78.96	$52.30

As of February 24, 2014, the last reported sale price for our common stock on The NASDAQ Capital Market was $71.32 per share.

Holders

As of February 24, 2014, there were approximately 11 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of dividends is currently restricted by our credit agreement with Wells Fargo Bank, National Association. We intend to retain our future earnings to support operations and to finance expansion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement” below for a further discussion regarding restrictions on the payment of dividends under our new credit facility.

Securities Authorized for Issuance Under Compensation Plans

On May 30, 2012, the Board of Directors approved and adopted our 2012 Incentive Compensation Plan (the “2012 Plan”). Under the 2012 Plan, 830,925 shares of our common stock were initially made available for awards pursuant to the 2012 Plan. On July 31, 2013, the Board of Directors of the Company, upon recommendation of the Compensation Committee, adopted an amendment to the 2012 Plan to increase the number of shares of common stock available for issuance under the 2012 Plan by 700,000 shares. This amendment was approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on August 28, 2013. Of the Company’s 1,530,925 shares reserved for awards under the 2012 Plan, 543,872 shares were originally underlying a SAR award granted to the Company’s Chief Operating Officer on June 6, 2012 and 162,993 shares of restricted stock have been granted to date to eligible employees.

As of December 31, 2013, 824,060 shares of our common stock were available for awards pursuant to the 2012 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	525,574	$22.07	824,060
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	525,574	$22.07	824,060

Issuer Purchases of Equity Securities

During the fourth quarter of the year ended December 31, 2013, we did not make any repurchases of equity securities.

Item 6.	Selected Financial Data.

As we are transitioning from smaller reporting company status, we are not yet required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to us that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” See “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should also be read in conjunction with our financial statements and the related notes included in this report.

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

Selling and service expenses represent the costs of our OEM sales team, an aftermarket sales group and certain costs associated with field service and support of our products. We utilize a direct sales and marketing approach to maintain maximum customer interface and service support. Wages and benefits, together with expenses associated with travel, account for the majority of the costs in this category.

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

Other expense (income)

Other expense (income) includes interest expense on our revolving line of credit and other obligations upon which we pay interest, changes in the valuation of the warrants issued in the private placement that closed on April 29, 2011, and other pre-tax transactions which require classification in non-operating results. The change in the valuation of our private placement warrants is subject to change based upon fluctuations in the market price of our common stock which can vary significantly from period to period. Other expense (income) may also include other non-operating expenses from time to time, such as a loss on debt extinguishment and other matters which are not otherwise considered operating income or expense.

2013 significant developments

Underwritten public offering

During 2013, we closed an underwritten public offering of 2,005,000 shares of our common stock at a price to the public of $35.00 per share. We sold 1,050,000 shares of our common stock, and certain selling stockholders sold 955,000 shares of common stock, in the offering. We received proceeds, net of the underwriter’s fees and expenses, of approximately $34,530,000 before deducting offering expenses of approximately $514,000 that have been paid. We did not receive any proceeds from the sale of the shares by the selling stockholders. We used $25.0 million of the net proceeds to repay outstanding borrowings under our revolving line of credit. Our offering has a significant effect on the comparability of recent results as compared to past results.

New credit agreement

During 2013, we entered into a credit agreement with Wells Fargo Bank, National Association, which replaced our credit agreement with BMO Harris Bank N.A. The Wells Fargo Bank Credit Agreement increases our revolving line of credit to an initial maximum $75.0 million, which, at our request and subject to the terms of the Wells Fargo Bank Credit Agreement, may be increased up to $100.0 million during the term of the Wells Fargo Bank Credit Agreement. See “Liquidity and Capital Resources—Credit Agreements” for further discussion of the credit agreement with Wells Fargo Bank, National Association.

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

Amendment to credit agreement

We completed two amendments to our prior credit agreement with BMO Harris Bank N.A. in 2012. On March 20, 2012, our prior credit agreement with BMO Harris Bank N.A. was amended to increase the total credit facility from $35.0 million to $50.0 million and to extend the maturity date to March 20, 2017. In addition, this amendment also resulted in a reduction of the LIBOR margin and unused line fee, and under certain circumstances, we are no longer required to report our fixed charge coverage ratio. On November 8, 2012, we amended our prior credit agreement with BMO Harris N.A. to (i) increase our acquisition limit up to an aggregate value of $2.0 million; (ii) enter into joint ventures up to an aggregate value of $2.0 million, up from $500,000, and (iii) make annual capital expenditures up to an aggregate of $8.0 million, up from $4.0 million. These thresholds were subject to certain limitations as set forth in the November 8, 2012, amended agreement.

Factors affecting comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Private placement warrants

Our year-to-year and year-over-year results can be impacted by our private placement warrant liability. The change in estimated fair value of the liability associated with the private placement warrants is primarily attributable to fluctuations in the value of our common stock during a period.

Stock-based and other executive compensation

On June 6, 2012, we granted a stock appreciation rights award to our Chief Operating Officer. As a result, we have incurred non-cash, stock-based compensation expense for the full year ended December 31, 2013, as compared to approximately 6 months of such expense for the same period in 2012. Further, as explained below, the recognition of the expense for the stock appreciation rights was accelerated in 2013 as a result of achieving certain market conditions earlier than originally contemplated in the initial assumptions used to determine the expense and related recognition period for those stock appreciation rights.

In addition, during 2013, we granted restricted stock awards under our 2012 Incentive Compensation Plan to certain employees of the Company. As a result, we have incurred additional non-cash, stock-based compensation expense in the year ended December 31, 2013 that was not present in 2012.

On July 31, 2013, our Board, upon recommendation of the Compensation Committee, adopted an amendment to increase the number of shares of common stock available for issuance under our 2012 Incentive Compensation Plan by 700,000 shares, which amendment was approved by our stockholders on August 28, 2013. We may consider making additional share-based awards to our directors, officers and other employees and possibly to consultants, and if we do, we will incur additional non-cash, stock-based compensation expenses in future periods.

Public company expenses

As a result of the reverse recapitalization taking place in 2011, we became a public company. Based on this fact, our general and administrative expenses have increased as we pay our employees, legal counsel and accountants to assist us in, among other things, establishing and maintaining a more comprehensive compliance and board governance function, establishing, maintaining and assessing internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports under the federal securities laws. In addition, as a public company the cost of director and officer liability insurance has increased. We have also incurred additional costs associated with compensation of non-employee directors.

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $270,000 and $485,000 in the years ended December 31, 2013 and 2011, respectively, due to the write-off of remaining unamortized loan fees associated with our then prior credit facility. This item was not present in 2012.

Events affecting sales and profitability comparisons

Our year-to-year and year-over-year operating results (including our sales, gross profit and net (loss) income) and cash flows can be impacted by a variety of internal and external events associated with our business operations. Examples of such events include (1) changes in regulatory emission requirements (which generally occur on January 1 of the year in which they become effective), (2) customer product phase-in/phase-out programs, (3) supplier product (e.g., a specific engine model) phase-in/phase-out programs, (4) changes in pricing by suppliers to us of engines, components and other parts (typically effective January 1 of any year), and (5) changes in our pricing to our customers (typically effective January 1 of any year), which may be related to changes in the pricing by suppliers to us. In order to mitigate potential availability or pricing issues, customers may adjust their demand requirements from traditional patterns. We may also extend special programs to customers in advance of such events, and we are more likely to offer such programs in our fourth quarter of a year in anticipation of events expected to occur in the first quarter of the next year. The occurrence of any of the events discussed above may result in fluctuations in our operating results (including sales and profitability) and cash flows between and among reporting periods.

Results of operations

Year ended December 31, 2013 compared with the year ended December 31, 2012

Net sales

Our net sales increased $35,500,000 (17.5%) to $237,842,000 in the year ended December 31, 2013 compared to $202,342,000 for the year ended December 31, 2012, of which power system sales accounted for $30.0 million of the increase, with the remaining increase attributable to sales of aftermarket parts. The increase in power system sales principally arose from an increase in sales of our heavy duty power systems in 2013 over the prior year. Sales unit volume (as opposed to price increases) accounted for $32.7 million of the increase in the year ended December 31, 2013, as compared to the same period in 2012.

Gross profit

Our gross profit increased $10,609,000 (31.3%) to $44,526,000 for the year ended December 31, 2013, from $33,917,000 in the same period in 2012. Our gross profit increased primarily due to the previously discussed increase in sales unit volumes and an expansion of our gross margin over the prior year. As a percentage of net sales, gross margin was 18.7% for the year ended December 31, 2013, compared to 16.8% in the same period in 2012. The higher gross margin during 2013 was principally attributable to an increase in sales of our heavy duty power systems.

Research & development and engineering

Research & development and engineering expense increased $3,062,000 (41.5%) to $10,439,000 in the year ended December 31, 2013, as compared to $7,377,000 for the same period in 2012. Research & development and engineering activities are staff intensive; thus, significant costs are incurred for the salaries and benefits of our professional engineers and amounts paid to third parties for contract services associated with our research & development activities, including the design of our proprietary engines. Compensation and benefits increased $1,704,000 as we increased headcount in connection with our engineering development and support activities, including development activities associated with pursuing on-road applications for our products. Consulting and professional fees increased $395,000 in the year ended December 31, 2013, as compared to the same period in 2012 and was due to third-party resources used by us to support our in-house engineering staff as needed from time to time. Emission certification expenses increased $243,000 in 2013 due to an increase in sales and the certification of additional engines to meet the EPA and CARB emissions requirements. Materials and related costs incurred for product development, design and application engineering also increased $231,000 in 2013 as compared to the same period in 2012. The remaining increase in other research & development and engineering expenses in the year ended December 31, 2013, as compared to the same period in 2012, principally related to supplies, expendable items and travel costs in support of our research and development and engineering activities. As a percentage of net sales, research & development and engineering expenses were 4.4% in the year ended December 31, 2013 as compared to 3.6% for the same period in 2012.

Selling and service

Selling and service expenses increased $1,620,000 (27.3%) to $7,545,000 in the year ended December 31, 2013, from $5,925,000 in the comparable period of 2012. Compensation and benefits increased $469,000 and travel expenses increased $124,000 in the twelve month period ended December 31, 2013, as compared to the same period in 2012 to support our sales growth. Warranty expenses and product allowances increased $383,000 and $336,000, respectively on higher sales activity in the year ended December 31, 2013, as compared to the same period in 2012. Trade show and other promotional expenses increased $195,000 in support of our higher sales activity. As a percentage of net sales, selling and service expenses increased to 3.2% in the year ended December 31, 2013, compared to 2.9% for the same period in 2012.

General and administrative

General and administrative expenses increased $3,276,000 (39.5%) to $11,575,000 in the year ended December 31, 2013, from $8,299,000 in the comparable period of 2012. Compensation and benefits increased $1,784,000 in the year ended December 31, 2013 as compared to the same period in 2012. The increase was primarily attributable to the addition of staff to support our growth and expenses incurred in connection with our incentive and performance compensation. Specifically, compensation expense associated with the stock appreciation right granted to our Chief Operating Officer in June 2012 increased $429,000 in 2013 over 2012. This additional expense arose from (i) a full twelve month’s expense in 2013 as compared to seven months in 2012 and (ii) an acceleration of the stock compensation expense arising from the achievement of the market condition earlier than contemplated in the stock appreciation right assumptions made at the time the stock appreciation right was granted.

NASDAQ listing fees, investor relations expenses, market research, SEC related costs, franchise taxes and other similar costs increased $871,000 in the year ended December 31, 2013 as compared to the same period in 2012. In addition, accounting, consulting and legal expenses increased $637,000, primarily relating to (i) tax consulting fees and (ii) fees incurred in 2013 for the additional internal control testing and reporting required under Sarbanes-Oxley to which we are now subject beginning in 2013. We also incurred approximately $312,000 of additional IT and human resources expenses, other than wages and benefits, to support our staff as we grow our business. We incurred $509,000 in costs in 2012 to consolidate our facilities and no such costs were incurred in 2013. The remaining net increase in general and administrative expenses supported our continued growth year over year. As a percentage of net sales, general and administrative expenses increased to 4.9% in the year ended December 31, 2013, from 4.1% for the same period in 2012.

Other (income) expense

Interest expense decreased $366,000 (35.8%) to $657,000 in the year ended December 31, 2013, as compared to $1,023,000 for the same period in 2012. The decrease in interest expense was primarily attributable to a $5.4 million, or 19.0%, decrease in average borrowings outstanding in the year ended December 31, 2013 as compared to the same period in 2012, which decrease was due to the aforementioned paydown of our revolving line of credit arising from proceeds received in a public offering of our common stock that was completed in July 2013. In addition, our weighted average borrowing rate on our bank debt decreased to 2.21% in the year ended December 31, 2013, from 2.41% for the same period in 2012.

We recognized a loss on debt extinguishment of $270,000 in the year ended December 31, 2013, due to the write-off of remaining unamortized loan fees associated with our prior credit facility with BMO Harris Bank, N.A. The remaining unamortized loan fees were required to be expensed when we replaced our credit facility effective June 28, 2013, and repaid the balance outstanding under our prior credit agreement. See “Liquidity and Capital Resources — Credit Agreements” below for further discussion regarding the refinancing of our prior credit facility with a new lender.

Private placement warrant expense was $28,031,000 in the year ended December 31, 2013, as compared to expense of $448,000 for the same period in 2012. We are required to recognize changes in the estimated fair value of unexercised private placement warrants in our consolidated statement of operations. The change in estimated fair value of the private placement warrants was attributable to an increase in the trading price of our common stock from 2012 to 2013.

Income tax expense

Our income tax expense increased $616,000 to $4,759,000 in the year ended December 31, 2013, as compared to $4,143,000 for the same period in 2012. For the year ended December 31, 2013, we reported a pre-tax loss. The pre-tax loss was attributable to the expense recognized from a change in the valuation of the private placement warrants during the year, which amount is permanently excluded in the computation of taxable income. As we reported a loss before incomes taxes in 2013, an effective income tax rate is not a meaningful calculation in the year ended December 31, 2013. Our effective income tax rate was 38.2% in the year ended December 31, 2012.

Excluding the expenses associated with the change in the private placement warrants, our effective income tax rates were 33.9% and 36.7%, for the years ended December 31, 2013 and 2012, respectively. This lower effective income tax rate for the year ended December 31, 2013, was favorably impacted by the federal research tax credits realized for the years ended December 31, 2013 and 2012. We recognized the federal research tax credits for both years in 2013 because the enactment of the legislation providing the federal research tax credits for 2012 was not signed into law until January 2, 2013, and generally accepted accounting principles prohibit retroactive application of tax law changes. The research tax credits were partially offset by unrecognized tax benefits as we made the determination that it is more likely than not that the full benefit of the research tax credits will not be sustained upon examination. Additionally, our 2013 and 2012 effective tax rate was favorably impacted by an allowable deduction for our domestic production activities.

Year ended December 31, 2012 compared with the year ended December 31, 2011

Net sales

Our net sales increased $47,373,000 (30.6%) to $202,342,000 for the year ended December 31, 2012, compared to $154,969,000 for the year ended December 31, 2011, of which an increase in sales volume (as opposed to price increases) accounted for approximately $43.9 million of the year over year increase.

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

General and administrative expense

General and administrative expenses increased $3,055,000 (58.3%) to $8,299,000 for the year ended December 31, 2012, from $5,244,000 in 2011. Compensation and benefits increased $1,462,000 and was primarily due to compensation and benefits of our new Chief Operating Officer hired in 2012 and the transition of our prior Chief Operating Officer who subsequently retired in early 2013. We also incurred $509,000 of costs to consolidate our facilities to accommodate our sales growth. Public company and consulting expenses increased $544,000 principally due to a full year operating as a public company. Other general and administrative expenses increased $540,000, none of which was individually significant. As a percentage of net sales, general and administrative expenses increased to 4.1% in the year ended December 31, 2012, from 3.4% in 2011.

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

We recognized a loss on debt extinguishment of $485,000 in the year ended December 31, 2011, due to the write off of unamortized loan fees associated with our prior credit facility with Fifth Third Bank. The remaining unamortized loan fees were required to be expensed when we refinanced a prior credit facility with a new lender and repaid the balances outstanding under a prior credit agreement. See “Liquidity and capital resources — credit agreement” below for a further discussion regarding the refinancing of our prior credit facility.

Private placement warrant expense was $448,000 in the year ended December 31, 2012, as compared to expense of $382,000 for the same period in 2011.

Also, in the year ended December 31, 2011, we had $762,000 of other expense which consisted of non-capitalizable transaction costs incurred in connection with the issuance of the warrants in the $18.0 million private placement. See “Reverse recapitalization, private placement and stock repurchase” for further discussion of these costs.

Income tax expense

Our income tax expense increased $1,370,000 to $4,143,000, as compared to $2,773,000 in 2011. Our effective income tax rate for the year ended December 31, 2012, was 38.2% as compared with 40.6% for the prior year. Our income tax expense for the year ended December 31, 2012, increased principally due to the higher taxable income realized in 2012 as compared with 2011. In addition, our income tax expense for the year ended December 31, 2012, did not include any benefit for federal research tax credits because the enactment of the legislation providing the federal research tax credits for 2012 was not signed into law until January 2, 2013. The federal research tax credit included in our 2011 federal income tax provision was $240,000.

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

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity have been and continue to be cash flows from operations, principally collections of customer accounts receivable and borrowing capacity under our credit facility. On June 28, 2013, we replaced our existing $50.0 million credit facility with BMO Harris Bank N.A. with a $75.0 million credit facility with Wells Fargo Bank, National Association. Our new and prior credit facilities are described further below under “Credit agreements.” On July 16, 2013, we completed a public offering in which we sold 1,050,000 shares of our common stock at $35.00 per share that resulted in net proceeds to us of approximately $34.0 million after underwriters’ fees and expenses associated with the sale of these shares. We used a portion of our net proceeds to reduce the outstanding balance on our revolving line of credit, and the remaining proceeds are being used for working capital and other general corporate purposes, which may include capital expenditures and acquisitions.

Based on our current forecasts and assumptions, we believe that our sources of cash, namely the sales of our power systems and aftermarket products and access to borrowings on our existing or future credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures over at least the next year. Although we believe our existing sources of liquidity will also be sufficient on a longer-term basis, that will depend on numerous factors, including the following: the continuation of our existing customer relationships and our development of new customer relationships; market acceptance of our existing and future products; the success of our product development and commercialization efforts and the costs associated with those efforts; and the costs associated with any future acquisitions, joint ventures or other strategic transactions. Accordingly, in the future we may pursue various financing alternatives, including a larger credit facility, other debt financing and/or additional equity financing. We have filed a universal shelf registration statement, which was declared effective on February 14, 2014, pursuant to which we may offer, issue and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, stock purchase contracts and units.

As of December 31, 2013, we had working capital of $77,621,000 compared to $49,413,000 as of December 31, 2012. Our working capital increase of $28,208,000 was primarily attributable to three items; (i) a $16,018,000 increase in our inventory principally arising from the continued growth in our business and strategic engine block purchases; (ii) a $5,250,000 increase in our accounts receivable, net, arising from higher year over year sales and more specifically, higher fourth quarter sales in 2013 as compared to the same period in 2012; and (iii) a $5,763,000 increase in cash at December 31, 2013 as compared to December 31, 2012. The increase in cash was attributable to the public offering discussed above.

A limited number of our customers have payment terms which may extend up to 150 days. As of December 31, 2013, and December 31, 2012, our trade receivables included $8.2 million and $7.3 million of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $3.7 million and $3.3 million at December 31, 2013, and December 31, 2012, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit, which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the year ended December 31, 2013

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the year ended December 31, 2013, we used $12,435,000 to fund our operations.

We had a reported net loss of $18,760,000, which, after adjustment for non-cash items of $30,791,000, resulted in net cash generated of $12,031,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments in the year ended December 31, 2013, primarily included expenses of (i) $28,031,000 arising from a change in the valuation of our private placement warrants, (ii) $1,568,000 of depreciation and amortization expense and (iii) $1,268,000 of share-based compensation expense. Non-cash adjustments also included $270,000 arising from the loss on debt extinguishment arising from the write-off of unamortized loan financing fees as a result of the replacement of our prior credit facility with BMO Harris Bank, N.A. with a new credit facility with Wells Fargo Bank, N.A.

The net loss adjusted for non-cash expenses of $12,031,000, was offset by $24,466,000 of cash used in operating activities in the year ended December 31, 2013, principally arising from increases in inventories and accounts receivable. Our inventories increased $16,018,000 to support our growth and as a result of making strategic engine block purchases during 2013. Our accounts receivable increased $5,260,000 arising from higher year over year sales and more specifically, higher fourth quarter sales in 2013 as compared to the same period in 2012. Further increasing our operating cash used in 2013 was a $3,687,000 reduction in trade accounts payable as a result of payments to suppliers. We also incurred increases in prepaid expenses and other assets of $1,785,000 which also contributed to the increase in cash used. These increases were partially offset by a $2,763,000 increase in accrued liabilities representing obligations incurred for which we had not yet remitted payment. We also had $479,000 of other increases which also contributed to the use of cash from operations.

Investing activities

Net cash used in investing activities was $6,514,000 in the year ended December 31, 2013, of which $6,007,000 related primarily to the acquisition of property and equipment, and $500,000 related to our investment in a joint venture in China. In December 2012, we entered into a joint venture with MAT Holdings, Inc. for the purpose of manufacturing, assembling and selling certain engines into the Asian market. The joint venture agreement initially provides for an investment of $1.2 million from each joint venture partner. We made the initial $500,000 investment in the joint venture during the year ended December 31, 2013.

Financing activities

We generated $24,712,000 of cash from financing activities for the year ended December 31, 2013.

We generated $36,750,000 of gross proceeds, prior to $2,734,000 of transaction fees (classified in “Cash paid for financing and transaction fees” in our consolidated statement of cash flows), from the completion of a public offering of our common stock in July 2013, and we generated $4,412,000 of cash from the exercise of private placement warrants by our investors. We also realized an income tax benefit of $1,642,000 from compensation costs deductible only for income tax purposes and arising from the issuance of our common stock under our 2012 Incentive Compensation Plan.

We replaced our existing credit facility with BMO Harris Bank, N.A. on June 28, 2013 with another credit facility from Wells Fargo Bank, National Association, as more fully discussed in “Credit agreements” below. We repaid $38,945,000 representing the outstanding principal balance on the BMO Harris Bank, N.A. facility through an initial advance from the Wells Fargo Bank, National Association, credit facility of $38,995,000. We incurred $286,000 in financing fees in connection with our new credit facility, which are included in “Cash paid for financing and transaction fees” in our consolidated statement of cash flows.

Partially offsetting the cash generated were net repayments under our credit facilities of $13,059,000 in the year ended December 31, 2013 principally due to a paydown of our revolving line of credit from a portion of the proceeds generated from the public offering discussed above. In addition, we used $2,063,000 in cash as payment of withholding taxes on behalf of our Chief Operating Officer in connection with his exercise of a portion of the SAR, and we withheld shares upon such exercise to satisfy his withholding tax obligations.

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

We generated cash from a $2,473,000 increase in accounts payable arising from the timing of payments to suppliers and a $924,000 increase in accrued liabilities. These increases in cash were offset by a $7,957,000 increase in accounts receivable due to an increase in our sales volume for which we had not yet collected the cash and a $6,575,000 increase in inventories purchased to support the sales activity. We also had other net cash generated of $66,000, none of which was individually significant.

Investing activities

Net cash used in investing activities of $3,898,000 for the year ended December 31, 2012, related primarily to the acquisition of property, equipment and other assets.

Financing activities

We generated $7,382,000 of cash from financing activities for the year ended December 31, 2012. Of this net amount, $11,276,000 was generated from an increase in borrowings on our revolving line of credit. This amount was partially offset by a $3,780,000 decrease in our cash overdraft balance. Prior to an amendment of our credit facility with BMO Harris Bank N.A. on March 20, 2012, our credit facility agreement required that our cash be applied against our revolving line of credit. As such, we did not maintain a cash balance, and we borrowed on the revolving line of credit to fund outstanding checks as they cleared our bank. Our cash overdrafts fluctuated based on the timing of checks issued which had not yet cleared our bank as of a given date. Other net financing activities used cash of $114,000, none of which was individually significant.

Cash flows for the year ended December 31, 2011

Operating activities

For the year ended December 31, 2011, we used $973,000 to fund our operations. We generated cash flow from net income of $4,061,000 plus $574,000 in non-cash adjustments, principally depreciation, loss on debt extinguishment and an increase in the liability associated with the valuation of private placement warrants.

We also generated cash from a $7,365,000 increase in accounts payable arising from the timing of purchases from suppliers and a $1,609,000 increase in accrued liabilities arising from incremental costs to support the higher level of sales activities. These increases in cash were offset by a $12,992,000 increase in accounts receivable due to an increase in our sales volume for which we had not yet collected the cash and a $1,225,000 increase in inventories purchased to support the sales activity. We also had other net cash uses of $365,000, none of which was individually significant.

Investing activities

Net cash used in investing activities of $1,570,000 for the year ended December 31, 2011, related primarily to the acquisition of property, equipment and other assets.

Financing activities

We generated $2,543,000 of cash from financing activities for the year ended December 31, 2011. In connection with the private placement for which we issued preferred stock and warrants to purchase our common stock, we generated gross proceeds of $18.0 million. In addition, in 2011 we refinanced our a revolving line of credit with Fifth Third Bank to a credit facility with BMO Harris Bank N.A. under which our initial proceeds from borrowings were $18,338,000. The terms of the revolving line of credit with BMO Harris Bank N.A. are discussed below under “Credit agreement.” The proceeds from the private placement and revolving line of credit were used to pay off our existing term loans and our revolving line of credit with our prior lender, Fifth Third Bank. We used $21,633,000 in cash to payoff the prior revolving line of credit and $7,880,000 in cash to pay off other scheduled debt payments. We used $4,654,000 million of cash to pay transaction and financing costs associated with the private placement and refinancing of our revolving line of credit.

We also had a $3,251,000 increase in our cash overdraft balance as of December 31, 2011, over December 31, 2010, which offset the cash used. In addition, $1,328,000 in cash was provided by net borrowings for the year ended December 31, 2011, under our current revolving line of credit. Offsetting these increases was $4,250,000 used to repurchase shares of our common stock. Other financing activities generated $43,000 of cash, none of which was individually significant.

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

Outstanding borrowings under the credit agreements

As of December 31, 2013, $8.9 million of our outstanding borrowings under our revolving line of credit with Wells Fargo Bank National Association bore interest at the prime rate, which equaled 3.25% with the applicable margin included. The remaining balance, $9.0 million, had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equaled an aggregate interest rate of 1.67%. The unused and available revolving line of credit balance was approximately $47.9 million at December 31, 2013.

As of December 31, 2012, $5.9 million of our outstanding borrowings under our revolving line of credit with BMO Harris Bank, N.A. bore interest at the prime rate, which equaled 3.25% with the applicable margin included. The remaining outstanding balance as of December 31, 2012, of $25.0 million had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equaled an aggregate interest rate of 1.96%. The unused and available revolving line of credit balance was $19.1 million at December 31, 2012.

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

Revenue recognition

We recognize revenue upon transfer of title and risk of loss to the customer, which is typically when products are shipped, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable and management believes collectability is reasonably assured.

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

We write down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory reserve is provided for based upon our estimation of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration including (i) customer purchase orders and customer forecasted demand; (ii) historical sales/usage for each inventory item; and (iii) utilization within a current or anticipated future power system. These factors are primarily based upon quantifiable information and therefore, we have not experienced significant differences in inventory valuation due to variances in our estimation of future demand. We estimate that, in 2013, a 10% variance in the estimated net realizable value of our inventory and its original cost would have had a less than $100,000 effect on our cost of goods sold and the value of our inventory.

Warranty programs

We offer a standard limited warranty on the workmanship of our products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the EPA and/or the CARB and are longer than our standard warranty on certain emission related products. Our products also carry limited warranties from suppliers. Costs related to supplier warranty claims are borne by the supplier; our warranties apply only to the modifications we make to supplier base products. We estimate and record a liability, and related charge to income, for our warranty program at the time products are sold to customers. Our estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold. We make adjustments to our estimates in the period in which it is determined that actual costs may differ from our initial or previous estimates. In 2013, we estimate that, a 10% change in the amount of historical warranty expense would have increased our warranty liability and related costs by approximately $120,000.

Private Placement Warrants

Our private placement warrants are accounted for as a liability, in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. Our private placement warrants were measured at fair value under ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification. Our liability for the private placement warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. If all other assumptions are held constant, we estimate that, the recorded liability of the private placement warrants would increase or decrease by approximately $2,452,000 due to a 10% change in the enterprise value of our company based on the Black-Scholes option pricing model.

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

We record net deferred tax assets to the extent we believe the assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2013, and 2012, we had not recorded a tax asset valuation allowance.

We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2013, we had an unrecognized tax benefit of $570,000 for uncertain tax positions. As of December 31, 2012, we had not recorded any unrecognized tax benefit.

Impact of recently issued accounting standards

We evaluate the pronouncements of various authoritative accounting organizations, including the Financial Accounting Standards Board (FASB) and the SEC, to determine the impact of new pronouncements on GAAP and our consolidated financial statements. There are no new accounting pronouncements that have been issued or adopted during the year ended December 31, 2013, that we expect will have a significant effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As we are transitioning from smaller reporting company status, we are not yet required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedule on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), our management, including the Chief Executive Officer and Chief

Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(b) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered under this report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that:

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in the framework in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that as of December 31, 2013, our internal control over financial reporting was effective based on those criteria. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been reviewed by McGladrey LLP, an independent registered public accounting firm, as stated in its attestation report which is included in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2013, we implemented internal control procedures to address a previously identified material weakness related to the business system software used within our aftermarket parts group. These internal controls included (a) assigning detailed security rights to the software including periodic password changes, and (b) implementing a database monitoring tool to monitor key transactions within the software. After completing our testing of design and operating effectiveness of these new procedures, we concluded that we had remediated the previously identified material weakness as of December 31, 2013.

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

Management

The following table sets forth information concerning our executive officers and directors, including their ages and their position(s) with us and, with respect to our directors, the expiration of their current terms. For purposes of the discussion below, unless the context otherwise requires, “we,” “our,” “us,” “our company” and similar expressions used in this section refer to The W Group prior to the closing of the reverse recapitalization on April 29, 2011, Power Solutions International, Inc., a Nevada corporation, from the closing of the reverse recapitalization through the consummation of the migratory merger on August 26, 2011 as successor to the business of The W Group and Power Solutions International, Inc., a Delaware corporation, following the closing of the migratory merger. In other words, references below to service on our board of directors or as one of our executive officers prior to the reverse recapitalization means service on the board of directors, or as an executive officer, as applicable, of The W Group.

Name	Position	Age	Executive Officer Since	Director Since	Term Expires
Gary Winemaster	Chairman of the Board, Chief Executive Officer and President	56	2001	2001	2014
Eric Cohen	Chief Operating Officer	44	2012	N/A	N/A
Daniel Gorey	Chief Financial Officer	62	2012	N/A	N/A
Kenneth Winemaster	Senior Vice President	50	2001	N/A	N/A
Kenneth Landini	Director	57	N/A	2001	2014
H. Samuel Greenawalt	Director	85	N/A	2001	2014
Jay J. Hansen	Director	50	N/A	2011	2014
Mary Vogt	Director	57	N/A	2011	2014

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

Our Board believes that Mr. Winemaster, as our Chief Executive Officer and President and as a co-founder of our company, should serve as a director because of Mr. Winemaster’s unique understanding of the opportunities and challenges that we face and his in-depth knowledge about our business, including our customers, products, operations and key business drivers, and our long-term growth strategies, derived from his long service as our Chief Executive Officer and President.

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

Kenneth Winemaster has served as our Senior Vice President since 2011 and served as Secretary from 2001 to July 23, 2013. In addition, Mr. Winemaster served as a director from 2001 through November 21, 2011. Mr. Winemaster has primary responsibility for our relationships and operations with Caterpillar and Perkins. Mr. Winemaster has expertise in raw material procurement, assembly and shipping.

Other Directors

The following information pertains to our non-employee directors, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills.

H. Samuel Greenawalt has served as a director since 2001. Mr. Greenawalt has over 50 years of experience in the banking industry. Over the past 25 years, Mr. Greenawalt has served an instrumental advisory role in helping us achieve our growth initiatives and address our financial requirements. Since 2000, Mr. Greenawalt has served as a vice president of Sulfo Technologies, LLC, an automotive component service-provider, for which Mr. Greenawalt is also a partner and owner. From 1959 to 1995, Mr. Greenawalt served as executive vice president at Michigan National Bank, a mid-sized Midwestern bank. Prior to its acquisition in 2012, Mr. Greenawalt served as a director of Williams Controls, Inc., a publicly held manufacturer of electronic throttle controls for commercial vehicles, and also as the chairman of the audit committee and as a member of the governance and nominating committee of the board of directors of Williams Controls. Mr. Greenawalt holds a Bachelor of Science degree from the Wharton School at the University of Pennsylvania, and is a graduate of the University of Wisconsin Banking School.

Our board of directors believes that Mr. Greenawalt should serve as a director because of his prior experience on the board of directors of another public company, which our board of directors believes is beneficial to us as we continue to move forward as a public company, as well as Mr. Greenawalt’s relevant business experience and his extensive financial expertise, which he has acquired through his years of experience in the banking industry.

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

Our Board believes that Mr. Landini should serve as a director because of his significant knowledge of our industry, his prior experience with our business and his financial expertise.

Jay Hansen has served as a director since 2011. Mr. Hansen is the co-founder of O2 Investment Partners, LLC, a private equity investment group focusing on small and middle market manufacturing, niche distribution, select service and technology businesses, and has served as the President and Managing Partner of O2 Investment Partners, LLC since 2010. Prior to forming O2 Investment Partners, LLC, Mr. Hansen provided consulting services in the financial and manufacturing industries. From May 2003 through February 2006, Mr. Hansen served as the Vice President and Chief Financial Officer, and in 2006 he served as the Chief Operating Officer, of Noble International, Ltd., a publicly traded supplier of automotive parts, component assemblies and value-added services to the automotive industry. Mr. Hansen holds a Bachelor of Science degree in Economics from the Wharton School at the University of Pennsylvania. Since 2005, Mr. Hansen has served as a member of the board of directors, and as the chairman of the audit committee of Flagstar Bancorp, a publicly held savings and loan holding company.

Our board of directors believes that Mr. Hansen should serve as a director because of his experience on the board of directors of another public company, which our board of directors believes is beneficial to us as we continue to move forward as a public company, as well as Mr. Hansen’s significant knowledge of our industry and relevant business and financial expertise, which is important as our board of directors exercises its oversight responsibility regarding the quality and integrity of our accounting and financial reporting processes and the auditing of our financial statements.

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

Our board of directors believes that Ms. Vogt should serve as a director because of her relevant business experience and knowledge of our industry, as well as her financial expertise, which is important as our board of directors exercises its oversight responsibility regarding the quality and integrity of our accounting and financial reporting processes and the auditing of our financial statements.

Terms of Office

Our board of directors consists of five directors. Each director will continue to serve as a director until the next annual meeting of stockholders and until his or her successor is duly elected and qualified.

Family Relationships

Gary Winemaster, our Chairman of the Board, Chief Executive Officer and President, and Kenneth Winemaster, our Senior Vice President, are brothers. There are no other family relationships among the members of our board of directors or our executive officers.

Corporate Governance

As we are listed on The NASDAQ Capital Market, we are subject to the applicable independence requirements for directors of The NASDAQ Stock Market. Our Board has determined that each of Mr. H. Samuel Greenawalt, Mr. Jay J. Hansen and Ms. Mary E. Vogt is a non-employee director who meets the applicable independence requirements for directors of The NASDAQ Stock Market. In addition, the Board has carefully reviewed the corporate governance rules adopted by the Securities Exchange Commission (the “SEC”) and the NASDAQ Stock Market (“NASDAQ”) and other corporate governance recommendations. The Board adopted the corporate governance documents described below.

•

Corporate Governance Guidelines. Our Corporate Governance Guidelines address, among other things, our board’s composition, qualifications and responsibilities, independence of directors, stock ownership guidelines, director compensation and communications between stockholders and our directors.

•	Audit Committee Charter. The charter for our Audit Committee addresses, among other things, the purpose, organization and responsibilities of our Audit Committee.

•	Compensation Committee Charter. The charter for our Compensation Committee addresses, among other things, the purpose, organization and responsibilities of our Compensation Committee.

•

Code of Ethics for Principal and Senior Financial Officers. Our Code of Ethics for Principal and Senior Financial Officers articulates standards of business and professional ethics applicable to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President of Finance and all other senior financial officers of our company. This Code functions as our “code of ethics for senior financial officers” under Section 406 of the Sarbanes-Oxley Act of 2002 and our “code of ethics” within the meaning of Item 406 of Regulation S-K.

•

Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics applies to all of the members of our Board, our officers and our employees and strives to ensure that all such individuals observe the highest standards of ethics in the conduct of our business, avoiding even the appearance of impropriety, and conduct themselves with the highest regard and respect for others.

The full text of the Corporate Governance Guidelines, the Board Committee charters, our Code of Ethics for Principal and Senior Financial Officers and our Code of Business Conduct and Ethics are available on our website at www.psiengines.com in the “Corporate Governance” section. Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as practical after we file these reports with the SEC. In addition, we will describe on our website any amendments to, or waivers from, the provisions of our Code of Ethics for Principal and Senior Financial Officers.

Item 11.	Executive Compensation.

Power Solutions International, Inc.

The table below summarizes the compensation earned for the fiscal years indicated for services rendered to our company, in all capacities, by (i) our Chairman of the Board, Chief Executive Officer and President, and (ii) our three other executive officers as of the end of our last fiscal year (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards		All Other Compensation		Total
Gary Winemaster	2013	$540,000	$400,000	$—		$49,058	(1)	$989,058
Chairman of the Board,	2012	540,000	—	—		54,805		594,805
Chief Executive Officer and President	2011	500,000	—	—		52,407		552,407
Eric Cohen	2013	500,064	200,000	—		—		700,064
Chief Operating Officer	2012	254,648	262,500	1,800,000	(2)	—		2,317,148	(3)
Daniel Gorey	2013	285,000	100,000	119,988	(4)	—		504,988
Chief Financial Officer	2012	275,000	75,000	—		—		350,000	(5)
Kenneth Winemaster	2013	272,500	200,000	—		33,680	(1)	516,180
Senior Vice President	2012	272,500	—	—		35,233		307,733
	2011	250,000	—	—		35,102		285,102

(1)	The amount reported includes the following: with respect to Gary Winemaster, reimbursement for automobile payments in the amount of $13,338 and $6,374 for related insurance, $8,571 for gasoline, and $17,378 for sporting event tickets; with respect to Kenneth Winemaster, reimbursement for automobile payments in the amount of $13,323 and $17,378 for sporting event tickets.
(2)	On June 6, 2012, the Compensation Committee approved, and we granted, a stock appreciation right (“SAR”) to Mr. Cohen pursuant to our 2012 Incentive Compensation Plan and a Stock Appreciation Rights Award Agreement. The SAR granted to Mr. Cohen covers an aggregate of 543,872 shares of our common stock and is exercisable only in whole shares at a price per share of $22.07. The SAR granted to Mr. Cohen vests and becomes exercisable ratably on each of the first three anniversaries of the grant date. However, the SAR did not become exercisable until the date that was the last of any seven valuation dates (as defined within the SAR award agreement) within any period of ten of fewer consecutive valuation dates that commenced after the grant date and prior to the expiration date on each of which the market value per share of our common stock was at least $22.07, which market condition has been satisfied. Please see the disclosure of assumptions made in the valuation of the SAR included in Note 9 of the Notes to the consolidated financial statements included in this Annual Report.
(3)	Eric Cohen was appointed to the position of Chief Operating Officer by the Board on April 9, 2012. His compensation for 2012 reflects compensation from April 9, 2012 until December 31, 2012.
(4)	Grant of 3,333 shares of restricted stock on June 17, 2013 that vests in three equal installments on each of the first, second and third anniversaries of the grant date. The grant date fair value of the award is based on the closing price of our common stock as reported on The NASDAQ Capital Market on June 17, 2013, the grant date of the award.
(5)	Daniel Gorey was appointed to the position of Chief Financial Officer by the Board on April 9, 2012. His compensation for 2012 reflects compensation for his service as Chief Financial Officer from April 9, 2012 until December 31, 2012 and compensation for his service as the Senior Vice President of Finance from January 1, 2012 until April 8, 2012.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Daniel P. Gorey	June 17, 2013(1)	—	—	3,333	—	—	$119,998	(2)

(1)	The shares of restricted stock granted to Mr. Gorey pursuant to the Power Solutions International, Inc. 2012 Incentive Compensation Plan, will vest in three equal installments on each of the first, second and third anniversaries of the grant date.
(2)	The grant date fair value of the award is based on the closing price of our common stock as reported on The NASDAQ Capital Market on June 17, 2013, the grant date of the award.

Outstanding Equity Awards at 2013 Fiscal Year-End

The table below presents information relating to the awards granted under our 2012 Incentive Compensation Plan, our only equity incentive plan as of December 31, 2013.

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercised		Equity Incentive Plan Awards: Numbers of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)
Eric Cohen	—	362,581	(1)	—	$22.07	06/06/22	—		—		—	—
Daniel Gorey	—	—		—	—	—	3,333	(2)	$250,308	(3)	—	—

(1)	See note 2 to the Summary Compensation Table above for information relating to the SAR granted to Mr. Cohen in 2012.
(2)	See note 4 to the Summary Compensation Table above for information relating to the restricted stock granted to Mr. Gorey in 2013.
(3)	Computed using the closing price of our common stock as reported on The NASDAQ Capital Market on December 31, 2013.

Option Exercises

	OPTION		AWARDS
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)
Eric Cohen	181,291	(1)	$4,836,844	(2)

(1)	See note 2 to the Summary Compensation Table above.
(2)	Amount reflects value realized on a pre-tax basis as of August 15, 2013.

2012 Incentive Compensation Plan

On May 30, 2012, our Board of Directors approved and adopted our 2012 Incentive Compensation Plan (the “2012 Plan”) and the 2012 Plan was approved by our stockholders at the annual meeting held on August 29,

2012. The 2012 Plan is administered by the Compensation Committee of the Board of Directors, which consists only of independent, non-employee directors.

The 2012 Plan is a broad-based plan which allows for a variety of different types of awards, including (but not limited to) non-qualified stock options, incentive stock options, SAR, restricted stock, deferred stock and performance units, to be made to our executive officers, employees, consultants and directors. The 2012 Plan is intended to assist us in attracting and retaining exceptionally qualified employees, consultants and directors to support the sustained progress, growth and profitability of the Company.

Under the 2012 Plan, 830,925 shares of common stock were initially made available for awards pursuant to the 2012 Plan. On July 31, 2013, the Board of Directors, upon recommendation of the Compensation Committee, adopted an amendment to the 2012 Plan to increase the number of shares of common stock available for issuance under the 2012 Plan by 700,000 shares. This amendment was approved by our stockholders at the Company’s annual meeting of stockholders held on August 28, 2013. Of 1,530,925 shares reserved for awards under the 2012 Plan, 543,872 shares were originally underlying a SAR award granted to our Chief Operating Officer on June 6, 2012 and 162,993 shares of restricted stock have been granted to date to eligible employees. As of December 31, 2013, we had 824,060 shares of common stock available for future issuance under the 2012 Plan.

Employment Agreements

Mr. Cohen entered into an employment agreement with us dated June 6, 2012. The employment agreement expires on April 1, 2016; however, it automatically renews for an additional one-year period unless either we or Mr. Cohen notifies the other party in writing of the intention not to renew the employment agreement by no later than January 2, 2016. The employment agreement provides for an annual base salary of $350,000, subject to increase from time to time, and a discretionary annual bonus, to be paid at the discretion of the Board of Directors. In addition, as contemplated by the employment agreement Mr. Cohen was granted a stock appreciation right pursuant to the 2012 Plan whereby Mr. Cohen has the right to receive, when exercised, in accordance with the terms and conditions of the agreement pursuant to which the stock appreciation right was granted, 543,872 shares of our common stock, par value $0.001 per share, with a strike price of $22.07.

In the event that Mr. Cohen’s employment is terminated by us without Cause (as defined in the employment agreement) during the employment term, he will be entitled to receive, among other things, (i) continued payments of his base salary for 12 months and (ii) an amount equal to the annual bonus earned by Mr. Cohen in the prior period, pro-rated for the number of calendar days of the current period during which Mr. Cohen was employed by us or our subsidiaries. The employment agreement also restricts Mr. Cohen from competing with us during the term of the agreement and for 18 months after termination of his employment with us, and restricts Mr. Cohen from soliciting our customers or employees during the term of the agreement and for 24 months after termination of his employment with us.

Potential Payments Upon Termination or Change-in-Control

Pursuant to our employment agreement with Eric Cohen entered into on June 6, 2012; Mr. Cohen is entitled to certain payments upon termination of his employment. See “— Employment Agreements” above for a description of the payments to which Mr. Cohen is entitled pursuant to his employment agreement. Other than these arrangements, we currently do not have any compensatory plans or arrangements that provide for any payments or benefits upon the resignation, retirement or any other termination of any of our current executive officers, as the result of a change in control, or from a change in any executive officer’s responsibilities following a change in control.

The table below provides a quantitative analysis of the amount of compensation payable to Mr. Cohen in each situation involving a termination of employment, assuming that each had occurred as of December 31, 2013.

Fiscal 2013 Payments Upon Termination or Change in Control

Name and Benefit (1)	Termination w/o Cause (2)	Termination with Cause (3)
Eric Cohen	$500,064	$—

(1)	Benefit equates to Mr Cohen’s base salary.
(2)	Amount presented was determined in accordance with the employment agreement of Mr. Cohen and assumes that Mr. Cohen executed and delivered a general release in favor of us.
(3)	In the event Mr. Cohen’s employment was terminated for “Cause,” we would have no further obligations with respect to Mr. Cohen’s employment (except for the payment of any base salary accrued through the date on which Mr. Cohen’s employment was terminated).

Director Compensation

During fiscal 2013, no directors who were employees of our company were entitled to receive any compensation for serving as members of our board of directors, other than an annual retainer. In 2012, we adopted a program for director compensation which entitles each non-employee director to receive an annual retainer of $30,000 for their service on the board of directors. In addition, pursuant to our 2012 Plan, equity awards may be granted to our non-employee directors under such plan, but no such awards have yet been granted. Pursuant to these new compensation policies, we will not pay additional compensation to our executive officers for their services as directors. The table below summarizes the compensation earned by each non-employee director for service on our board of directors for the last fiscal year.

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
H. Samuel Greenawalt	$19,066	—	—	—	—	10,934	(1)	$30,000
Kenneth Landini	$30,000	—	—	—	—	—		$30,000
Jay Hansen	$30,000	—	—	—	—	—		$30,000
Mary Vogt	$30,000	—	—	—	—	—		$30,000

(1)	This amount consists of advancement of expenses related to use of an automobile for H. Samuel Greenawalt, including car payments and insurance premiums, which was provided in lieu of a portion of his annual retainer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 24, 2014, by the following individuals or groups: (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of the named executive officers, and (4) all of our directors and executive officers as a group.

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

As of February 24, 2014, 10,562,139 shares of our common stock were issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Class
Gary Winemaster	3,872,300	36.6%
Eric Cohen(2)	—	—
Dan Gorey(3)	—	—
Kenneth Winemaster	2,180,545	20.6%
Kenneth Landini	19,000	*
H. Samuel Greenawalt	6,500	*
Jay Hansen	—	—
Mary Vogt	—	—
All directors and executive officers as a group (8 persons)	6,078,345	57.6%

*	Denotes beneficial ownership of less than one percent
(1)	Unless otherwise indicated, the address of each person or entity is c/o Power Solutions International, Inc., 201 Mittel Drive, Wood Dale, IL 60191.
(2)	Excludes shares Mr. Cohen has the right to acquire upon exercise of a vested portion of the SAR granted to him pursuant to the 2012 Plan, because the number of shares that will be received upon exercise of the SAR is not determinable until the date of exercise.
(3)	Excludes 3,333 shares of restricted stock issuable pursuant to an award granted to Mr. Gorey on June 17, 2013 pursuant to the 2012 Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our officers and directors and persons who own greater than 10% our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with on a timely basis during our fiscal year ended December 31, 2013, except that Gary Winemaster inadvertently failed to timely file Form 4’s reporting two transactions, and Eric Cohen inadvertently failed to timely file a Form 4 with respect to his SAR award.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Transactions discussed in this section may relate to The W Group and its consolidated subsidiaries, collectively, prior to the closing of the reverse recapitalization transaction on April 29, 2011, Power Solutions International, Inc., a Nevada corporation, as successor to the business of The W Group, and its consolidated subsidiaries, collectively, following the closing of the reverse recapitalization transaction, and Power Solutions International, Inc., a Delaware corporation, as the surviving corporation of the migratory merger, following the consummation of the migratory merger on August 26, 2011.

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

On April 28, 2011, Gary Winemaster, Chief Executive Officer, and Mr. Somodi entered into a purchase and sale agreement which was subsequently amended on October 31, 2011, as described below, whereby Mr. Winemaster agreed to purchase all of Mr. Somodi’s shares of preferred and common stock in The W Group, which shares converted into an aggregate of 830,925 shares of Company common stock upon the consummation of the Reverse Recapitalization, as adjusted for the Reverse Split as described in Note 3 “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger” to the consolidated financial statements included in this Annual Report.

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

Other Transactions with Our Company and/or The W Group

The W Group engaged (and we continue to engage) Landini, Reed & Dawson, a certified public accounting and consulting firm, to prepare tax returns and to provide other tax advice and consultation services, including in respect of the reverse recapitalization, the private placement and related transactions. Kenneth Landini, who was a director of The W Group prior to the consummation of the reverse recapitalization and is a member of our board of directors, is a partner and co-founder of Landini, Reed & Dawson, P.C. During our fiscal years ended December 31, 2013 (“fiscal 2013”) December 31, 2012 (“fiscal 2012”), Landini, Reed & Dawson, P.C. charged $126,695 and $124,866, respectively, for its services provided to our company during such periods. It is expected that Landini, Reed & Dawson, P.C. will continue to provide such services going forward, and that the amounts paid in our fiscal year ending December 31, 2014 (“fiscal 2014”) will be consistent with the amounts paid in fiscal 2013.

For each of fiscal 2013 and fiscal 2012, William Winemaster (the father of Gary Winemaster and Kenneth Winemaster, our Chairman of the Board, Chief Executive Officer and President and our Senior Vice President and Secretary, respectively), serving as an employee performing consulting and advisory type services for The W Group and its subsidiaries, received (1) annual salaries of $153,709 and $148,084, respectively, (2) payments for automobiles and related auto insurance premiums equal to $12,498 and $12,539, respectively, and (3) payments related to mobile telephone service equal to $1,141 and $1,560, respectively. It is anticipated that William Winemaster will continue to serve as an employee of The W Group performing consulting and advisory type services going forward, and that Mr. Winemaster’s compensation for fiscal 2014 will be consistent with his compensation for such services in fiscal 2013.

Related Party Transaction Policy

On December 20, 2013, the board of directors adopted a formal Related Party Transaction Policy (the “Policy”) whereby all transactions required to be reported pursuant to Item 404 of Regulation S-K are reviewed and approved. The Policy calls for the general counsel or the Audit Committee, as applicable and in accordance with the Policy, to review each related person transaction (as defined below) and determine whether it will approve or ratify that transaction. Any Audit Committee member who has any interest (actual or perceived) will not be involved in the consideration of the Audit Committee.

For purposes of the policy, a “related party transaction” is, subject to certain limited exceptions, any transaction, arrangement or relationship in which we are a participant, the related person (defined below) had, has or will have a direct or indirect material interest. “Related person” includes (a) any person who is or was (at any time during the last fiscal year) an executive officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of our voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or is in a similar position, or in which such person, together with all other “related persons,” have in the aggregate 10% or greater beneficial ownership interest.

Any related party transaction where the amount involved is less than $5,000 may be approved by our general counsel. Any related party where the amount involved is in excess of $5,000 shall be submitted to the Audit Committee for consideration. In determining whether a related person transaction will be approved or ratified, the general counsel or the Audit Committee, as applicable in accordance with the Policy, will consider a multitude of factors including (a) the extent of the related person’s interest in the transaction; (b) the availability of other sources of comparable products or services; (c) whether the terms are competitive with terms generally available in similar transactions with persons that are not related persons; (d) the benefit to the Company; and (e) the aggregate value of the transaction.

Composition of the Board of Directors and Director Independence

Pursuant to the purchase agreement for the private placement, we agreed to take action such that, no later than 180 days following the closing of the private placement, our board of directors would consist of five or greater directors, a majority of whom will constitute “independent directors” as defined by the marketplace rules of The NASDAQ Stock Market. We are now also subject to the corporate governance rules of The NASDAQ Stock Market, which require that a majority of our board of directors consists of “independent directors” as defined in such corporate governance rules. Our board of directors has determined that Mr. H. Samuel Greenawalt, Mr. Jay Hansen and Ms. Mary Vogt are each a non-employee director who meets the applicable independence requirements for directors of The NASDAQ Stock Market.

The current members of our Audit Committee are H. Samuel Greenawalt, Jay Hansen and Mary Vogt. Mr. Hansen is the Chairman of our Audit Committee and qualifies as an “audit committee financial expert” as defined in SEC rules under the Sarbanes Oxley Act of 2002. Mr. Greenawalt and Ms. Vogt also each qualify as an “audit committee financial expert” as defined in SEC rules under the Sarbanes Oxley Act of 2002. Our board of directors has determined that each of Mr. Greenawalt, Mr. Hansen and Ms. Vogt meet the independence requirements for audit committee members of The NASDAQ Stock Market.

The current members of our Compensation Committee are Jay Hansen and Mary Vogt. Ms. Vogt is the chairman of our Compensation Committee. Our board of directors has determined that each of Mr. Hansen and Ms. Vogt meet the independence requirements for compensation committee members of the NASDAQ Stock Market.

We do not currently have a separately designated nominating committee. Therefore, in accordance with NASDAQ rules, a majority of our independent directors recommend each nominee for the Board’s consideration. Our board has determined that each of H. Samuel Greenawalt, Jay Hansen and Mary Vogt meet the applicable independence requirements of The NASDAQ Stock Market for nominating committee members and compensation committee members, and has determined that Gary Winemaster and Kenneth Landini do not meet such standards.

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

INDEPENDENT AUDITOR FEES

On June 12, 2012, the board of directors replaced Deloitte & Touche LLP and their respective affiliates (collectively “Deloitte”) with McGladrey LLP (“McGladrey”) as its independent registered public accounting firm for the year ended December 31, 2012. As a result, certain accounting related fees were incurred by both Deloitte and McGladrey for their services during 2013 and 2012 as provided below. The following table sets forth the aggregate fees incurred for professional services rendered by both Deloitte and McGladrey for the fiscal year ended December 31, 2013 (“fiscal 2013”) and 2012 (“fiscal 2012”), respectively:

Description of Fees	December 31, 2013	December 31, 2012
Audit Fees	$253,050	$224,317
Audit-Related Fees	254,960	14,375
Tax Fees	—	—
All Other Fees	2,000	7,821

Total	$510,010	$246,513

Audit Fees. Consists of fees incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our quarterly reports.

Audit-Related Fees. Consists of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.” These fees for fiscal 2013 were incurred for professional services rendered in conjunction with the issuance of a consent for registration statements we filed on Form S-1 and Form S-8. These fees for fiscal 2012 were incurred for professional services rendered in conjunction with the issuance of a consent and related services for registration statements we filed on Form S-8.

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

To the Board of Directors and Stockholders

Power Solutions International, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We also have audited Power Solutions International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Power Solutions International, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Solutions International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Power Solutions

International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP

Chicago, Illinois

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Power Solutions International, Inc.

WoodDale, Illinois

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Power Solutions International, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Power Solutions International, Inc. and subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 30, 2012

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(Dollar amounts in thousands, except per share amounts)	2013	2012
ASSETS
Current assets
Cash	$6,306	$543
Accounts receivable, net	42,730	37,480
Inventories, net	55,986	39,968
Prepaid expenses and other current assets	2,173	1,910
Deferred income taxes	2,811	2,176

Total current assets	110,006	82,077

Property, plant & equipment, net	13,104	7,145
Other noncurrent assets	3,509	1,543

TOTAL ASSETS	$126,619	$90,765

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,444	$26,579
Income taxes payable	167	1,074
Accrued compensation and benefits	3,758	2,396
Accrued liabilities	4,016	2,615

Total current liabilities	32,385	32,664

LONG-TERM OBLIGATIONS
Revolving line of credit	17,933	30,942
Deferred income taxes	304	136
Private placement warrants	24,525	3,666
Other noncurrent liabilities	1,051	623

TOTAL LIABILITIES	76,198	68,031

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock — $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at December 31, 2013 and 2012.	—	—
Common stock — $0.001 par value. Authorized: 50,000,000 shares. Issued: 11,352,812 and 9,909,212 shares at December 31, 2013 and 2012, respectively. Outstanding: 10,521,887 and 9,078,287 shares at December 31, 2013 and 2012, respectively.	11	10
Additional paid-in-capital	57,308	10,862
(Accumulated deficit) retained earnings	(2,648)	16,112
Treasury stock, at cost, 830,925 shares at December 31, 2013 and 2012.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	50,421	22,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,619	$90,765

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(Dollar amounts in thousands, except per share amounts)	2013	2012	2011
Net sales	$237,842	$202,342	$154,969
Cost of sales	193,316	168,425	128,541

Gross profit	44,526	33,917	26,428

Operating expenses:
Research & development and engineering	10,439	7,377	4,713
Selling and service	7,545	5,925	6,666
General and administrative	11,575	8,299	5,244

Total operating expense	29,559	21,601	16,623

Operating income	14,967	12,316	9,805

Other expense:
Interest expense	657	1,023	1,340
Loss on debt extinguishment	270	—	485
Private placement warrant expense	28,031	448	382
Other expense, net	10	—	764

Total other expense	28,968	1,471	2,971

(Loss) income before income taxes	(14,001)	10,845	6,834
Income tax provision	4,759	4,143	2,773

Net (loss) income	$(18,760)	$6,702	$4,061

Undistributed (loss) earnings	$(18,760)	$6,702	$4,061

Undistributed earnings allocable to Series A convertible preferred shares	$—	$—	$2,513

Undistributed (loss) earnings allocable to common shares	$(18,760)	$6,702	$1,548

Weighted-average preferred shares outstanding:
Basic	—	—	—
Diluted	—	—	—
Weighted-average common shares outstanding:
Basic	9,779,457	9,068,846	3,512,534
Diluted	9,779,457	9,068,846	3,512,534
Undistributed (loss) earnings per share — basic
Series A convertible preferred shares	$—	$—	$—
Common shares	$(1.92)	$0.74	$0.44
Undistributed (loss) earnings per share — diluted
Series A convertible preferred shares	$—	$—	$—
Common shares	$(1.92)	$0.74	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)	Preferred stock	Common stock	Common stock warrant	Additional paid-in capital	Treasury stock	(Accumulated deficit) retained earnings	Total stockholders’ equity
Balance at December 31, 2010, as originally stated	$—	$10	$—	$(3)	$—	$5,349	$5,356
1 for 32 reverse split	—	(10)	—	10	—	—	—

Balance at December 31, 2010, restated for the reverse split	—	—	—	7	—	5,349	5,356
Net income	—	—	—	—	—	4,061	4,061
Reverse recapitalization	(389)	—	—	9	—	—	(380)
Net proceeds from private placement	10,138	—	399	—	—	—	10,537
Conversion of preferred stock	(9,749)	10	—	9,739	—	—	—
Exercise of private placement warrants	—	—	(399)	399	—	—	—
Repurchase of common stock	—	—	—	—	(4,250)	—	(4,250)

Balance at December 31, 2011	—	10	—	10,154	(4,250)	9,410	15,324
Net income	—	—	—	—	—	6,702	6,702
Share-based compensation expense	—	—	—	478	—	—	478
Exercise of private placement warrants	—	—	—	230	—	—	230

Balance at December 31, 2012	—	10	—	10,862	(4,250)	16,112	22,734
Net loss	—	—	—	—	—	(18,760)	(18,760)
Net proceeds from stock offering	—	1	—	34,015	—	—	34,016
Share-based compensation expense	—	—	—	1,268	—	—	1,268
Payment of withholding taxes for net settlement of share-based awards	—	—	—	(2,063)	—	—	(2,063)
Excess tax benefit from exercise of share-based awards	—	—	—	1,642	—	—	1,642
Exercise of private placement warrants	—	—	—	11,584	—	—	11,584

Balance at December 31, 2013	$—	$11	$—	$57,308	$(4,250)	$(2,648)	$50,421

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(Dollar amounts in thousands)	2013	2012	2011
Cash flows from operating activities
Net (loss) income	$(18,760)	$6,702	$4,061
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,568	1,105	820
Deferred income taxes	(467)	(716)	(870)
Share-based compensation expense	1,268	478	—
Increase (decrease) in accounts receivable allowances	10	—	(249)
Increase in valuation of private placement warrants liability	28,031	448	382
Loss on investment in joint venture	39	—	—
Loss on disposal of assets	72	111	6
Loss on debt extinguishment	270	—	485
(Increase) decrease in operating assets:
Accounts receivable	(5,260)	(7,957)	(12,992)
Inventories	(16,018)	(6,575)	(1,225)
Prepaid expenses and other assets	(1,785)	(535)	(237)
Increase (decrease) in operating liabilities:
Accounts payable	(3,687)	2,473	7,365
Accrued liabilities	2,763	924	1,609
Income taxes payable	(445)	510	(55)
Other noncurrent liabilities	(34)	91	(73)

Net cash used in operating activities	(12,435)	(2,941)	(973)

Cash flows from investing activities
Purchases of property, plant, equipment and other assets	(6,007)	(3,890)	(1,557)
Investment in joint venture	(500)	—	—
Increase in cash surrender value of life insurance	(7)	(8)	(13)

Net cash used in investing activities	(6,514)	(3,898)	(1,570)

Cash flows from financing activities
(Decrease) increase in cash overdraft	—	(3,780)	3,251
Proceeds from stock offering	36,750	—	—
Proceeds from issuance of preferred stock with warrants	—	—	18,000
Initial proceeds from borrowings under revolving line of credit	38,995	—	18,338
Advances from revolving line of credit – noncurrent obligation	74,841	72,062	—
Repayments of revolving line of credit – noncurrent obligation	(87,900)	(65,035)	—
Repayment of prior revolving line of credit	(38,945)	—	(21,633)
Net change in revolving line of credit – current obligation	—	4,249	1,328
Proceeds from exercise of private placement warrants	4,412	178	—
Proceeds from long-term debt	—	—	43
Payments on long-term debt and capital lease obligations	—	(64)	(7,880)
Repurchase of common stock	—	—	(4,250)
Payment of withholding taxes from net settlement of share-based awards	(2,063)	—	—
Excess tax benefit from exercise of share-based awards	1,642	—	—
Cash paid for financing and transaction fees	(3,020)	(228)	(4,654)

Net cash provided by financing activities	24,712	7,382	2,543

Increase in cash	5,763	543	—
Cash at beginning of the year	543	—	—

Cash at end of the year	$6,306	$543	$—

Supplemental disclosures of cash flow information
Cash paid for interest	$660	$912	$1,163
Cash paid for income taxes	$4,869	$4,353	$3,695
Supplemental disclosures of noncash transactions
Unpaid property, plant, equipment and other assets	$1,552	$928	$164
Fair value of private placement warrants exercised	$7,172	$52	$—
Dividends	$—	$—	$224
Common stock issued due to exercise of warrant	$—	$—	$399

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

Refer to Note 3, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” for further description of these transactions.

Nature of business operations

The Company is a global producer and distributor of a broad range of high performance, certified low emission, power systems, including alternative fuel power systems, for original equipment manufacturers of off-highway industrial equipment (“industrial OEMs”). The Company’s customers include companies that are large, industry-leading and/or multinational organizations. The Company’s products and services are sold predominantly to customers throughout North America, as well as, to customers located throughout Asia and Europe. The Company operates as one business and geographic segment.

The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow the Company to provide to its customers power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers, and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company purchases engines from third party suppliers and produces an internally-designed engine, all of which engines are then integrated into the Company’s power systems. Additionally, the Company is designing and developing other engines in-house. Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which the Company coordinates significant design efforts with third party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third party suppliers. Some of the key components (including purchased engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide to its customers a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel and non-certified power systems and aftermarket components.

Basis of presentation

The consolidated financial statements of Power Solutions International, Inc. present information in accordance with generally accepted accounting principles in the U.S. (“GAAP”), have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management present fairly the consolidated financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries for the periods presented, including retroactive restatement to reflect the 1-for-32 Reverse Split approved by the stockholders in their vote on the Migratory Merger and Reverse Split which were effective August 26, 2011 (and described below in Note 3, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger”), as required in accordance with SEC Staff Accounting Bulletin (SAB) Topic 4C Equity Accounts — Change in Capital Structure, and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. The consummation of the Migratory Merger and Reverse Split, effective on August 26, 2011, also triggered the automatic conversion of the shares of the Company’s preferred stock to the Company’s common stock. In accordance with ASC 260, the conversion of the Company’s preferred stock is presented prospectively from August 26, 2011, in the Company’s results as of and for the year ended December 31, 2011, resulting in a $9.7 million increase in additional paid in capital and elimination of the Series A Convertible Preferred Stock in the Company’s consolidated balance sheet as of December 31, 2011, detailed in Note 12, “Stockholders’ equity.” Earnings per share is calculated based upon the weighted average shares which reflect the conversion of the preferred shares to shares of the Company’s common stock effective August 26, 2011, as restated for the Reverse Split.

Principles of consolidation

The consolidated financial statements include the accounts of Power Solutions International, Inc., and its direct and indirect wholly-owned subsidiaries, The W Group, Inc., Power Production, Inc., Power Great Lakes, Inc., Power Solutions, Inc., Power Global Solutions, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., XISync, LLC, PSI International, LLC, and Power Properties, L.L.C. Collectively, these entities produce and distribute off-highway industrial engines and provide aftermarket support for the industrial engine market. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Inventories consisted of the following as of December 31:

	2013	2012
Raw materials	$53,538	$36,006
Finished goods	2,448	3,962

Total	$55,986	$39,968

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

The activity in the Company’s allowance for doubtful accounts as of December 31, was as follows:

	2013	2012
Balance at beginning of year	$70	$140
(Reduction of) charged to expense	(15)	(72)
(Write-offs), net of recoveries	25	2

Balance at end of year	$80	$70

Cash overdrafts

Prior to the March 20, 2012 amendment of the Company’s prior loan and security agreement with BMO Harris Bank, N.A. (“BMO Bank”), cash received was automatically swept and applied against the Company’s revolving line of credit. Accordingly, the Company did not maintain cash on its consolidated balance sheet, but instead funded its operations through borrowings under its revolving line of credit. Under this cash management system, cash overdraft balances existed for the Company’s primary disbursement accounts and such cash overdraft balances were classified within accounts payable on the Company’s consolidated balance sheet and changes in the cash overdraft balances were presented as financing activities on the Company’s consolidated statement of cash flows. These overdrafts represented uncleared checks in excess of cash balances in the related bank accounts. As a result of the amendment and as provided in the Company’s current loan and security agreement with Wells Fargo Bank, National Association, cash balances are no longer automatically applied against the revolving line of credit, and as a result, the Company carries cash balances on its consolidated balance sheet from time to time.

Under ASC 470-10-45, Debt, the elimination of the automatic sweeping of the Company’s cash and application of such cash against the revolving line of credit resulted in a change in the presentation of the revolving line of credit from a current liability to a long-term obligation on the Company’s consolidated balance sheet. Accordingly, the Company presented the revolving line of credit as a long-term obligation on its consolidated balance sheet subsequent to March 20, 2012.

Warranty costs

The Company offers a standard limited warranty on the workmanship of its products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the Environmental Protection Agency (“EPA”) and/or the California Air Resources Board (“CARB”) and are longer than the Company’s standard warranty on certain emission related products. The Company’s products also carry limited warranties from suppliers. Costs related to supplier warranty claims are borne by the supplier; the Company’s warranties apply only to the modifications made to supplier base products. The Company’s management estimates and records a liability, and related charge to income, for the warranty program at the time products are sold to customers. Estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold. The Company makes adjustments to estimates in the period in which it is determined that actual costs may differ from initial or previous estimates.

The activity in the Company’s warranty accrual as of December 31 was as follows:

	2013	2012
Balance at beginning of year	$690	$803
Charged to expense	1,195	148
Payments	(611)	(261)

Balance at end of year	$1,274	$690

Private placement warrants

The Company’s private placement warrants are accounted for as a liability, in accordance with ASC 480-10-25-14, Distinguishing Liabilities from Equity. ASC 480-10-25-14 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. The effect of the change in value of the obligation is reflected as “Private placement warrant expense” in the Company’s consolidated statements of operations. See Note 6, “Fair value of financial instruments,” for detail describing the valuation approach for the Private Placement Warrants.

Long-lived assets

Long-lived assets, such as property, plant and equipment and land, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no adjustments to the carrying values of long-lived assets during the years ended December 31, 2013 and 2012.

Research & development and engineering costs

The Company expenses research & development and engineering costs when incurred. Research & development costs classified within research & development and engineering expenses in the consolidated statements of operations, consist primarily of wages and materials related to engineering work and approximated $9.4 million, $6.8 million and $4.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Share-based compensation

The Company accounts for share-based compensation expense for awards granted to employees for service over the service period based on the grant date fair value.

Fair value of financial instruments

The Company’s financial instruments include accounts receivable, accounts payable, revolving line of credit, notes payable and private placement warrants. The carrying amounts of accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying value of the revolving line of credit approximates fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities. Based upon the Company’s current credit agreement with Wells Fargo Bank, National Association, using the Company’s balances and interest rates as of December 31, 2013, and holding other variables constant, a 10% increase in the interest rates for the next 12 month period charged by the bank to the Company would have decreased the Company’s pre-tax earnings and cash flow by less than $100,000. The fair value of the private placement warrants is described below in Note 6, “Fair value of financial instruments.”

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2013 and 2012, the Company had not recorded a deferred tax asset valuation allowance.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes , on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than

50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2013, the Company had an unrecognized tax benefit of $570,000 for uncertain tax positions including interest and penalties. As of December 31, 2012, the Company had not recorded any unrecognized tax benefit for uncertain tax positions. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Concentrations

The Company generally maintains cash balances in various accounts at one financial institution in the Midwest. During 2013 and as of December 31, 2013, the Company maintained cash in non-interest bearing accounts at two financial institutions while transitioning its accounts from one financial institution to another financial institution. At December 31, 2013, cash accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution and per depositor. The Company’s cash balances exceeded the FDIC maximum insured amounts. At December 31, 2012, the Company had no uninsured cash balances.

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

One customer (“Customer A”) individually accounted for more than 10% of the Company’s sales during one or more years from 2011 through 2013 and represented 16%, 16% and 15% of consolidated net sales in 2013, 2012, and 2011, respectively.

Three customers (“Customer A” referred to above, and “Customer B” and “Customer C”) individually accounted for more than 10% of consolidated accounts receivable at December 31, 2013 and 2012. At December 31, 2013 and 2012, Customer A represented 11% and 15% of consolidated accounts receivable, respectively. At December 31, 2013 and 2012, Customer B represented 18% of consolidated accounts receivable. At December 31, 2013 and 2012, Customer C represented 13% and 11% of consolidated accounts receivable, respectively.

Three vendors (“Vendor A,” “Vendor B” and “Vendor C”) individually accounted for more than 10% of the Company’s purchases during one or more years from 2011 through 2013. Vendor A accounted for 30%, 30% and 37% of the Company’s purchases in 2013, 2012 and 2011, respectively. Vendor B accounted for 16% of the Company’s purchases in 2012, and less than 10% of the Company’s purchases in 2013 and 2011. Vendor C accounted for 15% of the Company’s purchases in 2013, and less than 10% of the Company’s purchases in 2012 and 2011.

2. Recently issued accounting pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, including the FASB and the SEC, to determine the impact of new pronouncements on GAAP and the Company. There are no new accounting pronouncements that have been issued or adopted during the year ended December 31, 2013, that are expected to have a significant effect on the Company’s consolidated financial statements.

3. Reverse recapitalization of The W Group, private placement, reverse split and migratory merger

On April 29, 2011, Power Solutions International, Inc. (formerly known as Format, Inc.) completed a reverse acquisition transaction (“Reverse Recapitalization”) in which PSI Merger Sub, Inc., a Delaware corporation that was newly-created as a wholly-owned subsidiary of Power Solutions International, Inc., merged with and into The W Group. The W Group remained as the surviving corporation of the reverse acquisition transaction and became a wholly-owned subsidiary of Power Solutions International, Inc. Pursuant to an agreement and plan of merger, all of the outstanding shares of common stock of The W Group held by the three stockholders of The W Group at the closing of the reverse acquisition transaction converted into, and Power Solutions International, Inc. issued to the three stockholders of The W Group, an aggregate of 10,000,000 shares of common stock (share amount prior to the Reverse Split (as defined below)) and 95,960.90289 shares of Series A Convertible Preferred Stock (both share amounts prior to the Reverse Split defined below).

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

The results of operations of Format, Inc. have not been included in the consolidated statements of operations from the date of the Reverse Recapitalization, April 29, 2011, because Format had nominal operations and assets, which consisted mostly of cash immediately prior to consummation of the Reverse Recapitalization transaction. In accordance with the accounting for an entity with nominal operations and assets under a reverse recapitalization transaction, the net income and equity of Format immediately prior to the Reverse Recapitalization were reclassified to preferred equity. The related party obligations owed by Format immediately prior to the Reverse Recapitalization were settled through the terms of a repurchase agreement, while the remaining obligations were settled with the available cash on Format Inc.’s balance sheet. Immediately prior to the reverse acquisition transaction, Format had assets with a net book value of $5,000 which were written off in connection with the transaction.

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

In connection with the Private Placement, the Company also issued to Roth Capital Partners, LLC (“Roth”) a warrant (“Roth Warrant”) to purchase initially 3,360,000 shares of PSI common stock (share amount prior to the Reverse Split (as defined below)), subject to certain limitations on exercise set forth in the Roth Warrant. On September 1, 2011, the Roth Warrant was exercised.

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

The impact of the above transactions on the Company’s issued capital is further described in Note 12, “Stockholders’ equity.”

4. Earnings per share

The Company computes earnings (loss) per share by applying the guidance stated in ASC 260, Earnings per Share, to determine the net income (loss) available per share of its common stock. Prior to the conversion of the shares of Company preferred stock to Company common stock as described in Note 3, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” earnings per share was calculated using the two-class method because the convertible preferred shares participated in any undistributed earnings with the common stockholders, specifically, on a one-to-one, as-if converted basis, without giving effect to the limitations on conversion of the preferred stock. Thus, under the two-class method, earnings allocated to preferred shares were based upon the proportion of the “as-if converted” preferred shares to the combined total of common shares, plus the “as-if converted” shares. Basic and diluted EPS under the two-class method were then calculated as earnings allocated to common shares divided by the weighted average of the actual common shares outstanding during the reporting period after giving effect to the adjustment for the Reverse Split.

Though the Company did not pay dividends prior to the Reverse Split, because the preferred stock granted the right to participate in undistributed earnings with Company common stock, it was considered a participating security, and the Company applied the two-class method to calculate per share amounts for distributed and undistributed earnings required under ASC 260, until all of the shares of preferred stock were converted into shares of Company common stock. Upon the effectiveness of the Reverse Split on August 26, 2011, all shares of the Company’s preferred stock automatically converted into shares of the Company’s common stock. Effective upon, and at all times since, the conversion of the Company preferred stock to Company common stock, the treasury stock method has been used to compute earnings (loss) per share.

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

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. The Roth Warrant (until exercised), the Company’s Private Placement Warrants, the stock appreciation rights (“SAR” as described in Note 9, “2012 Incentive compensation plan”) and restricted stock (as also described in Note 9, “2012 Incentive compensation plan) were evaluated for their potentially dilutive effect under the treasury stock method.

As of December 31, 2013, due to the loss reported in the consolidated statements of operating results, any potentially issuable shares of Company common stock associated with the Private Placement Warrants, SAR and restricted stock granted are not included in the dilutive EPS calculation. These potential shares were excluded from the diluted EPS calculation because they have an anti-dilutive effect under the treasury stock method.

The Company’s average closing market price of the Company’s common stock for the year ended December 31, 2012 was $15.51 per share. Although the exercise price of the Private Placement Warrants was $13.00 per share, all of the remaining potentially issuable shares of common stock associated with the Private Placement Warrants were determined to be anti-dilutive due to warrant valuation expenses that were included in the consolidated statement of operating results, but such expenses were required to be excluded from operating results in the fully dilutive computation. As of December 31, 2012, based on the Company’s estimated average fair value as noted above and the SAR strike price of $22.07 per share, as well as certain other requirements as defined in the stock appreciation rights award agreement, the SAR was not dilutive to the Company’s earnings per share. Accordingly, all potentially issuable shares of Company common stock associated with the SAR were excluded from the diluted EPS calculation.

Due to the Company’s limited trading volume during the year ended December 31, 2011, the Company estimated the average fair value of its common shares using the estimated fair value derived in the periodic valuations of its Private Placement Warrants liability. Based upon an average estimated fair value of $9.55 per share of the Company’s common stock for the year ended December 31, 2011, and an exercise price of $13.00 per share, all of the potentially issuable shares of common stock were excluded from the diluted EPS calculation.

During the year ended December 31, 2013 and 2012, portions of the Private Placement Warrants were exercised, resulting in the issuance of 339,410 and 13,750 shares of Company common stock, respectively. The Roth Warrant was cashlessly exercised in full on September 1, 2011, for an aggregate of 62,116 shares of common stock based upon the value of the Company’s common stock as determined pursuant to the Roth Warrant. See Note 12, “Stockholders’ equity” for further detail of these transactions.

5. Property, plant and equipment, net

The components of property, plant and equipment as of December 31, were as follows:

	2013	2012
Land	$260	$260
Building and improvements	4,125	3,882
Office furniture and equipment	2,723	2,172
Tooling and equipment	7,595	5,505
Transportation equipment	203	223
Construction in progress	4,844	594

Property, plant and equipment, at cost	19,750	12,636
Accumulated depreciation	(6,646)	(5,491)

Property, plant and equipment, net	$13,104	$7,145

Property, plant and equipment are recorded at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the assets’ useful economic lives or the period from the date the assets are placed in service to the end of the lease term including renewal periods that are considered by the Company to be reasonably assured of being exercised. Depreciation expense totaled $1,528,000, $1,074,000, and $785,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Estimated useful lives by major asset category are as follows:

Life (in years)
Buildings and improvements	39 Lesser of (i) 39 years, (ii) expected useful life of improvement or (ii) life of lease (including likely extension thereof)
Tooling and equipment	Up to 10 years
Office furniture and equipment	5 – 10
Transportation equipment	3 – 5

6. Fair value of financial instruments

As of December 31, 2013 and 2012, the Company measured its financial assets and liabilities under the amended ASC 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of December 31, 2013 and 2012, the Company’s Private Placement Warrants were measured at fair value under ASC 820. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

As of December 31, 2013 and 2012, the Company estimated the fair value of its Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model as of December 31, were as follows:

	2013	2012
Market value of the Company’s common stock	$75.10	$16.18
Exercise price	$13.00	$13.00
Risk-free interest rate	0.51%	0.42%
Estimated price volatility	42.50%	45.00%
Marketability discount	—	15.00%
Contractual term	2.33 years	3.33 years
Dividend yield	—	—

The market value of the Company’s common stock was based on its closing price on December 31, 2013 and 2012, the date of each valuation. The volatility factors noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. During 2013, there was a significant increase in the Company’s stock price and daily average trading volume and additional Private Placement Warrants were exercised. Additionally, as described further under Note 12, “Stockholders’ equity,” the Company completed an underwritten public offering of its common stock, which significantly increased the Company’s public float. In consideration of these factors, the Company no longer believes the Private Placement Warrants to be burdened by a lack of marketability. Accordingly, the warrant valuation as of December 31, 2013, was not discounted. As of December 31, 2012, the warrant valuation was discounted by 15%, reflecting the fact that the Private Placement Warrants were not directly traded and, at the time, were burdened by a lack of marketability. If all other assumptions were held constant, the recorded liability of the Private Placement Warrants would increase or decrease by approximately $2.5 million due to a 10% change in the enterprise value of the Company based on the Black-Scholes option pricing model.

The following table summarizes fair value measurements by level as of December 31, 2013, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability			$24,525

The following table summarizes fair value measurements by level as of December 31, 2012, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability			$3,666

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument as of December 31:

	2013	2012
Balance at beginning of year	$3,666	$3,270
Fair value of private placement warrants exercised	(7,172)	(52)
Increase in the value of private placement warrants	28,031	448

Balance at end of year	$24,525	$3,666

For the year ended December 31, 2013, 2012 and 2011, the Company recognized expenses of $28,031,000, $448,000 and $382,000, respectively, due to an increase in the estimated fair value of the Company’s Private Placement Warrants. These expenses were recorded as “Private placement warrant expense” on the Company’s consolidated statements of operations for the respective periods.

Financial assets and liabilities not measured at fair value

As of December 31, 2013 and 2012, the Company’s revolving line of credit, including accrued interest, recorded on the consolidated balance sheets were carried at cost. The carrying value of the revolving line of credit approximates fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile has not changed significantly since the origination of these financial liabilities. Under ASC 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable.

7. Revolving line of credit

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

In connection with the refinancing, the Company recognized a $270,000 loss on extinguishment of debt for the unamortized deferred financing costs related to the BMO Bank agreement, in the year ended December 31, 2013.

As of December 31, 2013, $8.9 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the prime rate, which equaled 3.25% with the applicable margin included. The remaining outstanding balance of $9.0 million as of December 31, 2013, had been designated to bear interest at the LIBOR rate, plus an applicable margin, which equaled 1.67%. The unused and available revolving line of credit balance was $47.9 million at December 31, 2013.

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

8. Leases

The Company leases certain buildings and equipment under various noncancelable operating lease agreements that contain renewal provisions. Rent expense under these leases approximated $2.7 million, $2.5 million and $1.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The future minimum lease payments due under operating leases as of December 31, 2013, were as follows:

2014	$2,556
2015	2,529
2016	2,352
2017	1,916
2018	1,010

$10,363

9. 2012 Incentive compensation plan

On May 30, 2012, the Board of Directors of the Company approved and adopted the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”), and the 2012 Plan was approved by the Company’s stockholders at the Company’s annual meeting held on August 29, 2012. The 2012 Plan is administered by the Compensation Committee of the Board of Directors, which consists only of independent, non-employee directors.

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

Under the 2012 Plan, 830,925 shares of the Company’s common stock were initially made available for awards pursuant to the 2012 Plan. On July 31, 2013, the Board of Directors of the Company, upon recommendation of the Compensation Committee, adopted an amendment to the 2012 Plan to increase the number of shares of common stock available for issuance under the 2012 Plan by 700,000 shares. This amendment was approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on August 28, 2013. Of the Company’s 1,530,925 shares reserved for awards under the 2012 Plan, 543,872 shares were originally underlying a SAR award granted to the Company’s Chief Operating Officer on June 6, 2012 and 162,993 shares of restricted stock have been granted to date to eligible employees (both of which are further described below). As of December 31, 2013, the Company had 824,060 shares of common stock available for future issuance under the 2012 Plan.

SAR award agreement

On June 6, 2012 (the “SAR Grant Date”), the Compensation Committee of the Board of Directors approved, and the Company granted, a SAR to the Company’s Chief Operating Officer (“Grantee”), pursuant to the 2012 Plan and a Stock Appreciation Rights Award Agreement (“SAR Award Agreement”), dated as of the SAR Grant Date. The SAR granted to the Grantee covers an aggregate of 543,872 shares of Company common stock and is exercisable only in whole shares at a price per share of $22.07. The SAR expires on the tenth anniversary of the SAR Grant Date.

The SAR granted to the Grantee vests and becomes exercisable ratably on each of the first three anniversaries of the SAR Grant Date (“graded vesting”). In addition, the SAR did not become exercisable until the date that was the last of any seven Valuation Dates (as defined in the SAR Award Agreement) within any period of ten or fewer consecutive Valuation Dates that commenced after the Grant Date and prior to the expiration date on each of which the market value per share of Company common stock is at least $22.07. This market condition was met during the year ended December 31, 2013.

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

The SAR is accounted for as equity, in accordance with ASC 718, Compensation — Stock Compensation, and states that options or similar instruments on shares shall be classified as liabilities if either the underlying shares are classified as liabilities or the entity can be required under any circumstance to settle the option or similar instrument by transferring cash or other assets. The Company’s underlying shares are classified as equity, and under the terms of the SAR Award Agreement, the Company must settle the exercised portion of the SAR in shares of the Company’s common stock. As such, the Company has accounted for the SAR as equity.

As of the SAR Grant Date, the fair value of the SAR was estimated using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the fair value of the Company’s common stock, exercise price, risk-free interest rate, estimated price volatility, term and dividend yield. Due to the limited trading activity in the Company’s common stock at the date of issuance of the SAR, the fair value of the Company’s common stock (i.e. equity) was established through multiple valuation techniques, including (a) the income approach in the form of the discounted cash flow method and (b) the market approach in the form of (i) the guideline public company method and (ii) the merger and acquisition method. After the equity was determined it was then allocated to the SAR using the Option Pricing Method. In addition to that described above, other assumptions used in the Black-Scholes method included the following as of the SAR Grant Date: an expected term of 6.0 years, a risk-free interest rate of 0.92%, an anticipated volatility factor of 55.0% and a zero dividend yield. The resulting valuation as of the SAR Grant Date, was discounted by 15%, reflecting an assessment of the trading activity of the Company’s common stock (and by extension the SAR). The suggested value from the Black-Scholes method reflected a fully marketable security that was not burdened by limited marketability; however, at that time, the Company’s common stock (and by extension the SAR) did not have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the SAR. This approach was consistent with that utilized to value the Company’s Private Placement Warrants at that time. The resulting fair value of the SAR granted was $3.31 per underlying share.

ASC 718, Compensation — Stock Compensation, was utilized in order to estimate the fair value of the SAR. The term “fair value” has been defined in Note 6, “Fair value of financial instruments.” ASC 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award as of the grant date. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10-55-72 provides that, if vesting (or exercisability) of an award is based on satisfying both a market condition and a performance or service condition and it is probable that the performance or service condition will be satisfied, the initial estimate of the service period is the longest of the explicit, implicit or derived service period. The Company has computed compensation expense by applying the guidance stated in ASC 718, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method). Since, as noted above, the SAR granted by the Company includes both a market and service condition, the Company used the longest of the periods to define its requisite service period in each separately vesting portion or tranche. To determine the derived service period associated with the SAR’s market condition, the Company performed a Monte Carlo analysis in order to estimate the likely timeframe until the Company’s public equivalent value would exceed its aggregate exercise price over a period of seven days within a period of 10 or fewer trading days (i.e. the value at which the per share value of the Company’s equity exceeds $22.07). Based on the results of this analysis, the derived service period associated with the SAR’s market condition was determined to be 1.78 years. Thus, compensation expense for the first tranche was computed on a straight-line basis over the derived service period of 1.78 years. The second and third tranches were computed on a straight-line basis over the explicit service period. In the year ended December 31, 2013 and 2012, the Company recognized $907,000 and $478,000, respectively, of expense for the SAR granted. There was no similar expense recorded as of December 31, 2011.

During the year ended December 31, 2013, the Grantee exercised the vested portion of his SAR. The impact of this transaction on the Company’s issued capital is described in Note 12, “Stockholders’ equity.”

As of December 31, 2013, there was $415,000 of total unrecognized compensation expense related to the SAR granted under the Plan. The Company expects the SAR expense to continue to be recognized over approximately the next eighteen months.

Restricted stock awards

On June 17, 2013, (the “June Restricted Stock Grant Date”), the Compensation Committee of the Board of Directors approved, and the Company granted, 136,661 shares of Company restricted stock (“Restricted Stock”) to various employees pursuant to the 2012 Plan and subject in each case to a Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). The fair value of the Restricted Stock was $36.00 on the June Restricted Stock Grant Date.

On August 28, 2013 and August 29, 2013, the Compensation Committee of the Board of Directors approved, and the Company granted, 3,000 shares and 4,833 shares, respectively, of Restricted Stock to certain employees pursuant to the 2012 Plan and subject to a Restricted Stock Award Agreement. The fair value of the Restricted Stock was $51.91 and $52.28 on August 28, 2013, and August 29, 2013, respectively.

On October 1, 2013, October 14, 2013 and December 10, 2013, the Compensation Committee of the Board of Directors approved, and the Company granted, 6,999 shares, 10,000 shares and 1,500 shares, respectively, of

Restricted Stock to certain employees pursuant to the 2012 Plan and subject to a Restricted Stock Award Agreement. The fair value of the Restricted Stock was $57.81, $56.28 and $71.81 on October 1, 2013, October 14, 2013 and December 10, 2013, respectively.

These shares of Restricted Stock vest in various increments and periods over a maximum of ten years from the date the stock was granted as defined under the applicable Restricted Stock Award Agreement. During the year ended December 31, 2013, the Company recognized approximately $361,000, of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. As of December 31, 2013, there was approximately $6,043,000 of total unrecognized compensation expense related to the Restricted Stock granted under the 2012 Plan. The total Restricted Stock expense is expected to be approximately $6,404,000, and the weighted-average period over which total unrecognized compensation cost is expected to be recognized is approximately 8 years. As there were no restricted stock awards prior to 2013, the Company did not incur any restricted stock expense in the years ended December 31, 2012 and 2011.

10. Defined contribution plan

The Company sponsors a retirement savings plan for employees meeting certain eligibility requirements. Participants may choose from various investment options and can contribute an amount of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Code limitations. The plan was amended in 2013, to enable employees to invest in a fund which exclusively invests in the Company’s stock. The plan is funded by participant contributions and discretionary Company contributions. The Company made no discretionary contributions during 2013, 2012 or 2011.

11. Income taxes

The expense (benefit) for income taxes for the years ended December 31, was as follows:

	2013	2012	2011
Current tax expense
Federal	$2,629	$3,806	$2,816
State	955	1,053	827

	3,584	4,859	3,643

Deferred tax expense (benefit)
Federal	967	(542)	(809)
State	208	(174)	(61)

	1,175	(716)	(870)

Total tax expense	$4,759	$4,143	$2,773

A reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, was as follows:

	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax (benefit) expense at federal statutory rate	$(4,760)	34.0%	$3,687	34.0%	$2,324	34.0%
State income tax, net of federal benefit	848	(6.1)	581	5.4	506	7.4
Non-deductible transaction expenses	—	—	—	—	259	3.8
Non-deductible private placement warrant expense	9,531	(68.0)	152	1.4	130	1.9
Domestic production activity	(376)	2.7	(221)	(2.0)	(216)	(3.1)
Research tax credits	(1,054)	7.5	(44)	(0.4)	(240)	(3.5)
Tax reserve reassessment	570	(4.1)	—	—	—	—
Other, net	—	—	(12)	(0.2)	10	0.1

Income tax expense	$4,759	(34.0)%	$4,143	38.2%	$2,773	40.6%

The Company recognized a pre-tax loss of $14,001,000 which included $28,031,000 of permanently excludable expenses associated with the Company’s private placement warrants for the year ended December 31, 2013. Excluding this expense, the Company’s pre-tax income was $14,030,000. This adjusted pre-tax income compares to $11,293,000 of pre-tax income after excluding $448,000 of expenses associated with the Company’s private placement warrants for the year ended December 31, 2012. The Company’s income tax expense for the year ended December 31, 2013, increased principally due to the higher taxable income realized in 2013 as compared with 2012. Partially offsetting the increase in income tax expense for the year ended December 31, 2013 were federal research tax credits recorded in 2013 for the years ended December 31, 2012 and 2013, net of unrecognized tax benefits, as described above. On January 2, 2013, the American Taxpayer Relief Act of 2012 (“Act”) was signed into law. Some of the provisions of the Act were retroactive to January 1, 2012, including the Research and Experimentation Credit, which was extended through the end of 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting the Company’s 2012 federal taxes, including R&D credit, were not recognized in the Company’s financial results until 2013. As the Act was signed into law in 2013, this federal research tax credit for the year ended December 31, 2012 of $413,000, along with the federal research tax credit estimated for 2013 of $641,000, were recorded in the Company’s financial results in the year ended December 31, 2013.

The Company generates research tax credits as a result of its research & development activities which reduce the Company’s effective income tax rate. In general, these credits are general business credits and may be carried forward up to 20 years to be offset against future taxable income.

As the Company reported a loss before income taxes in the year ended December 31, 2013, an effective income tax rate is not a meaningful calculation. The Company’s effective income tax rate was 38.2% in the year ended December 31, 2012. Excluding the expenses associated with the change in the private placement warrants in 2013 and 2012, the Company’s effective income tax rates were 33.9% and 36.7%, respectively.

The Company’s effective income tax rate for the year ended December 31, 2011, was 40.6%. The Company’s effective income tax rate in 2011 was adversely impacted by non-deductible expenses associated with certain transaction costs incurred in connection with the Reverse Recapitalization.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

On September 19, 2013, the US Department of Treasury finalized tangible property regulations and reissued in proposed form the regulations addressing accounting for the disposal of components of tangible property. These proposed regulations generally apply to taxable years beginning in 2014, with the option for early adoption. Because changes in tax law are accounted for in the period of enactment, certain provisions of the legislation could impact the Company’s classification of its deferred tax assets and liabilities on the balance sheet and are not expected to have an impact to the Company’s effective tax rate. The impact of adopting these regulations is expected to be primarily timing in nature and is not likely to have a material effect on the financial statements.

Components of the deferred income tax assets and liabilities consisted of the following as of December 31:

	2013	2012
Deferred tax assets
Inventory	$1,630	$862
Allowances and bad debts	196	184
Accrued warranty	496	276
Accrued wages and benefits	359	331
Stock compensation	490	192
Deferred revenue	—	512
Other	302	54

Total deferred tax assets	3,473	2,411

Deferred tax liabilities
Tax depreciation in excess of book	(966)	(371)

Total deferred tax liabilities	(966)	(371)

Net deferred tax assets	$2,507	$2,040

The Company’s net deferred tax assets and liabilities are presented as follows in the Company’s consolidated balance sheets as of December 31:

	2013	2012
Current deferred tax assets, net	$2,811	$2,176
Non-current deferred tax liabilities, net	(304)	(136)

Net deferred tax assets	$2,507	$2,040

In preparing the Company’s consolidated financial statements, management has assessed the likelihood that its deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, management considers all available evidence, positive and negative; including the Company’s operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company’s provisions for income taxes, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets.

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2013, management believes that is it more likely than not that all of the Company’s deferred income tax assets will be realized and no valuation allowance is required on its US deferred tax assets.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013, the Company had $15,000 accrued for the payment of interest and penalties. As of December 31, 2012, the Company had no amounts accrued for interest or penalties.

The change in unrecognized tax benefits excluding interest and penalties for the year ended December 31, 2013 was as follows:

Balance at December 31, 2012	$—
Gross increases — current period tax positions	555

Balance at December 31, 2013	$555

As of December 31, 2013, Management believes the liability for unrecognized tax benefits could decrease by approximately $148,000 in 2014 due to lapses in the statute of limitations. Due to the various jurisdictions in which the Company files tax returns, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2014, but the amount cannot be estimated.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company believes that it is no longer subject to U.S. federal and state income tax examinations for years prior to 2010. The Company has not been notified by any jurisdiction that it will be subject to examination.

12. Stockholders’ equity

The statements of changes in stockholders’ equity for the years ended December 31, 2013, 2012 and 2011, present the changes giving effect to the Company’s common stock issued in its underwritten public offering, stock compensation activity and Private Placement Warrant exercises, each of which is described below. In addition, as described in Note 3, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger” the statement of changes in stockholders equity in the year ended December 31, 2011, reflects the impact of the Private Placement in which the Company received gross proceeds of $18.0 million before transaction fees, costs and expenses in exchange for the issuance of shares of Company preferred stock as described below under Series A Convertible preferred stock.

August 26, 2011 Reverse Split

The aggregate value of the shares of common stock issued and outstanding was reduced by $10,000, with a corresponding increase to additional paid-in capital as of December 31, 2010 associated with the retroactive adjustment for the Reverse Split. The shares of Company common stock prior to the Reverse Split were 10,000,000 shares of common stock as of December 31, 2010, and upon the Reverse Split, such shares of Company common stock automatically converted into 312,500 shares of common stock. Shares held by the former stockholders of Format, Inc., the legal acquiror in the April 29, 2011, Reverse Recapitalization, were also retroactively adjusted from 770,083 common shares (without giving effect to the Reverse Split) to 24,093 common shares (giving effect to the Reverse Split). The shares issuable upon exercise by Roth of the Roth Warrant were 3,360,000 prior to the Reverse Split and were adjusted to 105,000 shares of common stock (giving effect to the Reverse Split). On August 26, 2011, the effective date of the Migratory Merger and Reverse Split, 113,961 shares of the Company preferred stock, representing all then-issued and outstanding shares of preferred stock, were automatically converted into 9,496,753 shares of Company common stock. Upon the consummation of the Migratory Merger and Reverse Split, each share of the Company’s preferred stock automatically converted into a number of shares of common stock equal to one-thousand dollars divided by $12.00 per share, the conversion price for the preferred stock giving effect to the adjustment resulting from the Reverse Split. Accordingly, preferred equity was eliminated and additional paid-in capital was increased by $9.7 million, while the aggregate value of the shares of common stock issued and outstanding was increased by $10,000.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2013, 11,352,812 shares of Company common stock were issued and 10,521,887 shares of

Company’s common stock were outstanding. At December 31, 2012, 9,909,212 shares of Company common stock were issued and 9,078,278 shares of Company’s common stock were outstanding. Each holder of a share of the Company’s common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of Company preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights.

Underwritten public offering

On July 16, 2013, the Company closed an underwritten public offering of 2,005,000 shares of its common stock at a price to the public of $35.00 per share. The Company sold 1,050,000 shares of its common stock, and certain selling stockholders, sold 955,000 shares of common stock in the offering. The proceeds to the Company, net of the underwriter’s fees and expenses, were $34,530,000 before deducting offering expenses of approximately $514,000 paid by the Company. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.

SAR exercise for shares of Company common stock

On August 15, 2013, the Grantee exercised the SAR with respect to 181,291 shares of common stock, which was the then vested portion of the SAR. Upon such exercise, the Company initially issued 96,504 shares of the Company’s common stock. Under the terms of the plan, at the option of the Grantee, the Company then withheld 42,314 of the shares issued to satisfy his income tax obligations. The cash equivalent of the shares withheld was $2,063,000, representing the Grantee’s income tax withholding obligation that was remitted by the Company to the applicable taxing authorities. The payment of the income tax withholding obligation was recorded as a reduction in additional paid-in-capital during the year ended December 31, 2013.

In connection with this exercise, the excess of the underlying value of the shares of common stock issued over the amount recognized as compensation expense in the Company’s financial statements is a cost that is deductible for income tax purposes by the Company. As such, the Company realized an income tax benefit of $1,642,000 for this incremental amount that was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital during the year ended December 31, 2013.

Series A Convertible preferred stock

The Company has authorized 114,000 shares of Series A Convertible preferred stock with a par value of $0.001 per share. At December 31, 2013 and 2012, no shares of Series A Convertible preferred stock of the Company were issued or outstanding. Series A Convertible preferred stock was convertible into shares of the Company’s common stock at any time at the election of its holder, subject to limitations on conversion set forth in the certificate of designation and automatically converted into shares of the Company’s common stock on August 26, 2011, the effective date of the Migratory Merger and Reverse Split. The preferred stock conversion price was $12.00 per share giving effect to the Reverse Split and was subject to adjustment for non-cash dividends, distributions, stock splits or other subdivisions or reclassifications of Company common stock. The Series A Convertible preferred stock was also subject to full-ratchet anti-dilution protection whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock, subject to specified exceptions, the conversion price of the Company’s preferred stock would have been reduced to the effective price of its common stock so issued (or deemed to be issued). The Company preferred stock did not have a stated maturity date, and upon the occurrence of the liquidation, dissolution or winding up of the Company each holder of preferred stock would have been entitled to be paid before any distribution or payment was made upon the Company’s common stock. The Company preferred stock could only have been converted to shares of its common stock and was not redeemable for cash upon the occurrence of any other events. The Company preferred stock was not within the scope of ASC 480, Distinguishing Liabilities from Equity, as the preferred stock was not a mandatorily redeemable financial instrument; it did not embody an obligation to repurchase the Company’s equity shares by transferring assets; and it did not embody an unconditional obligation to issue a variable number of the Company’s equity shares. Accordingly, the Company’s preferred stock did not meet the conditions in paragraph 2 of ASC 480-10-S99-3A (as interpreted in paragraph 3f) that would require temporary equity classification. Therefore, the preferred stock was classified as permanent equity on the Company’s balance sheet.

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

Immediately following the effectiveness of the Reverse Split, each issued and outstanding share of the Company’s preferred stock automatically converted into a number of shares of the Company’s common stock equal to $1,000 divided by $12.00, the per share conversion price for the preferred stock giving effect to the adjustment resulting from the Reverse Split. At issuance, no portion of the proceeds of the Company preferred stock was assigned to the conversion feature as a separate derivative instrument under ASC 815 because the economic characteristics and risks of the conversion option were clearly and closely related to those characteristics of the Company’s preferred stock as further discussed below.

The accounting for the embedded conversion option of the Company’s preferred stock was determined by ASC 815, which required that an embedded derivative be separated from the host contract (i.e., the Company’s preferred stock in this case) and accounted for as a derivative instrument if all of the following criteria were met: (a) the economic characteristics and risks of the embedded derivative were not clearly and closely related to the economic characteristics and risks of the host contract; (b) the hybrid instrument (i.e., the Company preferred stock and its embedded conversion option) was not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur; and (c) a separate instrument with the same terms as the embedded derivative would, pursuant to ASC 815, be a derivative instrument subject to the requirements of ASC 815.

The host contract (i.e., the Company preferred stock), absent the conversion option, did not provide the holders with principal protection, and it encompassed a residual interest in the Company. Therefore, the host contract was more analogous to equity. The conversion option enabled the holders to convert the Company preferred stock into shares of Company common stock, subject to certain adjustments and limitations on conversion. Since the host contract was an equity host and the conversion option was to convert the preferred stock into Company common stock and both possessed principally equity characteristics related to the same entity, the economic characteristics and risks of the conversion option were clearly and closely related to those of the Company preferred stock host contract. Therefore, the requirements in paragraph ASC 815(a) were not met. Accordingly, the embedded conversion option was not required to be separately classified and accounted for apart from the Company preferred stock.

Private placement warrants

Each investor in the Private Placement as described in Note 3, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger,” received a number of Private Placement Warrants equal to one-half the number of shares of the Company’s common stock issuable upon conversion of the shares of the Company’s preferred stock purchased by such investor. At issuance, the Private Placement Warrants represented the right to purchase a total of 750,002 shares of the Company’s common stock at an exercise price of $13.00 per share, as adjusted for the Reverse Split, subject to further adjustment for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock. The Private Placement Warrants are also subject to full ratchet anti-dilution protection whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock at a price below the then-current exercise price of the Private Placement Warrants, subject to specified exceptions, the exercise price of the Private Placement Warrants will be reduced to the effective price of the Company’s common stock so issued (or deemed to be issued). The Private Placement Warrants will expire on April 29, 2016.

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

The Company’s Private Placement Warrants are accounted for as a liability, in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. The effect of the change in value of the obligation is reflected as “Private placement warrant expense” in the Company’s consolidated statements of operations.

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

See Note 6, “Fair value of financial instruments,” for detail describing the valuation approach for the Private Placement Warrants as of December 31, 2013 and 2012.

During the years ended December 31, 2013 and 2012, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 339,410 and 13,750 shares of the Company’s common stock, respectively. There were no exercises of the Private Placement Warrants in the year ended December 31, 2011.

As of December 31, 2013 and 2012, 396,842 shares and 736,252 shares of Company common stock, respectively, remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement.

Roth warrant

The Company issued to Roth, the Roth Warrant to purchase shares of the Company’s common stock, as compensation for its role as placement agent in connection with the Private Placement. Prior to its exercise in full on September 1, 2011, as described below, the Roth Warrant represented the right to purchase an aggregate of 105,000 shares of the Company’s common stock, at an exercise price of $13.20 per share, subject to further adjustment for non-cash dividends, distributions, stock splits, or other reorganizations or reclassifications of the Company’s common stock. The Roth Warrant was originally scheduled to expire on April 29, 2016. At any time following the effectiveness of the Reverse Split, the Roth Warrant could have been “cashlessly” exercised by its holder by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price of the Company’s common stock (such market price as defined in the Roth Warrant), equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Roth Warrant would occur without any cash being paid by the holder of the warrant to the Company. The Roth Warrant included a requirement that the Company reserve a sufficient number of shares of its common stock solely for the purpose of effecting the exercise of the Roth Warrant into shares of the Company’s common stock pursuant to the terms (and subject to the limitations) thereof.

The estimated fair value of the Roth Warrant of $0.4 million as of the consummation of the Private Placement on April 29, 2011 was determined using the same assumptions used to value the Private Placement Warrants described above, and by using the same inputs, but for its specific exercise price of $13.20 per share as adjusted for the Reverse Split. The Roth Warrant was classified as equity and was recorded as an adjustment between the Roth Warrant and the Company’s preferred stock equity. Unlike the Private Placement Warrants, the Roth Warrant did not contain, and was not otherwise subject to, any price-based anti-dilution provisions and could only be settled by the Company with a fixed number of shares of the Company’s common stock (subject to customary adjustments for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock). Under ASC 815, this lack of price-based anti-dilution provisions was the distinctive attribute as compared to the Private Placement Warrants that required the Roth Warrant to be classified as equity on the Company’s consolidated balance sheets. The valuation of the Company’s preferred stock, common stock and Private Placement Warrants employed the Black-Scholes option pricing model and incorporated the purchase price of the Company’s preferred stock and Private Placement Warrants, including the Roth Warrant, and the Company’s assessment relative to the interest rate, volatility factor, and other inputs utilized in the model. The Roth Warrant represented compensation to Roth for its services in its capacity as placement agent for the Private Placement, and the Roth Warrant’s $0.4 million estimated fair value ($3.80 per share of common stock issuable upon exercise of the Roth Warrant as adjusted for the Reverse Split) was recorded as a reduction of capital from the preferred stock issuance.

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

Transaction costs from reverse recapitalization and the private placement

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

Pursuant to the Private Placement Registration Rights Agreement, the holders of Registrable Securities are also entitled to certain piggyback registration rights if the Registrable Securities are not covered by one or more effective registration statements. As of December 31, 2013, and as of the time of the closing of the public offering on July 16, 2013, all of the Registrable Securities were covered by an effective registration statement. “Registrable Securities,” as contemplated by the Private Placement Registration Rights Agreement, means certain shares of the Company’s common stock, including those shares that were issuable upon conversion of shares of Company preferred stock issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants and the shares of the Company’s common stock that were issued upon exercise of the Roth Warrant; provided, that, any such share shall cease to be a Registrable Security upon (A) sale pursuant to the registration statement or Rule 144 under the Securities Act, (B) such share becoming eligible for sale without restriction by the selling securityholder holding such security pursuant to Rule 144 under the Securities Act or (C) such share otherwise becoming eligible for sale without restriction pursuant to Section 4(1) of the Securities Act, provided that, any restrictive legend on any certificate or other instrument representing such shares has been removed or there has been delivered to the transfer agent for such shares irrevocable documentation (including any necessary legal opinion) to the effect that, upon submission by the applicable selling securityholder of the certificate or instrument representing such security, any such restrictive legend shall be removed.

In addition, at any time beginning six months after the closing of the Private Placement at which the Company was required to register the shares issuable upon exercise of the Private Placement Warrants, but such shares may not be freely sold to the public, the warrants may be “cashlessly” exercised by the holders thereof. In such circumstances, the warrant holders may “cashlessly” exercise the Private Placement Warrants by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price (such market price as defined in the purchase agreement for the Private Placement) of the Company’s common stock, equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Private Placement Warrants will occur without any cash being paid by the holders of the Private Placement Warrants to the Company. Because the shares issuable upon exercise of the Private Placement Warrants are currently available for resale pursuant to effective registration statements filed by the Company with the SEC, the Private Placement Warrants may not be “cashlessly” exercised as of December 31, 2013.

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

In addition, the Company filed a universal shelf registration statement, which was declared effective on February 14, 2014, pursuant to which the Company may offer, issue and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, stock purchase contracts and units.

13. Commitments and contingencies

The Private Placement Registration Rights Agreement provides, among other things, that if, after such registration statement has been declared effective by the SEC, sales cannot be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company is required to pay amounts representing liquidated damages to each of the investors, on the same basis as the liquidated damages the Company could have been required to pay in connection with the initial registration statement filed pursuant to the Private Placement Registration Rights Agreement. See also Note 12, “Stockholders Equity” for a discussion of a contingency related to the filing of a registration statement on Form S-3.

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

On December 7, 2012, the Company signed an agreement to enter into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian market. As of December 31, 2013, the production facility was completed and manufacturing has been scheduled to commence during 2014. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture. As of December 31, 2013, and absent any changes in facts and circumstances, the Company intends to account for this joint venture under the equity method as prescribed by ASC 323, Investments — Equity Method and Joint Ventures.

14. Related party transactions

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

On April 28, 2011, Gary Winemaster, Chief Executive Officer, and Mr. Somodi entered into a purchase and sale agreement which was subsequently amended on October 31, 2011, as described below, whereby Mr. Winemaster agreed to purchase all of Mr. Somodi’s shares of preferred and common stock in The W Group, which shares converted into an aggregate of 830,925 shares of Company common stock upon the consummation of the Reverse Recapitalization, as adjusted for the Reverse Split as described in Note 3, “Reverse recapitalization of The W Group, private placement, reverse split and migratory merger.”

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

During the years ended December 31, 2013, 2012 and 2011, the Company incurred fees for tax return and other consulting services with a professional services firm that is affiliated with a stockholder and member of the board of directors. Fees incurred during 2013, 2012 and 2011, were $127,000, $125,000 and $156,000, respectively.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1†	Agreement and Plan of Merger between Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc. (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011 (incorporated by reference from Exhibit 3.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

3.2	Bylaws of Power Solutions International, Inc., a Delaware corporation, adopted August 12, 2011 (incorporated by reference from Exhibit 3.5 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

10.1	Termination Agreement, dated as of April 28, 2011, between The W Group, Inc. and Thomas Somodi, including the Purchase and Sale Agreement, dated as of April 28, 2011, between Gary Winemaster and Thomas Somodi referenced therein (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.2	Purchase Agreement, dated April 29, 2011, among Format, Inc. and the investors in the private placement (incorporated by reference from Exhibit 10.4 to Amendment No. 3 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.3	Form of Warrant, dated April 29, 2011, issued by Power Solutions International, Inc. to the investors in the private placement (incorporated by reference from Exhibit 10.6 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.4	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc., the investors in the private placement and ROTH Capital Partners, LLC (incorporated by reference from Exhibit 10.9 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

10.5	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc. and Gary Winemaster, Kenneth Winemaster and Thomas Somodi (incorporated by reference from Exhibit 10.10 to the registrant’s Current Report on Form 8-K, as amended, dated April 29, 2011).

10.6††	Loan and Security Agreement, dated as of April 29, 2011, by and among Harris N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from Exhibit 10.11 to Amendment No. 3 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission August 1, 2011).

10.7††	Supply Agreement, dated December 11, 2007, by and between PSI International, LLC and Doosan Infracore Co., Ltd., as amended (incorporated by reference from Exhibit 10.12 to Amendment No. 4 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission August 12, 2011).

10.8	Distribution Agreement for Perkins Products, dated January 1, 2004, by and between Perkins Engines Inc. and Power Great Lakes, Inc., as amended (incorporated by reference from Exhibit 10.13 to Amendment No. 3 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission August 1, 2011).

1

Exhibit Number	Exhibit Description

10.9	Industrial Lease Agreement, dated as of June 30, 2011, by and between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed August 15, 2011). [Note: Delete leases for old facilities, if any.]

10.10	Industrial Space Lease Agreement, dated as of January 11, 2011, by and between Power Great Lakes, Inc. and Dickal 770 L.L.C. (incorporated by reference from Exhibit 10.16 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

10.11	Lease Agreement, dated as of August 28, 2006, as amended, by and between Power Great Lakes, Inc. and AMB Partners II Local, L.P. (incorporated by reference from Exhibit 10.17 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

10.12	Lease Agreement, dated as of July 20, 2004, as amended, by and between Power Great Lakes, Inc. and Gateway Jefferson, Inc. (incorporated by reference from Exhibit 10.18 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333—174543, filed August 19, 2011).

10.13	Stock Purchase Agreement, dated as of October 31, 2011, between Power Solutions International, Inc. and Gary S. Winemaster (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated October 31, 2011, filed with the Commission November 4, 2011).

10.14	Industrial Building Lease, dated as of February 28, 2012, between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 28, 2012, filed with the Commission March 2, 2012).

10.15	Industrial Building Lease, dated as of March 13, 2012, between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated March 13, 2012, filed with the Commission March 16, 2012).

10.16††	Amendment No. 1, dated as of March 20, 2012, to Loan and Security Agreement, dated as of April 29, 2011, by and among BMO Harris Bank N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync, LLC, and related documents (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated March 20, 2012, filed with the Commission March 23, 2012).

10.17	Amendment No. 1, dated as of March 20, 2012, to Loan and Security Agreement, dated as of April 29, 2011, by and among BMO Harris Bank N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync, LLC, and related documents (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A, dated April 20, 2012, filed with the Commission on April 20, 2012 and contains previously redacted portions of this exhibit).

10.18*	Employment Agreement, dated as of June 6, 2012, between Power Solutions International, Inc. and Eric A. Cohen (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission June 7, 2012).

2

Exhibit Number	Exhibit Description

10.19*	Stock Appreciation Rights Agreement, dated as of June 6, 2012, by and between Power Solutions International, Inc and Eric Cohen (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission on June 7, 2012).
10.20*	Power Solutions International, Inc. 2012 Incentive Compensation Plan, as adopted by the Board of Directors on May 30, 2012 (subject to stockholder approval) (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission on June 7, 2012).

10.21	Amendment No. 2, dated as of November 8, 2012, to Loan and Security Agreement, dated as of April 29, 2011, by and among BMO Harris Bank N.A., as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync, LLC, and related documents (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 10-Q for quarterly period ended September 20, 2012, filed with the Commission November 13, 2012).

10.22*	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan, as amended by the Board of Directors on July 31, 2013 (approved by stockholders on August 28, 2013) (incorporated by reference from Appendix A to the registrant’s Proxy Statement on Form DEF 14A, dated August 1, 2013, filed with the Commission on August 2, 2013).

10.23*	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 17, 2013, filed with the Commission on June 20, 2013).

10.24	Credit Agreement, dated as of June 28, 2013, by and among Wells Fargo, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 28, 2013, filed with the Commission on July 2, 2013).

10.25	Security Agreement dated as of June 28, 2013 by and among Wells Fargo, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 28, 2013, filed with the Commission on July 2, 2013).

10.26*	Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated January 7, 2014, filed with the Commission on January 9, 2014).

21.1	Subsidiaries of Power Solutions International, Inc. (incorporated by reference from Exhibit 21.1 to registrants’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on March 12, 2013).

23.1	Consent of McGladrey LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

3

Exhibit Number	Exhibit Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement
†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2014.

POWER SOLUTIONS INTERNATIONAL, INC.

By:	/s/ DANIEL P. GOREY
Daniel P. Gorey
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February 2014.

Signature	Titles

/s/ GARY S. WINEMASTER Gary S. Winemaster	Chief Executive Officer (principal executive officer), President and Director

/s/ DANIEL P. GOREY Daniel P. Gorey	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ KENNETH W. LANDINI Kenneth W. Landini	Director

/s/ H. SAMUEL GREENAWALT H. Samuel Greenawalt	Director

/s/ JAY J. HANSEN Jay J. Hansen	Director

/s/ MARY E. VOGT Mary E. Vogt	Director