Form 10-Q
period 2014-03-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2014-05-09
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2014, there were 10,562,139 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$3,649	$6,306
Accounts receivable, net	48,908	42,730
Inventories, net	68,748	55,986
Prepaid expenses and other current assets	1,466	2,173
Deferred income taxes	2,811	2,811

Total current assets	125,582	110,006

Property, plant & equipment, net	14,264	13,104
Other noncurrent assets	3,579	3,509

TOTAL ASSETS	$143,425	$126,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,518	$24,444
Income taxes payable	418	167
Accrued compensation and benefits	1,967	3,758
Other accrued liabilities	3,277	4,016

Total current liabilities	38,180	32,385

LONG-TERM OBLIGATIONS
Revolving line of credit	26,159	17,933
Deferred income taxes	304	304
Private placement warrants	22,066	24,525
Other noncurrent liabilities	851	1,051

TOTAL LIABILITIES	87,560	76,198

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock – $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at March 31, 2014 and December 31, 2013.	—	—
Common stock – $0.001 par value. Authorized: 50,000,000 shares. Issued: 11,393,064 and 11,352,812 shares at March 31, 2014 and December 31, 2013, respectively. Outstanding: 10,562,139 and 10,521,887 at March 31, 2014 and December 31, 2013, respectively.	11	11
Additional paid-in-capital	60,378	57,308
Accumulated deficit	(274)	(2,648)
Treasury stock, at cost, 830,925 shares at March 31, 2014 and December 31, 2013.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	55,865	50,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,425	$126,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended March 31, 2014	Three months ended March 31, 2013
Net sales	$66,735	$52,576
Cost of sales	54,805	43,407

Gross profit	11,930	9,169
Operating expenses:
Research & development and engineering	3,598	1,771
Selling and service	1,827	1,880
General and administrative	2,984	2,438

Total operating expenses	8,409	6,089

Operating income	3,521	3,080

Other (income) expense:
Interest expense	99	194
Private placement warrant (income) expense	(233)	4,846
Other (income) expense, net	23	—

Total other (income) expense	(111)	5,040

Income (loss) before income taxes	3,632	(1,960)
Income tax provision	1,258	967

Net income (loss)	$2,374	$(2,927)

Weighted-average common shares outstanding:
Basic	10,542,460	9,100,111
Diluted	11,054,594	9,100,111
Earnings (loss) per share – basic
Common shares	$0.23	$(0.32)

Earnings (loss) per share – diluted
Common shares	$0.19	$(0.32)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flows from operating activities
Net income (loss)	$2,374	$(2,927)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	488	364
Non-cash interest expense	14	18
Share-based compensation expense	321	207
Decrease in accounts receivable allowances	(8)	(16)
Increase in inventory reserves	183	368
(Decrease) increase in valuation of private placement warrant liability	(233)	4,846
Loss on investment in joint venture	33	—
(Increase) decrease in operating assets:
Accounts receivable	(6,170)	809
Inventories	(12,945)	(1,946)
Prepaid expenses and other assets	580	485
Increase (decrease) in operating liabilities:
Accounts payable	7,220	(4,852)
Accrued compensation and benefits and other accrued liabilities	(2,530)	(665)
Income taxes payable	418	914
Other noncurrent liabilities	(367)	14

Net cash used in operating activities	(10,622)	(2,381)

Cash flows from investing activities
Purchases of property, plant, equipment and other assets	(784)	(667)

Net cash used in investing activities	(784)	(667)

Cash flows from financing activities
Advances from revolving line of credit – noncurrent obligation	14,126	27,503
Repayments of revolving line of credit – noncurrent obligation	(5,900)	(26,500)
Proceeds from exercise of private placement warrants	523	1,797

Net cash provided by financing activities	8,749	2,800

Decrease in cash	(2,657)	(248)
Cash at beginning of period	6,306	543

Cash at end of period	$3,649	$295

Supplemental disclosures of cash flow information
Cash paid for interest	$86	$201
Cash paid for income taxes	—	55
Supplemental disclosure of non-cash transactions
Unpaid property, plant, equipment and other assets	$854	$371
Fair value of private placement warrants exercised	2,226	1,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except per share amounts)

1. Description of the company and business operations

Description of the company

Power Solutions International, Inc., a Delaware corporation, (“Company”), is the successor in a migratory merger (“Migratory Merger”) effective August 26, 2011, to Power Solutions International, Inc., a Nevada corporation (“Power Solutions International” and “PSI” refer to Power Solutions International, Inc., a Nevada corporation, prior to the consummation of the Migratory Merger, and Power Solutions International, Inc., a Delaware corporation, following the consummation of the Migratory Merger.

Power Solutions International, Inc., a Nevada corporation, was formerly known as Format, Inc. (“Format”), and prior to the consummation of a reverse recapitalization, was engaged, to a limited extent, in EDGARizing corporate documents for filing with the Securities and Exchange Commission (“SEC”) and in providing limited commercial printing services. On April 29, 2011, Format consummated a reverse acquisition transaction with The W Group, Inc. and its subsidiaries (“The W Group”) (“Reverse Recapitalization”), and in connection with this transaction, Format changed its corporate name to Power Solutions International, Inc. The W Group was considered the accounting acquirer and remained as the surviving corporation of the reverse acquisition, becoming a wholly-owned subsidiary of Power Solutions International, Inc.

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

The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow the Company to provide to its customers power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers, and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company purchases engines from third party suppliers and produces an internally-designed engine, all of which engines are then integrated into the Company’s power systems. Additionally, the Company is designing and developing other engines in-house. Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which the Company coordinates significant design efforts with third party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third party suppliers. Some of the key components (including purchased engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide its customers with a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel and non-certified power systems and aftermarket components.

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

These unaudited condensed consolidated financial statements should be read in conjunction with, and have been prepared in conformity with the accounting principles reflected in, the consolidated financial statements and related notes included in PSI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. As these financial statements have been prepared pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in the financial statements and related notes prepared in accordance with GAAP have been condensed or omitted.

Principles of consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Power Solutions International, Inc. and its direct and indirect wholly owned subsidiaries (a complete list of our subsidiaries is included as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2013). All significant intercompany balances and transactions have been eliminated in consolidation.

Significant accounting policies

The Company’s significant accounting policies as of December 31, 2013 are described in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2014. There have been no material changes with respect to the Company’s significant accounting policies subsequent to December 31, 2013.

3. Recently issued accounting pronouncements

The Company evaluates the pronouncements of authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), to determine the impact of new pronouncements on GAAP and the Company. There were no new accounting pronouncements that have been issued or adopted during the three months ended March 31, 2014, that are expected to have a significant effect on the Company’s unaudited condensed consolidated financial statements.

4. Earnings per share

The Company computes earnings (loss) per share by applying the guidance stated in ASC 260, Earnings per Share, to determine the net income (loss) available per share of its common stock. The treasury stock method has been used to compute earnings (loss) per share. The Company has issued warrants (“Private Placement Warrants”) that represent the right to purchase shares of the Company’s common stock, stock appreciation rights (“SAR”) and restricted stock, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. Refer to Note 11, “Stockholders’ equity” for a further description of the Private Placement Warrants and Note 10, “2012 Incentive compensation plan” for a further description of the SAR and restricted stock.

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the proceeds of warrant exercises, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. As of March 31, 2014, the Company’s Private Placement Warrants, SAR and restricted stock were evaluated for their potentially dilutive effect under the treasury stock method. See the table below for detail as to the dilutive effect of using the treasury stock method.

As of March 31, 2013, the Company’s Private Placement Warrants and SAR were evaluated for their potentially dilutive effect. Due to the loss reported in the unaudited condensed consolidated statements of operations, any potentially issuable shares of Company common stock associated with the Private Placement Warrants and the SAR granted were not included in the dilutive EPS calculation for the three months ended March 31, 2013. These potential shares were excluded from the diluted EPS calculation because they would have an anti-dilutive effect under the treasury stock method.

The computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2014 and 2013, respectively, were as follows:

	Three months ended March 31,
	2014	2013
Numerator:
Net income (loss)	$2,374	$(2,927)
Change in the value of private placement warrants	(233)	—

	$2,141	$(2,927)

Denominator:
Weighted average common shares outstanding-basic	10,542,460	9,100,111
Incremental shares from assumed exercise of Private Placement Warrants, SAR and restricted stock	512,134	—

Weighted average common shares outstanding-diluted	11,054,594	9,100,111

Earnings (loss) per share of common stock – basic and diluted
Earnings (loss) per share of common stock – basic	$0.23	$(0.32)

Earnings (loss) per share of common stock – diluted	$0.19	$(0.32)

5. Inventories, net

Inventories consist primarily of engines and parts. Engines are valued at the lower of cost, plus estimated freight-in, as determined by specific serial number identification, or market value. Parts are valued at the lower of cost (first-in, first-out) or market value. When necessary, the Company writes down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory reserve is recorded based upon the Company’s estimation of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration, including (i) customer purchase orders and customer forecasted demand; (ii) historical sales/usage for each inventory item; and (iii) utilization within a current or anticipated future power system. The Company’s inventory reserve was $1,662,000 and $1,335,000, as of March 31, 2014 and December 31, 2013, respectively.

Inventory consisted of the following as of:

	March 31, 2014	December 31, 2013
Raw material	$65,216	$53,538
Finished goods	3,532	2,448

Total	$68,748	$55,986

6. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	March 31, 2014	December 31, 2013
Land	$260	$260
Buildings and improvements	4,016	4,125
Office furniture and equipment	2,907	2,723
Tooling and equipment	9,285	7,595
Transportation equipment	203	203
Construction in progress	4,510	4,844

Property, plant and equipment, at cost	21,181	19,750
Accumulated depreciation	(6,917)	(6,646)

Property, plant and equipment, net	$14,264	$13,104

7. Fair value of financial instruments

As of March 31, 2014, and December 31, 2013, the Company measured its financial assets and liabilities under the amended ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of March 31, 2014, and December 31, 2013, the Company’s Private Placement Warrants were measured at fair value under ASC Topic 820. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

As of March 31, 2014, and December 31, 2013, the Company estimated the fair value of its Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the following as of:

	March 31, 2014	December 31, 2013
Market value of the Company’s common stock	$75.17	$75.10
Exercise price	$13.00	$13.00
Risk-free interest rate	0.48%	0.51%
Estimated price volatility	42.50%	42.50%
Contractual term	2.08 years	2.33 years
Dividend yield	—	—

The market value of the Company’s common stock was based on its closing price on March 31, 2014, and December 31, 2013, the date of each valuation. The volatility factors noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. If all other assumptions were held constant, the recorded liability of the Private Placement Warrants would increase or decrease by approximately $2.0 million due to a 10% change in the value of these warrants based on the Black-Scholes option pricing model.

The following table summarizes fair value measurement by level as of March 31, 2014, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$22,066

The following table summarizes fair value measurements by level as of December 31, 2013, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$24,525

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument in the three months ended March 31, 2014:

Balance at December 31, 2013	$24,525
Fair value of private placement warrants exercised	(2,226)
Change in the value of private placement warrants	(233)

Balance at March 31, 2014	$22,066

For the three months ended March 31, 2014, the Company recognized income of $233,000, due to a decrease in the estimated fair value of the Company’s Private Placement Warrants. For the three months ended March 31, 2013, the Company recognized expense of $4,846,000 due to an increase in the estimated fair value of the Company’s Private Placement Warrants. This (income) expense was recorded as “Private placement warrant (income) expense” in the Company’s unaudited condensed consolidated statements of operations for the respective periods.

Financial assets and liabilities not measured at fair value

As of March 31, 2014, and December 31, 2013, the Company’s revolving line of credit, including accrued interest, recorded on the unaudited condensed consolidated balance sheets was carried at cost. The carrying value of the revolving line of credit approximates fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile has not changed significantly since the origination of these financial liabilities. Under ASC Topic 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable.

8. Revolving line of credit

On June 28, 2013, the Company entered into a credit agreement with Wells Fargo Bank, National Association, (the “Wells Credit Agreement”) which replaced its prior credit agreement with BMO Harris Bank N.A. (“BMO Bank”) (the “Amended Harris Agreement II”) as described below. The Wells Credit Agreement enabled the Company to borrow under a revolving line of credit secured by substantially all of the Company’s tangible and intangible assets (other than real property). The Wells Credit Agreement (a) provided an initial maximum $75.0 million revolving line of credit to the Company, which, at the Company’s request and subject to the terms of the Wells Credit Agreement, could have been increased up to $100.0 million during the term of the Wells Credit Agreement; (b) bore interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (c) had an unused line fee of 0.25% and (d) required the Company to report its fixed charge coverage ratio, when its Availability (as defined in the Wells Credit Agreement) was less than the Threshold Amount (as defined in the Wells Credit Agreement) and to continue to report its fixed charge coverage ratio until the date that Availability for a period of 60 consecutive days, is greater than or equal to the Threshold Amount. The Company was required to meet a minimum monthly fixed charge coverage ratio of not less than 1.0 to 1.0, the testing of which commenced on the last day of the month prior to the date the Company’s Availability (as defined in the Wells Credit Agreement) was less than the Threshold Amount. The Threshold Amount was defined in the Wells Credit Agreement as the greater of (i) $9,375,000 or (ii) 12.5% of the maximum revolver amount of $75.0 million or as it may be increased during the term of the Wells Credit Agreement up to $100.0 million.

On April 1, 2014, the Wells Credit Agreement was amended (the “Amended Wells Credit Agreement”) to increase the Company’s revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires the Company to report its fixed charge coverage ratio and leverage ratio as described below and; (d) includes a $5.0 million term loan arrangement with Wells Fargo. The principal amount of the $5.0 million term loan is payable in 36 equal installments with the first payment due on June 1, 2014. The term loan may be paid in whole or in part at any time after June 30, 2014 upon at least 10 business days prior notice. Effective April 1, 2014 and during the period in which the term loan is outstanding, the Company will be subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. The Company will be required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and the Company’s debt leverage ratio may not exceed 4.0 to 1.0 during the period in which the term loan is outstanding.

Other than the above mentioned amendments, the terms and conditions of the Amended Wells Credit Agreement are substantially similar to the Wells Credit Agreement. Under the Amended Wells Credit Agreement, the amount that the Company may borrow is limited to the lesser (i) of the maximum available amount and (ii) borrowing base. The borrowing base is calculated as a percentage of the Company’s eligible accounts receivable and eligible inventory plus a defined amount based upon certain of the Company’s fixed assets (all as defined in the Wells Credit Agreement). The Amended Wells Credit Agreement also contains customary covenants and restrictions applicable to the Company, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. The revolving line of credit is secured by substantially all of the Company’s tangible and intangible assets (other than real property). The Amended Wells Credit Agreement is scheduled to mature on June 28, 2018.

The Amended Harris Agreement II was a loan and security agreement entered into with BMO Bank on April 29, 2011 and subsequently amended on March 20, 2012 and again on November 8, 2012. The Amended Harris Agreement II was a $50.0 million credit facility with a maturity date of March 20, 2017. Under the terms of the Amended Harris Agreement II: (a) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused revolving line fee was 0.25%; and (c) the Company was only required to report its compliance with the fixed charge coverage ratio for any month when the Company’s Excess Availability, (as defined in the Amended Harris Agreement II), was less than the Liquidity Threshold. The Liquidity Threshold was defined in the Amended Harris Agreement II as the greater of (i) $7.5 million or (ii) 12.5% of the total credit facility of $50.0 million, as may have been reduced from time to time pursuant to the terms of the Amended Harris Agreement II.

As of March 31, 2014, $26.0 million of the Company’ outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin, which equaled 1.65%. The remaining outstanding balance of $159,000 as of March 31, 2014, had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $48.8 million at March 31, 2014.

On April 1, 2014, immediately following the acquisition of Professional Power Products, Inc. the Company’s outstanding borrowings on the revolving line of credit were approximately $66.6 million and the remaining unused and available revolving line of credit balance was approximately $19.3 million.

As of December 31, 2013, $9.0 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin, which equaled 1.67%. The remaining outstanding balance of $8.9 million as of December 31, 2013, bore interest at the prime rate, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $47.9 million at December 31, 2013.

9. Income taxes

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

The computation of the estimated annual ETR for each interim period requires certain estimates and significant judgments, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state jurisdictions, estimates of permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes. For the 2014 fiscal year, the Company’s estimated annual ETR is 37.0%, which excludes the impact of changes in the valuation of the Private Placement Warrants, as such amounts are excluded from the calculation of taxable income. Given the subjectivity and volatility of the valuation of the Private Placement Warrants, it is not possible to project the impact of the change in the Private Placement Warrants in the computation of the Company’s estimated annual ETR. As a result, the Company’s reported ETR will differ from the estimated annual ETR due to the changes in the valuation of the Private Placement Warrants in the periods in which such changes occur. Accordingly, the Company’s reported income tax rate was 34.6% for the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company reported a pre-tax loss. The pre-tax loss was attributable to the expense recognized from a change in the valuation of the Private Placement Warrants during the period, which amount, as noted above, is permanently excluded from the computation of taxable income. As such, the Company’s reported income tax rate was not meaningful in the three months ended March 31, 2013 for this reason.

Excluding the impact of the changes in the valuation of the Private Placement Warrants on results of operations, the Company’s reported effective income tax rates would have been 37.0% and 33.5% in the three months ended March 31, 2014 and 2013, respectively.

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

Under the 2012 Plan, 830,925 shares of the Company’s common stock were initially made available for awards pursuant to the 2012 Plan. On July 31, 2013, the Board of Directors of the Company, upon recommendation of the Compensation Committee, adopted an amendment to the 2012 Plan to increase the number of shares of common stock available for issuance under the 2012 Plan by 700,000 shares. This amendment was approved by a majority of the Company’s stockholders at the Company’s annual meeting of stockholders held on August 28, 2013. Of the Company’s 1,530,925 shares reserved for awards under the 2012 Plan, 543,872 shares were originally underlying a SAR award granted to the Company’s Chief Operating Officer on June 6, 2012 and 162,993 shares of restricted stock have been granted to date to eligible employees (as further described below). As of March 31, 2014, the Company had 824,060 shares of common stock available for future issuance under the 2012 Plan.

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

The SAR granted to the Grantee vests and becomes exercisable ratably on each of the first three anniversaries of the SAR Grant Date (“graded vesting”). In addition, the SAR did not become exercisable until the date that was the last of any seven Valuation Dates (as defined in the SAR Award Agreement) within any period of ten or fewer consecutive Valuation Dates that commenced after the SAR Grant Date and prior to the expiration date on each of which the market value per share of Company common stock was at least $22.07. This market condition was met during the year ended December 31, 2013.

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

The SAR is accounted for as equity, in accordance with ASC 718, Compensation — Stock Compensation, states that options or similar instruments on shares shall be classified as liabilities if either the underlying shares are classified as liabilities or the entity can be required under any circumstance to settle the option or similar instrument by transferring cash or other assets. The Company’s underlying shares are classified as equity, and under the terms of the SAR Award Agreement, the Company must settle the exercised portion of the SAR in shares of the Company’s common stock. As such, the Company has accounted for the SAR as equity.

As of the SAR Grant Date, the fair value of the SAR was estimated using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the fair value of the Company’s common stock, exercise price, risk-free interest rate, estimated price volatility, term and dividend yield. Due to the limited trading activity in the Company’s common stock at the date of issuance of the SAR, the fair value of the Company’s common stock (i.e. equity) was established through multiple valuation techniques, including (a) the income approach in the form of the discounted cash flow method and (b) the market approach in the form of (i) the guideline public company method and (ii) the merger and acquisition method. After the fair value of the equity was determined it was then allocated to the SAR using the Option Pricing Method. In addition to that described above, other assumptions used in the Black-Scholes method included the following as of the SAR Grant Date: an expected term of 6.0 years, a risk-free interest rate of 0.92%, an anticipated volatility factor of 55.0% and a zero dividend yield. The resulting valuation as of the SAR Grant Date, was discounted by 15%, reflecting an assessment of the then trading activity of the Company’s common stock (and by extension the SAR). The suggested value from the Black-Scholes method reflected a fully marketable security that was not burdened by limited marketability; however, at that time, the Company’s common stock (and by extension the SAR) did not have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the SAR. This approach was consistent with that utilized to value the Company’s Private Placement Warrants at that time. The resulting fair value of the SAR granted was $3.31 per underlying share.

ASC 718, Compensation — Stock Compensation, was utilized in order to estimate the fair value of the SAR. The term “fair value” has been defined in Note 7, “Fair value of financial instruments.” ASC 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award as of the grant date. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10-55-72 provides that, if vesting (or exercisability) of an award is based on satisfying both a market condition and a performance or service condition and it is probable that the performance or service condition will be satisfied, the initial estimate of the service period is the longest of the explicit, implicit or derived service period. The Company has computed compensation expense by applying the guidance stated in ASC 718, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method). Since, as noted above, the SAR granted by the Company includes both a market and service condition, the Company used the longest of the periods to define its requisite service period in each separately vesting portion or tranche. To determine the derived service period associated with the SAR’s market condition, the Company performed a Monte Carlo analysis in order to estimate the likely timeframe until the Company’s public equivalent value would exceed its aggregate exercise price over a period of seven days within a period of 10 or fewer trading days (i.e. the value at which the per share value of the Company’s equity exceeds $22.07). Based on the results of this analysis, the derived service period associated with the SAR’s market condition was determined to be 1.78 years. Thus, compensation expense for the first tranche was computed on a straight-line basis over the derived service period of 1.78 years. The second and third tranches were computed on a straight-line basis over the explicit service period. During the year ended December 31, 2013, the Grantee exercised the then vested portion of his SAR.

In the three months ended March 31, 2014 and 2013, the Company recognized $123,000 and $207,000, respectively, of expense for the SAR granted. As of March 31, 2014, there was $292,000 of total unrecognized compensation expense related to the SAR granted under the Plan. The total SAR expense is expected to be approximately $1,800,000. The Company expects the remaining SAR expense to continue to be recognized over the next fifteen months.

Restricted stock awards

The Compensation Committee of the Board of Directors has approved, and the Company granted, shares of Company restricted stock (“Restricted Stock”) to various employees pursuant to the 2012 Plan and subject in each case to a Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). There were no new restricted shares granted in the three month period ended March 31, 2014. Restricted stock activity consisted of the following for the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
December 31, 2013	162,993	$39.29
Granted	—	—
Forfeited	—	—
Vested	—	—

March 31, 2014	162,993	$39.29

These shares of Restricted Stock vest in various increments and periods over a maximum of ten years from the date the stock was granted as defined under the applicable Restricted Stock Award Agreement. In the three months ended March 31, 2014, the Company recognized approximately $198,000 of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. As of March 31, 2014, there was approximately $5,845,000 of total unrecognized compensation expense related to the Restricted Stock granted under the 2012 Plan. The total Restricted Stock expense as of March 31, 2014 is expected to be approximately $6,404,000, and the weighted-average period over which total unrecognized compensation cost is expected to be recognized is approximately 8 years.

11. Stockholders’ equity

The Company’s equity securities and the Private Placement Warrants are described below.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2014, issued shares and outstanding shares of the Company’s common stock were 11,393,064 and 10,562,139. At December 31, 2013, issued shares and outstanding shares of the Company’s common stock were 11,352,812 and 10,521,887, respectively. Each holder of a share of the Company’s common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of Company preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights.

Underwritten public offering

On July 16, 2013, the Company closed an underwritten public offering of 2,005,000 shares of its common stock at a price to the public of $35.00 per share. The Company sold 1,050,000 shares of its common stock, and certain selling stockholders sold 955,000 shares of Company common stock in the offering. The proceeds to the Company, net of the underwriter’s fees and expenses, were $34,530,000 before deducting offering expenses of approximately $514,000 paid by the Company. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.

SAR exercise for shares of Company common stock

On August 15, 2013, the Grantee exercised the SAR with respect to 181,291 shares of common stock, which was the then vested portion of the SAR. Upon such exercise, the Company initially issued 96,504 shares of the Company’s common stock.

Series A Convertible preferred stock

The Company has authorized 114,000 shares of Series A Convertible preferred stock with a par value of $0.001 per share. As of March 31, 2014, and December 31, 2013, no shares of Series A Convertible preferred stock of the Company were issued or outstanding.

Private placement warrants

In connection with a private placement (“Private Placement”) on April 29, 2011, investors in the Private Placement received Company preferred stock (which subsequently converted to shares of Company common stock) and Private Placement Warrants. The Private Placement Warrants represented the right to purchase a total of 750,002 shares of the Company’s common stock at an exercise price of $13.00 per share, subject to further adjustment for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock. The Private Placement Warrants are also subject to full ratchet anti-dilution protection whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock at a price below the then-current exercise price of the Private Placement Warrants, subject to specified exceptions, the exercise price of the Private Placement Warrants will be reduced to the effective price of the Company’s common stock so issued (or deemed to be issued). The Private Placement Warrants will expire on April 29, 2016.

At any time beginning six months after the closing of the Private Placement at which the Company is required to register the shares issuable upon exercise of the Private Placement Warrants pursuant to the registration rights agreement entered into in connection with the Private Placement, but such shares may not be freely sold to the public, the Private Placement Warrants may be “cashlessly” exercised by their holders. In such circumstances, the warrant holders may “cashlessly” exercise the Private Placement Warrants by causing the Company to withhold a number of shares of its common stock otherwise issuable upon such exercise having a value, based upon the market price of the Company’s common stock (such market price as defined in the purchase agreement for the Private Placement), equal to the aggregate exercise price associated with such exercise. In other words, in such circumstances, the exercise of the Private Placement Warrants will occur without any cash being paid by the holders of the Private Placement Warrants. Because the shares issuable upon exercise of the Private Placement Warrants are currently available for resale pursuant to effective registration statements filed by the Company with the SEC, the Private Placement Warrants may not be “cashlessly” exercised at this time. The Private Placement Warrants further include a requirement that, the Company will keep reserved out of the authorized and unissued shares of its common stock sufficient shares to provide for the exercise of the Private Placement Warrants.

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

See Note 7, “Fair value of financial instruments,” for detail describing the valuation approach for the Private Placement Warrants as of March 31, 2014 and 2013.

During each of the three months ended March 31, 2014 and the three months ended March 31, 2013, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 40,252 shares and 138,334 shares of the Company’s common stock, respectively.

As of March 31, 2014 and December 31, 2013, 356,590 shares and 396,842 shares of Company common stock, respectively, remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement.

Registration rights agreement

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Private Placement Registration Rights Agreement”) with the investors in the Private Placement and Roth Capital Partners, LLC, pursuant to which it agreed to file a registration statement on Form S-1, with the SEC, covering the resale of “Registrable Securities” (as defined below) (which includes the shares of the Company’s common stock that were issuable upon conversion of shares of the Company’s preferred stock originally issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants and shares of the Company’s common stock that were issuable upon exercise of a warrant issued to Roth Capital Partners, LLC). The Company further agreed, within 30 days after it becomes eligible to use a registration statement on Form S-3 to register the Registrable Securities for resale, to file a registration statement on Form S-3 covering the Registrable Securities. On June 27, 2013, within 30 days after the Company became eligible to use a registration statement on Form S-3, in accordance with the Private Placement Registration Rights Agreement, it filed a registration statement on Form S-3 (as a post-effective amendment to the registration statement on Form S-1) covering the Registrable Securities, which was declared effective on June 27, 2013.

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

Pursuant to the Private Placement Registration Rights Agreement, the holders of Registrable Securities are also entitled to certain piggyback registration rights if the Registrable Securities are not covered by one or more effective registration statements. As of December 31, 2013, and as of the time of the closing of the public offering on July 16, 2013, all of the Registrable Securities were covered by an effective registration statement. “Registrable Securities,” as contemplated by the Private Placement Registration Rights Agreement, means certain shares of the Company’s common stock, including those shares that were issuable upon conversion of shares of Company preferred stock issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants and the shares of the Company’s common stock that were issued upon exercise of the Roth Warrant; provided, that, any such share shall cease to be a Registrable Security upon (A) sale pursuant to the registration statement or Rule 144 under the Securities Act, (B) such share becoming eligible for sale without restriction by the selling securityholder holding such security pursuant to Rule 144 under the Securities Act or (C) such share otherwise becoming eligible for sale without restriction pursuant to Section 4(1) of the Securities Act, provided that, any restrictive legend on any certificate or other instrument representing such shares has been removed or there has been delivered to the transfer agent for such shares irrevocable documentation (including any necessary legal opinion) to the effect that, upon submission by the applicable selling securityholder of the certificate or instrument representing such security, any such restrictive legend shall be removed. See Note 12, “Commitments and contingencies,” below.

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

Shelf registration

The Company filed a universal $150 million shelf registration statement, which was declared effective on February 14, 2014, pursuant to which the Company may offer, issue and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, stock purchase contracts and units.

12. Commitments and contingencies

The Private Placement Registration Rights Agreement provides, among other things, that if, after a registration statement registering the shares issuable on exercise of the Private Placement Warrants has been declared effective by the SEC, sales cannot be made pursuant to such registration statement for any reason, but excluding any period for which the use of any prospectus included in a registration statement has been suspended if and so long as certain conditions exist (which period may not be for more than 20 consecutive days or for a total of more than 45 days in any 12-month period), then the Company would be required to pay each investor 1.5% of the aggregate amount invested by such investor for each 30-day period (or pro rata for any portion thereof) following the date by which such registration statement was unavailable.

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

On December 7, 2012, the Company signed an agreement to enter into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian markets. As of March 31, 2014, the production facility was complete and manufacturing has been scheduled to commence during 2014. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture of which $500,000 had been contributed during 2013.

13. Related party purchase and sale transaction

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

On April 28, 2011, Gary Winemaster, Chief Executive Officer, and Mr. Somodi entered into a purchase and sale agreement which was subsequently amended on October 31, 2011, as described below, whereby Mr. Winemaster agreed to purchase all of Mr. Somodi’s shares of preferred and common stock in The W Group, which shares converted into an aggregate of 830,925 shares of Company common stock upon the consummation of the Reverse Recapitalization, as adjusted for the Reverse Split as described in Note 1, “Description of the company and business operations”.

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

14. Acquisition of Professional Power Products, Inc.

On April 1, 2014, the Company acquired Professional Power Products, Inc. (“PPPI”), a leading designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural gas power generation market. The Company acquired all of the outstanding capital stock of PPPI for an initial cash purchase price of $46 million, plus contingent consideration between $5.0 million and $15.0 million, based upon PPPI’s 2014 operating results. The contingent consideration will be payable in shares of the Company’s common stock, based on a per common share value of $76.02 as determined by the terms of the purchase agreement. The purchase accounting for the acquisition has not been resolved, and therefore, pro-forma information has not been presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2013, and the related management’s discussion and analysis of financial condition and results of operations, contained in our annual report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014 (our “2013 Annual Report”). References to “we,” “us,” “our” and “our company” refer to Power Solutions International, Inc. and its subsidiaries.

The discussion and analysis below includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. In evaluating such statements, you should carefully consider the various factors identified in this report and our 2013 Annual Report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those factors set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 in this Quarterly Report on Form 10-Q.

Overview

Organization

We design, manufacture, distribute and support power systems for industrial OEMs across a broad range of industries including stationary electricity power generation, oil and gas, material handling, aerial work platforms, industrial sweepers, arbor, welding, airport ground support, turf, agricultural, construction and irrigation. Our engineering personnel design and test power system solutions and components supporting those solutions. Our major engine suppliers include Doosan, General Motors and Perkins/Caterpillar, and we source components from a variety of domestic and global suppliers. We operate as one business and geographic segment. Accordingly, the following discussion is based upon this presentation.

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

Other (income) expense

Other (income) expense includes interest expense on our revolving line of credit and other obligations upon which we pay interest, changes in the valuation of the warrants issued in the private placement that closed on April 29, 2011, and other pre-tax transactions which require classification in non-operating results. The change in the valuation of our private placement warrants is subject to change based upon fluctuations in the market price of our common stock which can vary significantly from period to period. Other (income) expense may also include other non-operating expenses from time to time, such as a loss on debt extinguishment and other matters which are not otherwise considered operating income or expense.

Recent Developments

On April 1, 2014, we acquired Professional Power Products, Inc., a leading designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural gas power generation market. We acquired all of the outstanding capital stock of Professional Power Products, Inc. for an initial cash purchase price of $46 million, plus contingent consideration between $5.0 million and $15.0 million, based upon Professional Power Products, Inc. 2014 full year operating results. The contingent consideration will be payable in shares of our common stock, based on a per common share value of $76.02 as determined by the terms of the purchase agreement.

To facilitate this transaction, we entered into an amended credit agreement with Wells Fargo Bank, N.A. to increase our revolving line of credit from $75.0 million to $90.0 million and add a secured $5.0 million term note, among other things. See note 8, “Revolving line of credit,” to the unaudited condensed consolidated financial statements and below under, “Credit agreements,” for further detail related to the financing associated with the acquisition.

Factors affecting comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Private placement warrants

Our quarter-to-quarter and quarter-over-quarter results can be impacted by our private placement warrant liability. The change in estimated fair value of the liability associated with the private placement warrants is primarily attributable to fluctuations in the trading value of our common stock during a period.

Stock-based and other executive compensation

On June 6, 2012, we granted a stock appreciation rights award to our Chief Operating Officer. As a result, we have incurred non-cash, stock-based compensation expense for both the three months ended March 31, 2014 and 2013. However, the recognition of the expense for the stock appreciation rights was accelerated in 2013 as a result of achieving certain market conditions earlier than originally contemplated in the initial assumptions used to determine the expense and related recognition period for those stock appreciation rights. As a result, a portion of the expense that was originally expected to be recognized in the three months ended March 31, 2014 was recognized during 2013. SAR expense was $123,000 and $207,000 in the three months ended March 31, 2014 and 2013, respectively.

In addition, late in the second quarter of 2013 and at times during the remainder of 2013, we granted restricted stock awards under our 2012 Incentive Compensation Plan to certain employees of the Company. As a result, we have incurred additional non-cash, stock-based compensation expense of $198,000 in the three months ended March 31, 2014, that was not present in the three months ended March 31, 2013.

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

Events affecting sales and profitability comparisons

        Our quarter-to-quarter and quarter-over-quarter operating results (including our sales, gross profit and net income (loss)) and cash flows can be impacted by a variety of internal and external events associated with our business operations. Examples of such events include (1) changes in regulatory emission requirements (which generally occur on January 1 of the year in which they become effective), (2) customer product phase-in/phase-out programs, (3) supplier product (e.g., a specific engine model) phase-in/phase-out programs, (4) changes in pricing by suppliers to us of engines, components and other parts (typically effective January 1 of any year), and (5) changes in our pricing to our customers (typically effective January 1 of any year), which may be related to changes in the pricing by suppliers to us. In order to mitigate potential availability or pricing issues, customers may adjust their demand requirements from traditional patterns. We may also extend special programs to customers in advance of such events, and we are more likely to offer such programs in our fourth quarter of a year in anticipation of events expected to occur in the first quarter of the next year. The occurrence of any of the events discussed above may result in fluctuations in our operating results (including sales and profitability) and cash flows between and among reporting periods.

Results of operations

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Net sales

Our net sales increased $14,159,000 (26.9%) to $66,735,000 for the three months ended March 31, 2014, compared to $52,576,000 in the three months ended March 31, 2013, of which an increase in sales unit volume (as opposed to price increases) accounted for approximately $13.5 million of the quarter over quarter increase. Our power systems and related sales increased approximately $12.7 million and parts sales accounted for the remaining increase. The sales increase was primarily due to the volume growth in spark-ignited and heavy-duty power systems.

Gross profit

Our gross profit increased $2,761,000 (30.1%) to $11,930,000 for the three months ended March 31, 2014, from $9,169,000 in the three months ended March 31, 2013. Our gross profit increased primarily due to the previously discussed increase in sales. Gross margin increased to 17.9% for the three months ended March 31, 2014, compared to 17.4% for the same period in 2013, due to product mix, including an increase of sales of heavy duty engines in the three months ended March 31, 2014 as compared to the same period in 2013 and the spreading of our production costs over higher volume throughput in 2014 as compared to the same period in 2013.

Research & development and engineering

Research & development and engineering expense increased $1,827,000 (103.2%) to $3,598,000 in the three months ended March 31, 2014, as compared to $1,771,000 in 2013. We incurred expenses connected with our professional engineers, materials used in the development of new products and applications, and amounts paid to third parties for contract services associated with our research and development activities. Compensation and benefits increased $1,104,000 in the three months ended March 31, 2014 as compared to the same period in 2013 as we added staff to support product development activities, in particular, development activities associated with pursuing on-road applications for our products. Materials and testing for new product development and applications increased $429,000 in the three months ended March 31, 2014 as compared to the same period in 2013. The net increase in other research & development and engineering expenses was $294,000 in the three months ended March 31, 2014, as compared to the same period in 2013, none of which was individually significant. As a percentage of net sales, research & development and engineering expenses increased to 5.4% for the three months ended March 31, 2014, compared to 3.4% for the same period in 2013.

Selling and service expense

Selling and service expenses decreased $53,000 (2.8%) to $1,827,000 in the three months ended March 31, 2014, from $1,880,000 in the three months ended March 31, 2013. As a percentage of net sales, selling and service expenses decreased to 2.7% in 2014 compared to 3.6% for the same period in 2013, principally attributable to the higher sales volume in the three months ended March 31, 2014 as compared to the same period in 2013.

General and administrative expense

General and administrative expenses increased $546,000 (22.4%) to $2,984,000 in the three months ended March 31, 2014, from $2,438,000 in 2013. The increase was principally attributable to approximately $811,000 in expenses incurred in connection with consulting, due diligence and other expenses incurred in connection with the acquisition of Professional Power Products, Inc., which was acquired on April 1, 2014. Offsetting these expenses were net other decreases of $265,000, none of which was individually significant. As a percentage of net sales, general and administrative expenses decreased slightly to 4.5% in the three months ended March 31, 2014, from 4.6% for the same period in 2013.

Other (income) expense

        Interest expense decreased $95,000 (49.0%) to $99,000 in the three months ended March 31, 2014, as compared to $194,000 in 2013. The decrease in interest expense was primarily attributable to a decrease in borrowings on our revolving line of credit and a decrease in our weighted average borrowing rate. Our average borrowings on our revolving line of credit outstanding decreased $10.8 million or approximately 35% during the three months ended March 31, 2014, as compared to the same period in 2013. Our weighted average borrowing rate on our bank debt decreased slightly to 1.79% in the three months ended March 31, 2014 from 2.17% for the same period in 2013. We financed our April 1, 2014 acquisition of Professional Power Products, Inc. with our revolving line of credit. As a result of the additional borrowings, we anticipate our interest expense to be higher during 2014. See Note 8, “Revolving line of credit,” to the unaudited condensed consolidated financial statements and below under, “Credit agreements,” for further detail related to the financing associated with the acquisition.

Private placement warrant income was $233,000 in the three months ended March 31, 2014, as compared to expense of $4,846,000 in the three months ended March 31, 2013. Private placement warrant income and expense results from the product of the change in the fair value of the private placement warrants, which is determined either at the date that the private placement warrants are exercised or the end of the reporting period, as applicable and the number of shares of our common stock underlying the outstanding private placement warrants. In the three months ended March 31, 2014, the private placement warrant income was principally derived from a decrease in the trading price of our common stock at the time of their exercise during the period, partially offset by a slight increase in the trading price of our common stock as of March 31, 2014 as compared to their fair value as of December 31, 2013. The change in estimated fair value of the private placement warrants in the three months ended March 31, 2013 was primarily attributable to an increase in the trading price of our common stock from the prior measurement date of December 31, 2012.

Income tax expense

Our income tax expense increased $291,000 to $1,258,000 in the three months ended March 31, 2014, as compared to $967,000 for the same period in 2013. We have estimated an interim effective income tax rate of 37.0% for 2014, excluding the impact of any change in the valuation of the private placement warrants.

The change in the valuation of our private placement warrants is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs. Our reported income tax rate was 34.6% for the three months ended March 31, 2014. For the three months ended March 31, 2013, we reported a pre-tax loss. The pre-tax loss was attributable to the expense recognized from a change in the valuation of the Private Placement Warrants during the period, which amount, as noted above, is permanently excluded from the computation of taxable income. Accordingly, our reported income tax rate was not meaningful in the three months ended March 31, 2013 for this reason.

Excluding the impact of the changes in the valuation of the private placement warrants on results of operations, our reported effective income tax rates would have been 37.0% and 33.5% in the three months ended March 31, 2014 and 2013, respectively.

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity have been and continue to be cash flows from operations, principally collections of customer accounts receivable, and borrowing capacity under our credit facility. On June 28, 2013, we replaced our existing $50.0 million credit facility with BMO Harris Bank N.A. with a $75.0 million credit facility with Wells Fargo Bank, National Association. On April 1, 2014, the Wells Fargo credit agreement was amended to increase our revolving line of credit from $75.0 million to $90.0 million, and we entered into a $5.0 million term loan arrangement with Wells Fargo. We used borrowings under the expanded revolving line of credit, well as the proceeds from the term debt to initially finance our acquisition of Professional Power Products, Inc., which was completed on April 1, 2014. Our current and prior credit facilities are described further below under “Credit agreements.”

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

As of March 31, 2014, we had working capital of $87,402,000 compared to $77,621,000 as of December 31, 2013. Our working capital increase of $9,781,000 was primarily attributable to (i) a $12,762,000 increase in inventory principally resulting from continued growth in our business and strategic engine block purchases, and (ii) a $6,178,000 increase in our accounts receivable resulting from an increase in sales, specifically higher first quarter sales in 2014 as compared to the fourth quarter of 2013. These working capital increases were partially offset by an $8,074,000 increase in accounts payable resulting from the increase in inventory and to support our continued growth. Cash on hand decreased $2,657,000 from December 31, 2013 to March 31, 2014, and similarly, accrued compensation and benefits as well as other accrued liabilities also decreased $2,530,000 from December 31, 2013 to March 31, 2014 as a result of the payment of these liabilities. None of the other remaining changes in the components of working capital was individually significant.

A limited number of our customers have payment terms which may extend up to 150 days. As of March 31, 2014, and December 31, 2013, our trade receivables included $7.8 million and $8.2 million of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $4.2 million and $3.7 million at March 31, 2014, and December 31, 2013, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit, which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the three months ended March 31, 2014

Operating activities

Net income and changes in operating assets and liabilities are the primary drivers of our cash flows from operations. For the three months ended March 31, 2014, we used $10,622,000 to fund our operations. We had reported net income of $2,374,000, which, after adjustment for non-cash items of $798,000, resulted in net cash generated of $3,172,000 before considering changes in our operating assets and liabilities. Our significant non-cash adjustments in the three months ended March 31, 2014, included (i) $488,000 of depreciation and amortization expense, (ii) $321,000 of share-based compensation expense, and (iii) $183,000 of inventory provisions. These increases were partially offset by income of $233,000 derived from an adjustment to the fair value of our private placement warrants in the three months ended March 31, 2014. The remaining other non-cash adjustments totaled $39,000, none of which was individually significant.

Cash generated of $3,172,000 from operations adjusted for non-cash expenses, was offset by $13,794,000 of cash used by changes in operating assets and liabilities in the three months ended March 31, 2014, principally arising from the higher level of sales activity period over period. Our inventories increased $12,945,000 as we built up our inventory, including strategic engine block purchases, to support current and future period sales. Our accounts receivable increased $6,170,000 as we realized continued sales growth in the three months ended March 31, 2014 as compared to the prior three months ended December 31, 2013. We also used $2,530,000 in cash resulting in a net reduction of our other accrued liabilities, which includes our accrued compensation costs. Offsetting the cash used was a $7,220,000 increase in accounts payable to support our continued growth. The remaining other changes in the components of operating assets and liabilities resulted in net cash generated of $631,000, none of which was individually significant.

Investing activities

Net cash used in investing activities was $784,000 in the three months ended March 31, 2014, which was related primarily to the acquisition of tooling and equipment and related costs used in the production of our products.

Financing activities

We generated approximately $8,749,000 of cash from financing activities for the three months ended March 31, 2014. We generated cash from $8,226,000 in net borrowings under our revolving line of credit in the three months ended March 31, 2014. We also generated $523,000 of cash from the exercise of private placement warrants by our investors.

Cash flows for the three months ended March 31, 2013

Operating activities

For the three months ended March 31, 2013, we used $2,381,000 in cash to fund our operations. We had a net loss of $2,927,000 which was offset by non-cash adjustments totaling $5,787,000, resulting in cash generated of $2,860,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments included an expense of $4,846,000 arising from a change in the valuation of our private placement warrants during the three months ended March 31, 2013. The more significant other non-cash adjustments also included depreciation and amortization expense of $364,000, provision for inventory allowances of $368,000, and $207,000 of share-based compensation expense.

Operating assets and liabilities used $5,241,000 in the three months ended March 31, 2013. We used $4,852,000 of cash to pay trade accounts payable during the three months ended March 31, 2013, and we also increased our inventory by $1,946,000 during this same period, as we built up our inventory to support current and future period sales. Partially offsetting the cash used was cash generated by an $809,000 decrease in our accounts receivable arising from collections in excess of our sales activity for the three months ended March 31, 2013. Our cash from operations also increased $914,000 arising from an increase in our income tax liability which was not yet paid as of March 31, 2013, as the obligation was not due until April 15, 2013. Changes in the other components of operating activities netted to cash used of $166,000, none of which was individually significant.

Investing activities

Net cash used in investing activities of $667,000 for the three months ended March 31, 2013, which was related to the acquisition of property and equipment.

Financing activities

We generated approximately $2,800,000 of cash from financing activities for the three months ended March 31, 2013. We generated $1,797,000 of cash from the exercise of private placement warrants by our investors. We also generated $1,003,000 of cash from net borrowings on our revolving line of credit.

Credit agreements

On June 28, 2013, we entered into a credit agreement with Wells Fargo Bank, National Association, which replaced our prior credit agreement with BMO Harris Bank N.A. The Wells Credit Agreement enabled us to borrow under a revolving line of credit secured by substantially all of our tangible and intangible assets (other than real property). The Wells Credit Agreement (a) provided an initial maximum $75.0 million revolving line of credit to us, which, at our request and subject to the terms of the Wells Credit Agreement, could have been increased up to $100.0 million during the term of the Wells Credit Agreement; (b) bore interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or at our option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (c) had an unused line fee of 0.25% and (d) required us to report our fixed charge coverage ratio, when our Availability (as defined in the Wells Credit Agreement) was less than the Threshold Amount (as defined in the Wells Credit Agreement), and to continue to report our fixed charge coverage ratio until the date that Availability, for a period of 60 consecutive days, is greater than or equal to the Threshold Amount. We were required to meet a minimum monthly fixed charge coverage ratio of not less than 1.0 to 1.0, the testing of which commenced on the last day of the month prior to the date our Availability (as defined in the Wells Credit Agreement) was less than the Threshold Amount. The Threshold Amount was defined in the Wells Credit Agreement as the greater of (i) $9,375,000 or (ii) 12.5% of the maximum revolver amount of $75.0 million or as it may be increased during the term of the Wells Credit Agreement up to $100.0 million.

On April 1, 2014, the Wells Credit Agreement was amended to increase our revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires us to report our fixed charge coverage ratio and leverage ratio as described below and; (d) includes a $5.0 million term loan arrangement with Wells Fargo. The principal amount of the $5.0 million term loan is payable in 36 equal installments with the first payment due on June 1, 2014. The term loan may be paid in whole or in part at any time after June 30, 2014 upon at least 10 business days prior notice. Effective April 1, 2014 and during the period in which the term loan is outstanding, we will be subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. We will be required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and our debt leverage ratio may not exceed 4.0 to 1.0 during the period in which the term loan is outstanding. We used borrowings under the expanded revolving line of credit well as the proceeds from the term loan to initially finance our acquisition of Professional Power Products, Inc. which was consummated on April 1, 2014 as described in Note 14, “Acquisition of Professional Power Products, Inc.,” of the unaudited condensed consolidated financial statements.

Other than the above mentioned amendments, the terms and conditions of the Amended Wells Credit Agreement are substantially similar to the Wells Credit Agreement. Under the Amended Wells Credit Agreement, the amount that we may borrow is limited to the lesser (i) of the maximum available amount and (ii) borrowing base. The borrowing base is calculated as a percentage of our eligible accounts receivable and eligible inventory plus a defined amount based upon certain of our fixed assets (all as defined in the Wells Credit Agreement). The Amended Wells Credit Agreement also contains customary covenants and restrictions applicable to us, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. The revolving line of credit is secured by substantially all of our tangible and intangible assets (other than real property). The Amended Wells Credit Agreement is scheduled to mature on June 28, 2018.

The Amended Harris Agreement was a loan and security agreement entered into with BMO Bank on April 29, 2011 and subsequently amended on March 20, 2012 and again on November 8, 2012. The Amended Harris Agreement was a $50.0 million credit facility with a maturity date of March 20, 2017. Under the terms of the Amended Harris Agreement: (a) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused revolving line fee was 0.25%; and (c) we were only required to report our compliance with the fixed charge coverage ratio for any month when our Excess Availability, (as defined in the Amended Harris Agreement), was less than the Liquidity Threshold. The Liquidity Threshold was defined in the Amended Harris Agreement as the greater of (i) $7.5 million or (ii) 12.5% of the total credit facility of $50.0 million, as may have been reduced from time to time pursuant to the terms of the Amended Harris Agreement.

As of March 31, 2014, $26.0 million of our outstanding borrowings under our revolving line of credit bore interest at the LIBOR rate, plus an applicable margin, which equaled 1.65%. The remaining outstanding balance of $159,000 as of March 31, 2014, had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $48.8 million at March 31, 2014.

On April 1, 2014, immediately following the acquisition of Professional Power Products, Inc. our outstanding borrowings on the revolving line of credit were approximately $66.6 million and the remaining unused and available revolving line of credit balance was approximately $19.3 million.

As of December 31, 2013, $9.0 million of our outstanding borrowings under our revolving line of credit bore interest at the LIBOR rate, plus an applicable margin, which equaled 1.67%. The remaining outstanding balance of $8.9 million as of December 31, 2013, bore interest at the prime rate, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $47.9 million at December 31, 2013.

Off-balance sheet arrangements

We do not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) of Regulation S-K).

Impact of recently issued accounting standards

We evaluate the pronouncements of authoritative accounting organizations, including the FASB, to determine the impact of new pronouncements on GAAP and our unaudited condensed consolidated financial statements. There were no new accounting pronouncements that have been issued or adopted during the three months ended March 31, 2014, that we expect will have a significant effect on our unaudited condensed consolidated financial statements.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements included in this report. These risks, uncertainties and other factors, many of which have been previously identified and described in greater detail under the heading “Risk Factors” in our 2013 Annual Report and in this Form 10-Q, include but are not limited to the following:

Risks Related to our Business and our Industry

•	The market for alternative fuel spark-ignited power systems may not develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

•	Our new 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.

•	We may not succeed with the expansion of our product into the on-road market.

•	New products, including new engines we develop, may not achieve widespread adoption.

•	Changes in environmental and regulatory policies could hurt the market for our products.

•	We currently face, and will continue to face, significant competition, which could result in a decrease in our revenue.

•	Our industrial OEM customers may not continue to outsource their power system needs.

•	We are dependent on certain products and industrial OEM market categories for a significant share of our revenues and profits.

•	The success of our acquisition of Professional Power Products, Inc. will depend upon our ability to integrate Professional Power Products, Inc. into our business and the amount of time and expense we spend and incur in connection with such integration, and the economic benefits, cost savings and other synergies that we anticipate as a result of the acquisition may not be fully realized or may take longer to realize than expected.

•	Failure to raise additional capital or to generate the significant capital necessary to continue our growth could reduce our ability to compete and could harm our business.

•	We are dependent on relationships with our OEM customers and any change in our relationships with any of our key OEM customers could have a material adverse effect on our business and financial results.

•	We are dependent on relationships with our material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

•	The quality and performance of our power systems are, in part, dependent on the quality of their component parts that we obtain from various suppliers, which makes us susceptible to performance issues that could materially and adversely affect our business, reputation and financial results.

•	We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability and excess inventory.

•	Changes in our product mix could materially and adversely affect our business.

•	We derive a substantial majority of our diesel power systems revenues from our relationships with Perkins and Caterpillar.

•	Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

•	Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

•	Price increases in some of the key components in our power systems could materially and adversely affect our operating results and cash flows.

•	Many of our power systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.

•	The loss of one or more key members of our senior management, or our inability to attract and retain qualified personnel could harm our business.

•	Our existing debt or new debt that we incur could adversely affect our business and growth prospects.

•	Failure or inability to meet our obligations under our current credit facility or any new credit facility could materially and adversely affect our business.

•	Our quarterly operating results are subject to variability from quarter to quarter.

•	If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

•	If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to sell our products and services.

•	We could suffer warranty claims that could materially and adversely affect our business.

•	We could become subject to product liability claims.

•	Our telematics tool, MasterTrak, may not be successful.

•	We may have difficulty managing the expansion of our operations.

•	If we do not properly manage the sales of our products into foreign markets, our business could suffer.

•	If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

•	We may be adversely impacted by work stoppages and other labor matters.

•	The Patient Protection and Affordable Care Act may have an adverse impact on our financial results.

•	Our business could be adversely affected by increased compensation costs or difficulties in attracting staff for our business.

•	Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and financial results, including harming our ability to expand or by increasing our operating costs

•	Our joint venture for the purpose of manufacturing, assembling and selling certain power systems into the Asian market may not be successful.

•	We could be adversely affected by risks associated with other acquisitions and joint ventures.

•	We are and will continue to be subject to foreign laws, rules and regulations as our business expands into these foreign markets and cannot be certain as to our continued compliance and costs related thereto.

•	We could become liable for damages resulting from our manufacturing activities.

•	We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

•	Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could adversely affect us.

•	Variability in self-insurance liability estimates could significantly impact our results of operations.

Risks Related to the Ownership of our Common Stock

•	We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements.

•	Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

•	The price of our stock may be volatile and may decline in value.

•	Future sales by us or our existing stockholders could depress the market price of our common stock.

•	Our actual operating results may differ significantly from our guidance.

•	We have broad discretion in the use of borrowings under our revolving line of credit and may use them in a manner in which our stockholders would not consider appropriate.

•	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

•	Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

•	If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

•	We do not anticipate paying any dividends in the foreseeable future.

•	A research report, which did not reflect our views, was published by one of our underwriters prior to the filing of our registration statement in connection with our public offering, which closed on July 16, 2013. We could be subject to potential liability as a result of the publication of this research report.

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

The Company is exposed to changes in interest rates primarily due to its outstanding balances under the Amended Wells Credit Agreement. If interest rates were to fluctuate, there is a risk that any outstanding balance would be impacted by the prevailing rate, which may further impact our ability to repay the outstanding balance. A one percentage point increase or decrease in interest rates would increase or decrease our interest expense by approximately $0.3 million annually based on our revolving line of credit balance outstanding as of March 31, 2014.

For a discussion of our liability for the Private Placement Warrants, see Note 7, “Fair value of financial instruments,” to the unaudited condensed consolidated financial statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1.A.	Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 includes a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except that the following risk factor is amended to read in its entirety as follows:

We could be adversely affected by risks associated with acquisitions and joint ventures, including our acquisition of Professional Power Products, Inc.

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

We may be subject to some or all of those risks and uncertainties in connection with our acquisition of Professional Power Products, Inc. in April 2014, particularly because it was the first acquisition we have completed. The economic benefits, cost savings and other synergies that we anticipate as a result of that transaction may not be fully realized or may take longer to realize than we expect. Furthermore, the operating results of the Professional Power Products, Inc. business may be more volatile and less predictable than those of our core business. In addition, we incurred substantial additional indebtedness to finance the cash purchase price we paid to acquire Professional Power Products, Inc., reducing our capacity to borrow additional amounts and requiring us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the cash resources available to us to fund capital expenditures, pursue other acquisitions or investments in new technologies and meet general corporate and working capital needs. This increased indebtedness may also limit our flexibility in planning for, and reacting to, changes in or challenges relating to our business and industry.

If we were to pursue future acquisition or investment opportunities, the potential risks could disrupt our ongoing business, result in the loss of key customers or personnel, increase expenses and otherwise have a material adverse effect on our business, results of operations and financial condition. In addition, under the terms of our credit facility, we may be restricted from engaging in certain acquisition transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources.”

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: May 9, 2014	By:	/s/ Daniel P. Gorey
Daniel P. Gorey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

10.1	Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated January 7, 2014, filed with the Commission on January 9, 2014).

10.2	Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

10.3	Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison, LLC. (Incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

10.4	Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc., and related documents (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

10.5	Joinder to Guaranty and Security Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc., joining Professional Power Products, Inc. as a party thereto (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

XBRL Taxonomy Extension Labels Linkbase Document.