Form 10-Q
period 2014-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2014-08-08
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014

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

As of August 5, 2014, there were 10,728,222 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$5,706	$6,306
Accounts receivable, net	56,299	42,730
Inventories, net	78,598	55,986
Prepaid expenses and other current assets	5,682	2,173
Deferred income taxes	2,811	2,811

Total current assets	149,096	110,006

Property, plant & equipment, net	18,539	13,104
Intangible assets, net	22,271	—
Goodwill	22,372	—
Other noncurrent assets	4,921	3,509

TOTAL ASSETS	$217,199	$126,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,636	$24,444
Income taxes payable	—	167
Accrued compensation and benefits	3,487	3,758
Current maturities of long-term debt	1,667	—
Contingent consideration	8,000	—
Other accrued liabilities	5,325	4,016

Total current liabilities	57,115	32,385

Long-term obligations
Revolving line of credit	70,082	17,933
Deferred income taxes	304	304
Private placement warrants	16,873	24,525
Long-term debt, less current maturities	3,194	—
Other noncurrent liabilities	868	1,051

TOTAL LIABILITIES	148,436	76,198

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock – $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at June 30, 2014 and December 31, 2013.	—	—
Common stock – $0.001 par value. Authorized: 50,000,000 shares. Issued: 11,559,147 and 11,352,812 shares at June 30, 2014 and December 31, 2013, respectively. Outstanding: 10,728,222 and 10,521,887 at June 30, 2014 and December 31, 2013, respectively.	12	11
Additional paid-in-capital	68,837	57,308
Retained earnings (accumulated deficit)	4,164	(2,648)
Treasury stock, at cost, 830,925 shares at June 30, 2014 and December 31, 2013.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	68,763	50,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,199	$126,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Net sales	$83,378	$59,138	$150,113	$111,714
Cost of sales	67,982	47,954	122,787	91,361

Gross profit	15,396	11,184	27,326	20,353
Operating expenses:
Research & development and engineering	3,745	2,289	7,343	4,060
Selling and service	2,338	2,089	4,165	3,969
General and administrative	3,420	2,966	6,404	5,404

Total operating expenses	9,503	7,344	17,912	13,433

Operating income	5,893	3,840	9,414	6,920
Other (income) expense:
Interest expense	381	241	480	435
Loss on debt extinguishment	—	270	—	270
Contingent consideration	(900)	—	(900)	—
Private placement warrant (income) expense	(99)	4,207	(332)	9,053
Other expense (income), net	52	(17)	75	(17)

Total other (income) expense	(566)	4,701	(677)	9,741

Income (loss) before income taxes	6,459	(861)	10,091	(2,821)
Income tax provision	2,021	1,239	3,279	2,206

Net income (loss)	$4,438	$(2,100)	$6,812	$(5,027)

Weighted-average common shares outstanding:
Basic	10,627,913	9,243,773	10,585,187	9,171,942
Diluted	11,153,155	9,243,773	11,103,875	9,171,942
Earnings (loss) per share—basic
Common shares	$0.42	$(0.23)	$0.64	$(0.55)

Earnings (loss) per share—diluted
Common shares	$0.39	$(0.23)	$0.58	$(0.55)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flows from operating activities
Net income (loss)	$6,812	$(5,027)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,685	749
Non-cash interest expense	38	36
Share-based compensation expense	663	675
Decrease in accounts receivable allowances	(270)	(10)
Increase in inventory reserves	434	616
Inventory step up to fair value	482	—
(Decrease) increase in valuation of private placement warrants liability	(332)	9,053
Decrease in valuation of contingent consideration liability	(900)	—
Loss on investment in joint venture	100	—
Loss on disposal of assets	60	2
Loss on debt extinguishment	—	270
(Increase) decrease in operating assets:
Accounts receivable	(9,310)	2,428
Inventories	(18,455)	(8,580)
Prepaid expenses and other assets	(3,686)	(221)
Increase (decrease) in operating liabilities:
Accounts payable	11,104	(4,251)
Accrued compensation and benefits and other accrued liabilities	(2,191)	(92)
Income taxes payable	(27)	(847)
Other noncurrent liabilities	(351)	(7)

Net cash used in operating activities	(14,144)	(5,206)

Cash flows from investing activities
Purchases of property, plant, equipment and other assets	(2,415)	(2,617)
Acquisition of Professional Power Products, Inc., net of cash acquired	(44,122)	—
Investment in joint venture	(350)	—

Net cash used in investing activities	(46,887)	(2,617)

Cash flows from financing activities
Advances from revolving line of credit – noncurrent obligation	58,049	59,807
Repayments of revolving line of credit – noncurrent obligation	(5,900)	(53,600)
Initial proceeds from borrowings under revolving line of credit	—	38,995
Repayment of prior revolving line of credit	—	(38,945)
Proceeds from long-term debt	5,000	—
Proceeds from exercise of private placement warrants	1,425	2,719
Excess tax benefit from exercise of share-based awards	2,462	—
Payment of withholding taxes from net settlement of share-based awards	(340)	—
Payments on long-term debt	(139)	—
Cash paid for financing and transaction fees	(126)	(261)

Net cash provided by financing activities	60,431	8,715

(Decrease) increase in cash	(600)	892
Cash at beginning of period	6,306	543

Cash at end of period	$5,706	$1,435

Supplemental disclosures of cash flow information
Cash paid for interest	$290	$468
Cash paid for income taxes	2,525	3,054
Supplemental disclosure of non-cash transactions
Unpaid property, plant, equipment and other assets	$1,594	$923
Fair value of private placement warrants exercised	7,320	2,799
Unpaid financing and transaction fees	—	208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except per share amounts)

1. Description of the company and business operations

Description of the company

Power Solutions International, Inc., a Delaware corporation, (“Company”), is the successor in a migratory merger (“Migratory Merger”) effective August 26, 2011, to Power Solutions International, Inc., a Nevada corporation. “Power Solutions International” and “PSI” refer to Power Solutions International, Inc., a Nevada corporation, prior to the consummation of the Migratory Merger, and Power Solutions International, Inc., a Delaware corporation, following the consummation of the Migratory Merger.

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

Nature of business operations

The Company is a global producer and distributor of a broad range of high performance, certified low emission, power systems, including alternative fuel power systems, for original equipment manufacturers of off-highway industrial equipment (“industrial OEMs”) and large custom-engineered integrated electrical power generation systems. The Company’s customers include large, industry-leading and/or multinational organizations. The Company’s products and services are sold predominantly to customers throughout North America, as well as, to customers located throughout Asia and Europe. The Company operates as one business and geographic segment.

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

2. Acquisition of Professional Power Products, Inc.

On April 1, 2014 (the “Date of Acquisition”), the Company acquired Professional Power Products, Inc. (“PPPI”), pursuant to a Stock Purchase Agreement, with Carl L. Trent and Kenneth C. Trent (each individually as “Shareholder” and collectively as “Shareholders”) and CKT Holdings Inc., a Wisconsin corporation (the “Seller”) owned by the Shareholders. PPPI is a leading designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural gas power generation market. On the Date of Acquisition, the Company purchased from the Seller all of the issued and outstanding stock of PPPI, an Illinois corporation and wholly-owned subsidiary of the Seller, for cash of $45.4 million, including cash acquired of $1.3 million, plus contingent consideration initially valued at $8.9 million, for an initial purchase price of $54.3 million, as of the Date of Acquisition. The value of the contingent consideration to be paid ranges from $5.0 million to $15.0 million, with a final determination based upon PPPI’s 2014 full year operating results. The contingent consideration will be payable in shares of the Company’s common stock, based upon a common share value of $76.02 as determined by the terms of the Stock Purchase Agreement. The Stock Purchase Agreement includes a provision by and among the Company, Shareholders and Seller to treat the purchase of the PPPI stock as an acquisition of assets for income tax purposes. The Acquisition was approved by the Company’s Board of Directors.

The Company incurred total transaction costs related to the acquisition of approximately $811,000, all of which was recognized in the six months ended June 30, 2014 in accordance with U.S. GAAP. To facilitate the transaction, the Company entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. increasing its revolving line of credit from $75.0 million to $90.0 million and securing a $5.0 million term loan, among other things. Refer to Note 9, “Revolving line of credit and term loan” for a further description of these obligations.

The acquisition of PPPI has been accounted for as a business combination in accordance with ASC 805, Business Combinations, and, as such, assets acquired and liabilities assumed have been recorded at their respective fair values. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The determination of the estimated fair values required management to make significant estimates and assumptions. The more significant assumptions included estimating future cash flows and developing appropriate discount rates. These estimates and assumptions of the fair value allocation are preliminary and subject to change upon the finalization of all valuation analyses, which are in the process of being completed. Independent valuation specialists conducted a valuation to assist management of the Company in determining the estimated fair values of inventory, machinery and equipment, intangible assets and contingent consideration. The Company’s management is responsible for the internal and third party valuations and appraisals. The work performed by the independent valuation specialists, while not yet completed and finalized, has been considered in management’s estimates of fair values reflected. The determinations of these estimated fair values, the assets’ useful lives and the amortization methods are subject to finalization of the work performed by the independent valuation specialists. Fair value measurements can be highly subjective, and the reasonable application of measurement principles may result in a range of alternative estimates using the same facts and circumstances. The final allocation could be materially different from the preliminary allocation set forth below. Although the final determinations may result in asset and liability fair values that are materially different than the preliminary estimates of the amounts included herein, it is not expected that those differences will be material to an understanding of the impact of this transaction on the financial results of the Company.

The purchase price for this acquisition has been provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

April 1, 2014 (Date of Acquisition)
Assets acquired:
Cash	$1,277
Accounts receivable	3,989
Inventories	5,073
Prepaid expenses and other current assets	243
Property, plant & equipment	2,596

Total tangible assets	$13,178

Intangible assets:
Intangible assets	$23,500
Goodwill	22,372

Total assets acquired	$59,050

Liabilities assumed:
Accounts payable	$1,494
Accrued liabilities	3,257

Total liabilities assumed	$4,751

Net assets acquired	$54,299

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available through June 30, 2014 and are provisional. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy. The Company believes that this information provides a reasonable basis for estimating the fair values but is waiting for certain additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at the Date of Acquisition.

The fair value of accounts receivable acquired was adjusted for amounts known or highly likely to be uncollectible based upon an assessment of known facts and circumstances as of the Date of Acquisition and additional information arising subsequent to the Date of Acquisition with respect to these known facts and circumstances.

The inventory acquired was revalued to its fair value. While the cost of raw materials generally approximates fair value, the value of work in process and finished goods inventory was “stepped up” by $482,000, representing the estimated selling price of that inventory less the sum of costs to complete and a reasonable allowance for the Company’s selling efforts. This “stepped up” inventory value was recognized within the Company’s cost of sales in the three months ended June 30, 2014.

The identifiable intangible assets as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

	Asset amount	Estimated life
Backlog	$1,200	18 months
Customer relationships	20,600	13 years
Trade names and trademarks	1,700	13 years

Total identifiable intangible assets	$23,500

The amortization period based on the estimated useful lives of the intangible assets has been presented above. The fair value of backlog and customer relationships was derived using the multi-period excess earnings method. The fair value of the trade names and trademarks was derived using the relief from royalty method.

The fair value of property, plant and equipment was based upon an appraisal of these assets or the acquisition costs of assets acquired immediately prior to the acquisition date.

The Company’s liability for the contingent consideration was measured at fair value based on unobservable inputs, and thus was considered a Level 3 financial instrument. The fair value of the liability was primarily driven by the Company’s expectations of achieving the performance measures required by the Stock Purchase Agreement, the resulting shares expected to be issued, and the share price of the Company’s common stock. The expected performance metrics and resulting shares expected to be issued were estimated based on a Monte Carlo simulation model considering actual and forecasted results over the measurement period.

Goodwill largely consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies, and the value of the assembled workforce.

As a result of the provisions within the Stock Purchase Agreement, the Company treated the acquisition of PPPI as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities were the same at the Date of Acquisition, and a provision for deferred income tax was not required to be recorded in connection with the purchase price allocation. Goodwill is expected to be deductible for tax purposes.

The assets, liabilities, and operating results of PPPI have been included in the Company’s unaudited condensed consolidated financial statements from the Date of Acquisition to June 30, 2014, which is all of the three month period ended June 30, 2014. For such period, PPPI contributed sales, net of intercompany transactions, of $7,272,000 and operating loss of $31,000 to the Company’s consolidated results. The impact of PPPI’s net loss and basic and diluted earnings per share loss amounts are not material to the Company’s unaudited condensed consolidated financial statements for the three months ended June 30, 2014. Amortization expense related to identifiable intangible assets associated with the acquisition, included in the table above and the unaudited condensed consolidated financial statements, approximated $555,000 for the three months ended June 30, 2014.

The following supplemental pro forma information presents the financial results as if the transaction had occurred on January 1, 2013 as follows:

	Three months ended	Six months ended
	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$67,567	$155,293	$128,699
Net (loss) income	$(2,343)	$6,199	$(4,684)
(Loss) earnings per share, basic	$(0.25)	$0.59	$(0.51)
(Loss) earnings per share, diluted	$(0.25)	$0.56	$(0.51)

The pro forma information presented above is for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company.

3. Basis of presentation

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

Principles of consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Power Solutions International, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Significant accounting policies

The Company’s significant accounting policies as of December 31, 2013 are described in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2014. There have been no material changes with respect to the Company’s significant accounting policies subsequent to December 31, 2013, with the exception of goodwill and other intangibles. Management has adopted the following significant accounting policy based on the acquisition of PPPI (See Note 2, “Acquisition of Professional Power Products, Inc.” for further discussion).

Goodwill and other intangibles

Goodwill represents the excess of purchase price and related costs over the values assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other Intangibles, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, the Company will test for goodwill impairment on a specified date of each year.

In accordance with ASC 350, Intangibles—Goodwill and Other Intangibles, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and will review for impairment whenever impairment indicators exist. The Company’s intangible assets consist of backlog, customer relationships and trade names and trademarks.

4. Recently issued accounting pronouncements

The Company evaluates the pronouncements of authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), to determine the impact of new pronouncements on GAAP and the Company. In May of 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning on or after January 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s unaudited condensed consolidated financial statements. Other than the final standard on revenue recognition, there were no new accounting pronouncements that have been issued or adopted during the three months ended June 30, 2014, that are expected to have a significant effect on the Company’s unaudited condensed consolidated financial statements.

5. Earnings per share

The Company computes earnings (loss) per share by applying the guidance stated in ASC 260, Earnings per Share. The treasury stock method has been used to compute earnings (loss) per share. The Company has issued warrants (“Private Placement Warrants”) that represent the right to purchase shares of the Company’s common stock, stock appreciation rights (“SAR”), restricted stock and contingent consideration, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. Refer to Note 12, “Stockholders’ equity” for a further description of the Private Placement Warrants, Note 11, “2012 Incentive compensation plan” for a further description of the SAR and restricted stock and Note 8, “Fair value of financial instruments”, for a further description of the contingent consideration.

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the hypothetical proceeds of exercise, with any residual shares representing the incremental common shares to be issued and included in diluted EPS. As of June 30, 2014, the Company’s Private Placement Warrants, SAR, restricted stock and contingent consideration were evaluated for their potentially dilutive effect under the treasury stock method.

As of June 30, 2013, the Company’s Private Placement Warrants, SAR and restricted stock were evaluated for their potentially dilutive effect. Due to the loss reported in the unaudited condensed consolidated statements of operations, any potentially issuable shares of Company common stock associated with the Private Placement Warrants, SAR and restricted stock were not included in the dilutive EPS calculation for the three or six months ended June 30, 2013. These potential shares were excluded from the diluted EPS calculation because they would have had an anti-dilutive effect under the treasury stock method.

The computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$4,438	$(2,100)	$6,812	$(5,027)
Change in the value of Private Placement Warrants	(99)	—	(332)	—

	4,339	(2,100)	6,480	(5,027)

Denominator:
Weighted average common shares outstanding-basic	10,627,913	9,243,773	10,585,187	9,171,942
Incremental shares from assumed exercise of Private Placement Warrants, SAR, restricted stock and contingent consideration	525,242	—	518,688	—

Weighted average common shares outstanding-diluted	11,153,155	9,243,773	11,103,875	9,171,942

Earnings (loss) per share of common stock – basic and diluted
Earnings (loss) per share of common stock – basic	$0.42	$(0.23)	$0.64	$(0.55)

Earnings (loss) per share of common stock – diluted	$0.39	$(0.23)	$0.58	$(0.55)

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

Inventory consisted of the following as of:

	June 30, 2014	December 31, 2013
Raw material	$74,399	$53,528
Work in process	2,566	1,446
Finished goods	3,387	2,522

Inventories	80,352	57,496
Reserve	(1,754)	(1,510)

Inventories, net	$78,598	$55,986

7. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	June 30, 2014	December 31, 2013
Land	$260	$260
Buildings and improvements	4,965	4,125
Office furniture and equipment	3,347	2,723
Tooling and equipment	11,217	7,595
Transportation equipment	470	203
Construction in progress	5,582	4,844

Property, plant and equipment, at cost	25,841	19,750
Accumulated depreciation	(7,302)	(6,646)

Property, plant and equipment, net	$18,539	$13,104

8. Fair value of financial instruments

As of June 30, 2014, and December 31, 2013, the Company measured its financial assets and liabilities under the amended ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of June 30, 2014, and December 31, 2013, the Company’s Private Placement Warrants were measured at fair value under ASC Topic 820. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

As of June 30, 2014, and December 31, 2013, the Company estimated the fair value of its Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the following:

	June 30, 2014	December 31, 2013
Market value of the Company’s common stock	$71.97	$75.10
Exercise price	$13.00	$13.00
Risk-free interest rate	0.41%	0.51%
Estimated price volatility	42.50%	42.50%
Contractual term	1.83 years	2.33 years
Dividend yield	—	—

The market value of the Company’s common stock was based on its closing price on June 30, 2014, and December 31, 2013, the date of each valuation. The volatility factors noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. If all other assumptions were held constant, the recorded liability of the Private Placement Warrants would increase or decrease by approximately $1.7 million due to a 10% change in the value of these warrants based on the Black-Scholes option pricing model.

The following table summarizes the change in the estimated fair value of the Company’s Level 3 Private Placement Warrants liability in the six months ended June 30, 2014:

Balance at December 31, 2013	$24,525
Fair value of private placement warrants exercised	(7,320)
Change in the value of private placement warrants	(332)

Balance at June 30, 2014	$16,873

For the three and six months ended June 30, 2014, the Company recognized income of $99,000 and $332,000, respectively, due to a decrease in the estimated fair value of the Company’s Private Placement Warrants. For the three and six months ended June 30, 2013, the Company recognized expense of $4,207,000 and $9,053,000, respectively, due to an increase in the estimated fair value of the Company’s Private Placement Warrants. This (income) expense was recorded as “Private placement warrant (income) expense” in the Company’s unaudited condensed consolidated statements of operations for the respective periods.

Contingent consideration liability

As described in Note 2, “Acquisition of Professional Power Products, Inc.” a portion of the purchase price for the acquisition of PPPI is in the form of contingent consideration payable in shares of the Company’s common stock. As of June 30, 2014, the Company’s potential contingent consideration payment relating to its acquisition of PPPI was measured at fair value under ASC Topic 820. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company’s liability for the contingent consideration is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The fair value of the liability determined by this analysis is primarily driven by the Company’s expectations of achieving the performance measures required by the Stock Purchase Agreement, the resulting shares expected to be issued, and the share price of the Company’s common stock. The expected performance metrics and resulting shares expected to be issued are estimated based on a Monte Carlo simulation model considering actual and forecasted results over the measurement period.

As of June 30, 2014, the primary inputs of the Monte Carlo simulation model included the following:

June 30, 2014
Market value of the Company’s common stock	$71.97
Estimated EBITDA volatility	42.50%

The market value of the Company’s common stock was based on its closing price on June 30, 2014, the date of the valuation. The volatility factor was primarily derived from the implied volatility of publicly traded call options of benchmark companies, with consideration of the implied enterprise value volatility, the relationship to EBITDA, and other pertinent factors. If all other assumptions were held constant, a five percentage point decrease in the volatility factor would result in an increase in the fair value of the contingent consideration by approximately $50,000.

The following table summarizes the change in the estimated fair value of the Company’s Level 3 contingent consideration liability in the six months ended June 30, 2014:

Balance at April 1, 2014	$8,900
Change in the value of contingent consideration	(900)

Balance at June 30, 2014	$8,000

For the three months ended June 30, 2014, the Company recognized income of $900,000, due to a decrease in the estimated fair value of the Company’s Contingent consideration liability. This income was recorded as “Contingent consideration” in the Company’s unaudited condensed consolidated statements of operations for the respective period.

Financial liabilities measured at fair value

The following table summarizes fair value measurements by level as of June 30, 2014, for the Company’s level 3 financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$16,873
Contingent consideration	—	—	$8,000

The following table summarizes fair value measurement by level as of December 31, 2013, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$24,525

Financial assets and liabilities not measured at fair value

As of June 30, 2014, and December 31, 2013, the Company’s revolving line of credit and term debt, including accrued interest, recorded on the unaudited condensed consolidated balance sheets were carried at cost. The carrying value of the revolving line of credit and term debt approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile has not changed significantly since the origination of these financial liabilities. Under ASC Topic 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable.

9. Revolving line of credit and term loan

On June 28, 2013, the Company entered into a credit agreement with Wells Fargo Bank, National Association, (the “Wells Credit Agreement”), which replaced its prior credit agreement with BMO Harris Bank N.A. (“BMO Bank”) (the “Amended Harris Agreement II”) as described below. The Wells Credit Agreement enabled the Company to borrow under a revolving line of credit secured by substantially all of the Company’s tangible and intangible assets (other than real property). The Wells Credit Agreement (a) provided an initial maximum $75.0 million revolving line of credit to the Company, which, at the Company’s request and subject to the terms of the Wells Credit Agreement, could have been increased up to $100.0 million during the term of the Wells Credit Agreement; (b) bore interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (c) had an unused line fee of 0.25% and (d) required the Company to report its fixed charge coverage ratio, when its Availability (as defined in the Wells Credit Agreement) was less than the Threshold Amount (as defined in the Wells Credit Agreement) and to continue to report its fixed charge coverage ratio until the date that Availability for a period of 60 consecutive days, was greater than or equal to the Threshold Amount. The Company was required to meet a minimum monthly fixed charge coverage ratio of not less than 1.0 to 1.0, the testing of which commenced on the last day of the month prior to the date on which its Availability was less than the Threshold Amount. The Threshold Amount was defined in the Wells Credit Agreement as the greater of (i) $9,375,000 or (ii) 12.5% of the maximum revolver amount of $75.0 million or as it may have been increased during the term of the Wells Credit Agreement up to $100.0 million.

On April 1, 2014, the Wells Credit Agreement was amended (the “Amended Wells Credit Agreement”) to increase the Company’s revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires the Company to report its fixed charge coverage ratio and leverage ratio as described below; (d) includes a $5.0 million term loan arrangement with Wells Fargo; and (e) includes a letter of credit subfacility of the revolving line of credit. The principal amount of the $5.0 million term loan is payable in 36 equal monthly installments with the first payment due on June 1, 2014, plus interest at LIBOR plus 4.5%. As of June 30, 2014, the LIBOR rate on the term loan was 0.16%. The term loan may be paid in whole or in part at any time after June 30, 2014 upon at least 10 business days prior notice. Effective April 1, 2014 and during the period in which the term loan is outstanding, the Company is subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. The Company is required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and the Company’s debt leverage ratio may not exceed 4.0 to 1.0 during the period in which the term loan is outstanding. The Company used borrowings under the expanded revolving line of credit as well as the proceeds from the term loan to finance the acquisition of PPPI which was consummated on April 1, 2014 as described in Note 2, “Acquisition of Professional Power Products, Inc.”

Other than the above mentioned amendment, the terms and conditions of the Amended Wells Credit Agreement are substantially similar to the Wells Credit Agreement. Under the Amended Wells Credit Agreement, the amount that the Company may borrow is limited to the lesser (i) of the maximum available amount and (ii) borrowing base. The borrowing base is calculated as a percentage of the Company’s eligible accounts receivable and eligible inventory, plus a defined amount based upon certain of the Company’s fixed assets (all as defined in the Amended Wells Credit Agreement). The Amended Wells Credit Agreement also contains customary covenants and restrictions applicable to the Company, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. The revolving line of credit is secured by substantially all of the Company’s tangible and intangible assets (other than real property). The Amended Wells Credit Agreement is scheduled to mature on June 28, 2018.

The Amended Harris Agreement II was a loan and security agreement entered into with BMO Bank on April 29, 2011 and subsequently amended on March 20, 2012 and again on November 8, 2012, and replaced on June 28, 2013. The Amended Harris Agreement II was a $50.0 million credit facility with a maturity date of March 20, 2017. Under the terms of the Amended Harris Agreement II: (a) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused revolving line fee was 0.25%; and (c) the Company was only required to report its compliance with the fixed charge coverage ratio for any month when the Company’s Excess Availability, (as defined in the Amended Harris Agreement II), was less than the Liquidity Threshold. The Liquidity Threshold was defined in the Amended Harris Agreement II as the greater of (i) $7.5 million or (ii) 12.5% of the total credit facility of $50.0 million, as may have been reduced from time to time pursuant to the terms of the Amended Harris Agreement II.

As of June 30, 2014, $69.0 million of the Company’ outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.65% as of June 30, 2014. The remaining outstanding balance of $1.1 million as of June 30, 2014, had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $19.4 million at June 30, 2014. As of June 30, 2014, the Company had approximately $4.9 million outstanding under the term loan, which bore interest at LIBOR plus 4.5%, which equaled 4.66% with the applicable margin included.

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

10. Income taxes

At the end of each interim period, the Company applies its estimated annual effective tax rate (“ETR”) to its interim earnings before considering the tax effect of any discrete items. The Company also records the tax impact of certain unusual or infrequently occurring items, including the effects of changes in valuation allowances and tax laws or rates, in the interim period in which they occur. Any penalties and/or interest incurred in connection with the payment of the Company’s income tax obligations are classified within general and administrative expense and interest expense, respectively.

The computation of the estimated annual ETR for each interim period requires certain estimates and significant judgments, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state jurisdictions, estimates of permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes. For the 2014 fiscal year, the Company’s estimated annual ETR is 37.0%, which excludes the impact of changes in the valuation of the Private Placement Warrants and the contingent consideration liability, as such amounts are excluded from the calculation of taxable income. Given the subjectivity and volatility of the valuation of the Private Placement Warrants, it is not possible to project the impact of the change in the Private Placement Warrants in the computation of the Company’s estimated annual ETR. As a result, the Company’s reported ETR will differ from the estimated annual ETR due to the changes in the valuation of the Private Placement Warrants in the periods in which such changes occur. The income recognized as a result of a change in the value of the contingent consideration liability is also a non-taxable transaction and the Company’s reported ETR will differ from the estimated annual ETR due to changes in the valuation of the contingent consideration in the periods in which such changes occur. Accordingly, the Company’s reported income tax rate was 32.5% for the six months ended June 30, 2014, reflecting the effects on income of the changes in the Private Placement Warrant liability and contingent consideration liability. For the six months ended June 30, 2013, the Company reported a pre-tax loss. The pre-tax loss was attributable to the expense recognized from a change in the valuation of the Private Placement Warrants during the period, which amount, as noted above, is permanently excluded from the computation of taxable income. As such, the Company’s reported income tax rate was not meaningful for the six months ended June 30, 2013.

Excluding the impact of the changes in the valuation of the Private Placement Warrants and the change in the value of the contingent consideration liability, on results of operations, the Company’s reported effective income tax rates would have been 37.0% and 35.4% in the six months ended June 30, 2014 and 2013, respectively.

11. 2012 Incentive compensation plan

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

Under the 2012 Plan, 830,925 shares of the Company’s common stock were initially made available for awards pursuant to the 2012 Plan. On July 31, 2013, the Board of Directors of the Company, upon recommendation of the Compensation Committee, adopted an amendment to the 2012 Plan to increase the number of shares of common stock available for issuance under the 2012 Plan by 700,000 shares. This amendment was approved by a majority of the Company’s stockholders at the Company’s annual meeting of stockholders held on August 28, 2013. Of the Company’s 1,530,925 shares reserved for awards under the 2012 Plan, 543,872 shares were originally underlying a SAR award granted to the Company’s Chief Operating Officer on June 6, 2012 and 174,993 shares of restricted stock have been granted as of June 30, 2014 to eligible employees (as further described below). As of June 30, 2014, the Company had 812,060 shares of common stock available for future issuance under the 2012 Plan.

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

The SAR is accounted for as equity, in accordance with ASC 718, Compensation — Stock Compensation, which states that options or similar instruments on shares shall be classified as liabilities if either the underlying shares are classified as liabilities or the entity can be required under any circumstance to settle the option or similar instrument by transferring cash or other assets. The Company’s underlying shares are classified as equity, and under the terms of the SAR Award Agreement, the Company must settle the exercised portion of the SAR in shares of the Company’s common stock. As such, the Company has accounted for the SAR as equity.

As of the SAR Grant Date, the fair value of the SAR was estimated using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the fair value of the Company’s common stock, exercise price, risk-free interest rate, estimated price volatility, term and dividend yield. Due to the limited trading activity in the Company’s common stock at the date of issuance of the SAR, the fair value of the Company’s common stock was established through multiple valuation techniques, including (a) the income approach in the form of the discounted cash flow method and (b) the market approach in the form of (i) the guideline public company method and (ii) the merger and acquisition method. After the fair value of the equity was determined, it was then allocated to the SAR using the Option Pricing Method. In addition to that described above, other assumptions used in the Black-Scholes method included the following as of the SAR Grant Date: an expected term of 6.0 years, a risk-free interest rate of 0.92%, an anticipated volatility factor of 55.0% and a zero dividend yield. The resulting valuation as of the SAR Grant Date, was discounted by 15%, reflecting an assessment of the then trading activity of the Company’s common stock (and by extension the SAR). The suggested value from the Black-Scholes method reflected a fully marketable security that was not burdened by limited marketability; however, at that time, the Company’s common stock (and by extension the SAR) did not have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated with the SAR. This approach was consistent with that utilized to value the Company’s Private Placement Warrants at that time. The resulting fair value of the SAR granted was $3.31 per underlying share.

ASC 718, Compensation — Stock Compensation, was utilized in order to estimate the fair value of the SAR. The term “fair value” has been defined in Note 8, “Fair value of financial instruments.” ASC 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award as of the grant date. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award. ASC 718-10-55-72 provides that, if vesting (or exercisability) of an award is based on satisfying both a market condition and a performance or service condition and it is probable that the performance or service condition will be satisfied, the initial estimate of the service period is the longest of the explicit, implicit or derived service period. The Company has computed compensation expense by applying the guidance stated in ASC 718, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (graded vesting attribution method). Since, as noted above, the SAR granted by the Company includes both a market and service condition, the Company used the longest of the periods to define its requisite service period in each separately vesting portion or tranche. To determine the derived service period associated with the SAR’s market condition, the Company performed a Monte Carlo analysis in order to estimate the likely timeframe until the Company’s public equivalent value would exceed its aggregate exercise price over a period of seven days within a period of 10 or fewer trading days (i.e. the value at which the per share value of the Company’s equity exceeds $22.07). Based on the results of this analysis, the derived service period associated with the SAR’s market condition was determined to be 1.78 years. Thus, compensation expense for the first tranche was computed on a straight-line basis over the derived service period of 1.78 years. The second and third tranches were computed on a straight-line basis over the explicit service period.

During the six months ended June 30, 2014, the Grantee exercised a portion of the shares that vested on June 6, 2014. During the year ended December 31, 2013, the Grantee fully exercised the portion of shares that vested on June 6, 2013. The impact of this transaction on the Company’s issued capital is described in Note 12, “Stockholders’ equity.”

In the three and six months ended June 30, 2014, the Company recognized $105,000 and $228,000, respectively, of expense related to the SAR. In the three and six months ended June 30, 2013, the Company recognized $450,000 and $657,000, respectively, of expense related to the SAR. As of June 30, 2014, there was $187,000 of total unrecognized compensation expense related to the SAR granted under the Plan. The total SAR expense is expected to be approximately $1,800,000. The Company expects the remaining SAR expense to continue to be recognized over the next twelve months.

Restricted stock awards

The Compensation Committee of the Board of Directors has approved, and the Company granted, shares of Company restricted stock (“Restricted Stock”) to various employees pursuant to the 2012 Plan and subject in each case to a Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). Restricted stock activity consisted of the following for the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
December 31, 2013	162,993	$39.29
Granted	12,000	76.93
Forfeited	3,000	51.91
Vested	15,227	37.61

June 30, 2014	156,766	$42.10

These shares of Restricted Stock vest in various increments and periods over a maximum of ten years from the date the stock was granted as defined under the applicable Restricted Stock Award Agreement. In the three and six months ended June 30, 2014, the Company recognized approximately $237,000 and $435,000, respectively, of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. In the three and six months ended June 30, 2013, the Company recognized approximately $18,000 of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. As of June 30, 2014, there was approximately $6,376,000 of total unrecognized compensation expense related to the Restricted Stock granted under the 2012 Plan. As of June 30, 2014, the weighted-average period over which the unrecognized compensation cost is expected to be recognized is approximately 8 years.

12. Stockholders’ equity

The Company’s equity securities and the Private Placement Warrants are described below.

Series A Convertible preferred stock

The Company has authorized 114,000 shares of Series A Convertible preferred stock with a par value of $0.001 per share. As of June 30, 2014, and December 31, 2013, no shares of Series A Convertible preferred stock of the Company were issued or outstanding.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2014, issued shares and outstanding shares of the Company’s common stock were 11,559,147 and 10,728,222, respectively. At December 31, 2013, issued shares and outstanding shares of the Company’s common stock were 11,352,812 and 10,521,887, respectively. Each holder of a share of the Company’s common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of Company preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights.

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

SAR exercise for shares of Company common stock

The Company granted a SAR to the Grantee on June 6, 2012 as further described in Note 11, “2012 Incentive compensation plan.” On August 15, 2013, the Grantee exercised the SAR with respect to 181,291 shares of common stock, which was the then vested portion of the SAR. Upon such exercise, the Company initially issued 96,504 shares of the Company’s common stock.

During the six months ended June 30, 2014, the Grantee exercised the SAR with respect to 120,000 of the 181,291 shares of common stock underlying the SAR, the aggregate amount of which vested on June 6, 2014. The Company issued a total of 85,903 shares of the Company’s common stock in two exercises. In connection with these exercises, the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s financial statements is a cost that is deductible for income tax purposes. As such, the Company realized an income tax benefit of $2,248,000 for this incremental amount, which was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital as of June 30, 2014. As of June 30, 2014, 61,291 shares under the SAR that vested on June 6, 2014 remain unexercised.

Restricted stock vesting for shares of Company common stock

The Compensation Committee of the Board of Directors approved, and the Company granted, shares of Restricted Stock to various employees pursuant to the 2012 Plan and subject to a Restricted Stock Award Agreement as further described in Note 11, “2012 Incentive compensation plan.” As of June 30, 2014, various individuals’ awards vested resulting in the net issuance of 10,847 shares. Under the terms of the 2012 Plan, at the option of certain of those vested restricted stock participants, the Company withheld shares issued to satisfy the income tax obligations of these participants. The cash equivalent of the aggregate number of shares withheld was $340,000, representing the income tax withholding obligations of the participants, which was remitted by the Company to the applicable taxing authorities. The payment of the income tax withholding obligation was recorded as a reduction in additional paid-in-capital as of June 30, 2014.

In connection with this vesting, the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s financial statements is a cost that is deductible for income tax purposes. As such, the Company realized an income tax benefit of $214,000 for this incremental amount which was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital as of June 30, 2014.

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

See Note 8, “Fair value of financial instruments,” for detail describing the valuation approach for the Private Placement Warrants as of June 30, 2014 and December 31, 2013.

During the three and six months ended June 30, 2014, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 69,333 and 109,585 shares of the Company’s common stock, respectively. During the three and six months ended June 30, 2013, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 70,833 and 209,167 shares of the Company’s common stock, respectively.

As of June 30, 2014 and December 31, 2013, shares of Company common stock, reserved for the exercise of the outstanding Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement were 287,257 shares and 396,842, respectively.

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

Pursuant to the Private Placement Registration Rights Agreement, the holders of Registrable Securities are also entitled to certain piggyback registration rights if the Registrable Securities are not covered by one or more effective registration statements. As of June 30, 2014, and as of the time of the closing of the public offering on July 16, 2013, all of the Registrable Securities were covered by an effective registration statement. “Registrable Securities,” as contemplated by the Private Placement Registration Rights Agreement, means certain shares of the Company’s common stock, including those shares that were issuable upon conversion of shares of Company preferred stock issued in the Private Placement and shares of the Company’s common stock issuable upon exercise of the Private Placement Warrants and the shares of the Company’s common stock that were issued upon exercise of the Roth Warrant; provided, that, any such share shall cease to be a Registrable Security upon (A) sale pursuant to the registration statement or Rule 144 under the Securities Act, (B) such share becoming eligible for sale without restriction by the selling securityholder holding such security pursuant to Rule 144 under the Securities Act or (C) such share otherwise becoming eligible for sale without restriction pursuant to Section 4(1) of the Securities Act, provided that, any restrictive legend on any certificate or other instrument representing such shares has been removed or there has been delivered to the transfer agent for such shares irrevocable documentation (including any necessary legal opinion) to the effect that, upon submission by the applicable selling securityholder of the certificate or instrument representing such security, any such restrictive legend shall be removed. See Note 13, “Commitments and contingencies,” below.

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

On December 7, 2012, the Company signed an agreement to enter into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian markets. As of June 30, 2014, the production facility was complete and manufacturing has been scheduled to commence during 2014. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture of which $850,000 and $500,000 has been contributed as of June 30, 2014 and December 31, 2013, respectively.

14. Related party transaction

In connection with the acquisition of Professional Power Products, Inc., the Company entered into a lease agreement effective April 1, 2014, with a limited liability company in which one of the former owners of PPPI is the sole member. The lease is for the land, buildings and certain equipment located at PPPI’s facilities in Darien, Wisconsin. The initial term of the lease is for seven years through March 31, 2021 and the initial annual base rent is $480,000 annually which is payable in equal monthly installments. The base rent is subject to annual increases as defined in the lease agreement. In the three months ended June 30, 2014, the Company recognized expense of $120,000 in connection with this lease. See Note 2, “Acquisition of Professional Power Products, Inc.” for further discussion of the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2013, and the related management’s discussion and analysis of financial condition and results of operations, contained in our annual report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014 (our “2013 Annual Report”). References to “we,” “us,” “our” and “our company” refer to Power Solutions International, Inc. and its subsidiaries and direct affiliates.

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

Overview

Organization

We design, manufacture, distribute and support power systems and large custom-engineered integrated electrical power generation systems for industrial OEMs across a broad range of industries including stationary electricity power generation, oil and gas, material handling, aerial work platforms, industrial sweepers, arbor, welding, airport ground support, turf, agricultural, construction and irrigation. Our engineering personnel design and test power system solutions and components supporting those solutions. Our major engine suppliers include Doosan, General Motors and Perkins/Caterpillar, and we source components from a variety of domestic and global suppliers. We operate as one business and geographic segment. Accordingly, the following discussion is based upon this presentation.

Net sales

We generate revenues and cash primarily from the sale of off-highway industrial power systems and aftermarket parts to industrial OEMs. Our products are sold globally. Net sales are derived from gross sales less sales returns and/or sales discounts.

Cost of sales

We manufacture and assemble our products at our facilities in Wood Dale, Illinois and Darien, Wisconsin. Materials used to manufacture and assemble our power systems account for the most significant component of our costs. Our cost of sales includes, labor, freight, depreciation and other inventoriable costs such as allocated overhead. Additionally, we also include the costs to procure materials and service our products as components of our cost of sales.

Operating expenses

Operating expenses include research & development and engineering, selling and service and general and administrative expenses. Research & development and engineering expense includes both internal personnel costs and expenses associated with outsourced third party engineering relationships. Research & development and engineering activities are staff intensive. Costs incurred primarily consist of wages and benefits for professional engineers, materials used in the development of new products and applications, and amounts paid to third parties under contractual engineering agreements. Research & development and engineering staff focus on advanced product development, application design, customer product support and other engineering related activities. Our advanced product development and application design staff primarily focus on current and future product design, prototyping, testing and application development activities. Our customer product support group provides dedicated engineering and technical attention to customer production support, including a direct communication link with our internal operations.

Selling and service expense represents the costs of our sales team, an aftermarket sales group and certain costs associated with field service and support of our products. We utilize a direct sales and marketing approach to maintain maximum customer interface and service support. Wages and benefits, together with expenses associated with travel, account for the majority of the costs in this category.

General and administrative expense principally represents costs of our corporate office and personnel that provide management, accounting, finance, human resources, information systems and related services which support the organization. In addition to wages and benefits, costs include public company expenses, professional services fees, insurance premiums, banking fees and other general facility and administrative support costs.

Other (income) expense

Other (income) expense includes interest expense on our revolving line of credit and other obligations upon which we pay interest, changes in the valuation of the warrants issued in the private placement that closed on April 29, 2011, and other pre-tax transactions which require classification in non-operating results. The changes in the valuation of our private placement warrants and our contingent consideration liability are subject to change based upon fluctuations in the market price of our common stock which can vary significantly from period to period. Other (income) expense may also include other non-operating expenses from time to time, such as a loss on debt extinguishment, valuation adjustments associated with acquisition activity, and other matters which are not otherwise considered operating income or expense.

Factors affecting comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Acquisition of Professional Power Products, Inc.

On April 1, 2014, we acquired Professional Power Products, Inc. (“PPPI”), a leading designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural gas power generation market. We acquired all of the outstanding capital stock of Professional Power Products, Inc. for an initial cash purchase price of approximately $45.4 million, including cash acquired of approximately $1.3 million, plus contingent consideration provisionally valued at $8.9 million. The actual amount of the contingent consideration will be based upon the 2014 full year operating results of PPPI. The contingent consideration will be payable in shares of our common stock as determined by the terms of the stock purchase agreement related to such acquisition.

To facilitate this transaction, we entered into an amended credit agreement with Wells Fargo Bank, N.A. to increase our revolving line of credit from $75.0 million to $90.0 million and added a secured $5.0 million term loan, among other things. See Note 9, “Revolving line of credit and term loan,” to the unaudited condensed consolidated financial statements and below under “Credit agreements” for further detail related to the financing associated with the acquisition. Approximately $41.0 million of the $52.2 million increase in our revolving line of credit from $17.9 million as of December 31, 2013 to $70.1 million as of June 30, 2014 was attributable to our acquisition of PPPI.

The contingent consideration liability estimated to be payable to the former owners of PPPI was initially valued at $8.9 million at the date of acquisition. As of June 30, 2014, the contingent consideration was revalued to $8.0 million, a decrease of $900,000 which amount was recognized as “Other (income) expense” in our consolidated results of operations for the three and six month periods ended June 30, 2014. The decrease in the contingent consideration liability was principally attributable to the decline in the value of our stock price between the respective measurement dates.

The Company incurred total transaction costs related to the acquisition of approximately $811,000. These costs were recognized in general and administrative expense for the six months ended June 30, 2014. There were no similar costs for the six months ended June 30, 2013.

Private placement warrants

Our quarter-to-quarter and quarter-over-quarter results can be impacted by our private placement warrant liability. The change in estimated fair value of the liability associated with the private placement warrants is primarily attributable to fluctuations in the trading value of our common stock period over period.

Stock-based and other executive compensation

On June 6, 2012, we granted a stock appreciation rights award to our Chief Operating Officer. As a result, we have incurred non-cash, stock-based compensation expense. However, the recognition of the expense for the stock appreciation rights was accelerated in 2013 as a result of achieving certain market conditions earlier than originally contemplated in the initial assumptions used to determine the expense and related recognition periods for those stock appreciation rights. As a result, SAR expense recognized was $105,000 and $450,000 in the three months ended June 30, 2014 and 2013, respectively, and $228,000 and $657,000, in the six months ended June 30, 2014 and 2013, respectively.

In addition, late in the second quarter of 2013 and at times during the remainder of 2013 and 2014, we granted restricted stock awards under our 2012 Incentive Compensation Plan to certain employees of the Company. As a result, stock compensation expense recognized was $237,000 and $18,000 in the three months ended June 30, 2014 and 2013, respectively and $435,000 and $18,000 in the six months ended June 30, 2014 and 2013, respectively.

On July 31, 2013, our Board, upon recommendation of the Compensation Committee, adopted an amendment to increase the number of shares of common stock available for issuance under our 2012 Incentive Compensation Plan by 700,000 shares, which amendment was approved by our stockholders on August 28, 2013. We may consider making additional share-based awards to our directors, officers and other employees and possibly to consultants, and if we do, we will incur additional non-cash, stock-based compensation expenses related to such awards.

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $270,000 in the three and six month periods ended June 30, 2013, due to the write-off of remaining unamortized loan fees associated with our prior credit facility. This item was not present in 2014.

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

Results of operations

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Net sales

Our net sales increased $24,240,000 (41.0%) to $83,378,000 for the three months ended June 30, 2014, compared to $59,138,000 in the three months ended June 30, 2013. Organic sales growth accounted for $17.0 million or approximately 70.0% of the increase in sales and the remaining increase was attributable to sales by PPPI, our recently acquired subsidiary. An increase in sales volume (as opposed to price increases) accounted for approximately $16.1 million of the $17.0 million increase in organic sales in the three months ended June 30, 2014 as compared to the same period in 2013. Of the total organic growth of $17.0 million, our power systems and related sales increased approximately $14.7 million, and our aftermarket parts sales accounted for the remaining $2.3 million increase. The sales increase was primarily due to strong growth in power generation sales, driven in large part by increased demand for our heavy duty power systems.

Gross profit

Our gross profit increased $4,212,000 (37.7%) to $15,396,000 for the three months ended June 30, 2014, from $11,184,000 in the three months ended June 30, 2013. Our gross profit increased primarily due to the previously discussed increase in organic sales and sales from PPPI. Gross margin was comparable at 18.5% for the three months ended June 30, 2014 and 18.9% for the same period in 2013.

Research & development and engineering

Research & development and engineering expense increased $1,456,000 (63.6%) to $3,745,000 in the three months ended June 30, 2014, as compared to $2,289,000 in 2013. We continue to make investments in the research and development of additional applications for our power systems across new and existing markets. We incur expenses connected with our professional engineers and amounts paid to third parties for contract services associated with our research and development activities. Compensation and benefits increased $912,000 in the three months ended June 30, 2014 as compared to the same period in 2013 as we added staff to support product development activities, including development of new engines and pursuing on-road applications for our products, among other things. Consulting and professional fees incurred to support the development of our research and development projects increased $255,000 in the three months ended June 30, 2014 as compared to the same period in 2013 and materials and related expenses incurred in the furtherance of such projects also increased $231,000 period over period. The remaining research & development and engineering components increased an aggregate of $58,000 in the three months ended June 30, 2014 as compared to the same period in 2013, none of which was individually significant. As a percentage of net sales, research & development and engineering expenses increased to 4.5% for the three months ended June 30, 2014, compared to 3.9% for the same period in 2013.

Selling and service

Selling and service expense increased $249,000 (11.9%) to $2,338,000 for the three months ended June 30, 2014, from $2,089,000 in the three months ended June 30, 2013. The increase was principally attributable to the incremental selling and service expense attributable to PPPI which was $316,000 in the three months ended June 30, 2014 and none in the same period in 2013. Wages and benefits increased $123,000 in the three months ended June 30, 2014 as compared to the same period in 2013 as we have increased our staff to pursue growth opportunities. These increases were partially offset by a net decrease in other selling and service components of $190,000 in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. As a percentage of net sales, selling and service expenses decreased to 2.8% in 2014 compared to 3.5% for the same period in 2013.

General and administrative

General and administrative expense increased $454,000 (15.3%) to $3,420,000 in the three months ended June 30, 2014, from $2,966,000 in 2013. The increase was partially attributable to general and administrative expense of PPPI, which was $360,000 in the three months ended June 30, 2014. Wages and benefits increased $308,000 in the three months ended June 30, 2014 as compared to the same period in 2013 principally due to the addition of staff to support our growth. These increases were partially offset by a net decrease in other general and administrative expenses of $214,000 in the three months ended June 30, 2014 as compared to the same period in 2013. As a percentage of net sales, general and administrative expense decreased to 4.1% in the three months ended June 30, 2014, from 5.0% for the same period in 2013.

Other (income) expense

Interest expense increased $140,000 (58.1%) to $381,000 in the three months ended June 30, 2014, as compared to $241,000 in 2013. The increase in interest expense was attributable to an increase in borrowings outstanding on our revolving line of credit and interest on the $5.0 million of term loan that we obtained on April 1, 2014. We used proceeds from the revolving line of credit and the proceeds from the term loan to finance our acquisition of PPPI. As a result, our average revolving line of credit outstanding was approximately $68.0 million during the three months ended June 30, 2014 as compared to approximately $31.9 million during the three months ended June 30, 2013. Including our revolving line of credit and our term loan, our weighted average borrowing rate was 1.88% for the three months ended June 30, 2014 as compared to 2.42% for the same period in 2013. Holding all other variables constant, we believe that our effective interest rate for the full year of 2014 will remain relatively unchanged from the rate reported for the three months ended June 30, 2014.

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

We recognized $900,000 of income arising from the reduction in the valuation of a contingent consideration liability in the three months ended June 30, 2014. The contingent consideration is payable to the former owners of PPPI in the form of shares of our common stock. The consideration paid for the acquisition of PPPI consisted of cash and shares of our common stock. The actual amount of shares of our common stock that will be payable to the former owners of PPPI is based upon PPPI’s full year 2014 performance, as defined in the stock purchase agreement related to the PPPI acquisition, and is considered contingent consideration. The initial valuation of the contingent consideration liability was based upon certain factors, including the price of our common stock, as defined in the stock purchase agreement and PPPI’s projected performance for 2014. The value of the contingent consideration liability decreased primarily as a result of a decrease in the market value of our common stock since the date of acquisition. This reduction in the contingent consideration liability was recognized as income in our consolidated operating results for the three months ended June 30, 2014.

We recognized income from a change in the value of our private placement warrants of $99,000 in the three months ended June 30, 2014, as compared to expense of $4,207,000 in the three months ended June 30, 2013. The change in estimated fair value of the private placement warrants was primarily attributable to fluctuations in the trading price of our common stock at each balance sheet date.

Other expense was $52,000 in the three months ended June 30, 2014 as compared to income of $17,000 for the same period in 2013.

Income tax expense

Our income tax expense increased $782,000 to $2,021,000 in the three months ended June 30, 2014, as compared to $1,239,000 for the same period in 2013. We estimated an interim effective income tax rate of 37.0% for 2014 and 2013, excluding the impact of any change in the valuation of the private placement warrants and the change in the value of the contingent consideration associated with the acquisition of PPPI.

The change in the valuation of our private placement warrants is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs. In addition, the change in the value of the contingent consideration liability is also a non-taxable transaction and such discrete items have been excluded from the computation of our estimated annual effective tax rate.

We had a reported income tax rate of 31.2% in the three months ended June 30, 2014, which was lower than our estimated effective income tax rate due to the reported non-taxable income associated with the change in the fair value of the private placement warrants and the contingent consideration liability. Due to the significance of the change in the fair value of the private placement warrants on income in the three months ended June 30, 2013, which resulted in a pre-tax loss for financial statement purposes, our reported income tax rate for the three months ended June 30, 2013 was not meaningful.

Six months ended June 30, 2014 compared with the six months ended June 30, 2013

Net sales

Our net sales increased $38,399,000 (34.4%) to $150,113,000 in the six months ended June 30, 2014 compared to $111,714,000 for the same period of 2013. Organic sales growth accounted for $31.1 million or approximately 81.0% of the increase in sales in the six months ended June 30, 2014 as compared to the same period in 2013, and the remaining increase was attributable to sales by PPPI. An increase in sales volume (as opposed to price increases) accounted for approximately $29.6 million of the $31.1 million increase in organic sales in the six months ended June 30, 2014 as compared to the same period in 2013. Of the total organic sales growth of $31.1 million, our power systems and related sales increased approximately $27.4 million, and our aftermarket parts sales accounted for the remaining $3.7 million increase. The sales increase was primarily driven by increased demand for our heavy duty power systems.

Gross profit

Our gross profit increased $6,973,000 (34.3%) to $27,326,000 for the six months ended June 30, 2014, from $20,353,000 in the comparable period of 2013. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 18.2% for each of the six month periods ended June 30, 2014 and 2013.

Research & development and engineering

Research and development and engineering expense increased $3,283,000 (80.9%) to $7,343,000 in the six months ended June 30, 2014, as compared to $4,060,000 for the same period in 2013. Wages and benefits increased $2,016,000 as we increased our headcount to support product development activities, including development of new engines and pursuing on-road applications for our products, among other things. Consulting and professional fees incurred to support the development of our research and development projects increased $283,000 in the six months ended June 30, 2014 as compared to the same period in 2013, and materials and related expenses incurred in the furtherance of such projects also increased $660,000 period over period. The remaining net increase in other research & development and engineering expense was $324,000 and occurred across the expense categories. As a percentage of net sales, research & development and engineering expense increased to 4.9% for the six months ended June 30, 2014, compared to 3.6% for the same period in 2013.

Selling and service

Selling and service expense increased $196,000 (4.9%) to $4,165,000 in the six month period ended June 30, 2014, from $3,969,000 in the comparable period of 2013. The increase was principally attributable to the incremental selling and service expense attributable to PPPI which was $316,000 in the six months ended June 30, 2014 and none in the comparable period in 2013. This increase was partially offset by a net decrease in other selling and service expense of $120,000 in the six months ended June 30, 2014 as compared to the same period in 2013. As a percentage of net sales, selling and service components decreased to 2.8% in the six months ended June 30, 2014, compared to 3.6% for the same period in 2013.

General and administrative

General and administrative expense increased $1,000,000 (18.5%) to $6,404,000 in the six months ended June 30, 2014, from $5,404,000 in the comparable period of 2013. Transaction expenses incurred in connection with the acquisition of PPPI accounted for $811,000 of the increase in the six months ended June 30, 2014, as compared to the same period in 2013. The increase was also partially attributable to general and administrative expense of PPPI, which was $360,000 in the three months ended June 30, 2014 and none in the comparable period in 2013. The remaining other expenses decreased $171,000 in the six months ended June 30, 2014 as compared to the same period in 2013. As a percentage of net sales, general and administrative expenses, excluding transaction expenses, decreased to 3.7% in the six months ended June 30, 2014, from 4.8% for the same period in 2013.

Other (income) expense

Interest expense increased $45,000 (10.3%) to $480,000 in the six months ended June 30, 2014, as compared to $435,000 for the same period in 2013. The increase in interest expense was attributable to an increase in our revolving line of credit and interest on the $5.0 million of term loan that we obtained on April 1, 2014 to finance our acquisition of PPPI. Our average revolving line of credit outstanding was approximately $42.6 million during the six months ended June 30, 2014 as compared to approximately $30.4 million during the six months ended June 30, 2013. Including our revolving line of credit and our term loan, our weighted average borrowing rate was 1.86% for the six months ended June 30, 2014 as compared to 2.28% for the same period in 2013.

We recognized a loss on debt extinguishment of $270,000 in the six months ended June 30, 2013, due to the write-off of remaining unamortized loan fees associated with our prior credit facility that we replaced on June 28, 2013.

We recognized $900,000 of income arising from a reduction in the contingent consideration liability in the six months ended June 30, 2014, as described in the analysis of results for the “Three months ended June 30, 2014 compared with the three months ended June 30, 2013.”

Private placement warrant expense (income) was income of $332,000 in the six months ended June 30, 2014, as compared to expense of $9,053,000 for the same period in 2013. The change in estimated fair value of the private placement warrants was primarily attributable to fluctuations in the trading price of our common stock at each balance sheet date.

Other expense was $75,000 in the six months ended June 30, 2014 as compared to income of $17,000 for the same period in 2013.

Income tax expense

Our income tax expense increased $1,073,000 to $3,279,000 in the six months ended June 30, 2014, as compared to $2,206,000 for the same period in 2013. We estimated an interim effective income tax rate of 37.0% for 2014 and 2013, excluding the impact of any change in the valuation of the private placement warrants and the change in the value of the contingent consideration associated with the acquisition of PPPI.

We had a reported income tax rate of 32.5% in the six months ended June 30, 2014, which was lower than our estimated effective income tax rate due to the reported non-taxable income associated with the changes in the fair value of the private placement warrants and the contingent consideration liability. Due to the significance of the change in the fair value of the private placement warrants on income in the six months ended June 30, 2013, which resulted in a pre-tax loss for financial statement purposes, our reported income tax rate for the six months ended June 30, 2013 was not meaningful.

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. We had previously increased our liquidity in the third quarter of 2013 through a public offering in which we sold 1,050,000 shares of our common stock at $35.00 per share that resulted in net proceeds to us of approximately $34.3 million after underwriters’ fees and expenses associated with the sale of these shares. Through the six months ended June 30, 2014, our primary sources of liquidity have been and continue to be cash flows from operations, principally collections of customer accounts receivable, and borrowing capacity under our credit facility. Effective April 1, 2014, we amended our $75.0 million credit facility with Wells Fargo Bank, National Association to increase our revolving line of credit facility to $90.0 million. Also on that date, we secured a $5.0 million term note, both of which are further described below under “Credit agreements.” The increase in our credit facility and the proceeds from the term debt were used to finance our acquisition of Professional Power Products, Inc. which we acquired on April 1, 2014.

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

As of June 30, 2014, we had working capital of $91,981,000 compared to $77,621,000 as of December 31, 2013. Our working capital increase of $14,360,000 was primarily attributable to a $13,569,000 increase in accounts receivable, net and a $22,612,000 increase in our inventory, net from December 31, 2013, principally resulting from continued growth in our business and our recent acquisition of PPPI. These increases were partially offset by a $14,192,000 increase in our accounts payable and the recognition of a liability of $8,000,000 representing contingent consideration arising from our acquisition of PPPI.

A limited number of our customers have payment terms which may extend up to 150 days. As of June 30, 2014 and December 31, 2013, our trade receivables included $7.1 million and $8.2 million, respectively, of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $3.3 million and $3.7 million at June 30, 2014 and December 31, 2013, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit, which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the six months ended June 30, 2014

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the six months ended June 30, 2014, we used $14,144,000 to fund our operations.

In the six months ended June 30, 2014, we had net income of $6,812,000 and non-cash adjustments totaling $1,960,000, resulting in cash generated from operations of $8,772,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments in the six months ended June 30, 2014 primarily included (i) $1,685,000 of depreciation and amortization, (ii) $663,000 of share-based compensation expense, (iii) $482,000 of expense recognized for the “step-up” valuation of certain inventory acquired in our acquisition of PPPI, (iv) $434,000 in provisions for inventory, and (v) other non-cash increases of $198,000. These increases were partially offset by non-cash adjustments of (i) $900,000 due to a decrease in the contingent consideration liability recorded in connection with the acquisition of PPPI, primarily due to a decrease in the market value of our common stock, and (ii) $332,000 due to a decrease in the fair value of the private placement warrants liability, also arising from a decrease in the market value of our common stock.

Cash generated of $8,772,000 from our net income (as adjusted for non-cash items) was offset by $22,916,000 of cash used by operating assets and liabilities in the six months ended June 30, 2014. Our inventories increased $18,455,000 as we built up our inventory to support current and future period sales. Our sales growth also resulted in a $9,310,000 increase in accounts receivable in the six months ended June 30, 2014. Prepaid expenses and other assets also increased $3,686,000 principally attributable to investments in our growth. Partially offsetting these increases was an $11,104,000 increase in accounts payable, principally attributable to the build-up of our inventory. The remaining components driving the increase in cash used were decreases in accrued compensation and other liabilities totaling $2,569,000 in the six months ended June 30, 2014.

Investing activities

Net cash used in investing activities was $46,887,000 in the six months ended June 30, 2014. As discussed previously, we acquired PPPI on April 1, 2014 in a taxable transaction. We initially paid $44,122,000 for PPPI, net of cash acquired. Property and equipment additions accounted for $2,415,000 in the six months ended June 30, 2014 and we also contributed an additional investment of $350,000 to our joint venture in China. In December 2012, we entered into a joint venture with MAT Holdings, Inc. for the purpose of manufacturing, assembling and selling certain engines into the Asian market. The joint venture initially provides for an investment of $1.2 million from each joint venture partner. Through June 30, 2014, our total investment into the joint venture was $850,000.

Financing activities

We generated approximately $60,431,000 of cash from financing activities for the six months ended June 30, 2014. We generated cash from $52,149,000 in net borrowings under our revolving line of credit in the six months ended June 30, 2014. We secured a term loan of $5,000,000 and received proceeds of $1,425,000 from the exercise of private placement warrants for shares of our common stock by certain investors. We also realized an income tax benefit of $2,462,000 from compensation costs deductible only for income tax purposes and arising from the issuance of our common stock under our 2012 Incentive Compensation Plan. Offsetting these proceeds was (i) $340,000 in the payment of withholding taxes for the net settlement of share-based awards which vested in the six months ended June 30, 2014, (ii) $139,000 for the installment payments due on our term loan, and (iii) $126,000 of transaction fees paid in connection with the amendment of our credit facility with Wells Fargo Bank, N.A. as further discussed below under “Credit agreements.”

Cash flows for the six months ended June 30, 2013

Operating activities

For the six months ended June 30, 2013, we used $5,206,000 to fund our operations.

We had a net loss of $5,027,000, which was offset by non-cash adjustments totaling $11,391,000, resulting in cash generated from operations of $6,364,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments in the six months ended June 30, 2013 primarily included non-cash expenses of (i) $9,053,000 arising from a change in the fair value of our private placement warrants, (ii) $749,000 of depreciation and amortization, (iii) $675,000 share-based compensation expense, and (iv) $616,000 in provisions for inventory. Non-cash adjustments also included $270,000 arising from the loss on debt extinguishment arising from the write-off of unamortized loan financing fees as a result of the replacement of our prior credit facility with BMO Harris Bank, N.A.

Cash generated of $6,364,000 from our net loss adjusted for non-cash expenses was offset by $11,570,000 of cash used by operating assets and liabilities in the six months ended June 30, 2013. Our inventories increased $8,580,000 as we built up our inventory to support current and future period sales. In addition, our accounts payable decreased $4,251,000 as a result of timing of payments to suppliers, and our income taxes payable also decreased $847,000 resulting from the payment of estimated income tax obligations. We also used $320,000 arising from changes in other components of operating activities, none of which was individually significant. Partially offsetting the cash used was cash generated by a $2,428,000 decrease in our accounts receivable arising from collections in excess of our sales activity in the six months ended June 30, 2013.

Investing activities

Net cash used in investing activities was $2,617,000 in the six months ended June 30, 2013, which was related primarily to the acquisition of property and equipment.

Financing activities

We generated approximately $8,715,000 of cash from financing activities for the six months ended June 30, 2013. We replaced our existing credit facility with BMO Harris Bank, N.A. on June 28, 2013 with a credit facility from Wells Fargo Bank, National Association, as more fully discussed in “Credit agreements” below. We repaid $38,945,000 representing the outstanding principal balance on the BMO Harris Bank, N.A. credit facility through an initial advance from the Wells Fargo Bank, National Association, credit facility of $38,995,000. In aggregate, net borrowings under our credit facility increased $6,207,000 in the six months ended June 30, 2013 and were used to fund our operations and acquisition of capital equipment. We generated $2,719,000 of cash from the exercise of private placement warrants by our investors. These increases were partially offset by $261,000 of transaction and financing fees paid primarily in connection with the replacement of our credit facility.

Credit agreements

Wells Fargo Bank, National Association credit agreement

On June 28, 2013, we entered into a credit agreement with Wells Fargo Bank, National Association, which replaced our prior credit agreement with BMO Harris Bank N.A. The Wells Credit Agreement enabled us to borrow under a revolving line of credit secured by substantially all of our tangible and intangible assets (other than real property). The Wells Credit Agreement (a) provided an initial maximum $75.0 million revolving line of credit to us, which, at our request and subject to the terms of the Wells Credit Agreement, could have been increased up to $100.0 million during the term of the Wells Credit Agreement; (b) bore interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or at our option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (c) had an unused line fee of 0.25% and (d) required us to report our fixed charge coverage ratio, when our Availability (as defined in the Wells Credit Agreement) was less than the Threshold Amount (as defined in the Wells Credit Agreement), and to continue to report our fixed charge coverage ratio until the date that Availability, for a period of 60 consecutive days, was greater than or equal to the Threshold Amount. We were required to meet a minimum monthly fixed charge coverage ratio of not less than 1.0 to 1.0, the testing of which commenced on the last day of the month prior to the date on which our Availability (as defined in the Wells Credit Agreement) was less than the Threshold Amount. The Threshold Amount was defined in the Wells Credit Agreement as the greater of (i) $9,375,000 or (ii) 12.5% of the maximum revolver amount of $75.0 million or as it may be increased during the term of the Wells Credit Agreement up to $100.0 million.

On April 1, 2014, the Wells Credit Agreement was amended to increase our revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires us to report our fixed charge coverage ratio and leverage ratio as described below and; (d) includes a $5.0 million term loan arrangement with Wells Fargo; and (e) includes a letter of credit subfacility of the revolving line of credit. The principal amount of the $5.0 million term loan is payable in 36 monthly equal installments with the first payment due on June 1, 2014, and bears interest at LIBOR plus 4.5%. The term loan may be paid in whole or in part at any time after June 30, 2014 upon at least 10 business days prior notice. Effective April 1, 2014 and during the period in which the term loan is outstanding, we will be subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. We will be required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and our debt leverage ratio may not exceed 4.0 to 1.0 during the period in which the term loan is outstanding. We used borrowings under the expanded revolving line of credit well as the proceeds from the term loan to finance our acquisition of Professional Power Products, Inc. which was consummated on April 1, 2014 as described in Note 2, “Acquisition of Professional Power Products, Inc.,” of the unaudited condensed consolidated financial statements included herein.

Other than the above mentioned amendments, the terms and conditions of the Amended Wells Credit Agreement are substantially similar to the Wells Credit Agreement. Under the Amended Wells Credit Agreement, the amount that we may borrow is limited to the lesser (i) of the maximum available amount and (ii) borrowing base. The borrowing base is calculated as a percentage of our eligible accounts receivable and eligible inventory plus a defined amount based upon certain of our fixed assets (all as defined in the Amended Wells Credit Agreement). The Amended Wells Credit Agreement also contains customary covenants and restrictions applicable to us, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. The revolving line of credit is secured by substantially all of our tangible and intangible assets (other than real property). The Amended Wells Credit Agreement is scheduled to mature on June 28, 2018.

BMO Harris Bank N.A. credit agreement

The Amended Harris Agreement was a loan and security agreement entered into with BMO Bank on April 29, 2011 and subsequently amended on March 20, 2012 and again on November 8, 2012, and replaced on June 28, 2013. The Amended Harris Agreement was a $50.0 million credit facility with a maturity date of March 20, 2017. Under the terms of the Amended Harris Agreement: (a) the revolving line of credit bore interest at BMO Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or, at our option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.75% to 2.25%; (b) the unused revolving line fee was 0.25%; and (c) we were only required to report our compliance with the fixed charge coverage ratio for any month when our Excess Availability, (as defined in the Amended Harris Agreement), was less than the Liquidity Threshold. The Liquidity Threshold was defined in the Amended Harris Agreement as the greater of (i) $7.5 million or (ii) 12.5% of the total credit facility of $50.0 million, as may have been reduced from time to time pursuant to the terms of the Amended Harris Agreement.

Outstanding borrowings under the credit agreements

As of June 30, 2014, $69.0 million of our outstanding borrowings under our revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.65% as of June 30, 2014. The remaining outstanding balance of $1.1 million as of June 30, 2014, had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $19.4 million at June 30, 2014. As of June 30, 2014, we had $4.9 million outstanding under the term loan, which bore interest at LIBOR plus 4.5%, which equaled 4.66% with the applicable margin included.

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

Impact of recently issued accounting standards

We evaluate the pronouncements of authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), to determine the impact of new pronouncements on GAAP and our unaudited condensed consolidated financial statements. In May of 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the contract with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize the appropriate amount of revenue when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning on or after January 1, 2017. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. We are currently evaluating the approach we will use to apply the new standard and the impact that the adoption of the new standard will have on our unaudited condensed consolidated financial statements. Other than the final standard on revenue recognition, there were no new accounting pronouncements that have been issued or adopted during the three months ended June 30, 2014, that are expected to have a significant effect on our unaudited condensed consolidated financial statements.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements included in this report. These risks, uncertainties and other factors, many of which have been previously identified and described in greater detail under the heading “Risk Factors” in our 2013 Annual Report, in our Quarterly Report on Form 10-Q for the period ended March 31, 2014 and in this Form 10-Q, include but are not limited to the following:

Risks Related to our Business and our Industry

•	The market for alternative fuel spark-ignited power systems may not develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

•	Our new 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.

•	We may not succeed with the expansion of our product into the on-road market.

•	New products, including new engines we develop, may not achieve widespread adoption.

•	Changes in environmental and regulatory policies could hurt the market for our products.

•	We currently face, and will continue to face, significant competition, which could result in a decrease in our revenue.

•	Our industrial OEM customers may not continue to outsource their power system needs.

•	We are dependent on certain products and industrial OEM market categories for a significant share of our revenues and profits.

•	The success of our acquisition of Professional Power Products, Inc. will depend upon our ability to integrate Professional Power Products, Inc. into our business and the amount of time and expense we spend and incur in connection with such integration, and the economic benefits, cost savings and other synergies that we anticipate as a result of the acquisition may not be fully realized or may take longer to realize than expected.

•	Failure to raise additional capital or to generate the significant capital necessary to continue our growth could reduce our ability to compete and could harm our business.

•	We are dependent on relationships with our OEM customers and any change in our relationships with any of our key OEM customers could have a material adverse effect on our business and financial results.

•	We are dependent on relationships with our material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

•	The quality and performance of our power systems are, in part, dependent on the quality of their component parts that we obtain from various suppliers, which makes us susceptible to performance issues that could materially and adversely affect our business, reputation and financial results.

•	We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability and excess inventory.

•	Changes in our product mix could materially and adversely affect our business.

•	We derive a substantial majority of our diesel power systems revenues from our relationships with Perkins and Caterpillar.

•	Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

•	Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

•	Price increases in some of the key components in our power systems could materially and adversely affect our operating results and cash flows.

•	Many of our power systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.

•	The loss of one or more key members of our senior management, or our inability to attract and retain qualified personnel could harm our business.

•	Our existing debt or new debt that we incur could adversely affect our business and growth prospects.

•	Failure or inability to meet our obligations under our current credit facility or any new credit facility could materially and adversely affect our business.

•	Our quarterly operating results are subject to variability from quarter to quarter.

•	If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

•	If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to sell our products and services.

•	We could suffer warranty claims that could materially and adversely affect our business.

•	We could become subject to product liability claims.

•	Our telematics tool, MasterTrak, may not be successful.

•	We may have difficulty managing the expansion of our operations.

•	If we do not properly manage the sales of our products into foreign markets, our business could suffer.

•	If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

•	We may be adversely impacted by work stoppages and other labor matters.

•	The Patient Protection and Affordable Care Act may have an adverse impact on our financial results.

•	Our business could be adversely affected by increased compensation costs or difficulties in attracting staff for our business including those related to our acquisition of Professional Power Products, Inc.

•	Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and financial results, including harming our ability to expand or by increasing our operating costs

•	Our joint venture for the purpose of manufacturing, assembling and selling certain power systems into the Asian market may not be successful.

•	We could be adversely affected by risks associated with other acquisitions and joint ventures.

•	We are and will continue to be subject to foreign laws, rules and regulations as our business expands into these foreign markets and cannot be certain as to our continued compliance and costs related thereto.

•	We could become liable for damages resulting from our manufacturing activities.

•	We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

•	Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could adversely affect us.

•	Variability in self-insurance liability estimates could significantly impact our results of operations.

Risks Related to the Ownership of our Common Stock

•	We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements.

•	Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

•	The price of our stock may be volatile and may decline in value.

•	Future sales by us or our existing stockholders could depress the market price of our common stock.

•	Our actual operating results may differ significantly from our guidance.

•	We have broad discretion in the use of borrowings under our revolving line of credit and may use them in a manner in which our stockholders would not consider appropriate.

•	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

•	Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

•	If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

•	We do not anticipate paying any dividends in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily due to its outstanding balances under the Amended Wells Credit Agreement. If interest rates were to fluctuate, there is a risk that any outstanding balance would be impacted by the prevailing rate, which may further impact our ability to repay the outstanding balance. A one percentage point increase or decrease in interest rates would increase or decrease our interest expense by approximately $750,000 annually based on our revolving line of credit and term loan balances outstanding as of June 30, 2014.

For a discussion of our liability for the Private Placement Warrants and contingent consideration liability, see Note 8, “Fair value of financial instruments,” to the unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) under the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(b) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered under this report.

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 1, 2014, we acquired Professional Power Products, Inc. (“PPPI”). Prior to the acquisition, PPPI was a privately-held company. We will exclude the operations of PPPI from the scope of our report on internal control over financial reporting for the year ending December 31, 2014. We will begin the process of evaluating controls at PPPI and implementing any additional internal control structure over the acquired operations during 2014. We expect that the necessary and appropriate internal controls will be in place beginning in 2015, and the acquired will be included within the scope of our report on internal control for the year ending December 31, 2015.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, in the normal course of business, we are party to various legal proceedings. Presently, we do not expect that any current pending legal proceedings will have a material adverse effect on our business, results of operations or financial condition.

Item 1.A. Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, along with the risk factor included in our Quarterly Report on Form 10-Q for the period ended March 31, 2014, include a detailed discussion of our risk factors. There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2014.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: August 8, 2014	By:	/s/ Daniel P. Gorey
Daniel P. Gorey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

10.1

Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between PSI International, LLC and Doosan Infracore Co., Ltd., as amended (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated August 6, 2014).†

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.

XBRL Taxonomy Extension Labels Linkbase Document.