Form 10-K
period 2014-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2015-03-13
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35944

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

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 and Section 15(d) of the Act.    YES  ☐    NO  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The aggregate market value of the common stock, par value $0.001 per share, of the registrant held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $334,387,590 based on the last reported sale price on The NASDAQ Capital Market on June 30, 2014 (although the total market capitalization of the registrant as of such date was approximately $772,110,209). Shares of the registrant’s common stock held by each executive officer and director and by each person who holds 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 3, 2015, there were 10,731,284 outstanding shares of the common stock, par value $0.001 per share, of the registrant.

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

Company Overview

We are a global producer and distributor of a broad range of high performance, certified low-emission, power systems that primarily run on alternative fuels such as natural gas and propane and are designed to meet emission standards of the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB). Our customers include large, multinational original equipment manufacturers (OEMs) of off-highway industrial equipment, and we are a sole source provider of alternative fuel power systems for most of these customers. Our power systems are currently used by OEMs in a wide range of industries with a diversified set of applications, including, stationary electricity generators, oil and gas equipment, forklifts, aerial work platforms, industrial sweepers, arbor equipment, agricultural and turf equipment, aircraft ground support equipment, construction and irrigation equipment, and other industrial equipment. In addition to our primary focus on the industrial market, we are introducing a range of alternative fuel power systems designed for the on-highway market.

Our power systems are highly engineered, comprehensive systems customized to meet specific industrial OEM application requirements and technical specifications, as well as requirements imposed by environmental regulatory bodies. Our power system configurations range from a basic engine block integrated with appropriate fuel system components to completely packaged power systems. We purchase engines from third party suppliers and produce internally-designed engines, both of which are then integrated into our power systems. We are also conducting research and development for the purpose of designing, developing and manufacturing other engines in-house. A substantial portion of the components we integrate into our power systems consist of internally designed components and components for which we coordinate significant design efforts with third party suppliers, with the remainder consisting largely of parts that we source off the shelf from third party suppliers. We are able to provide our customers with a comprehensive, emission-certified power system which can be incorporated, using a single part number, directly into a customer’s specified application.

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

In addition to our emission-certified power systems, we produce and distribute non-emission-certified power systems for industrial OEMs for particular applications in markets without emission standards (for example, oil and gas equipment used in Canada). Approximately 72% of our net sales for 2014 consisted of sales of emission-certified products, with approximately 64% of our 2014 net sales consisting of sales of emission certified products for which we hold the applicable regulatory certification and 8% of our 2014 net sales consisting of sales of diesel power systems for which the diesel engine supplier holds the applicable regulatory certification. Our remaining sales consisted of non-emission-certified power systems, integrated electrical power generation systems, parts and other components.

Industry and Market Overview

Industrial OEM Market

The off-highway industrial OEM market represents a diversified set of applications and industry categories that include both stationary and mobile industrial equipment including, but not limited to: power generation, oil and gas, material handling, aerial work platforms, sweepers, arbor, welding, airport ground support, agricultural, turf, construction and irrigation. While the power system requirements for the industrial OEM market bear similarities to the requirements for power systems used in automotive applications, there are substantial application differences between automotive and industrial equipment applications. Torque, start, stop, low speed and, with respect to certain applications, indoor use requirements, make direct use of an automotive power system impractical for use in most industrial equipment applications. Recognizing these differences, the EPA and CARB have issued distinct emission standards and regulations for industrial applications, as compared to those for automotive applications. As a result, there is not a direct crossover of available automotive power systems into the industrial OEM market. Power systems used in the industrial OEM market must satisfy these emission standards through a certification process with the EPA and CARB that includes durability testing of the engine emission system at zero and 5,000 hours, production line testing on a quarterly basis and field compliance audit testing. Given the level of engineering and financial resources that automotive engine manufacturers would need to dedicate to supply emission-certified product into the industrial OEM market, and given this market does not represent a core business for these manufacturers, automotive engine manufacturers do not typically compete in the industrial OEM market.

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

Increasingly Stringent Regulations and Growing Efforts to Reduce Emissions

Concerns regarding climate change and other environmental considerations have led to the implementation of laws and regulations that restrict, cap or tax emissions in the automotive industry and throughout other industries. In particular, EPA Tier 4 emission standards, CARB regulations, and policies in Europe, generally referred to as Stage I, II, III and IV regulations, are requiring a significant reduction in the level of emissions and particulate matter produced by diesel power systems. OEMs have experienced pressure to redesign their products to address these emission regulations, as products that are unable to meet emission standards may not be sold in the marketplace. However, we believe few suppliers to industrial OEMs have been capable of providing, or are willing to make the investments of time, financial, and other resources necessary to provide products that meet these more stringent emission regulations.

More stringent EPA and CARB emission regulations associated with diesel power systems have taken effect and are increasing both the cost and product footprint (in other words, the size of the power system) of diesel power products. Internal combustion engines generally produce emissions of carbon monoxide, unburned hydrocarbons (organic compounds consisting entirely of hydrogen and carbon that can be emitted as a result of incomplete fuel combustion and fuel evaporation), and oxides of nitrogen (highly reactive gases formed when oxygen and nitrogen in the air react with each other during combustion), and diesel engines produce particularly high levels of these pollutants. In addition, diesel engines produce particulate matter, which is among the areas of focus of these emission regulations. In 2004, the EPA adopted rules introducing Tier 4 emission standards which significantly reduce permitted emissions of oxides of nitrogen and particulate matter, and restrict hydrocarbon emissions, for off-road diesel engines of various sizes. The most recent standards adopted were initially implemented in 2008 and will continue to be phased in through 2015. As an example of the increasingly stringent standards to which diesel engines are subject, the most recent permitted levels, which began in 2012, of particulate matter for on-road diesel engines were reduced by approximately 90% from 2009 permitted levels. As a result, manufacturers and suppliers of diesel power systems, in comparison to spark-ignited power systems, face greater challenges in complying with the new emission regulations. A manufacturer of diesel power systems must expend significant resources to develop a compliant power system, often through incorporation of additional components into a power system to reduce levels of particulate and other emissions. These additional components increase the footprint of the diesel engine, as well. This can be a lengthy and expensive process. Based upon our experience with customers and suppliers, and on additional information provided by Power Systems Research, Inc., industrial OEMs are experiencing cost increases of between 30% and 100% for a comprehensive diesel power system with combustion and after-treatments incorporated to satisfy the new requirements. Furthermore, these emission regulations create not only a cost but also a footprint disadvantage for a diesel power system, when compared to a spark-ignited, emission-certified power system.

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

Increased Use of Alternative Fuels

A variety of market factors are contributing to the increased use of alternative fuels and growth of alternative fuel technology, including economics, energy independence, environmental concerns, and the widespread availability of alternative fuels. In recent years, the price of alternative fuels such as natural gas or propane has been substantially less than diesel or gasoline, and alternative fuels produce lower amounts of toxic greenhouse gases and noxious emissions. In the United States, significant domestic alternative fuel reserves have been identified, and it is believed these reserves could satisfy much of the energy needs of the U.S. for many years. According to a 2013 report published by the Potential Gas Committee (PGC), a nonprofit organization composed of experts working in the natural gas field, the U.S. future natural gas supply at the end of 2012 was 2.7 trillion cubic feet (consisting of PGC’s assessments of technically recoverable resources combined with the U.S. Department of Energy’s latest determination of proved reserves), which represents an increase of 22.1% from 2010 levels as determined by PGC. The abundance of domestic natural gas resources is expected to increase U.S. energy independence by reducing oil imports from foreign countries. As a result of these market factors, we believe the use of alternative fuels will continue to grow and providers of equipment in industrial OEM categories, such as power generation, that rely significantly on coal, diesel fuel and gasoline, will face increasing pressure to use alternative fuel power systems.

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

Leverageable, OEM-Focused Business Model

We are able to take advantage of opportunities for component standardization across industry categories, while still providing each industrial OEM with the flexibility to customize as required for particular design and application specifications. We aggregate our product development efforts, and can amortize associated costs, over our large and diverse OEM customer base and across industry categories. Furthermore, we capitalize on volume, economies of scale and global supply opportunities when sourcing component products. We can, therefore, provide our OEM customers with lower cost structures than they would otherwise be able to achieve on their own and help them reduce their part numbers and supply base by consolidating their procurement and assembly efforts down to a single part number product supplied by us. Our component sourcing relationships further enable our OEM customers to recognize resource reductions, inventory reductions and engineering support advantages.

Additionally, our relationships with international OEM customers that supply their industrial equipment into the United States generate opportunities for us to further supplement our business. We believe that once one of our emission-certified power systems is engineered into a foreign industrial OEM’s product, that OEM is likely to also incorporate our power systems into its products that do not require emission-compliant power systems. This use by foreign industrial OEMs of our power systems for both their emission-certified and non-emission-compliant power system needs reduces ongoing engineering, aftermarket and field service support requirements, while supporting a product strategy that can easily be adjusted to any future worldwide changes in emission requirements. These relationships further provide us with growth opportunities beyond those dependent upon

U.S. demand for emission regulated products, and solidify our supplier and partnership position with our foreign industrial OEM customers. Moreover, even if our relationship with an international OEM customer is limited to United States compliant power systems, we are in an opportune position to provide additional emission-compliant power systems in the future as emission regulations for industrial equipment begin to emerge in other countries around the world that align with regulations in the U.S.

Superior Technology

We are a recognized leader in providing industrial OEMs with highly engineered, technologically superior, emission-certified power systems that cover a wide range of possible fuel alternatives. Our power system development and manufacturing processes are supported by in-house design, prototyping, testing and engineering capabilities. We believe our customers are able to realize significant costs savings by leveraging our proven power system technology, our application engineering expertise, the broad range of our EPA and CARB emission-certified power systems and our industrial equipment testing and certification processes. They are also able to focus their efforts on the development of operations and system components core to their business, without having to expend considerable resources and costs associated with the emission certification process, which may require years to perform durability testing of the engine emission system at zero and 5,000 hours, production line testing on a quarterly basis and field compliance audit testing, each of which is mandated and regulated by the EPA and CARB.

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

Establish New Industrial OEM Relationships

We expect to strengthen our OEM customer base by developing new relationships with industrial OEMs. We seek to acquire new customers and gain new business from OEMs that we do not presently serve by focusing our marketing efforts toward these potential customers and capitalizing on our strong reputation; the depth, breadth and technological sophistication of our power systems; our commitment to customer service; and the cost savings we can offer. Emphasizing our experience and reputation in market categories in which our power systems are already well-established, such as power generation, we are focused on establishing new industrial OEM relationships and capturing a greater portion of the market share. We are also targeting new OEM customers in high-growth market categories, such as on-highway, material handling and oil and gas applications, while maintaining and enhancing our penetration in market categories that are growing more slowly. As we gain traction in emerging and high growth markets that did not previously represent significant opportunities for our power systems, we plan to further focus our efforts on potential customers in those categories.

Expand Into New Geographic Markets

We are focused on expanding our business internationally with OEM customers that require EPA and CARB compliant power systems to access the U.S. market and for non-compliant systems used in products sold outside the U.S. In 2012, we entered into a China-based joint venture with MAT Holdings, Inc. for the purpose of manufacturing, assembling and selling certain engines into the Asian market, initially focusing on the forklift market. In late 2014, we entered into a joint venture with Doosan Infracore Co., Ltd., Doosan PSI, LLC, to design, develop, produce, market and distribute industrial gas power systems to the global power generation market beginning in 2015. Furthermore, because we expect countries outside of the United States to implement emission regulations that are aligned with U.S. standards, we anticipate an opportunity to expand our relationships with industrial OEMs that supply emission-compliant products outside of the U.S. If such emission regulations are implemented consistent with our expectation, we anticipate being able to provide power systems to industrial OEMs that meet applicable foreign emission standards by leveraging our existing technology and experience in developing our EPA and CARB emission-certified products.

Develop New Products

By leveraging the deep industry experience of our engineering and new product development teams, we are working to broaden the range of our power system product offerings, including, engine classes and the industrial OEM market categories into which we supply our products. We capitalize on our technologically sophisticated, in-house design, prototyping, testing and application engineering capabilities to further refine our superior spark-ignited power system technology. We plan to apply our experience and expertise in developing comprehensive, integrated green power systems to expand our spark-ignited alternative fuel offerings.

Expand Into On-Highway Market

We have developed an internally designed, state-of-the-art, 8.8-liter fuel flexible engine that we currently sell into the industrial market and we plan to sell to truck and bus OEMs which will be a fully-integrated on-road drop-in solution. During 2014, the EPA certified our 8.8-liter propane and natural gas fueled engine for on-highway applications. We expect this engine to have a wide range of applications, including vocational trucks, school and transit buses, medium-duty delivery fleets, recreational vehicles, tow and utility trucks, and waste-hauling trucks. Furthermore, we have recently expanded our on-highway product line by entering into a multi-year supply agreement with General Motors for 4.8-liter and 6.0-liter fuel engines. We believe we now have a comprehensive range of powertrains for vehicle OEMs in the Class 4 through Class 7 truck and bus market.

Selectively Pursue Complementary Strategic Transactions

We may enter into strategic transactions, such as acquisitions of, or joint ventures or partnerships with, companies that present complementary non-organic growth opportunities. Specifically, we will seek opportunities that extend or supplement our presence into new geographic markets or industrial OEM market categories, expand our customer base, add new products or service applications or provide significant operating synergies. During 2014, we acquired Professional Power Products, Inc. (“3PI”), a leading designer and manufacturer of large, custom engineered, integrated electrical power generation systems serving the global diesel and natural gas power generation market. This acquisition extends our global reach and broadens our product offerings. We believe that there may be additional domestic or international strategic opportunities available to us as the sophistication of technology and amount of resources necessary to develop and supply power systems that meet increasingly stringent emission standards continue to increase.

Company History

Founded in 1985, we began as a Perkins diesel power system distributor, and we sought to break the then-prevalent OEM focus on the diesel engine as a commodity by providing value-added engineering, procurement and packaging of products and services to the industrial OEM marketplace. Because of our expanded product and service offerings, we played a significant role in moving the industrial OEM marketplace from a simple, engine-centric model to a more comprehensive model. This comprehensive power system model includes engineering, procurement and packaging solutions for cooling, electronics, air intake, fuel systems, power takeoff, exhaust, hydraulics and packaging application requirements. Through implementation of our strategy, we grew our diesel power system sales and became one of the largest Perkins diesel power system distributors in the world, a position we still maintain today.

Our desire to expand our product and service offerings, coupled with the success of our strategy in the diesel marketplace, motivated us to move into the marketplace for spark-ignited power systems. Beginning in the mid-1990s and continuing through today, we have applied our strategy to spark-ignited gasoline and alternative fuel products. In applying our extensive, prior experience developing power systems for our diesel power system OEM customers to the spark-ignited industrial OEM marketplace, and addressing the growing demand for diesel alternatives as a result of environmental and economic considerations, we have developed a comprehensive range of alternative fuel power systems. As a result, we have become a significant supplier of power systems to prominent OEM customers located throughout North America, with sales to OEM customers located (with location determined based upon the continent to which we ship a product) throughout North America representing approximately 93% of our net sales in 2014. We also sell our power systems to OEM customers located throughout the Pacific Rim (approximately 5% of our net sales in 2014) and Europe (approximately 2% of our net sales in 2014).

On April 29, 2011, our company, The W Group, Inc. completed a reverse acquisition transaction with Format, Inc. (which is now Power Solutions International, Inc.), in which PSI Merger Sub, Inc., a Delaware corporation that was newly-created as a wholly-owned subsidiary of Format, merged into The W Group, and The W Group remained as the surviving corporation of the merger. In that transaction, The W Group became a wholly-owned subsidiary of Power Solutions International, Inc.

Format was incorporated in the state of Nevada on March 21, 2001 for the purpose of providing EDGARizing services to various commercial and corporate entities. Due to the nominal operations and assets of Format, this reverse acquisition transaction was accounted for as a recapitalization.

The reverse recapitalization transaction was consummated under Delaware corporate law pursuant to an agreement and plan of merger. Upon completion of the reverse recapitalization, Format changed its name to Power Solutions International, Inc. All of the outstanding shares of common stock of The W Group held by the three stockholders of The W Group at the closing of the reverse recapitalization converted into shares of our common and preferred stock. These shares represented a substantial majority of the shares of our common stock and shares of preferred stock outstanding immediately following the consummation of the reverse recapitalization transaction. As a result of the reverse recapitalization, Power Solutions International, Inc. succeeded to the business of The W Group. On August 26, 2011, we completed a migratory merger and Power Solutions International, Inc., a Nevada corporation, merged into its wholly-owned subsidiary, Power Solutions International, Inc., a Delaware corporation. Power Solutions International, Inc., a Delaware corporation, continued as the surviving entity of the migratory merger. Pursuant to the migratory merger, among other things, our shares of preferred stock converted into shares of our common stock, we effected a 1-for-32 reverse stock split of our common stock and we changed our state of incorporation from Nevada to Delaware.

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

Our products are sold into a diversified set of markets within the industrial OEM industry, including power generation, oil and gas, material handling, aerial work platforms, sweepers, arbor products, welding, airport ground support, agricultural, turf, construction and irrigation. Different types of power systems are used within different industry categories (from which we receive varying, unequal amounts of revenues).

Power Generation

We offer EPA and CARB emission-certified power systems, including 0.97 liter to 22 liter power systems that use alternative fuels, for stationary emergency and non-emergency power generation products. Emergency engines are stationary engines which operate solely in emergency situations and during required periodic testing and maintenance. Examples include engines used in generators to produce power for critical networks when electrical power from the local utility provider is interrupted, and stand-by engines that pump water in the event of a fire or flood. Non-emergency products include prime power generation products, which produce continuous generation of power for an extended period of time, and peak shaving products, which generate power at times of maximum power demand.

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

Oil and Gas

The oil and gas market category includes oil field pumps/components, compressors, on-site power generation and other machines and equipment used in the production of oil and gas. Previously, OEMs competing in these markets were generally not concerned about fuel economy, cost of repair or efficiency of operation. Today, however, there is a growing focus in this market category on, and understanding of, the costs associated with down time, the value of fuel savings with more economical solutions and the benefits of using product portfolios with consistent fuel systems and aftermarket support. We provide a power generation system to completed wells that is significantly more cost competitive when compared to the cost of using diesel fuel or utility grid power. Our power systems are capable of burning free well-head gas, thereby providing a distinct opportunity for oil producers to save on their operating expenses which becomes more important as the cost per barrel of oil decreases. Our focus is not with the rigs doing the drilling inherent in oil exploration and requiring significant capital costs, but on the completed wells where existing production is far less sensitive to oil price volatility than is exploration. We believe that our installed base of flare gas fueled generators to the existing number of wells leaves us with significant opportunities for our power systems in this market category.

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

Other Engine Power Systems Products

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

Service and Support

Aftermarket and Service Parts

We have extensive aftermarket and service parts programs. These programs consist of: (1) internal aftermarket service parts programs with worldwide sales and distribution capabilities, and (2) internal OEM developed service parts programs for components and products supplied by us. We continue to focus on, and invest in, the aftermarket portion of our business. We have grown our industrial spark-ignited engine parts business by employing experts in the gas engine aftermarket field, increasing our investment in the global sourcing of parts and expanding parts books and online ordering capabilities. We have also developed stocking programs and maintenance kits that enable OEMs, service dealers and distributors to reduce downtime and increase product use.

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

Our arrangements with our customers, including our relationships with our industrial OEM customers in Asia, generally do not fix on other than a short term basis with certain limited exceptions, pricing terms or quantities of our power systems to be purchased and sold and typically do not mandate exclusivity. Purchases are made by customers on a purchase order basis, with pricing of our power systems driven in large part by the volume of power systems purchased by a particular customer and market-based factors, including the price of raw materials and other components incorporated into our power systems, as well as prices for comparable power systems, if any, offered by our competitors.

Our largest customers, based upon our consolidated revenues in 2014, include Kohler, Nacco and Taylor Power Systems, of which each represented more than ten percent of our 2014 consolidated net sales. Our relationships with these customers are all pursuant to terms and conditions substantially similar to the arrangements described above, including the manner in which prices are determined. Our largest customers change from time to time as a result of various factors, including prevailing market conditions, our customers’

strategies (such as their focus on marketing and sales efforts with respect to products into which our power systems are incorporated as compared to their other products) and our customers’ existing inventory of our power systems.

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

Our research and development expenditures for our fiscal years 2014, 2013 and 2012 were approximately $14.9 million, $9.4 million and $6.8 million, respectively.

Manufacturing

We currently manufacture our products at our facilities in Wood Dale, Illinois and Darien, Wisconsin. We customize our power systems to meet specific requirements of industrial OEM applications and the needs of our industrial OEM customers. We have recently invested in machining equipment to hone and finish our internally designed engine blocks, which are initially cast at a supplier’s foundry. We also design and manufacture large, custom engineered integrated electrical power generation systems for both standby and prime power applications. Our production operations encompass all aspects of manufacturing our power systems, which range from fitting a basic engine block with appropriate fuel system components to building a comprehensive power system that includes any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry.

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

Our engineering and manufacturing systems use sophisticated, paperless, integrated, software-based management and control systems. Our warehouse systems include computerized management systems and high speed infrastructure such as wire guided racking systems and high density automated carousel systems. We use a dynamic, software-driven inventory management system, which allows us to accurately monitor inventory levels for our comprehensive power systems, subsystems and individual components. We also incorporate, within our manufacturing process, software that enables us to identify and deliver components and other parts to our OEM customers.

We focus on safety, quality and on-time delivery in our manufacturing operations. We are 9001-2008 ISO Certified, the highest ISO certification available. The ISO 9000 family of quality management standards, which must be met in order to become ISO certified, is designed to help organizations monitor and improve the quality and delivery of products and/or services to their customers. We also use Six Sigma, a business management strategy designed to minimize variability in manufacturing and business processes, 5S, a workplace organization methodology designed to maximize efficiency and effectiveness, and other disciplines in our goal of continuous improvements in quality and on-time delivery. Structured staff training is a constant priority and includes closed-loop quality monitoring and feedback systems.

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

Under our new expanded distribution agreement with Perkins, we are a distributor of specified Perkins engines within a territory consisting of the states of North Dakota, South Dakota, Minnesota, Wisconsin, Iowa, Michigan, Ohio, Indiana, Illinois, Missouri, Nebraska, Kansas, Pennsylvania, New Jersey, Delaware, Maryland (including Washington, District of Columbia), West Virginia, New Hampshire, Vermont, Massachusetts, Maine, Rhode Island, Connecticut and New York. In exchange for this expanded territory, we are required to purchase from Perkins all of our requirements for the same or similar engines covered by the agreement. As described in further detail below under “Sales and Marketing; Value-Added Resellers; Distribution — Sales and Marketing; Value-Added Resellers,” under the distribution agreement with Perkins, we are also required to establish a service and support network that provides various services to our customers that purchase power systems which use Perkins engines. The initial term of this distribution agreement with Perkins is currently scheduled to expire on December 31, 2017.

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

Sales and Marketing; Value-Added Resellers; Distribution

Sales and Marketing; Value Added Resellers

We employ a direct sales and marketing approach to maintain maximum interface with, and service support for, our OEM customers. This direct interface incorporates our internal technical sales representatives. In Asia, we currently complement our direct OEM relationships with a local, independent sales and product support organization. This local sales and support organization provides the necessary knowledge of local customs and requirements, while also providing immediate sales assistance and customer support. In general, we engage third parties to provide local service and support functions for our power systems sold to our domestic OEM customers on a case by case basis, as necessary. Further, as required by our agreement with Perkins, we have also established a service and support network in our territory, as described under Arrangements with Key Suppliers, which provides various services to our customers that purchase power systems using Perkins engines, including warranty support, servicing of Perkins engines, technical support and parts support (including support for aftermarket parts).

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

Aftermarket Distribution

Our aftermarket and service parts distribution organization consist of three main sales and distribution programs:

•	OEM Customers With an In-House, Spark-Ignited Product Service Parts Program: For our OEM customers that maintain their own service parts distribution and product support programs, we supply them with the information and component products required to support an effective global OEM customer service parts program.

•	OEM Customers Without an In-House, Spark-Ignited Product Service Parts Program: For our OEM customers that do not maintain their own service parts distribution and product support programs, we maintain a web-based and internal sales-oriented global aftermarket and service parts distribution system for our spark-ignited product and ancillary components. Through this product support program that we provide on behalf of our OEM customers, we capitalize on market opportunities that exist outside of those associated with our OEM customer base.

•	Perkins Diesel Service Parts Program: We provide Perkins diesel service parts through a network of established service and parts organizations located throughout our distributor territory, as described above under “Arrangements with Key Suppliers”.

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

Other competitors have been automotive engine companies, but a number have ceased directly supplying power systems to industrial OEMs (although they continue to supply their standard engines and components to producers of power systems for this market). They have left this market primarily because production of emission-compliant and certified industrial engines is not in their core competency area and because the changing regulations create difficulties for them, as engine life spans are short. More generally, we believe that the significant costs associated with developing and certifying emission-compliant power systems as applicable regulations change have led some companies to exit our markets and have deterred others from entering them.

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

The first EPA emissions regulations adopted for diesel engines, known as Tier 1, applied to diesel engines used in mobile off-highway applications in the U.S., and similar standards for diesel engines, known as Stage I regulations, were implemented thereafter in Europe. The EPA and applicable agencies in Europe have continued to develop emission regulations for diesel engines in the U.S. and Europe, respectively, and have adopted more restrictive standards. The current diesel engine emission requirements in the U.S are known as Tier 4and are applicable to non-road diesel engines used in industrial equipment. Similarly, Europe has adopted more restrictive standards under its Stage IV regulations. Tier 4 and Stage IV regulations call for reductions in levels of particulate matter and oxides of nitrogen (by approximately 90% from current levels in a majority of power categories under the Tier 4 requirements). The phase-in of Tier 4 regulations commenced for the smallest engines (based on horsepower) at the beginning of 2008, and the final phase-in of Tier 4 regulations for engines of all sizes will be completed in 2015. The phase-in of the Stage IV regulations commenced in 2014 and will be completed in 2015. Because we do not sell diesel power systems in Europe, only the Tier 4 regulations will directly impact any of our power systems. With respect to our diesel power systems that use Perkins/Caterpillar diesel engines, Perkins/Caterpillar is responsible for the testing and other manufacturing processes associated with obtaining emission certification for its diesel engines (as well as making sure that these engines remain compliant) and, accordingly, is the holder of the applicable regulatory emission certification. As a result, Perkins/Caterpillar is ultimately responsible for modifications to its engines necessary to meet these, and any future, emissions regulations. In part due to the anticipated larger footprint of these modified diesel engines, we will need to make corresponding adjustments to our power systems into which they will be integrated, including through the selection and design of componentry to be incorporated into these power systems.

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

Pursuant to the regulations of the EPA and CARB, we are presently required to obtain emission compliance certification from the EPA and CARB to sell our power systems generally throughout the United States and California, respectively. The emission compliance and certification process begins with the planning and development of a base fuel and emission control system technology, which may be used as a platform that can be applied to the range of power systems requiring certification. The development of this platform generally begins approximately 18 months prior to the onset of the exhaust emission standard implementation date. A complete fuel and emission controls system platform consists of fuel handling, trimming and transport components, electronic engine controller, sensors and exhaust after-treatment technology. The process involves developing the system to meet the requirements of the environmental regulatory agencies, as well as industry expected quality standards and other commercial expectations, all at a cost that will allow us to sell our power system at a competitive market price.

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

Employees

As of March 3, 2015, our workforce consisted of approximately 701 persons, including 4 part-time staff. Of this total, approximately 147 persons are individuals whose services we obtain through an arrangement with a professional employer organization and 190 persons are from individuals whose services we obtain through a temporary employment agency.

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

Risks Related to our Business and our Industry

The market for alternative fuel spark-ignited power systems may not continue to develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

Our future growth is dependent upon the market for efficient alternative fuel spark-ignited power systems (including natural gas and propane) expanding as a result of our customers and potential customers substituting alternative fuel power systems for diesel power systems. Part of our business plan is dependent on our market forecasts with respect to this expected substitution trend. However, there can be no assurance that we can accurately predict the potential impact of new diesel emission regulations, which we assume will help drive this trend by increasing the cost and product footprint of diesel power systems, nor can we assure that customers or potential customers would substitute natural gas and propane powered power systems for diesel power systems in response to these regulations. In addition, to the extent that diesel power system manufacturers develop the ability to design and produce emission-compliant diesel power systems that they can sell at a lower price and have smaller product footprints than we currently expect, diesel power systems will be more competitive with our alternative fuel power systems, and customers and potential customers may be less likely to substitute alternative fuel power systems for diesel power systems. Furthermore, even if alternative fuel power systems are substituted for diesel power systems, there can be no assurance that our power systems would capture any portion of the potential market increase. If the industrial OEM market generally, or more specifically any of the industrial OEM categories which represent a significant portion of our business or in which we anticipate significant growth opportunities for our power systems, fails to develop or develops more slowly than we anticipate, the growth of our business and our business plan could be materially adversely affected.

Our 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.

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

The discovery of any significant problems with these engines, or any of the other engines we develop, could result in recall campaigns, increased warranty costs, potential product liability claims, reputational risk and brand risk. More specifically, sales of our own internally developed engine could lead to significantly higher warranty costs to service this engine if it does not perform to expectations, as we would be unable to rely on a warranty provided by a third-party engine manufacturer. Additionally, any performance issues with our internally developed engine could also result in increased product liability claims, and we would be unable to rely on any indemnification provided by a third-party engine manufacturer. Potential losses could also arise from other unforeseen issues associated with the internal production of our own base engine block. For additional detail regarding the risk of introducing a new product such as our 8.8 liter engine, see “— New products, including new engines we develop, may not achieve widespread adoption.” For additional detail regarding the risk of warranty costs and product liability claims, see “— We could suffer warranty claims that could materially and adversely affect our business” and “— We could become subject to product liability claims.”

We may not succeed with the expansion of our product into the on-road market.

Our current products have historically been sold and used in the off-road industrial markets. We have announced our intention to expand our product line to on-road markets into which we have not previously sold.

The costs and regulations involved with certifying an engine for on-road applications may be more than expected, which could affect our ability to successfully expand our product line into these markets. Additionally, the stresses and demands on engines and power systems used for on-road applications could result in unexpected issues. Not only are we attempting to expand into markets into which we have not previously sold, we are attempting to do so using our newly designed and internally developed 8.8 liter engine. This unproven engine for on-road applications (and other additional applications) may not gain acceptance as an alternative to proven engines already used in on-road applications, and our company may not generally gain acceptance as a supplier to on-road markets. For additional detail regarding the risks related to our newly developed 8.8 liter engine, see “— Our 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.”

As we begin to sell into these markets, we may expose ourselves to additional costs associated with on-road engine failures. These costs could be significant, not only if the vehicle into which the engine is installed becomes damaged, but because of the increased potential for injuries or fatalities that could arise from a malfunction or manufacturing defect in an engine used for on-road applications. Finally, we may face significantly increased competition in the on-road markets from competitors with longer operating histories, greater name recognition and greater financial and marketing resources than our current competitors in the off-

road industrial markets. For additional detail regarding the competition faced by our company, see “— We currently face, and will continue to face, significant competition, which could result in a decrease in our revenue.”

We have expanded our on-road product line by entering a multi-year supply agreement with General Motors for 4.8-liter and 6.0-liter engines. There is no guarantee that we will be successful in expanding our on-road product line which could have an adverse impact on our on-road supply agreement with General Motors.

New products, including new engines we develop, may not achieve widespread adoption.

Our growth may depend on our ability to develop and/or acquire new products, and/or refine our existing products and power system technology, to complement and enhance the breadth of our power system offerings with respect to engine class and the industrial OEM market categories into which we supply our products. We will generally seek to develop or acquire new products, or enhance our existing products and power system technology, if we believe they will provide significant additional revenues and favorable profit margins. However, we cannot know beforehand whether any new or enhanced products will successfully penetrate our target markets. There can be no assurance that newly developed or acquired products will perform as well as we expect, or that such products will gain widespread adoption among our customers.

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

We generally must obtain product certification from both the EPA and CARB to sell our products in the United States. We may attempt to expand sales of our certified power systems to industrial OEMs that sell their products in Europe, which also has stringent emissions requirements. Accordingly, future sales of our product will depend upon their being certified to meet the existing and future air quality and energy standards imposed by the relevant regulatory agencies. While we incur significant research and developments costs to ensure that our products comply with emission standards and meet certification requirements in the regions where our products are sold, we cannot provide assurance that our products will continue to meet these standards. The failure to comply with certification requirements would not only adversely affect future sales but could result in the recall of our products or civil or criminal penalties.

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

During fiscal 2014, a significant portion of our revenues were derived from sales of our power systems to be incorporated into equipment used in the power generation and forklift market categories, and we anticipate that sales of power systems in these market categories will continue to represent a significant portion of our revenues for the foreseeable future. We further believe that our growth may depend in a significant part upon our ability to increase sales of our power systems in the material handling and oil and gas market categories, as well as certain other industrial OEM categories. There can be no assurance that the material handling and oil and gas market categories, or any other industrial market category into which we sell our power systems, will grow as quickly or as significantly as we expect (if at all), or that the current, or any future, demand for our power systems in any of these market categories will not decrease.

We are dependent on relationships with our OEM customers and any change in our relationships with any of our key OEM customers could have a material adverse effect on our business and financial results.

Our power systems are integrated into our OEM customers’ equipment for subsequent sales and distribution to end-users of off-highway industrial equipment. Three of our customers represented more than 10% of our sales in each of the last three fiscal years. We do not currently have formal, written agreements with certain of these customers or some of our other largest customers. There can be no assurance that our current material customers, or industrial OEMs in general, will continue manufacturing equipment that uses our power systems or, if they do manufacture such equipment, that the end-users of our OEM customers will choose to purchase products into which our power systems are incorporated. Any integration, design, manufacturing or marketing problems encountered by our OEM customers could adversely affect the demand for our power systems and the ability of our OEM customers to timely pay us amounts due for our products and services. Any change in our relationships with any of our key OEM customers, whether as a result of economic or competitive pressures or otherwise, including any decision by our OEM customers to reduce their commitments to purchase our power systems in favor of competing products, could have a material adverse effect on our business and financial results.

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

In addition to our internally produced engines, we source engines from third party suppliers. We have established relationships with these third party engine suppliers and other suppliers from which we source our components for our power systems. We are substantially dependent on our three key engine suppliers, General Motors, Perkins/Caterpillar and Doosan. Sales of our power systems incorporating engines from General Motors, Perkins/Caterpillar and Doosan represented approximately 38%, 8% and 36% of our total sales for fiscal 2014, respectively, and represented approximately 50%, 10% and 25% of our total sales for fiscal 2013, respectively. If any of these three engine suppliers were to fail to provide engines in a timely manner or to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or providing any such engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected. In addition, we currently source other important components used in our power systems, such as catalysts, engine controllers, fuel mixers, wiring harnesses, engine sensors and intake manifolds, from a limited number of suppliers. Much of the technology incorporated into these components that we source from a limited number of suppliers is technologically sophisticated, and we do not believe that our competitors have access to some of this sophisticated technology. Our business could be harmed by adverse changes in our relationships with our non-engine component suppliers, or if our competitors gain access to the technology. Further, if our suppliers are unable to provide components to us in a timely manner, or are unable to meet our quality, quantity or cost requirements, we may not in all cases be able to promptly obtain substitute sources. Any extended delay in receiving engines or other critical components could impair our ability to deliver products to our OEM customers.

We do not have formal, written agreements with many of our component suppliers. Most of our non-engine component supply agreements do not extend past the end of 2015. In any event, a component supplier may fail to provide components on a timely basis, or fail to meet our specifications or other requirements for a component, regardless of whether we have a written contract with such supplier.

We derive a substantial majority of our diesel power systems revenues from our relationships with Perkins and Caterpillar.

We derive a significant portion of our diesel power systems business from our distribution agreement with Perkins, our packaging and distribution agreements with Caterpillar engine dealers and our association with Caterpillar. Our business with Perkins and Caterpillar represented approximately 10% and 13% of our revenues in fiscal 2014 and 2013, respectively. Any material change in our relationships with Perkins and Caterpillar, including the termination of our distribution agreement with Perkins, could have a material adverse effect on our business and financial results.

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

We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability and cause us to accumulate excess inventory.

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

Challenging global economic conditions, which can have a particularly severe impact on industrial markets, have had, and may in the future have, a material adverse effect on our business. More specifically, such conditions resulted in significantly reduced demand in 2009 for our power systems and other products from our industrial OEM customers, as those customers faced sharp declines in market demand for their products into which our power systems are incorporated. Our net sales decreased from 2008 to 2009, primarily due to lower power system shipment volumes and aftermarket parts sales resulting from this reduced demand. This sales decrease was reflected across our base of customers in all of the OEM categories in which our power systems are used. Difficult market conditions can also cause us to experience pricing pressure, negatively impacting our margins.

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

The volatility of oil and gas prices may indirectly affect our stock price.

While our company develops alternative fuel spark-engine power systems for off-road industrial equipment and the 8.8 liter engine for on-highway vehicles, we may be indirectly affected by the price of oil and gas. The investing public may categorize our stock with other fuel or alternative energy stocks, thus the volatility of the price of oil and gas may affect the price of our stock. In particular, when the price of oil declines, oil becomes a more favorable source of fuel in the short term and alternative fuel and energy producers suffer as a result. This, as with any commodity volatility, will occur from time to time and may adversely affect the price of our stock.

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

We are obliged under a credit agreement with Wells Fargo Bank, NA. Failure or inability to meet our obligations under our current credit agreement or any new credit facility could materially and adversely affect our business. In addition, our debt obligations could make us more vulnerable to adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in current and potential future credit agreements have important consequences, including:

•	limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;

•	limiting our ability to incur additional indebtedness;

•	limiting our ability to capitalize on significant business opportunities, including mergers, acquisitions and other strategic transactions;

•	placing us at a competitive disadvantage to those of our competitors that are less indebted than we are;

•	making us more vulnerable to rising interest rates;

•	and making us more vulnerable in the event of a downturn in our business.

More specifically, pursuant to our current credit agreement with our senior lender, we have agreed to certain financial covenants, including maintaining certain ratios between our adjusted earnings before interest, taxes, depreciation and amortization and our fixed charges. In addition, our current credit agreement places limitations on our ability to make acquisitions of other companies. Any failure by us to comply with the financial covenants set forth in our current credit agreement in the future, if not cured or waived, could result in our senior lender accelerating the maturity of our indebtedness or preventing us from accessing availability under our credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

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

We may in the future be subject to infringement claims that may result in litigation. Successful infringement claims against us could result in substantial monetary liability, require us to enter into royalty or licensing arrangements, or otherwise materially disrupt the conduct of our business. In addition, even if we prevail in the defense of any such claims, any such litigation could be time-consuming and expensive to defend or settle, and could result in the diversion of the time and attention of management and of operational resources, which could materially and adversely affect our business. Any potential intellectual property litigation also could force us to do one or more of the following:

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

From time to time, we may incur liabilities for warranty claims as a result of defective products or components, including claims arising from defective products or components provided by our suppliers that are integrated into our power systems. The provisions we make for warranty accrual may not be sufficient or we may be unable to rely on a warranty provided by a third-party manufacturer, and we may recognize additional expenses as a result of warranty claims in excess of our current expectations. Such warranty claims may necessitate a redesign, re-specification, a change in manufacturing processes, and/or recall of our power systems, which could have an adverse impact on our finances and on existing or future sales of our power systems and other products. Even in the absence of any warranty claims, a product deficiency such as a manufacturing defect or a safety issue may necessitate a product recall, which could have an adverse impact on our finances and on existing or future sales.

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

We may have difficulty managing the expansion of our operations.

In order to effectively manage our operations and growth, including growth in the sales of, and services related to, our power systems, we may need to:

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

Rapid expansion of our operations could place a strain on our senior management team, support teams, manufacturing lines, information technology platforms and other resources. In addition, we may be required to place more reliance on our strategic partners and suppliers, some of whom may not be capable of meeting our production demands in terms of timing, quantity, quality or cost. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any rapid expansion could harm our business, prospects, results of operations or financial condition.

If we do not properly manage the sales of our products into foreign markets, our business could suffer.

We have sales and distribution activities in Asia and Europe, where we may lack sufficient expertise, knowledge of local customs or contacts. In Asia, we depend upon an independent sales and support organization to complement our OEM relationships and provide knowledge of local customs and requirements, while also providing immediate sales assistance and customer support. There can be no assurance that we will be able to maintain our current relationship with this independent sales and support organization, or that we will be able to develop effective, similar relationships in foreign markets into which we supply our products in the future.

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

We operate our business, including all of our production and manufacturing processes, out of facilities that are all located in Wood Dale, Illinois and Darien, Wisconsin. If damaged, our facilities, our manufacturing lines, the equipment we use to perform our emission certification and other tests and our other business process systems would be costly to replace and could require substantial time to repair or replace. We are particularly subject to this risk because of the current geographic concentration of our facilities in Wood Dale, Illinois which accounted for over 90% of our fiscal 2014 net sales. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including inclement weather, earthquakes, wildfires, floods, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to efficiently operate our business for some period of time. In addition, such events may temporarily interrupt our ability to receive engines, fuel systems or other components for our power systems from our suppliers and to have access to our various production systems necessary to operate our business. Our insurance covering damage to our properties and the disruption of our business may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Our workforce consists of full-time and part-time employees, as well as members of our production team whose services we obtain through an arrangement with a professional employer organization. While none of the members of our workforce are currently represented by a union or covered by a collective bargaining agreement, there have been unsuccessful efforts to unionize our manufacturing employees in the past, and there can be no assurance that members of our workforce will not in the future join a union. If our employees organize and join a union in the future, there can be no assurance that future issues with our workforce will be resolved favorably or that we will not encounter future strikes, work stoppages or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

Our success and future growth depends to a significant degree on the skills and continued services of our management team, in particular Gary Winemaster, our Chief Executive Officer and President, Eric Cohen, our Chief Operating Officer and Daniel Gorey, our Chief Financial Officer, as well as other members of management and key employees of our affiliates and subsidiaries. The loss of any of our key members of management could inhibit our growth prospects, limit our acquisition and joint venture opportunities or impede upon our integration of acquired businesses, technologies services or products, including Professional Power Products, Inc. Our future success also depends in large part on our ability to attract, retain and motivate key management, engineering, manufacturing and operating personnel. As we develop additional capabilities, we may require more skilled personnel. Given the highly specialized nature of our power systems, these personnel must be highly skilled and have a sound understanding of our industry, business and our technology. The market for such personnel is highly competitive. As a result, we may not be able to continue to attract and retain the personnel needed to support our business.

Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and financial results, including harming our ability to expand or by increasing our operating costs.

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

We may be subject to some or all of the risks and uncertainties described above in connection with our acquisition of Professional Power Products, Inc., particularly because it was the first acquisition we have completed. The economic benefits, cost savings and other synergies that we anticipate as a result of that transaction may not be fully realized or may take longer to realize than we expect. Furthermore, the operating results of the Professional Power Products, Inc. business may be more volatile and less predictable than those of our core business. In addition, we incurred substantial additional indebtedness to finance the cash purchase price we paid to acquire Professional Power Products, Inc., reducing our capacity to borrow additional amounts and requiring us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the cash resources available to us to fund capital expenditures, pursue other acquisitions or investments in new technologies and meet general corporate and working capital needs. This increased indebtedness may also limit our flexibility in planning for, and reacting to, changes in or challenges relating to our business and industry.

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

Our joint ventures into the Asian market may not be successful.

In 2012, we entered into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain power systems into the Asian market, and specifically to distribute such power systems from the joint venture’s manufacturing facility in China. The facility in China was completed in 2013 and manufacturing is due to commence in the near future. Further, in late 2014, we entered into a joint venture with a worldwide construction and utility equipment manufacturer headquartered in South Korea. The joint venture, equally owned by both companies, will leverage the strengths of each to design, develop, produce, market and distribute industrial gas power systems to the global market. There can be no assurances that the joint ventures will be successful. The formation of the ventures and establishment of the businesses will require significant management and capital resources and there can be no assurances that such resources will be available. Operations at the joint ventures could expose us to risks inherent in such activities, such as protection of our intellectual property, economic and political stability, labor matters, language and cultural differences, including cultural differences that could be construed as violations of U.S. or other anti-bribery laws; and the need to manage product development, operations and sales activities that are located a long distance from our headquarters. The management of new product development activities and the sharing or transfer of technological capabilities to the joint ventures will expose us to risks. In addition, from time to time in the future, our joint venture partners may have economic or business interests or goals that are different from ours. Furthermore, each joint venture will require us to make equity contributions from time to time up to specified amounts. If each joint venture business does not progress according to our plans and anticipated timing, our investment in the joint ventures may not be considered successful.

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

We may need to raise additional capital in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. Our current credit facility contains covenants restricting our ability to enter into additional debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources — Credit agreement” for a description of our credit facility. We may offer and sell common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, stock purchase contracts and units under a universal shelf registration statement, which was declared effective on February 14, 2014. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness, and take other actions that would otherwise be in the interests of our stockholders and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not, among other things, be able to:

•	continue to expand our research and product development operations and sales and marketing organization;

•	expand operations both organically and through acquisitions;

•	or respond to competitive pressures or unanticipated working capital requirements.

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

Furthermore, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, including the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. These assessments must include disclosure of identified material weaknesses in our internal control over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to continue to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common stock.

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

Furthermore, we are now deemed to be an “accelerated filer” and are subject to time constraints with respect to our financial and public reporting obligations. While we used every effort to plan accordingly for this reporting obligation and NASDAQ listing requirements we cannot be certain that our planning will continue to be effective and timely. The reporting obligations pertain not only to the finance and accounting departments, but impact almost all employees, processes and technology throughout our company.

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

As of March 3, 2015, Gary Winemaster, our Chairman of the Board, Chief Executive Officer and President, and Kenneth Winemaster, Senior Vice President, beneficially owned in the aggregate approximately 56.41% of our outstanding shares of common stock. On a fully-diluted basis, assuming the exercise of all outstanding warrants and outstanding stock appreciation rights, such individuals beneficially owned in the aggregate approximately 53.75% of our outstanding shares of common stock. As of March 3, 2015, Gary Winemaster alone beneficially owned approximately 36.09% of our outstanding shares of common stock. On a fully diluted basis, assuming the exercise of all outstanding warrants and outstanding stock appreciation rights, Gary Winemaster alone beneficially owned approximately 34.39% of our outstanding shares of common stock.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the price of oil and gas or other fuel sources, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

From time to time, we release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto. Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance, and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be adverse and material.

We have discretion in the use of borrowings under our revolving line of credit and may use them in a manner in which our stockholders would not consider appropriate.

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

In addition to the concentration of ownership described under “Concentration of ownership among our existing executive officers and their affiliates may prevent new investors from influencing significant corporate decisions” above, which will prevent any attempt to acquire control of our company not supported by these significant stockholders, our certificate of incorporation, bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our organizational documents, include provisions authorizing “blank check” preferred stock, which may be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. Provisions of Delaware law may also have anti-takeover effects. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

During 2012, we adopted the 2012 Incentive Compensation Plan, which was amended in 2013 to increase the number of shares available for awards pursuant to this plan. The issuance of shares of our common stock upon the exercise of any equity awards granted pursuant to this plan may result in dilution to our stockholders and adversely affect our earnings. See “Executive Compensation — 2012 Incentive Compensation Plan” for a description of this plan.

If securities or industry analysts cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the extent to which industry or securities analysts publish research and reports about us, our business, our market or our competitors and what they publish in those reports. Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We operate within approximately an aggregate of 750,000 square feet of space in four facilities located in the Chicago, Illinois area and one located in Darien, Wisconsin. The following table lists the location of each of our five facilities materially important to our business (one of which we own, and the others of which are leased by us), that facility’s principal use, the approximate square footage of that facility, and the current lease expiration date (to the extent applicable):

Location	Principal Use	Square Footage	Lease Expiration
Wood Dale, Illinois	Research & Development	42,000	Owned
Darien, Wisconsin	Company Offices; Finance; Human Resources; Production; Warehousing & Distribution; Sales Support	134,000	March 31, 2021
Wood Dale, Illinois	Executive Offices; Production; Warehousing & Distribution; Sales Support	261,000	July 31, 2018
Wood Dale, Illinois	Corporate Offices; Finance; Human Resources; Production Warehousing	116,000	July 31, 2018
Itasca, Illinois	Research & Development; Production	197,000	July 31, 2023

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

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$26.08	$16.18
Second Quarter	$38.25	$24.00
Third Quarter	$59.26	$33.00
Fourth Quarter	$78.96	$52.30
Fiscal Year Ended December 31, 2014
First Quarter	$87.40	$56.53
Second Quarter	$88.96	$66.03
Third Quarter	$79.50	$58.03
Fourth Quarter	$74.57	$43.74

As of March 3, 2015, the last reported sale price for our common stock on The NASDAQ Capital Market was $56.01 per share.

Holders

As of March 3, 2015, there were approximately 24 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Compensation Plans

See Item 12, Securities Authorized for Issuance Under Compensation Plans.

Performance Graph

Comparison of the Russell 2000 and our Peer group

The basis of comparison is a $100 investment at April of 2012 in each of: (i) Power Solutions International, Inc., (ii) our Peer Group (which consists of Westport Innovations, Inc., Fuel Systems Solutions, Inc. and Woodward Inc), and (iii) the Russell 2000. The company believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Power Solutions International, Inc. The above graph, including the related table is not “soliciting material,” is not deemed to be “filed” with the SEC and is not incorporated by reference in any of our filings under the Securities Act or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Issuer Purchases of Equity Securities

During the fourth quarter of the year ended December 31, 2014, we did not make any repurchases of equity securities.

Item 6.	Selected Financial Data.

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Results of operations data
Net sales	$347,995	$237,842	$202,342	$154,969	$100,521
Operating income	26,044	14,967	12,316	9,805	4,066
Income (loss) before income taxes	34,539	(14,001)	10,845	6,834	1,935
Net income (loss)	$23,726	$(18,760)	$6,702	$4,061	$1,569

Undistributed earnings	$23,726	$(18,760)	$6,702	$4,061	$1,569

Undistributed earnings allocable to Series A convertible preferred shares	$—	$—	$—	$2,513	$1,510

Undistributed earnings allocable to common shares	$23,726	$(18,760)	$6,702	$1,548	$59

Weighted-average preferred shares outstanding (a)
Basic	—	—	—	—	95,961
Diluted	—	—	—	—	95,961
Weighted-average common shares outstanding (b)
Basic	10,706,780	9,779,457	9,068,846	3,512,534	312,500
Diluted	11,131,617	9,779,457	9,068,846	3,512,534	312,500
Undistributed earnings per share – basic
Series A convertible preferred shares	$—	$—	$—	$—	$15.74
Common shares	$2.22	$(1.92)	$0.74	$0.44	$0.19
Undistributed earnings per share – diluted
Series A convertible preferred shares	$—	$—	$—	$—	$15.74
Common shares	$1.58	$(1.92)	$0.74	$0.44	$0.19

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Balance sheet data
Total assets (c)	$262,637	$126,619	$90,765	$71,083	$55,353
Total liabilities	171,838	76,198	68,031	55,759	49,997
Long-term obligations (d)	95,790	43,813	35,367	3,917	6,098
Common shareholder’s equity	90,799	50,421	22,734	15,324	5,356

(a)	On April 29, 2011, The W Group, Inc. (“The W Group”) completed a reverse acquisition transaction with Format, Inc. (which is now Power Solutions International, Inc.), in which PSI Merger Sub, Inc., a Delaware corporation that was newly-created as a wholly-owned subsidiary of Format, merged into The W Group, and The W Group remained as the surviving corporation of the merger. In that transaction, The W Group became a wholly-owned subsidiary of Power Solutions International, Inc.

All of the outstanding shares of common stock of The W Group held by the three stockholders of The W Group at the closing of the reverse recapitalization converted into shares of common and preferred stock. These shares represented a substantial majority of the shares of common stock and shares of preferred stock outstanding immediately following the consummation of the reverse recapitalization transaction. As a result of the reverse recapitalization, Power Solutions International, Inc. succeeded to the business of The W Group. On August 26, 2011, the company completed a migratory merger and Power Solutions

International, Inc., a Nevada corporation, merged into its wholly-owned subsidiary, Power Solutions International, Inc., a Delaware corporation. Power Solutions International, Inc., a Delaware corporation, continued as the surviving entity of the migratory merger. Pursuant to the migratory merger, the company changed its state of incorporation from Nevada to Delaware.

Concurrent with the closing of the reverse recapitalization, Power Solutions International, Inc. and The W Group entered into a purchase agreement whereby Power Solutions International, Inc. completed the sale of shares of the company’s preferred stock together with private placement warrants representing the right to purchase the company’s common stock, subject to certain limitations on exercise. Per the terms of the aforementioned migratory merger, the shares of preferred stock issued in the private placement converted into shares of PSI common stock. In consideration, Power Solutions International, Inc. and The W Group received proceeds of $18.0 million before transaction fees, costs and expenses of approximately $5.1 million in connection with the private placement.

(b)	On July 16, 2013, the company closed an underwritten public offering of 2,005,000 shares of its common stock at a price to the public of $35.00 per share. The company sold 1,050,000 shares of its common stock, and certain selling stockholders, sold 955,000 shares of common stock in the offering. The proceeds to the company, net of the underwriter’s fees and expenses, were $34,530,000 before deducting offering expenses of approximately $514,000 paid by the company. The company did not receive any proceeds from the sale of the shares by the selling stockholders.

(c)	On April 1, 2014, the company acquired Professional Power Products, Inc., a leading designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural gas power generation markets. Assets recorded in the company’s consolidated balance sheet as of December 31, 2014, as a result of this acquisition were approximately $60.7 million, of which approximately $44.9 million represented goodwill and intangibles.

(d)	Prior to 2012, the company’s revolving line of credit was required to be classified as a current liability on its consolidated balance sheet. The revolving line of credit was classified as a long-term obligation as of December 31, 2012 and thereafter on the company’s consolidated balance sheet. The revolving line of credit was $78,030,000, $17,933,000, $30,942,000, $19,666,000 and $21,633,000 as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Accordingly, the long-term obligation amounts reported herein as of December 31, 2011 and 2010 exclude the revolving line of credit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Other (income) expense

Other (income) expense includes interest expense on our revolving line of credit and other obligations upon which we pay interest, changes in the valuation of the warrants issued in the private placement that closed on April 29, 2011, and other pre-tax transactions which require classification in non-operating results. The changes in the valuation of our private placement warrants liability is subject to change based upon fluctuations in the market price of our common stock which can vary significantly from period to period. Other (income) expense may also include other non-operating expenses from time to time, such as a loss on debt extinguishment, valuation adjustments associated with acquisition activity, and other matters which are not otherwise considered operating income or expense.

2014 significant developments

Acquisition of Professional Power Products, Inc.

On April 1, 2014, we acquired Professional Power Products, Inc. (“3PI”), a designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural gas power generation markets. We acquired all of the issued and outstanding stock of 3PI for an initial cash purchase price of approximately $45.4 million, including cash acquired of approximately $1.3 million, and agreed to pay additional consideration of between $5,000,000 and $15,000,000 in shares of our common stock, valued at $76.02 per share (i.e., between 65,772 and 197,316 shares), based upon, and following the final determination in accordance with the stock purchase agreement of, the 2014 3PI EBITDA (as defined in the stock purchase agreement). As of the date of acquisition, this consideration was valued at $8.9 million, and accordingly the total consideration payable for 3PI was valued at $54.3 million and subsequently adjusted to $54.5 million under the terms of the Stock Purchase Agreement. The consideration payable in shares of the company’s common stock consisted of (i) fixed consideration (65,772 shares of our common stock) and (ii) contingent consideration (i.e., between 65,772 shares and 131,544 shares of our common stock). The Stock Purchase Agreement included a provision by and among the company, Shareholders and Seller to treat the purchase of the 3PI stock as an acquisition of assets for income tax purposes.

Amended credit agreement and term loan

To facilitate the acquisition of 3PI, on April 1, 2014, we entered into an amended credit agreement with Wells Fargo Bank, National Association to increase our revolving line of credit from $75.0 million to $90.0 million and added a secured $5.0 million term loan, among other things. See Note 8, “Revolving line of credit and term loan”, to our consolidated financial statements and below under “Credit agreement” for further detail relating to the financing associated with the acquisition. On September 30, 2014 and again on February 11, 2015, we further amended our $90.0 million credit facility with Wells Fargo Bank, National Association to increase our revolving line of credit facility to $100.0 million and $125.0 million, respectively. See “Liquidity and Capital Resources—Credit Agreements” for further discussion of the credit agreement with Wells Fargo Bank, National Association.

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

New credit agreement

During 2013, we entered into a credit agreement with Wells Fargo Bank, National Association, which replaced our prior credit agreement with BMO Harris Bank N.A. The Wells Fargo Bank Credit Agreement increased our revolving line of credit to an initial maximum $75.0 million.

Factors affecting comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Acquisition of Professional Power Products, Inc.

As noted above, on April 1, 2014, we acquired 3PI. As a result of the acquisition, we have Goodwill and Intangibles recorded on our consolidated balance sheet as of December 31, 2014 as compared to none as of December 31, 2013. Additionally, the contingent portion of the consideration was initially recorded on our balance sheet as of the date of the acquisition. The fixed portion of the consideration payable in shares of our common stock, approximately $5,060,000 was classified as Additional paid-in-capital. The earn-out portion of consideration was initially valued at $3,840,000 as of the date of acquisition and recognized as a liability on our consolidated balance sheet. The measurement period for determining the amount of contingent consideration ultimately payable to the Sellers was based upon the 2014 full calendar-year performance of 3PI as defined in the Stock Purchase Agreement. The minimum threshold for payout of the earn-out consideration was not met as of December 31, 2014. Accordingly, we reversed the liability that had been recorded and recognized a gain of $3,840,000 which amount has been classified as “Other income” in the company’s consolidated results of operations for the year ended December 31, 2014.

We incurred total transaction costs related to the acquisition of approximately $811,000, all of which was recognized as an expense classified within general and administrative expense in 2014 in accordance with generally accepted accounting principles in the U.S. In addition, our general and administrative expenses increased approximately $984,000 for the year ended December 31, 2014, representing the amortization of intangible assets acquired in connection with our acquisition of 3PI. There were not similar costs in 2013 and 2012.

Amended credit agreement and term loan

As noted above, to facilitate the acquisition of 3PI, on April 1, 2014, we entered into an amended credit agreement with Wells Fargo Bank, National Association. As a result of the amendment, we had greater borrowings outstanding under our revolving credit facility in 2014 as compared to 2013 and 2012. We secured a

$5.0 million term loan on April 1, 2014 also to facilitate the acquisition of 3PI. We did not have term debt as of December 31, 2013.

Private placement warrants

Our year-to-year and year-over-year results can be impacted by our private placement warrant liability. The change in estimated fair value of the liability associated with the private placement warrants is primarily attributable to fluctuations in the value of our common stock during a period.

Stock-based and other executive compensation

On June 6, 2012, we granted a stock appreciation rights award to our Chief Operating Officer. As a result, we have incurred non-cash, stock-based compensation expense. However, the recognition of the expense for the stock appreciation rights was accelerated in 2013 as a result of achieving certain market conditions earlier than originally contemplated in the initial assumptions used to determine the expense and related recognition periods for those stock appreciation rights. As a result, SAR expense recognized was $329,000, $907,000 and $478,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

In addition, late in the second quarter of 2013 and at times during the remainder of 2013 and 2014, we granted restricted stock awards under our 2012 Incentive Compensation Plan to certain employees of the company. As a result of such awards and the vesting thereof, stock compensation expense recognized was $925,000 and $361,000 for the years ended December 31, 2014 and 2013, respectively. There were no similar costs for the year ended December 31, 2012.

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

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $270,000 in the year ended December 31, 2013, due to the write-off of remaining unamortized loan fees associated with our prior credit facility. No such item was present in the twelve months ended December 31, 2014 or 2012, respectively.

Underwritten public offering

As noted above, on July 16, 2013, we closed an underwritten public offering of 2,005,000 shares of our common stock at a price to the public of $35.00 per share. We sold 1,050,000 shares of our common stock, and certain selling stockholders sold 955,000 shares of common stock, in the offering. We did not receive any proceeds from the sale of the shares by the selling stockholders.

Significant sales growth

Our year-over-year sales growth directly correlates with various other aspects of our consolidated financial statements. Our significant sales growth also resulted in higher accounts receivable balances, inventory balances and related reserves for such balances. Our sales growth also required a correlated increase in our costs and capital required in order to support and sustain the significant growth achieved.

Other events affecting sales and profitability comparisons

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

Results of operations

Year ended December 31, 2014 compared with the year ended December 31, 2013

Net sales

Our net sales increased $110,153,000 (46.3%) to $347,995,000 in the year ended December 31, 2014 compared to $237,842,000 for the year ended December 31, 2013. Organic sales growth accounted for $89.7 million or approximately 81.4% of the increase in sales and the remaining increase was primarily attributable to sales by 3PI, our recently acquired subsidiary. An increase in sales volume (as opposed to price increases) accounted for approximately $84.0 million of the $89.7 million increase in organic sales in the year ended December 31, 2014 as compared to the same period in 2013. Of the total organic growth of $89.7 million, our power systems and related sales increased approximately $82.0 million, and our aftermarket parts sales accounted for the remaining $7.7 million increase. The sales increase was primarily driven by increased demand for our heavy duty power systems.

Gross profit

Our gross profit increased $22,519,000 (50.6%) to $67,045,000 for the year ended December 31, 2014, from $44,526,000 in the comparable period of 2013. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 19.3% for the year ended December 31, 2014, compared to 18.7% for the same period in 2013. The higher gross margin during 2014 was principally attributable to an increase in sales of our heavy duty power systems.

Research & development and engineering

Research & development and engineering expense increased $6,461,000 (61.9%) to $16,900,000 in the year ended December 31, 2014, as compared to $10,439,000 for the same period in 2013. Research & development and engineering activities are staff intensive; thus, significant costs are incurred for the salaries and benefits of our professional engineers and amounts paid to third parties for contract services associated with our research & development activities, including the design of our proprietary engines. Wages and benefits increased $3,645,000 as we increased headcount to support product development activities, including development of new engines and pursuing on-highway applications for our products, among other things. Materials and related expenses pertaining to the development of our research and development projects increased $1,645,000 in the year ended December 31, 2014 as compared to the same period in 2013 and consulting and professional fees incurred to support the furtherance of such projects also increased $532,000 year over year. The remaining net increase in other research & development and engineering expense was $639,000 and principally related to travel costs, emission certification expenses, and expendable supplies in support of our research and development and engineering activities. As a percentage of net sales, research & development and engineering expense increased to 4.9% in the year ended December 31, 2014, as compared to 4.4% for the same period in 2013.

Selling and service

Selling and service expenses increased $2,170,000 (28.8%) to $9,715,000 in the year ended December 31, 2014, from $7,545,000 in the comparable period of 2013. The increase was principally a result of the incremental selling and service expense attributable to 3PI which was $1,152,000 in the year ended December 31, 2014 and none in the comparable period in 2013. Wages and benefits increased $776,000 in the year ended December 31, 2014, as compared to the same period in 2013 as we have increased our staff to pursue growth opportunities. In addition, consulting and professional fees accounted for the remaining net increase of $242,000 year over year. As a percentage of net sales, selling and service expenses decreased to 2.8% in the year ended December 31, 2014, compared to 3.2% for the same period in 2013.

General and administrative

General and administrative expenses increased $2,811,000 (24.3%) to $14,386,000 in the year ended December 31, 2014, from $11,575,000 in the comparable period of 2013. The increase was primarily attributable to the general and administrative expense of 3PI, which was $2,280,000 in the year ended December 31, 2014 and none in 2013. Of the 3PI expenses, $984,000 was attributable to the amortization of intangible assets to which a value was ascribed in connection with the acquisition of 3PI. In addition, we incurred $811,000 of transaction expenses in connection with the acquisition of 3PI in the year ended December 31, 2014 as compared to none for the same period in 2013. Compensation and benefits increased $374,000 in the year ended December 31, 2014 as compared to the same period in 2013. This increase was primarily attributable to the addition of staff to support our growth and also included expenses incurred in connection with our incentive and performance compensation. The remaining other expenses decreased approximately $654,000 in the year ended December 31, 2014 as compared to the same period in 2013. As a percentage of net sales, general and administrative expenses, excluding transaction expenses, decreased to 4.1% in the year ended December 31, 2014, from 4.9% for the same period in 2013.

Other (income) expense

Interest expense increased $674,000 (102.6%) to $1,331,000 in the year ended December 31, 2014, as compared to $657,000 for the same period in 2013. The increase in interest expense was attributable to an increase in borrowings outstanding on our revolving line of credit and interest on the $5.0 million of term loan that we obtained on April 1, 2014, both of which were used to finance our acquisition of 3PI. Our average borrowings outstanding were approximately $62.1 million during the twelve months ended December 31, 2014 as compared to approximately $21.8 million during the year ended December 31, 2013. Including our revolving line of credit and our term loan, our weighted average borrowing rate was 1.86% for the year ended December 31, 2014 as compared to 2.21% for the same period in 2013.

Private placement warrant (income) expense was income of $6,169,000 in the year ended December 31, 2014, as compared to expense of $28,031,000 for the same period in 2013. We are required to recognize changes in the estimated fair value of unexercised private placement warrants in our consolidated statement of operations. The change in estimated fair value of the private placement warrants was attributable to fluctuations in the trading price of our common stock at each balance sheet date.

The total consideration for the acquisition of 3PI was payable in cash and shares of our common stock. A portion of the fixed consideration and all of the contingent consideration was payable in shares of our common stock. The actual amount of shares of our common stock that was payable to the former owners of 3PI was based upon financial performance measures set forth in the stock purchase agreement related to the 3PI acquisition. The valuation of the contingent consideration was based upon certain factors, including the price of our common stock, as defined in the stock purchase agreement, and 3PI’s projected performance for 2014 and was recognized as a $3,840,000 liability on our balance sheet as of April 1, 2014, the date of acquisition. The performance measurement period upon which the contingent liability was based ended on December 31, 2014. As a result of 3PI not achieving the financial performance measures set forth in the stock purchase agreement, the entire contingent consideration obligation was reversed, which resulted in a $3,840,000 non-cash gain recognized in our financial statements for the year ended December 31, 2014.

We recognized a loss on debt extinguishment of $270,000 in the year ended December 31, 2013, due to the write-off of remaining unamortized loan fees associated with our prior credit facility that we replaced on June 28, 2013. See “Liquidity and Capital Resources — Credit Agreements” below for further discussion regarding our credit facility.

Income tax expense

Our income tax expense increased $6,054,000 to $10,813,000 in the year ended December 31, 2014, as compared to $4,759,000 for the same period in 2013. Our effective income tax rate was 31.3% for the year ended December 31, 2014. As we reported a loss before incomes taxes in 2013, an effective income tax rate is not a meaningful calculation in the year ended December 31, 2013.

The change in the valuation of our private placement warrants is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective tax rate for the full year. Excluding this amount, our effective income tax rates would have been 38.1% and 33.9% for the years ended December 31, 2014 and 2013, respectively. The remaining differential in these income tax rates was principally attributable to the impact of the research tax credits recognized. Our income tax expense in 2013 was favorably impacted by the recognition of the federal research tax credit for 2013 as well as 2012. We recognized the federal research tax credits for both years in 2013 because the enactment of the legislation providing the federal research tax credits for 2012 was not signed into law until January 2, 2013, and generally accepted accounting principles prohibit retroactive application of tax law changes. Although the amount of the federal research tax credit recognized in 2014 increased over 2013, the tax credit has decreased as a percentage of income before tax due to the increase in our pre-tax income year over year.

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

Research & development and engineering

Research & development and engineering expense increased $3,062,000 (41.5%) to $10,439,000 in the year ended December 31, 2013, as compared to $7,377,000 for the same period in 2012. Compensation and benefits increased $1,704,000 as we increased headcount in connection with our engineering development and support activities, including development activities associated with pursuing on-highway applications for our products. Consulting and professional fees increased $395,000 in the year ended December 31, 2013, as compared to the same period in 2012 and was due to third-party resources used by us to support our in-house engineering staff as needed from time to time. Emission certification expenses increased $243,000 in 2013 due to an increase in sales and the certification of additional engines to meet the EPA and CARB emissions requirements. Materials and related costs incurred for product development, design and application engineering also increased $231,000 in 2013 as compared to the same period in 2012. The remaining increase in other research & development and engineering expenses in the year ended December 31, 2013, as compared to the same period in 2012, principally related to supplies, expendable items and travel costs in support of our research and development and engineering activities. As a percentage of net sales, research & development and engineering expenses were 4.4% in the year ended December 31, 2013 as compared to 3.6% for the same period in 2012.

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

Excluding the expenses associated with the change in the private placement warrants, our effective income tax rates were 33.9% and 36.7%, for the years ended December 31, 2013 and 2012, respectively. This lower effective income tax rate for the year ended December 31, 2013, was favorably impacted by the federal research tax credits realized for the years ended December 31, 2013 and 2012. Additionally, our 2013 and 2012 effective tax rates were favorably impacted by an allowable deduction for our domestic production activities.

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity have been and are expected to continue to be cash flows from operations, principally collections of customer accounts receivable, and borrowing capacity under our credit facility. Effective February 11, 2015, we amended our $100.0 million credit facility with Wells Fargo Bank, National Association to increase our revolving line of credit facility to $125.0 million. We had previously amended our credit facility on September 30, 2014 to $100.0 million and prior to that on April 1, 2014 to $90.0 million from $75.0 million. Also on April 1, 2014, we secured a $5.0 million term loan. The term loan and credit agreement are further described below under “Credit agreement”. The increase in our credit facility effective April 1, 2014 and the proceeds from the term loan were used to finance our acquisition of 3PI. We had previously increased our liquidity in the third quarter of 2013 through a public offering in which we sold 1,050,000 shares of our common stock at $35.00 per share that resulted in net proceeds to us of approximately $34.3 million after underwriters’ fees and expenses associated with the sale of these shares.

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

As of December 31, 2014, we had working capital of $114,955,000 compared to $77,621,000 as of December 31, 2013. Our working capital increase of $37,334,000 was primarily attributable to a $39,010,000 increase in accounts receivable, net and a $37,917,000 increase in our net inventory from December 31, 2013, principally resulting from continued growth in our business and our recent acquisition of 3PI. These increases were partially offset by a $36,433,000 increase in our accounts payable.

A limited number of our customers have payment terms which may extend up to 150 days. As of December 31, 2014 and December 31, 2013, our trade receivables included $11.2 million and $8.2 million, respectively, of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $7.5 million and $3.7 million at December 31, 2014 and December 31, 2013, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit, which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the year ended December 31, 2014

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the year ended December 31, 2014, we used $15,685,000 to fund our operations.

In the year ended December 31, 2014, we had net income of $23,726,000 and non-cash adjustments totaling $1,090,000, resulting in cash generated from operations of $22,636,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments favorably affecting our cash from operations in the year ended December 31, 2014 primarily included (i) $4,709,000 of depreciation and amortization, (ii) $1,254,000 of share-based compensation expense, (iii) $1,011,000 of deferred income taxes, (iv) $679,000 of reserves for inventory, (v) $482,000 of expense recognized for the “step-up” valuation of certain inventory acquired in our acquisition of 3PI, and (vi) other adjustments of $784,000. These favorable adjustments were partially offset by; (i) a $6,169,000 decrease in the fair value of the private placement warrants liability arising from a decrease in the market value of our common stock, and (ii) a $3,840,000 decrease in the valuation of contingent consideration liability since April 1, 2014, and recorded in connection with our acquisition of 3PI, which decrease was primarily driven by 3PI not achieving the financial performance measures set forth in the stock purchase agreement.

Cash generated of $22,636,000 from our net income (as adjusted for non-cash items) was offset by $38,321,000 of cash used by operating assets and liabilities in the year ended December 31, 2014. Our sales growth resulted in a $35,225,000 increase in accounts receivable in the year ended December 31, 2014. Our inventories increased $34,125,000 as we built up our inventory to support current and future period sales. Prepaid expenses and other assets also increased $4,492,000 principally attributable to investments in our growth. Partially offsetting these increases was a $34,140,000 increase in accounts payable, principally attributable to the build-up of our inventory. The remaining components driving the increase in cash used was a net decrease in other liabilities totaling $1,381,000 in the year ended December 31, 2014.

Investing activities

Net cash used in investing activities was $51,713,000 in the year ended December 31, 2014. As discussed previously, we acquired 3PI on April 1, 2014 in a taxable transaction. We initially paid $44,122,000 for 3PI, net of cash acquired. Property and equipment additions accounted for $7,239,000 in the year ended December 31, 2014, and we also contributed an additional investment of $350,000 to our joint venture in China. In December 2012, we entered into a joint venture with MAT Holdings, Inc. for the purpose of manufacturing, assembling and selling certain engines into the Asian market. The joint venture initially provided for an investment of $1.2 million from each joint venture partner, of which $500,000 was contributed during 2013, for a total investment to date of $850,000.

Financing activities

We generated approximately $67,653,000 of cash from financing activities for the year ended December 31, 2014. We generated cash from $60,097,000 in net borrowings under our revolving line of credit in the year ended December 31, 2014. In addition, we secured a term loan of $5,000,000 and received proceeds of $1,425,000 from the exercise of private placement warrants for shares of our common stock. We also realized an income tax benefit of $2,704,000 from compensation costs deductible only for income tax purposes and arising from the issuance of our common stock under our 2012 Incentive Compensation Plan.

Offsetting these proceeds were (i) $972,000 for the installment payments due on our term loan, (ii) $430,000 in the payment of withholding taxes for the net settlement of share-based awards which vested in the year ended December 31, 2014, and (iii) $171,000 of financing fees paid in connection with the amendment of our credit facility with Wells Fargo Bank, N.A. as further discussed below under “Credit agreement.”

Cash flows for the year ended December 31, 2013

Operating activities

For the year ended December 31, 2013, we used $12,435,000 to fund our operations.

We had a reported net loss of $18,760,000, which, after adjustment for non-cash items of $31,654,000, resulted in net cash generated of $12,894,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments in the year ended December 31, 2013, primarily included expenses of (i) $28,031,000 arising from a change in the valuation of our private placement warrants, (ii) $1,568,000 of depreciation and amortization expense, (iii) $1,268,000 of share-based compensation expense and (iv) $649,000 in provisions for inventory. Non-cash adjustments also included $270,000 arising from the loss on debt extinguishment arising from the write-off of unamortized loan financing fees as a result of the replacement of our prior credit facility with BMO Harris Bank, N.A.

The net loss adjusted for non-cash expenses of $12,894,000, was offset by $25,329,000 of cash used in operating activities in the year ended December 31, 2013, principally arising from increases in inventories and accounts receivable. Our inventories increased $16,667,000 to support our growth and as a result of making strategic engine block purchases during 2013. Our accounts receivable increased $5,410,000 arising from higher year over year sales and more specifically, higher fourth quarter sales in 2013 as compared to the same period in 2012. Further increasing our operating cash used in 2013 was a $3,687,000 reduction in trade accounts payable as a result of payments to suppliers. We also incurred increases in prepaid expenses and other assets of $1,849,000 which also contributed to the increase in cash used. These increases were partially offset by a $2,763,000 increase in accrued liabilities representing obligations incurred for which we had not yet remitted payment. We also had $479,000 of net other increases which also contributed to the use of cash from operations.

Investing activities

Net cash used in investing activities was $6,514,000 in the year ended December 31, 2013, of which $6,007,000 related primarily to the acquisition of property and equipment, and $500,000 related to our initial investment in a joint venture in China.

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

Partially offsetting the cash generated were net repayments under our credit facilities of $13,059,000 in the year ended December 31, 2013 principally due to a paydown of our revolving line of credit from a portion of the proceeds generated from the public offering discussed above. In addition, we used $2,063,000 in cash as payment of withholding taxes on behalf of our Chief Operating Officer in connection with his exercise of a portion of shares received under a Stock Appreciation Rights plan that we have with him, and we withheld shares upon such exercise to satisfy his withholding tax obligations.

Cash flows for the year ended December 31, 2012

Operating activities

For the year ended December 31, 2012, we used $2,941,000 to fund our operations. We generated cash flow from net income of $6,702,000 plus $2,289,000 in net non-cash adjustments principally from depreciation and amortization, equity-based compensation expense, and an increase in the liability associated with the valuation of private placement warrants.

We generated cash from a $2,473,000 increase in accounts payable arising from the timing of payments to suppliers and a $924,000 increase in accrued liabilities. These increases in cash were offset by an $8,000,000 increase in accounts receivable due to an increase in our sales volume for which we had not yet collected the cash and a $7,314,000 increase in inventories purchased to support the sales activity. We also had other net cash used of $15,000, none of which was individually significant.

Investing activities

Net cash used in investing activities of $3,898,000 for the year ended December 31, 2012, related primarily to the acquisition of property, equipment and other assets.

Financing activities

We generated $7,382,000 of cash from financing activities for the year ended December 31, 2012. Of this net amount, $11,276,000 was generated from an increase in borrowings on our revolving line of credit. This amount was partially offset by a $3,780,000 decrease in our cash overdraft balance. Prior to an amendment of our credit facility with our prior lender on March 20, 2012, our credit facility agreement required that our cash be applied against our revolving line of credit. As such, we did not maintain a cash balance, and we borrowed on the revolving line of credit to fund outstanding checks as they cleared our bank. Our cash overdrafts fluctuated based on the timing of checks issued which had not yet cleared our bank as of a given date. Other net financing activities used cash of $114,000, none of which was individually significant.

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

On April 1, 2014, the Wells Credit Agreement was amended to increase our revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires us to report our fixed charge coverage ratio and leverage ratio as described below and; (d) includes a $5.0 million term loan arrangement with Wells Fargo Bank; and (e) includes a letter of credit sub-facility of the revolving line of credit. The principal amount of the $5.0 million term loan is payable in 36 monthly equal installments with the first payment due on June 1, 2014, and bears interest at LIBOR plus 4.5%. The term loan may be paid in whole or in part without penalty at any time after June 30, 2014 upon at least 10 business days prior notice. Effective April 1, 2014 and during the period in which the term loan is outstanding, we will be subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. We will be required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and our debt leverage ratio may not exceed 4.0 to 1.0 during the period in which the term loan is outstanding. We used borrowings under the expanded revolving line of credit well as the proceeds from the term loan to finance our acquisition of 3PI which was consummated on April 1, 2014 as described in Note 3, “Acquisition of Professional Power Products, Inc.,” of the consolidated financial statements included herein.

On September 30, 2014, we further amended our $90.0 million credit facility with Wells Fargo Bank, National Association to increase our revolving line of credit facility to $100.0 million (collectively with the Amended Wells Credit Agreement, the Amended Wells Credit Agreement II) and we are subject to the same terms and conditions as described above. On February 11, 2015, we again amended our credit facility with Wells Fargo Bank, National Association to increase our revolving of credit facility to $125.0 million.

Other than the above mentioned amendments, the terms and conditions of the Amended Wells Credit Agreement II are substantially similar to our predecessor Wells Fargo Bank credit agreements. Under the Amended Wells Credit Agreement II, the amount that we may borrow is limited to the lesser of (i) the maximum available amount and (ii) borrowing base. The borrowing base is calculated as a percentage of our eligible accounts receivable and eligible inventory plus a defined amount based upon certain of our fixed assets (all as defined in the Amended Wells Credit Agreement II). The Amended Wells Credit Agreement II also contains customary covenants and restrictions applicable to us, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. The revolving line of credit is secured by substantially all of our tangible and intangible assets (other than real property). The Amended Wells Credit Agreement II is scheduled to mature on June 28, 2018.

Outstanding borrowings under the credit agreement

As of December 31, 2014, $71.0 million of our outstanding borrowings under our revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.66% as of December 31, 2014. The remaining outstanding balance of $7.0 million as of December 31, 2014 had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $21.2 million at December 31, 2014. As of December 31, 2014, we had approximately $4,028,000 outstanding under the term loan, which bore interest at LIBOR plus 4.50%, which equaled 4.67% with the applicable margin included.

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

Contractual obligations

The following table sets forth a summary of the company’s contractual obligations as of December 31, 2014:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Debt (1)	$4,028	$1,667	$2,361	$—	$—
Interest payments on long-term debt	223	148	75	—	—
Operating leases (2)	19,351	3,700	7,427	3,965	4,259
Purchase obligations (3)	92,172	92,172	—	—	—
Other tax liabilities (4)	—	—	—	—	—
Other long-term liabilities (5)	1,350	1,350	—	—	—

Total contractual obligations	$117,124	$99,037	$9,863	$3,965	$4,259

(1)	See Note 8 Revolving line of credit and term debt in the Notes to Consolidated Financial Statements for additional information on the company’s debt. “Debt” refers to future cash principal payments. The company has excluded the future cash payments associated with its revolving line of credit balance of $78,030,000 as of December 31, 2014. The revolving line of credit has a maturity date of June 28, 2018.
(2)	See Note 9 Leases in the Notes to Consolidated Financial Statements for additional information on the company’s operating leases.
(3)	Purchase obligations represent agreements with suppliers at the end of 2014 for raw materials and other product as part of the normal course of business.
(4)

Represents the expected cash obligations related to the company’s liability for uncertain income tax positions. As of December 31, 2014, the company’s total liability for uncertain tax positions including interest was $740,000. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, the company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.
(5)	See Note 14 Commitments and contingencies in the notes to the Consolidated Financial Statements for additional information related to the company’s commitments associated with its joint ventures.

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

Revenue recognition

We recognize revenue upon transfer of title and risk of loss to the customer, which is typically when products are shipped, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable and management believes collectability is reasonably assured. As of December 31, 2014, we had recognized revenue associated with approximately $3.2 million of undelivered product. We anticipate the collection of any unpaid balances during 2015. We did not enter into any bill and hold arrangements during 2013 or 2012.

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

We write down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory reserve is provided for based upon our estimation of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration including (i) customer purchase orders and customer forecasted demand; (ii) historical sales/usage for each inventory item; and (iii) utilization within a current or anticipated future power system. These factors are primarily based upon quantifiable information and therefore, we have not experienced significant differences in inventory valuation due to variances in our estimation of future demand. We estimate that, in 2014, a 10% variance between the estimated net realizable value of such inventory and its actual realizable amount would have a less than $100,000 effect on our cost of goods sold and the value of our inventory.

Goodwill and other intangibles

Goodwill represents the excess of purchase price and related costs over the values assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other Intangibles, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we will test for goodwill impairment on a specified date of each year, October 1.

In accordance with ASC 350, Intangibles—Goodwill and Other Intangibles, we amortize our intangible assets with finite lives over their respective estimated useful lives and will review for impairment whenever impairment indicators exist. Our intangible assets consist of backlog, customer relationships and trade names and trademarks.

Warranty programs

We offer a standard limited warranty on the workmanship of our products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the EPA and/or the CARB and are longer than our standard warranty on certain emission related products. Our products also carry limited warranties from suppliers. Costs related to supplier warranty claims are borne by the supplier; our warranties apply only to the modifications we make to supplier base products. We estimate and record a liability, and related charge to income, for our warranty program at the time products are sold to customers. Our estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold. We make adjustments to our estimates in the period in which it is determined that actual costs may differ from our initial or previous estimates. In 2014, we estimate that, a 10% change in the amount of historical warranty expense would have increased our warranty liability and related costs by approximately $200,000.

Private Placement Warrants

Our private placement warrants are accounted for as a liability, in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. Our private placement warrants were measured at fair value under ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification. Our liability for the private placement warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. If all other assumptions are held constant, we estimate that, the recorded liability of the private placement warrants would increase or decrease by less than $100,000 due to a 10% change in the enterprise value of our company based on the Black-Scholes option pricing model.

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

We record net deferred tax assets to the extent we believe the assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2014, and 2013, we had not recorded a tax asset valuation allowance.

We record uncertain tax positions in accordance with ASC 740, Income Taxes , on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2014 and 2013, we had unrecognized tax benefits of $740,000 and $570,000, respectively, for uncertain tax positions.

Impact of recently issued accounting standards

We evaluate the pronouncements of various authoritative accounting organizations, including the Financial Accounting Standards Board (FASB) and the SEC, to determine the impact of new pronouncements on GAAP and our consolidated financial statements. In May of 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the following within a contract with a customer; the separate performance obligations in the contract; the transaction price; allocation of the transaction price to the separate performance obligations in the contract; and the appropriate amount of revenue to be recognized when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. We are currently evaluating the approach to use to apply the new standard and the impact that the adoption of the new standard will have on our consolidated financial statements. There are no additional new accounting pronouncements that have been issued or adopted during the year ended December 31, 2014, that we expect will have a significant effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily due to our outstanding borrowings under the Amended Wells Credit Agreement II. If interest rates were to fluctuate, there is a risk that any outstanding borrowings would be impacted by the prevailing rate, which may further impact our ability to repay the outstanding balance. A ten percentage point increase or decrease in interest rates would increase or decrease our interest expense by approximately $159,000 annually based on our revolving line of credit and term loan balances outstanding as of December 31, 2014.

For a discussion of our liability for the Private Placement Warrants and, see Note 7, “Fair value of financial instruments,” to the consolidated financial statements.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our evaluation of internal controls over financial reporting did not include the internal controls of Professional Power Products, Inc. (3PI), which we acquired in 2014. The aggregate amount of total assets and net sales of 3PI in our consolidated financial statements as of and for the year ended December 31, 2014 was $60.7 million and $20.4 million, respectively. Based on this assessment, our management has concluded that as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been reviewed by McGladrey LLP, an independent registered public accounting firm, as stated in its attestation report which is included in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position	Age	Executive Officer Since	Director Since	Term Expires
Gary Winemaster	Chairman of the Board, Chief Executive Officer and President	57	2001	2001	2015
Eric Cohen	Chief Operating Officer	45	2012	N/A	N/A
Daniel Gorey	Chief Financial Officer	63	2012	N/A	N/A
Kenneth Winemaster	Senior Vice President	51	2001	N/A	N/A
Kenneth Landini	Director	58	N/A	2001	2015
H. Samuel Greenawalt	Director	86	N/A	2001	2015
Jay J. Hansen	Director	51	N/A	2011	2015
Mary Vogt	Director	58	N/A	2011	2015

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

Daniel Gorey has served as our Chief Financial Officer since April, 2012, and served as our Senior Vice President of Finance from July 2011 to March 2012. From March 2010 until he joined the company, Mr. Gorey was an independent financial consultant. Prior to that, Mr. Gorey served as the Chief Financial Officer and was on the board of directors of Quixote Corporation, a publicly-traded provider of highway crash safety systems. Mr. Gorey joined Quixote Corporation in 1985, and served as its chief financial officer from 1995 until February 2010. Mr. Gorey also serves on the board of directors of American Roller Company, a privately-held manufacturer of industrial rollers. Mr. Gorey earned a Bachelor of Science degree in Accounting from the University of Illinois and is a certified public accountant.

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

Jay Hansen has served as a director since 2011. Mr. Hansen is the co-founder of O2 Investment Partners, LLC, a private equity investment group focusing on small and middle market manufacturing, niche distribution, select service and technology businesses, and has served as the President and Managing Partner of O2 Investment Partners, LLC since 2010. Prior to forming O2 Investment Partners, LLC, Mr. Hansen provided consulting services in the financial and manufacturing industries. From May 2003 through February 2006, Mr. Hansen served as the Vice President and Chief Financial Officer, and in 2006 he served as the Chief Operating Officer, of Noble International, Ltd., a publicly traded supplier of automotive parts, component assemblies and value-added services to the automotive industry. Mr. Hansen holds a Bachelor of Science degree in Economics from the Wharton School at the University of Pennsylvania. Since 2005, Mr. Hansen has served as a member of the board of directors, as the chairman of the audit committee, and as a member of the Compliance and Risk Committees of Flagstar Bancorp, a publicly held savings and loan holding company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our officers and directors and persons who own greater than 10% our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that all Section 16 filing requirements applicable to our officers, directors and 10% beneficial owners were complied with on a timely basis during our fiscal year ended December 31, 2014, except that H. Samuel Greenawalt inadvertently failed to timely file Form 4’s reporting two transactions.

Corporate Governance

As we are listed on The NASDAQ Capital Market, we are subject to the applicable independence requirements for directors of The NASDAQ Stock Market. Our Board has determined that each of Mr. H. Samuel Greenawalt, Mr. Jay J. Hansen and Ms. Mary E. Vogt is a non-employee director who meets the applicable independence requirements for directors of The NASDAQ Stock Market. For further information on our Board of Directors and committees, see Item 13—Composition of the Board of Directors and Director Independence.

We have a separately-designated standing audit committee (the “Audit Committee”). The Audit Committee members are H. Samuel Greenawalt, Jay Hansen and Mary Vogt. Mr. Hansen is the Chairman of our Audit Committee and qualifies as an “audit committee financial expert” as defined in SEC rules under the Sarbanes Oxley Act of 2002. Mr. Greenawalt and Ms. Vogt also each qualify as an “audit committee financial expert” as defined in SEC rules under the Sarbanes Oxley Act of 2002. Our board of directors has determined that each of Mr. Greenawalt, Mr. Hansen and Ms. Vogt meet the independence requirements for audit committee members of The NASDAQ Stock Market.

In addition, the Board has carefully reviewed the corporate governance rules adopted by the Securities Exchange Commission (the “SEC”) and the NASDAQ Stock Market (“NASDAQ”) and other corporate governance recommendations. The Board adopted the corporate governance documents described below.

•	Corporate Governance Guidelines. Our Corporate Governance Guidelines address, among other things, our board’s composition, qualifications and responsibilities, independence of directors, stock ownership guidelines, director compensation and communications between stockholders and our directors.

•	Audit Committee Charter. The charter for our Audit Committee addresses, among other things, the purpose, organization and responsibilities of our Audit Committee.

•	Compensation Committee Charter. The charter for our Compensation Committee addresses, among other things, the purpose, organization and responsibilities of our Compensation Committee.

•	Code of Ethics for Principal and Senior Financial Officers. Our Code of Ethics for Principal and Senior Financial Officers articulates standards of business and professional ethics applicable to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President of Finance and all other senior financial officers of our company. This Code functions as our “code of ethics for senior financial officers” under Section 406 of the Sarbanes-Oxley Act of 2002 and our “code of ethics” within the meaning of Item 406 of Regulation S-K.

•	Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics applies to all of the members of our Board, our officers and our employees and strives to ensure that all such individuals observe the highest standards of ethics in the conduct of our business, avoiding even the appearance of impropriety, and conduct themselves with the highest regard and respect for others.

•	Related Party Transaction Policy. Our Related Party Transaction Policy provides policies and procedures by which all transactions are required to be reviewed, approved and reported pursuant to and in accordance with Item 404 of Regulation S-K.

The full text of the Corporate Governance Guidelines, the Board Committee charters, our Code of Ethics for Principal and Senior Financial Officers, our Code of Business Conduct and Ethics and our Related Party Transaction Policy are available on our website at www.psiengines.com in the “Corporate Governance” section. Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as practical after we file these reports with the SEC. In addition, we will describe on our website any amendments to, or waivers from, the provisions of our Code of Ethics for Principal and Senior Financial Officers.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) explains the Company’s executive compensation program for its named executive officers consisting of: Gary Winemaster, our Chief Executive Officer (“CEO”); Eric Cohen, our Chief Operating Office (“COO”), Daniel Gorey, our Chief Financial Officer (“CFO”); and Kenneth Winemaster, the Company’s only other executive officer (collectively, the “Named Executive Officers”). This CD&A describes the Company’s compensation philosophy and objectives, how the Compensation Committee establishes executive compensation for the Named Executive Officers and the objectives of the various compensation elements.

2014 Advisory Vote on Executive Compensation

At the 2014 Annual Meeting, in a non-binding advisory vote, a substantial majority of the stockholders approved the compensation paid to our Named Executive Officers. The Compensation Committee believes that this affirms stockholders’ support of the Company’s approach to executive compensation. Based on the stockholders’ support of the Company’s executive compensation program, the Compensation Committee did not change its approach to the compensation of its Named Executive Officers. The Compensation Committee remains open to any concerns expressed by the Company’s stockholders and will continue to consider the outcome of future “say-on-pay” votes when making compensation decisions for the Company’s Named Executive Officers.

Compensation Philosophy and Objectives

Our compensation program is intended to meet three principal objectives: (1) attract, reward and retain officers and other key employees; (2) motivate these individuals to achieve short-term and long-term corporate goals and enhance stockholder value; and (3) support our core values and culture. To meet these objectives, we have adopted the following overriding policies:

•	Pay compensation that will attract, motivate and retain talented and qualified officers and other employees who are critical to our long term success; and

•	Pay compensation that rewards performance by, in appropriate circumstances, (i) paying bonuses upon achievement of Company and individual performance and (ii) providing long-term, incentives in the form of stock incentives, in order to reward increasing long-term stockholder value, while aligning the interests of our officers and other key employees with those of our stockholders.

The above policies guide the Compensation Committee in assessing the proper allocation between long-term compensation, current cash compensation and short-term bonus compensation. Other considerations include our business objectives, our fiduciary and corporate responsibilities (including as to affordability and accounting and tax implications) and regulatory requirements.

Role of the Compensation Committee and Management

Our executive compensation program is overseen and administered by the Compensation Committee, which is comprised entirely of independent directors as determined in accordance with applicable SEC and NASDAQ rules, including the special factors applicable to compensation committee members. The Compensation Committee operates under a written charter adopted by the Compensation Committee and ratified by the Board. A copy of the charter is publicly available in the “Corporate Governance” section of our website at www.psiengines.com.

In determining the appropriate compensation packages for our executives, the Compensation Committee considers each executive’s historical compensation, including equity and non-equity based compensation, and equity holdings. In addition, the CEO reviews the performance of each of the executives. The conclusions reached, and recommendations made, by the CEO based on these reviews for base salary levels and discretionary bonus amounts are presented to the Compensation Committee. As part of this process, the CEO takes into account his general knowledge of industry pay levels, using this information for general reference and for perspective on market compensation practices. However, neither the CEO nor the Compensation Committee has engaged in any specific compensation benchmarking or reviewed or relied upon any formal surveys of compensation practices within the Company’s industry or more broadly.

The Compensation Committee relies to a large extent on the CEO’s conclusions and recommendations on each executive’s performance and compensation. However, it is the Compensation Committee which makes the final executive officer compensation determinations, subject (except in the case of equity awards) to the final approval by the full Board. Ultimately, the Compensation Committee makes these determinations on a discretionary basis, applying the compensation philosophy discussed above. Also, in the case of Mr. Cohen, the Compensation Committee is bound by the terms of his employment agreement with the Company, as applicable. As the Company continues to evolve and grow as a public company, the Compensation Committee may further formalize its compensation practices, which may include benchmarking against industry/peer group compensation, engaging compensation consultants to advise on specific compensation elements and/or tying cash and other incentive awards to the achievement of pre-established financial performance targets.

Role of Compensation Consultant

The Company has not historically used compensation consultants in determining compensation for our Named Executive Officers. Although the Company previously utilized a Compensation Consultant for informal analyses of compensation in similar-sized organizations in like industries and to report and advise on certain matters related to executive compensation, including matters relating to the 2012 Plan and equity awards under the 2012 Plan, the Company did not utilize any consultants for purposes of the establishment of the compensation of our Named Executive Officers for fiscal 2014.

Elements of Executive Compensation

As described in more detail below, the principal elements of our executive compensation program include a mix of the following, at the discretion of the Compensation Committee:

•	base salary;

•	annual, cash-based discretionary bonus;

•	long-term equity incentive awards;

•	retirement plans; and

•	perquisites and other personal benefits.

The Compensation Committee uses its discretion to create a mix of compensation elements for each Named Executive Officer that emphasizes both long-term strategic value for stockholders and shorter-term strategic and operational goals.

Base Salary

We provide Named Executive Officers and other employees with a base salary to compensate them for services rendered during the fiscal year. For executives, the amount of base salary is meant to reflect the primary responsibilities of the executive’s position, experience level, management skills and the executive’s contribution to the performance of the Company. In adjusting base salary levels, the Compensation Committee considers the Company’s overall performance (including as to financial results and creation of stockholder value) and relies to a large degree upon the recommendations from the CEO following his review of the performance of the executive officers. The Compensation Committee does not apply any formulas or assign any criteria specific mathematical weight; instead, the Compensation Committee exercises its judgment and discretion.

Salaries for executive officers are reviewed annually or when there is a change in position or responsibilities, such as a promotion. The Compensation Committee typically approves the base salary increases in January for that fiscal year. In January 2014, the Compensation Committee determined, considering the recommendation of the CEO, that base salaries for fiscal 2014 be as follows: Gary Winemaster, $540,000, Eric Cohen $500,000, Daniel Gorey $285,000 and Kenneth Winemaster $272,500, attempting to align the salary of each Named Executive Officer with his respective responsibilities. The base salaries of all of the aforementioned Named Executive Officers in fiscal 2014 remained the same as in fiscal 2013. Eric Cohen’s base salary was increased from $350,000 on an annualized basis in fiscal 2012 to $500,064 in fiscal 2013 in order to set the COO’s base salary at a level more reflective of his responsibilities with the Company. Daniel Gorey’s base salary was increased from $275,000 in fiscal 2012 to $285,000 in fiscal 2013 as a result of him serving for a full year as the Company’s CFO.

Discretionary Bonus

The Compensation Committee utilizes discretionary bonuses to provide additional compensation to the Named Executive Officers, and to award them for their performance. The Compensation Committee believes that the immediacy of these bonuses provides an incentive to the Named Executive Officers to raise their individual level of performance, and thus the Company’s overall level of performance. Accordingly, the Compensation Committee believes the bonuses are an important motivating factor for the Named Executive Officers.

The Company has not adopted any formal, or informal, performance or other financial performance or other targets or objectives for the calculation or payment of these discretionary bonuses. Instead, in determining discretionary bonuses awarded, the Compensation Committee considers factors such as the Company’s overall performance for the previous year and stockholder value creation, discretionary bonuses awarded in previous years and the individual performance of the Named Executive Officer, including his particular contributions to the success of the Company (taking into account his particular roles and responsibilities for the Company). As part of its determination, the Compensation Committee relies to a large degree upon the recommendations and conclusions of the CEO with respect to the performance of each of the Named Executive Officers.

In determining discretionary bonus payments for the Named Executive Officers for fiscal 2014, the Compensation Committee took into account the strong performance by the Company and each Named Executive Officer’s individual contribution to that strong performance. The Compensation Committee approved an initial bonus to Gary Winemaster of $100,000 and approved $750,000 of additional total bonus compensation. Our Chief Executive Officer will make a recommendation for allocation of the additional bonus compensation to the Compensation Committee which will have sole discretion in the final determination and approval of such bonuses.

Long-Term Equity Incentive Awards

The Compensation Committee has the authority to grant stock options, restricted stock and other awards under the 2012 Plan to the Named Executive Officers and other employees, consultants and directors. The purpose of granting such awards is to provide equity compensation that provides value to these employees when value is also created for the stockholders, and applicable vesting periods are designed to motivate award recipients to remain employees of the Company. For Company executives, the equity compensation is intended to motivate them to make stronger business decisions, improve financial performance and focus on both short-term and long-term objectives and to encourage behavior that protects and enhances the long-term interests of the Company’s stockholders. The Compensation Committee also believes that equity incentive awards are an important retention tool.

The Compensation Committee determines grants of long-term equity incentive awards based on factors such as overall Company and individual performance, job positions and responsibilities within the Company, growth potential and level of responsibility. The Compensation Committee also considers, for each individual, prior grants and equity holdings, length of time in current position and any change in responsibility, as well as the financial statement expense associated with the grants. As part of its determination, the Compensation Committee relies to a large degree upon the recommendations and conclusions of the CEO, based upon his review of the performance of each of the Named Executive Officers.

To date, the Compensation Committee has only granted two equity awards to Named Executive Officers: (i) the Compensation Committee granted a stock appreciation right to Eric Cohen in 2012 as contemplated by his employment agreement executed when he joined the Company in June of 2012 and (ii) the Compensation Committee granted Daniel Gorey restricted stock in 2013. The grant to Eric Cohen was designed to incentivize him over a long-term horizon, so the Compensation Committee did not consider that any additional award to him was necessary or appropriate for 2014. The grant to Daniel Gorey of restricted stock was made to enhance his retention and reward him for the advancement of the Company’s progress as a public company, taking into account that he had not previously received any equity awards from the Company. The Compensation Committee did not consider that any additional award to him was necessary or appropriate for 2014. Gary Winemaster and Kenneth Winemaster have not yet received any awards under the 2012 Plan in light of their significant equity holdings, but the Compensation Committee may make awards to these Named Executive Officers in the future to reward outstanding performance and creation of stockholder value.

Retirement Benefits under the 401(k) Plan, Executive Perquisites and Generally Available Benefit Programs

We also provide the Named Executive Officers with benefits under a 401(k) retirement plan, perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall executive compensation program and the Compensation Committee’s executive compensation philosophy, as well as the Compensation Committee’s objective to better enable us to attract and retain the most talented and dedicated executives possible. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the Named Executive Officers.

Other Matters

Tax-Deductible Performance-Based Compensation

Section 162(m) of the Internal Revenue Code limits to $1,000,000 the annual tax deduction for compensation paid to a Named Executive Officer, (other than the Chief Financial Officer), unless such compensation qualifies as performance-based compensation and is paid pursuant to a stockholder approved plan. Certain compensation granted under the 2012 Plan that is intended to be eligible to qualify as performance-based compensation may be fully deductible under Internal Revenue Code Section 162(m). However, the Company does not represent that the compensation of the Named Executive Officers will be fully deductible for federal income tax purposes, and the Company maintains the flexibility to pay non-deductible compensation if it determines it is in the best interests of the Company and its stockholders.

Compensation Risk Assessment

During fiscal 2014, Company management, along with the Compensation Committee, considered whether any of the Company’s compensation policies and practices had the potential to create risks that are reasonably likely to have a material adverse effect on the Company. Management considered the risk profile of the Company’s business and the design and structure of its compensation policies and practices. The Company concluded that the risks arising from its compensation policies and practices are not reasonably likely to have a material adverse effect on the Company based on the following:

•	The Company’s base salary, retirement benefits, executive perquisites and generally available benefit programs create little, if any, risk to the Company.

•	Management does not believe that the structure of its bonus plans, as described above under the subheading “Annual Incentive Bonus,” encourages employees to take risks that are reasonably likely to have a material adverse effect on the Company. In particular, management noted that the awards are discretionary, so there are no goals or targets which might encourage excessive-risk taking.

•	The Company also awarded restricted stock as long-term incentive compensation. Management does not believe that either the award or structure of restricted stock grants encourages employees to take risks that are reasonably likely to have a material adverse effect on the registrant. In particular, the emphasis on granting awards of long-term incentive compensation that vest over a significant number of years focuses on long-term stock appreciation, does not incentivize short-term risk taking and aligns with the overall Company objective of providing value to these employees when value is also created for the Company’s stockholders.

•	The Company believes that its mix of fixed compensation and “at risk” compensation, including annual incentive bonuses and stock awards, does not encourage inappropriate risk-taking by employees.

These factors were discussed with the Compensation Committee during the preparation of this Annual Report, and it was concluded that the risks arising from the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee oversees the Company’s executive compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with Company management the Compensation Discussion and Analysis set forth in this Annual Report. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors the inclusion of the Compensation and Discussion Analysis in this Annual Report.

The Compensation Committee

Mary E. Vogt, Chairperson

Jay J. Hansen

EXECUTIVE COMPENSATION

The table below summarizes the compensation earned for the fiscal years indicated for services rendered to our company, in all capacities, by our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards		All Other Compensation		Total
Gary Winemaster	2014	$540,000	$100,000	(7)	$—		$50,950	(1)	$690,950	(7)
Chairman of the Board,	2013	540,000	400,000		—		49,058		989,058
Chief Executive Officer and President	2012	540,000	—		—		54,805		594,805
Eric Cohen	2014	500,000		(7)	—		13,517	(3)	513,517	(7)
Chief Operating Officer	2013	500,064	200,000		—		—		700,064
	2012	254,648	262,500		1,800,000	(2)	—		2,317,148	(4)
Daniel Gorey	2014	285,000		(7)	—		—		285,000	(7)
Chief Financial Officer	2013	285,000	100,000		119,988	(5)	—		504,988
	2012	275,000	75,000		—		—		350,000	(6)
Kenneth Winemaster	2014	272,500		(7)	—		33,367	(1)	305,867	(7)
Senior Vice President	2013	272,500	200,000		—		33,680		506,180
	2012	272,500	—		—		35,233		307,733

(1)	The amount reported includes, with respect to Gary Winemaster, amounts for automobile payments, automobile insurance payments, gasoline, parking, sporting event tickets, and gross up payment of taxes; with respect to Kenneth Winemaster, amounts for automobile payments, automobile insurance payments, sporting event tickets and gross up payment of taxes.
(2)	On June 6, 2012, the Compensation Committee approved, and we granted, a stock appreciation right (“SAR”) to Mr. Cohen pursuant to our 2012 Incentive Compensation Plan and a Stock Appreciation Rights Award Agreement. The SAR granted to Mr. Cohen covers an aggregate of 543,872 shares of our common stock and is exercisable only in whole shares at a price per share of $22.07. The SAR granted to Mr. Cohen vests and becomes exercisable ratably on each of the first three anniversaries of the grant date. However, the SAR did not become exercisable until the date that was the last of any seven valuation dates (as defined within the SAR award agreement) within any period of ten of fewer consecutive valuation dates that commenced after the grant date and prior to the expiration date on each of which the market value per share of our common stock was at least $22.07, which market condition has been satisfied. Please see the disclosure of assumptions made in the valuation of the SAR included in Note 10 of the Notes to the consolidated financial statements included in this Annual Report.
(3)	The amount reported includes amounts for automobile payments, automobile insurance payments, gasoline, and parking.
(4)	Eric Cohen was appointed to the position of Chief Operating Officer by the Board on April 9, 2012. His compensation for 2012 reflects compensation from April 9, 2012 until December 31, 2012.
(5)	Grant of 3,333 shares of restricted stock on June 17, 2013 that vests in three equal installments on each of the first, second and third anniversaries of the grant date. The grant date fair value of the award is based on the closing price of our common stock as reported on The NASDAQ Capital Market on June 17, 2013, the grant date of the award.
(6)	Daniel Gorey was appointed to the position of Chief Financial Officer by the Board on April 9, 2012. His compensation for 2012 reflects compensation for his service as Chief Financial Officer from April 9, 2012 until December 31, 2012 and compensation for his service as the Senior Vice President of Finance from January 1, 2012 until April 8, 2012.

(7)	In addition to the $100,000 paid to Gary Winemaster in 2014, the Compensation Committee has also approved $750,000 in total bonus compensation for the Named Executive Officers, however, the specific amount to be allocated to each Named Executive Officer has yet to be determined. Therefore, the total compensation reported in the Summary Compensation Table does not include specific bonus amounts.

Outstanding Equity Awards at 2014 Fiscal Year-End

The table below presents information relating to the awards granted under our 2012 Incentive Compensation Plan, our only equity incentive plan as of December 31, 2014.

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercised		Equity Incentive Plan Awards: Numbers of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)
Gary Winemaster	—	—		—	$—	—	—		—		—	—
Eric Cohen	—	242,581	(1)	—	22.07	06/06/22	—		—		—	—
Daniel Gorey	—	—		—	—	—	2,222	(2)	$114,677	(3)	—	—
Kenneth Winemaster	—	—		—	—	—	—		—		—	—

(1)	See note 2 to the Summary Compensation Table above for information relating to the SAR granted to Mr. Cohen in 2012.
(2)	See note 5 to the Summary Compensation Table above for information relating to the restricted stock granted to Mr. Gorey in 2013.
(3)	Computed using the closing price of our common stock as reported on The NASDAQ Capital Market on December 31, 2014.

OPTION EXERCISES AND STOCK VESTED

	Option Awards				Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)		Value Realized on Exercise ($) (c)		Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
Gary Winemaster	—		—		—		—
Eric Cohen	120,000	(1)	$9,359,400	(3)	—		—
Daniel Gorey	—		—		1,111	(2)	$85,791	(4)
Kenneth Winemaster	—		—		—		—

(1)	See note 2 to the Summary Compensation Table above.
(2)	See note 5 to the Summary Compensation Table above.
(3)	Amount reflects the total value realized on a pre-tax basis on June 6, 2014 and June 11, 2014.
(4)	Amount reflects value realized on a pre-tax basis June 17, 2014.

Employment Agreements

Mr. Cohen entered into an employment agreement with us dated June 6, 2012. The employment agreement expires on April 1, 2016; however, it automatically renews for an additional one-year period unless either we or Mr. Cohen notifies the other party in writing of the intention not to renew the employment agreement by no later than January 2, 2016. The employment agreement provides for an annual base salary of $350,000, subject to increase from time to time, and a discretionary annual bonus, to be paid at the discretion of the Board of Directors. In addition, as contemplated by the employment agreement Mr. Cohen was granted a stock appreciation right pursuant to the 2012 Plan as described in note 2 to the Summary Compensation Table.

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

Potential Payments Upon Termination or Change-in-Control

Pursuant to our employment agreement with Eric Cohen entered into on June 6, 2012; Mr. Cohen is entitled to certain payments upon termination of his employment. See “— Employment Agreements” above for a description of the payments to which Mr. Cohen is entitled pursuant to his employment agreement. Other than these arrangements, and accelerated vesting of equity awards under the 2012 Plan, we currently do not have any compensatory plans or arrangements that provide for any payments or benefits upon the resignation, retirement or any other termination of any of our current executive officers, as the result of a change in control, or from a change in any executive officer’s responsibilities following a change in control.

The table below provides a quantitative analysis of the amount of compensation payable to Mr. Cohen in each situation involving a termination of employment, assuming that each had occurred as of December 31, 2014.

Fiscal 2014 Payments Upon Termination or Change in Control

Name	Termination w/o Cause (1)	Termination with Cause (2)	Change of Control (3)
Gary Winemaster	$—	$—	$—
Eric Cohen	500,000	—	12,519,605	(4)
Daniel Gorey	—	—	—
Kenneth Winemaster	—	—	—

(1)	Amount presented was determined in accordance with the employment agreement of Mr. Cohen and assumes that Mr. Cohen executed and delivered a general release in favor of us.
(2)	In the event Mr. Cohen’s employment was terminated for “Cause,” we would have no further obligations with respect to Mr. Cohen’s employment (except for the payment of any base salary accrued through the date on which Mr. Cohen’s employment was terminated).
(3)	In accordance with Mr. Cohen’s Stock Appreciation Rights Agreement, in the event of a change in control, the SAR will become fully vested and exercisable.
(4)	Assumes exercise of 242,581 shares of common stock underlying the SAR computed using a closing price of our common stock as reported on The NASDAQ Capital Market on December 31, 2014.

Compensation Committee Interlocks and Insider Participation

During 2014, there were no interlocks between members of our Compensation Committee and our Named Executive Officers.

DIRECTOR COMPENSATION

In 2012, we adopted a program for director compensation which entitles each non-employee director to receive an annual retainer of $30,000 for their service on the board of directors. In addition, pursuant to our 2012 Plan, equity awards may be granted to our non-employee directors under such plan, but no such awards have yet been granted. Pursuant to these compensation policies, we will not pay additional compensation to our executive officers for their services as directors. The table below summarizes the compensation earned by each non-employee director for service on our board of directors for the last fiscal year.

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
H. Samuel Greenawalt	$30,000	—	—	—	—	—	$30,000
Kenneth Landini	$30,000	—	—	—	—	—	$30,000
Jay Hansen	$30,000	—	—	—	—	—	$30,000
Mary Vogt	$30,000	—	—	—	—	—	$30,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2015, by the following individuals or groups: (1) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) all of our directors and executive officers as a group.

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

As of March 3, 2015, 10,731,284 shares of our common stock were outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Class
Gary Winemaster	3,872,696	36.09%
Eric Cohen(2)	—	—
Daniel Gorey	2,974	*
Kenneth Winemaster	2,180,545	20.32%
Kenneth Landini	19,000	*
H. Samuel Greenawalt	7,800	*
Jay Hansen	—	—
Mary Vogt	—	—
All directors and executive officers as a group (8 persons)	6,083,015	56.68%

*	Denotes beneficial ownership of less than one percent
(1)	Unless otherwise indicated, the address of each person or entity is c/o Power Solutions International, Inc., 201 Mittel Drive, Wood Dale, IL 60191.
(2)	Excludes shares Mr. Cohen has the right to acquire upon exercise of a vested portion of the SAR granted to him pursuant to the 2012 Plan, because the number of shares that will be received upon exercise of the SAR is not determinable until the date of exercise.

Securities Authorized for Issuance Under Compensation Plans

On May 30, 2012, our Board of Directors approved and adopted the 2012 Plan, which was then approved by our stockholders at the annual meeting held on August 29, 2012. The 2012 Plan is administered by the Compensation Committee of the Board of Directors, which consists only of independent, non-employee directors.

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

Under the 2012 Plan, 830,925 shares of common stock were initially made available for awards pursuant to the 2012 Plan. On July 31, 2013, the Board of Directors, upon recommendation of the Compensation Committee, adopted an amendment to the 2012 Plan to increase the number of shares of common stock available for issuance under the 2012 Plan by 700,000 shares. This amendment was approved by our stockholders at the Company’s annual meeting of stockholders held on August 28, 2013. Of the 1,530,925 shares reserved for awards under the 2012 Plan, 543,872 shares were originally underlying a SAR award granted to our Chief Operating Officer on June 6, 2012 and 185,993 shares of restricted stock have been granted to eligible employees as of December 31, 2014.

As of December 31, 2014, 801,060 shares of our common stock were available for awards pursuant to the 2012 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	242,581	(1)	$22.07	801,060
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	242,581		$22.07	801,060

(1)	This amount relates to the underlying shares of common stock to be issued upon the exercise of the remaining SAR from the grant to Eric Cohen on June 6, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Transactions with Our Company and/or The W Group

The W Group, our wholly-owned subsidiary, engaged (and continues to engage) Landini, Reed & Dawson, a certified public accounting and consulting firm, to provide tax advice and consultation services, including in respect of the reverse recapitalization, the private placement and related transactions. Kenneth Landini, who is a member of our board of directors, is a partner and co-founder of Landini, Reed & Dawson, P.C. During our fiscal year ended December 31, 2014 (“fiscal 2014”), Landini, Reed & Dawson, P.C. charged $62,385, for its services provided to our company during such period. It is expected that Landini, Reed & Dawson, P.C. will continue to provide such services going forward, and that the amounts paid in our fiscal year ending December 31, 2015 (“fiscal 2015”) will be consistent with the amounts paid in fiscal 2014.

For fiscal 2014, William Winemaster (the father of Gary Winemaster and Kenneth Winemaster, our Chairman of the Board, Chief Executive Officer and President and our Senior Vice President, respectively), served as an employee performing consulting and advisory type services for The W Group and its subsidiaries, received (1) annual salaries of $153,709, (2) payments for automobiles and related auto insurance premiums equal to $10,101, and (3) payments related to mobile telephone service equal to $992. In addition, Mr. William Winemaster was given a performance based bonus of $2,500 in fiscal 2014. It is anticipated that William Winemaster will continue to serve as an employee of The W Group performing consulting and advisory type services going forward, and that Mr. Winemaster’s compensation for fiscal 2015 will be consistent with his compensation for such services in fiscal 2014.

Related Party Transaction Policy

On December 20, 2013, the board of directors adopted a formal Related Party Transaction Policy (the “Policy”) whereby all transactions required to be reported pursuant to Item 404 of Regulation S-K are reviewed and approved. The Policy calls for the general counsel or the Audit Committee, as applicable and in accordance with the Policy, to review each related person transaction (as defined below) and determine whether it will approve or ratify that transaction. Any Audit Committee member who has any interest (actual or perceived) will not be involved in the consideration of the Audit Committee. The full text of our Related Party Transaction Policy is available on our website at www.psiengines.com in the “Corporate Governance” section.

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

Composition of the Board of Directors and Director Independence

We are subject to the corporate governance rules of The NASDAQ Stock Market, which require that a majority of our board of directors consists of “independent directors” as defined in such corporate governance rules. Our board of directors has determined that Mr. H. Samuel Greenawalt, Mr. Jay Hansen and Ms. Mary Vogt are each a non-employee director who meets the applicable independence requirements for directors of The NASDAQ Stock Market.

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

INDEPENDENT AUDITOR FEES

On June 12, 2012, the board of directors replaced Deloitte & Touche LLP and their respective affiliates (collectively “Deloitte”) with McGladrey LLP (“McGladrey”) as its independent registered public accounting firm for the year ended December 31, 2012. As a result, certain accounting related fees were incurred by both Deloitte and McGladrey for their services during 2014 and 2013 as provided below. The following table sets forth the aggregate fees incurred for professional services rendered by both Deloitte and McGladrey for the fiscal year ended December 31, 2014 (“fiscal 2014”) and 2013 (“fiscal 2013”), respectively:

Description of Fees	December 31, 2014	December 31, 2013
Audit Fees	$449,914	$253,050
Audit-Related Fees	63,283	254,960
Tax Fees	—	—
All Other Fees	2,000	2,000

Total	$515,197	$510,010

Audit Fees. Consists of fees incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our quarterly reports.

Audit-Related Fees. Consists of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.” These fees for fiscal 2014 were incurred for professional services rendered in conjunction with the issuance of a consent for registration statements we filed on Form S-3 and for professional services rendered in connection with the audit of the financial statements of the Company’s defined contribution plan for the year ended December 31, 2013. These fees for fiscal 2013 were incurred for professional services rendered in conjunction with the issuance of a consent for registration statements we filed on Form S-1, Form S-3 and Form S-8 and other work related to an offering.

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

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by our independent auditors. In certain cases, the Chairman of the Audit Committee is delegated the authority by the Audit Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Audit Committee at its next meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

15(a) Consolidated Financial Statements and Schedules

The following financial statements are filed as a part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Power Solutions International, Inc.

We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Solutions International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Power Solutions International, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of Power Solutions International, Inc.’s internal control over financial reporting.

/s/ McGladrey LLP

Chicago, Illinois

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Power Solutions International, Inc.

We have audited Power Solutions International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Power Solutions International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Professional Power Products, Inc. from its assessment of internal control over financial reporting as of December 31, 2014, because it was acquired by the Company in a purchase business combination in the second quarter of 2014. We have also excluded Professional Power Products, Inc. from our audit of internal control over financial reporting. Professional Power Products, Inc. is a wholly owned subsidiary whose total assets and net loss represent approximately 23% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

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

In our opinion, Power Solutions International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Power Solutions International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015, expressed an unqualified opinion.

/s/ McGladrey LLP

Chicago, Illinois

March 13, 2015

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(Dollar amounts in thousands, except per share amounts)	2014	2013
ASSETS
Current assets
Cash	$6,561	$6,306
Accounts receivable, net	81,740	42,730
Inventories, net	93,903	55,986
Prepaid expenses and other current assets	4,801	2,173
Deferred income taxes	3,998	2,811

Total current assets	191,003	110,006

Property, plant & equipment, net	20,892	13,104
Intangible assets, net	21,392	—
Goodwill	23,546	—
Other noncurrent assets	5,804	3,509

TOTAL ASSETS	$262,637	$126,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$60,877	$24,444
Income taxes payable	779	167
Accrued compensation and benefits	5,983	3,758
Current maturities of long-term debt	1,667	—
Other accrued liabilities	6,742	4,016

Total current liabilities	76,048	32,385

Long-term obligations
Revolving line of credit	78,030	17,933
Deferred income taxes	3,241	304
Private placement warrants	11,036	24,525
Long-term debt, less current maturities	2,361	—
Other noncurrent liabilities	1,122	1,051

TOTAL LIABILITIES	171,838	76,198

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock — $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at December 31, 2014 and 2013.	—	—
Common stock — $0.001 par value. Authorized: 50,000,000 shares. Issued: 11,562,209 and 11,352,812 shares at December 31, 2014 and 2013, respectively. Outstanding: 10,731,284 and 10,521,887 shares at December 31, 2014 and 2013, respectively.	12	11
Additional paid-in-capital	73,959	57,308
Retained earnings (accumulated deficit)	21,078	(2,648)
Treasury stock, at cost, 830,925 shares at December 31, 2014 and 2013.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	90,799	50,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,637	$126,619

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(Dollar amounts in thousands, except per share amounts)	2014	2013	2012
Net sales	$347,995	$237,842	$202,342
Cost of sales	280,950	193,316	168,425

Gross profit	67,045	44,526	33,917

Operating expenses:
Research & development and engineering	16,900	10,439	7,377
Selling and service	9,715	7,545	5,925
General and administrative	14,386	11,575	8,299

Total operating expenses	41,001	29,559	21,601

Operating income	26,044	14,967	12,316

Other (income) expense:
Interest expense	1,331	657	1,023
Loss on debt extinguishment	—	270	—
Contingent consideration	(3,840)	—	—
Private placement warrant (income) expense	(6,169)	28,031	448
Other expense, net	183	10	—

Total other (income) expense	(8,495)	28,968	1,471

Income (loss) before income taxes	34,539	(14,001)	10,845
Income tax provision	10,813	4,759	4,143

Net income (loss)	$23,726	$(18,760)	$6,702

Weighted-average common shares outstanding:
Basic	10,706,780	9,779,457	9,068,846
Diluted	11,131,617	9,779,457	9,068,846
Earnings (loss) per common share
Basic	$2.22	$(1.92)	$0.74
Diluted	$1.58	$(1.92)	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)	Preferred stock	Common stock	Common stock warrant	Additional paid-in capital	Treasury stock	(Accumulated deficit) retained earnings	Total stockholders’ equity
Balance at December 31, 2011	—	10	—	10,154	(4,250)	9,410	15,324
Net income	—	—	—	—	—	6,702	6,702
Share-based compensation expense	—	—	—	478	—	—	478
Exercise of private placement warrants	—	—	—	230	—	—	230

Balance at December 31, 2012	—	10	—	10,862	(4,250)	16,112	22,734
Net loss	—	—	—	—	—	(18,760)	(18,760)
Net proceeds from stock offering	—	1	—	34,015	—	—	34,016
Share-based compensation expense	—	—	—	1,268	—	—	1,268
Payment of withholding taxes for net settlement of share-based awards	—	—	—	(2,063)	—	—	(2,063)
Excess tax benefit from exercise of share-based awards	—	—	—	1,642	—	—	1,642
Exercise of private placement warrants	—	—	—	11,584	—	—	11,584

Balance at December 31, 2013	—	11	—	57,308	(4,250)	(2,648)	50,421
Net income	—	—	—	—	—	23,726	23,726
Acquisition consideration	—	—	—	5,060	—	—	5,060
Tax effect of acquisition consideration	—	—	—	(681)	—	—	(681)
Share-based compensation expense	—	—	—	1,254	—	—	1,254
Payment of withholding taxes for net settlement of share-based awards	—	—	—	(430)	—	—	(430)
Excess tax benefit from exercise of share-based awards	—	—	—	2,704	—	—	2,704
Exercise of private placement warrants	—	1	—	8,744	—	—	8,745

Balance at December 31, 2014	$—	$12	$—	$73,959	$(4,250)	$21,078	$90,799

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(Dollar amounts in thousands)	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$23,726	$(18,760)	$6,702
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	2,562	1,528	1,074
Amortization	2,147	40	31
Deferred income taxes	1,011	(467)	(716)
Non-cash interest expense	87	64	81
Share-based compensation expense	1,254	1,268	478
Increase in accounts receivable allowances	204	160	43
Increase in inventory reserves	679	649	739
Inventory step up to fair value	482	—	—
(Decrease) increase in valuation of private placement warrants liability	(6,169)	28,031	448
Decrease in valuation of contingent consideration liability	(3,840)	—	—
Loss on investment in joint venture	209	39	—
Loss on disposal of assets	284	72	111
Loss on debt extinguishment	—	270	—
(Increase) decrease in operating assets, net of effects of business acquisition:
Accounts receivable	(35,225)	(5,410)	(8,000)
Inventories	(34,125)	(16,667)	(7,314)
Prepaid expenses and other assets	(4,492)	(1,849)	(616)
Increase (decrease) in operating liabilities, net of effects of business acquisition:
Accounts payable	34,140	(3,687)	2,473
Accrued compensation and benefits and other accrued liabilities	667	2,763	924
Income taxes payable	585	(445)	510
Other noncurrent liabilities	129	(34)	91

Net cash used in operating activities	(15,685)	(12,435)	(2,941)

Cash flows from investing activities
Purchases of property, plant, equipment and other assets	(7,239)	(6,007)	(3,890)
Acquisition, net of cash acquired	(44,122)	—	—
Investment in joint venture	(350)	(500)	—
Increase in cash surrender value of life insurance	(2)	(7)	(8)

Net cash used in investing activities	(51,713)	(6,514)	(3,898)

Cash flows from financing activities
(Decrease) increase in cash overdraft	—	—	(3,780)
Proceeds from stock offering	—	36,750	—
Initial proceeds from borrowings under revolving line of credit	—	38,995	—
Advances from revolving line of credit — noncurrent obligation	82,402	74,841	72,062
Repayments of revolving line of credit — noncurrent obligation	(22,305)	(87,900)	(65,035)
Repayment of prior revolving line of credit	—	(38,945)	—
Net change in revolving line of credit — current obligation	—	—	4,249
Proceeds from exercise of private placement warrants	1,425	4,412	178
Proceeds from long-term debt	5,000	—	—
Payments on long-term debt	(972)	—	(64)
Payment of withholding taxes from net settlement of share-based awards	(430)	(2,063)	—
Excess tax benefit from exercise of share-based awards	2,704	1,642	—
Cash paid for financing and transaction fees	(171)	(3,020)	(228)

Net cash provided by financing activities	67,653	24,712	7,382

Increase in cash	255	5,763	543
Cash at beginning of the year	6,306	543	—

Cash at end of the year	$6,561	$6,306	$543

Supplemental disclosures of cash flow information
Cash paid for interest	$1,153	$660	$912
Cash paid for income taxes	$5,333	$4,869	$4,353
Supplemental disclosures of non-cash transactions
Unpaid property, plant, equipment and other assets	$799	$1,552	$928
Fair value of private placement warrants exercised	$7,320	$7,172	$52
Supplemental disclosures of business acquisition
Fair value of assets acquired	$60,104	$—	$—
Less liabilities assumed	(5,805)	—	—

Net assets acquired	54,299	—	—
Less shares expected to be issued	(8,900)	—	—
Less cash acquired	(1,277)	—	—

Business acquisition, net of cash acquired	$44,122	$—	$—

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

On April 1, 2014 (the “Date of Acquisition”), the Company’s Board of Directors approved and the Company acquired Professional Power Products, Inc. (“3PI”), pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), with Carl L. Trent and Kenneth C. Trent (each individually a “Shareholder” and collectively the “Shareholders”) and CKT Holdings Inc., a Wisconsin corporation (the “Seller”) owned by the Shareholders. 3PI is a leading designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural gas power generation markets. Refer to Note 3, “Acquisition of Professional Power Products, Inc.” for a further discussion of this acquisition.

Nature of business operations

The Company is a global producer and distributor of a broad range of high performance, certified low emission, power systems, including alternative fuel power systems, for original equipment manufacturers of off-highway industrial equipment (“industrial OEMs”), including large custom-engineered integrated electrical power generation systems. The Company’s customers include large, industry-leading and/or multinational organizations. The Company’s products and services are sold predominantly to customers throughout North America, as well as, to customers located throughout Asia and Europe. The Company operates as one business and geographic segment.

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

Reclassification

Certain amounts recorded in the prior period consolidated financial statements presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Principles of consolidation

The consolidated financial statements presented herein include the accounts of Power Solutions International, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue recognition

The Company recognizes revenue upon transfer of title and risk of loss to the customer, which is typically when products are shipped, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable and management believes collectability is reasonably assured. As of December 31, 2014, the Company had recognized revenue associated with approximately $3.2 million of undelivered product. The Company anticipates the collection of any unpaid balances during 2015. The Company did not enter into any bill and hold arrangements during 2013 or 2012.

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

The activity in the Company’s allowance for doubtful accounts as of December 31, was as follows:

	2014	2013
Balance at beginning of year	$452	$408
Charged to expense	204	160
(Write-offs), net of recoveries	(4)	(116)

Balance at end of year	$652	$452

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

Inventories consisted of the following as of December 31:

	2014	2013
Raw materials	$87,133	$53,631
Work in process	1,752	1,417
Finished goods	6,777	2,448

Total inventories	$95,662	$57,496
Inventory allowance	(1,759)	(1,510)

Inventories, net	93,903	55,986

The activity in the Company’s inventory allowance as of December 31 was as follows:

	2014	2013
Balance at beginning of year	$1,510	$966
Charged to expense	679	649
Write-offs	(430)	(105)

Balance at end of year	$1,759	$1,510

Long-lived assets

Long-lived assets, such as property, plant and equipment and land, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no adjustments to the carrying values of long-lived assets during the years ended December 31, 2014 and 2013.

Goodwill and other intangibles

Goodwill represents the excess of purchase price and related costs over the values assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles —Goodwill and Other Intangibles, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, the Company tests for goodwill impairment on a specified date of each year, October 1.

In accordance with ASC 350, Intangibles — Goodwill and Other Intangibles, the Company amortizes its intangible assets with finite lives using an accelerated method over their respective estimated useful lives and will review for impairment whenever impairment indicators exist. The Company’s intangible assets consist of backlog, customer relationships and trade names and trademarks.

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

The activity in the Company’s warranty liability as of December 31 was as follows:

	2014	2013
Balance at beginning of year	$1,274	$690
Acquisition on April 1, 2014	1,600	—
Charged to expense	2,020	1,195
Payments	(1,800)	(611)

Balance at end of year	$3,094	$1,274

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

Research & development and engineering costs

The Company expenses research & development and engineering costs when incurred. Research & development costs classified within research & development and engineering expenses in the consolidated statements of operations, consist primarily of wages and materials related to engineering work and approximated $14.9 million, $9.4 million and $6.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Share-based compensation

The Company accounts for share-based compensation expense for awards granted to employees for service over the service period based on the grant date fair value.

Fair value of financial instruments

The Company’s financial instruments include accounts receivable, accounts payable, revolving line of credit, term debt and private placement warrants. The carrying amounts of accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying value of the revolving line of credit and term debt approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities. Based upon the Company’s current credit agreement with Wells Fargo Bank, National Association, using the Company’s balances and interest rates as of December 31, 2014, and holding other variables constant, a 10% increase in the interest rates for the next 12 month period charged by the bank to the Company would have decreased the Company’s pre-tax earnings and cash flow by approximately $159,000. The fair value of the private placement warrants is described below in Note 7, “Fair value of financial instruments.”

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2014 and 2013, the Company had not recorded a deferred tax asset valuation allowance.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2014 and 2013, the Company had an unrecognized tax benefit of $740,000 and $570,000, respectively, for uncertain tax positions including interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Concentrations

The Company generally maintains cash balances in various accounts at one financial institution in the Midwest. As of December 31, 2014 and 2013, the Company maintained cash in a non-interest bearing account at a financial institution. At December 31, 2014 and 2013, cash accounts were insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution and per depositor. The Company’s cash balances exceeded the FDIC maximum insured amounts in both 2014 and 2013.

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

Three customers (“Customer A”, “Customer B” and “Customer C”) individually accounted for more than 10% of the Company’s sales during one or more years from 2012 through 2014. Customer A represented 11%, 16% and 16% of consolidated net sales in 2014, 2013, and 2012, respectively. Customer B and Customer C represented 11% and 11% of consolidated net sales in 2014, respectively, and less than 10% of consolidated net sales in 2013 and 2012.

Five customers (“Customer A, “Customer B,” “Customer C,” all referred to above, “Customer D” and “Customer E”) individually accounted for more than 10% of consolidated accounts receivable at December 31, 2014 or 2013. At December 31, 2014 and December 31, 2013, Customer A represented less than 10% of consolidated accounts receivable and 11% of consolidated accounts receivable, respectively. At December 31, 2014 and 2013, Customer B represented 14% and 13% of consolidated accounts receivable, respectively. At December 31, 2014 and 2013, Customer C represented 17% of consolidated accounts receivable and less than 10% of consolidated accounts receivable, respectively. At December 31, 2014 and 2013, Customer D represented 11% and 18% of consolidated accounts receivable, respectively. Customer E represented 11% of consolidated accounts receivable in 2014, and less than 10% of the Company’s accounts receivable in 2013.

Three suppliers (“Supplier A,” “Supplier B” and “Supplier C”) individually accounted for more than 10% of the Company’s purchases during one or more years from 2012 through 2014. Supplier A accounted for 15%, 30% and 30% of the Company’s purchases in 2014, 2013 and 2012, respectively. Supplier B accounted for 16% of the Company’s purchases in 2012, and less than 10% of the Company’s purchases in 2014 or 2013. Supplier C accounted for 27% and 15% of the Company’s purchases in 2014 and 2013, respectively, and less than 10% of the Company’s purchases in 2012.

2. Recently issued accounting pronouncements

The Company evaluates the pronouncements of authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), to determine the impact of new pronouncements on GAAP and the Company. In May of 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the following within a contract with a customer; the separate performance obligations in the contract; the transaction price; allocation of the transaction price to the separate performance obligations in the contract; and the appropriate amount of revenue to be recognized when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements. There were no additional new accounting pronouncements that have been issued or adopted during the year ended December 31, 2014, that are expected to have a significant effect on the Company’s consolidated financial statements.

3. Acquisition of Professional Power Products, Inc.

On the Date of Acquisition, the Company acquired all of the issued and outstanding stock of 3PI, an Illinois corporation and wholly-owned subsidiary of CKT Holdings Inc., for cash of $45.4 million, including cash acquired of $1.3 million, and agreed to pay to the Seller additional consideration of between $5,000,000 and $15,000,000 in shares of the Company’s common stock, valued at $76.02 per share (i.e., between 65,772 and 197,316 shares), based upon, and following the final determination in accordance with the Stock Purchase Agreement of, the 3PI EBITDA (as defined in the Stock Purchase Agreement). As of the Date of Acquisition, this consideration was valued at $8.9 million, and accordingly the total consideration payable for 3PI was valued at $54.3 million. The consideration payable in shares of the Company’s common stock consisted of (i) fixed consideration and (ii) contingent consideration. The Stock Purchase Agreement included a provision by and among the Company, Shareholders and Seller to treat the purchase of the 3PI stock as an acquisition of assets for income tax purposes.

The fixed portion of the consideration, representing 65,772 shares of the Company’s common stock valued at $5,060,000 at the Date of Acquisition was classified as a component of equity in the Company’s consolidated balance sheet as of December 31, 2014. The fixed portion of the consideration was not subject to revaluation adjustment for financial reporting purposes. The contingent portion of the consideration (i.e., the earn-out consideration) was up to 131,544 shares of the Company’s common stock (i.e., the difference between the maximum number of shares issuable of 197,316 and the fixed number of shares issuable of 65,772). The earn-out portion of consideration was initially valued at $3,840,000 as of the Date of Acquisition and recognized as a liability on the Company’s consolidated balance sheet. The measurement period for determining the amount of contingent consideration ultimately payable to the Sellers was based upon the 2014 full calendar-year performance of 3PI as defined in the Stock Purchase Agreement. The minimum threshold for payout of the earn-out consideration was not met as of December 31, 2014. Accordingly, the Company reversed the liability that had been recorded and recognized a gain of $3,840,000 which amount has been classified as “Other income” in the Company’s consolidated results of operations for the year ended December 31, 2014.

The Company incurred total transaction costs related to the acquisition of approximately $811,000, all of which was recognized and classified within general and administration expense in the Company’s consolidated statements of operations in 2014 in accordance with generally accepted accounting principles in the U.S. (“GAAP”). To facilitate the transaction, the Company entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. on April 1, 2014, to increase its revolving line of credit and secured a $5.0 million term loan to finance this acquisition. Refer to Note 8, “Revolving line of credit and term loan” for a further description of these obligations.

The acquisition of 3PI has been accounted for as a business combination in accordance with ASC 805, Business Combinations, and, as such, assets acquired and liabilities assumed have been recorded at their respective fair values. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill. The determination of the estimated fair values required management to make significant estimates and assumptions. The more significant assumptions included estimating future cash flows and developing appropriate discount rates. Independent valuation specialists conducted a valuation to assist management of the Company in determining the estimated fair values of inventory, machinery and equipment, intangible assets and contingent consideration. The Company’s management is responsible for the internal and third party valuations and appraisals. The work performed by the independent valuation specialists, has been considered in management’s estimates of fair values reflected. Fair value measurements can be highly subjective, and the reasonable application of measurement principles may result in a range of alternative estimates using the same facts and circumstances. The purchase price for this acquisition allocated to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

	April 1, 2014 (As initially reported)	Measurement period adjustment	April 1, 2014 (As adjusted)
Assets acquired:
Cash	$1,277	$—	$1,277
Accounts receivable	3,989	—	3,989
Inventories	5,073	(120)	4,953
Prepaid expenses and other current assets	243	—	243
Property, plant & equipment	2,596	—	2,596

Total tangible assets	13,178	(120)	13,058

Intangible assets:
Intangible assets	23,500	—	23,500
Goodwill	22,372	1,174	23,546

Total assets acquired	59,050	1,054	60,104

Liabilities assumed:
Accounts payable	1,494	—	1,494
Accrued liabilities	3,257	1,054	4,311

Total liabilities assumed	4,751	1,054	5,805

Net assets acquired	$54,299	$—	$54,299

The above estimated fair values of assets acquired and liabilities assumed were based on known information as of April 1, 2014, were provisionally allocated to the assets acquired and liabilities assumed on an interim basis and deemed final as of December 31, 2014. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy. The Company believes that this information provides a reasonable basis for estimating the fair values. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at the Date of Acquisition.

The fair value of accounts receivable acquired was adjusted for amounts known or highly likely to be uncollectible based upon an assessment of known facts and circumstances as of the Date of Acquisition and additional information arising subsequent to the Date of Acquisition with respect to these known facts and circumstances. The gross amount of accounts receivable acquired was approximately $4,332,000 of which $343,000 is expected to be uncollectible.

The inventory acquired was revalued to its fair value. While the cost of raw materials generally approximates fair value, the value of work in process and finished goods inventory was “stepped up” by $482,000, representing the estimated selling price of that inventory less the sum of costs to complete and a reasonable allowance for the Company’s selling efforts. This “stepped up” inventory value was recognized within the Company’s cost of sales during 2014. Subsequent to the Date of Acquisition, the inventory was further adjusted by approximately $120,000, reflecting the value of the inventory acquired as of April 1, 2014.

See Note 6, “Goodwill and other intangibles,” for detail describing the intangible assets acquired and the amortization period based on the estimated useful lives of the intangible assets. The fair value of backlog and customer relationships was derived using the multi-period excess earnings method. The fair value of the trade names and trademarks was derived using the relief from royalty method.

The fair value of property, plant and equipment was based upon an appraisal of these assets or the acquisition costs of assets acquired immediately prior to the Date of Acquisition.

Goodwill largely consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies, and the value of the assembled workforce.

The accounts payable and accrued liabilities assumed were based on their book values which approximated their fair values at the Date of Acquisition. Subsequent to the Date of Acquisition, the accrued liabilities were further adjusted by $1,054,000.

During the year ended December 31, 2014, the Company’s liability for the contingent consideration associated with the acquisition was measured at fair value based on unobservable inputs, and was thus, considered a Level 3 financial instrument. The fair value of the liability determined by this analysis was primarily driven by the Company’s expectations of achieving the performance measures required by the Stock Purchase Agreement, the resulting shares expected to be issued, and the share price of the Company’s common stock. The expected performance metrics and resulting shares expected to be issued were estimated based on a Monte Carlo simulation model considering actual and forecasted results over the measurement period. For the year ended December 31, 2014, the Company recognized income of $3,840,000 due to a decrease in the estimated fair value of the Company’s contingent consideration liability. This valuation adjustment was recorded as “Contingent consideration” in the Company’s consolidated statements of operations for the year ended December 31, 2014. As of December 31, 2014, the Company’s contingent consideration liability was determined to be zero.

As a result of the provisions within the Stock Purchase Agreement, the Company treated the acquisition of 3PI as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities were initially the same at the Date of Acquisition. The write-off of the earn-out portion of the contingent consideration and the difference in the book and tax basis of the fixed portion of the consideration resulted in a lower amount of goodwill that will be deductible by the Company for income tax purposes. Accordingly, the Company recognized deferred income tax liabilities arising from these differences which amounted to $1,570,000 and $681,000, respectively. The $1,570,000 was recognized in the Company’s income tax expense while the $681,000 was recognized as an adjustment to the Company’s additional paid-in-capital as of and for the year ended December 31, 2014. The total amount of goodwill that is expected to be deductible for income tax purposes was approximately $18.0 million at December 31, 2014.

The assets, liabilities, and operating results of 3PI have been included in the Company’s consolidated financial statements from the Date of Acquisition to December 31, 2014. 3PI’s sales, net of intercompany sales, included in the Company’s operating results from the Date of Acquisition to December 31, 2014 were $20.4 million and 3PI reported an operating loss of approximately $2.0 million for the same period. Amortization expense related to identifiable intangible assets associated with the acquisition, further described in Note 6, “Goodwill and other intangibles,” and included in the consolidated financial statements, approximated $2,108,000 from the Date of Acquisition through December 31, 2014 and was included in the aforementioned loss from operations.

The following supplemental unaudited pro forma information presents the financial results as if the transaction had occurred on January 1, 2013 as follows:

	Year ended (unaudited)
	December 31, 2014	December 31, 2013
Net sales	$353,175	$278,117
Net (loss) income	$23,671	$(16,557)
(Loss) earnings per share, basic	$2.21	$(1.69)
(Loss) earnings per share, diluted	$1.57	$(1.69)

The historical operating results of 3PI included in the proforma information above has been adjusted to exclude certain non-recurring expenses, principally transaction expenses which amount approximated $3,474,000 in 2014 and none in 2013.

The pro forma information presented above is for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company.

4. Earnings per share

The Company computes earnings (loss) per share by applying the guidance stated in ASC 260, Earnings per Share. The treasury stock method has been used to compute earnings (loss) per share. The Company has issued warrants (“Private Placement Warrants”) that represent the right to purchase shares of the Company’s common stock, stock appreciation rights (“SAR”), and restricted stock, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. Refer to Note 11, “Stockholders’ equity” for a further description of the Private Placement Warrants and Note 10, “2012 Incentive compensation plan” for a further description of the SAR and restricted stock.

The computations of basic and diluted earnings (loss) per share as of December 31, 2014, 2013 and 2012, were as follows:

	2014	2013	2012
Numerator:
Net income (loss)	$23,726	$(18,760)	$6,702
Change in the value of Private Placement Warrants	(6,169)	—	—

	$17,557	$(18,760)	$6,702

Denominator:
Weighted average common shares outstanding-basic	10,706,780	9,779,457	9,068,846
Incremental shares from assumed exercise of Private Placement Warrants, SAR, restricted stock	424,837	—	—

Weighted average common shares outstanding-diluted	11,131,617	9,779,457	9,068,846

Earnings (loss) per share of common stock — basic and diluted:
Earnings (loss) per share of common stock — basic	$2.22	$(1.92)	$0.74

Earnings (loss) per share of common stock — diluted	$1.58	$(1.92)	$0.74

As of December 31, 2013, due to the loss reported in the consolidated statements of operating results, any potentially issuable shares of Company common stock associated with the Private Placement Warrants, SAR and restricted stock granted were not included in the dilutive EPS calculation. These potential shares were excluded from the diluted EPS calculation because they have an anti-dilutive effect under the treasury stock method.

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

During the years ended December 31, 2014, 2013 and 2012, portions of the Private Placement Warrants were exercised, resulting in the issuance of 109,585 shares, 339,410 shares and 13,750 shares of Company common stock, respectively. See Note 11, “Stockholders’ equity” for further detail of these transactions.

5. Property, plant and equipment, net

The components of property, plant and equipment as of December 31, were as follows:

	2014	2013
Land	$260	$260
Building and improvements	5,015	4,125
Office furniture and equipment	3,705	2,723
Tooling and equipment	13,736	7,595
Transportation equipment	525	203
Construction in progress	6,056	4,844

Property, plant and equipment, at cost	29,297	19,750
Accumulated depreciation	(8,405)	(6,646)

Property, plant and equipment, net	$20,892	$13,104

Property, plant and equipment are recorded at cost. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the assets’ useful economic lives or the period from the date the assets are placed in service to the end of the lease term including renewal periods that are considered by the Company to be reasonably assured of being exercised. Depreciation expense totaled $2,562,000, $1,528,000 and $1,074,000, for the years ended December 31, 2014, 2013 and 2012, respectively.

Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Estimated useful lives by major asset category are as follows:

Life (in years)
Building and improvements	Lesser of (i) 39 years, (ii) expected useful life of improvement or (iii) life of lease (including likely extension thereof)
Tooling and equipment	Up to 10 years
Office furniture and equipment	5 – 10
Transportation equipment	3 – 5

6. Goodwill and Other Intangibles

Goodwill and other intangible assets are not amortized, but are reviewed annually or more frequently if indicators arise, for impairment. The Company’s evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, as defined below, is less than its carrying amount. The Company may bypass this qualitative assessment, or determine that based on its qualitative assessment considering the totality of events and circumstances (including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in our share price, or other factors), that additional impairment analysis is necessary. This additional analysis involves comparing the Company’s market capitalization relative to the carrying value of its equity and other factors deemed appropriate by management as of December 31, 2014. However, actual fair values that could be realized in a transaction may differ from those used to evaluate the potential impairment of goodwill.

Goodwill was evaluated for impairment at the reporting unit level, which was defined as the operating segment level. At December 31, 2014, goodwill recorded on the Company’s consolidated balance sheet was $23,546,000. The Company’s fair value measurement test, performed annually as of October 1, 2014, revealed no indications of impairment.

Management reviews other intangible assets, which include backlog, customer relationships and trade names and trademarks, for impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset were less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value would be recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. For the year ended December 31, 2014, there were no indications of impairment.

Amortization expense for intangible assets was $2,147,000, $40,000 and $31,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The table below shows the amortization period and intangible asset cost by intangible asset as of December 31, 2014 and the accumulated amortization and net intangible asset value in total for all those intangible assets that related to the Company’s acquisition of 3PI. Refer to Note 3, “Acquisition of Professional Power Products, Inc.” for a further discussion of this acquisition.

		2014
Description of intangible	Amortization period	Gross amount	Accumulated amortization	Net amount
Backlog	18 months	$1,200	$(1,095)	$105
Customer relationships	13 years	20,600	(926)	19,674
Trade names and trademarks	13 years	1,700	(87)	1,613

Total		$23,500	$(2,108)	$21,392

The weighted average useful life of those intangibles acquired and included in the table above was approximately 13 years as of December 31, 2014.

The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated amortization expense
2015	$3,362
2016	3,031
2017	2,566
2018	2,260
2019	2,044
Thereafter	8,129

Total	$21,392

7. Fair value of financial instruments

As of December 31, 2014 and 2013, the Company measured its financial assets and liabilities under the amended ASC 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of December 31, 2014 and 2013, the Company’s Private Placement Warrants were measured at fair value under ASC 820. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

As of December 31, 2014 and 2013, the Company estimated the fair value of its Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model as of December 31, were as follows:

	2014	2013
Market value of the Company’s common stock	$51.61	$75.10
Exercise price	$13.00	$13.00
Risk-free interest rate	0.39%	0.51%
Estimated price volatility	55.00%	42.50%
Contractual term	1.33 years	2.33 years
Dividend yield	—	—

The market value of the Company’s common stock was based on its closing price on December 31, 2014 and December 31, 2013, the date of each valuation. The volatility factors noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. If all other assumptions were held constant, the recorded liability of the Private Placement Warrants would increase or decrease by less than $100,000 due to a 10% change in the estimated price volatility in the Black-Scholes option pricing model.

The following table summarizes the change in the estimated fair value of the Company’s Level 3 financial instrument as of December 31:

	2014	2013
Balance at beginning of year	$24,525	$3,666
Fair value of private placement warrants exercised	(7,320)	(7,172)
(Decrease)/increase in the value of private placement warrants	(6,169)	28,031

Balance at end of year	$11,036	$24,525

For the years ended December 31, 2014, 2013 and 2012, the Company recognized income of $6,169,000 and expenses of $28,031,000 and $448,000, respectively. This was due to a decrease in the estimated fair value of the Company’s Private Placement Warrants in 2014 and an increase in fair value of the Private Placement Warrants in 2013 and 2012. This (income) expense was recorded as “Private placement warrant (income) expense” in the Company’s consolidated statements of operations for the respective periods.

Refer to Note 3, “Acquisition of Professional Power Products, Inc.”, for a further description of the income recognized due to a decrease in the estimated fair value of the Company’s contingent consideration.

Financial liabilities measured at fair value

The following table summarizes fair value measurements by level as of December 31, 2014, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$11,036

The following table summarizes fair value measurement by level as of December 31, 2013, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$24,525

Financial assets and liabilities not measured at fair value

As of December 31, 2014 and 2013, the Company’s revolving line of credit and term debt, including accrued interest, recorded on the consolidated balance sheets were carried at cost. The carrying value of the revolving line of credit and term debt approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile has not changed significantly since the origination of these financial liabilities. Under ASC Topic 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable.

8. Revolving line of credit and term debt

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

On April 1, 2014, the Wells Credit Agreement was amended (the “Amended Wells Credit Agreement”) to increase the Company’s revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires the Company to report its fixed charge coverage ratio and leverage ratio as described below; (d) includes a $5.0 million term loan arrangement with Wells Fargo Bank; and (e) includes a letter of credit subfacility of the revolving line of credit. The principal amount of the $5.0 million term loan is payable in 36 equal monthly installments with the first payment due on June 1, 2014, plus interest at LIBOR plus 4.50%. As of December 31, 2014, the LIBOR rate on the term loan was 0.17%. The term loan may be paid in whole or in part without penalty at any time after June 30, 2014 upon at least 10 business days prior notice. Effective April 1, 2014 and during the period in which the term loan is outstanding, the Company is subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. The Company is required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and the Company’s debt leverage ratio may not exceed 4.0 to 1.0 during the period in which the term loan is outstanding. The Company used borrowings under the expanded revolving line of credit as well as the proceeds from the term loan to finance the acquisition of 3PI which was consummated on April 1, 2014 as described in Note 3, “Acquisition of Professional Power Products, Inc.”

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

On September 30, 2014 and again on February 11, 2015, the Company further amended its credit facility with Wells Fargo Bank, National Association to increase its revolving line of credit facility to $100.0 million and $125.0 million, respectively, (collectively with the Amended Wells Credit Agreement, the “Amended Wells Credit Agreement II”) and is subject to the same terms and conditions as described above.

As of December 31, 2014, $71.0 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.66% as of December 31, 2014. The remaining outstanding balance of $7.0 million as of December 31, 2014 had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $21.2 million at December 31, 2014. As of December 31, 2014, the Company had approximately $4,028,000 outstanding under the term loan, which bore interest at LIBOR plus 4.50%, which equaled 4.67% with the applicable margin included. Principal payments due on the term loan were as follows as of December 31, 2014; $1,667,000 in 2015, $1,667,000 in 2016 and $694,000 in 2017.

As of December 31, 2013, $9.0 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin, which equaled 1.67% with the applicable margin included. The remaining outstanding balance of $8.9 million as of December 31, 2013, bore interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $47.9 million at December 31, 2013.

9. Leases

The Company leases certain buildings and equipment under various noncancelable operating lease agreements that contain renewal provisions. Rent expense under these leases approximated $3,314,000, $2,693,000 and $2,454,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The future minimum lease payments due under operating leases as of December 31, 2014, were as follows:

2015	$3,700
2016	3,939
2017	3,488
2018	2,494
2019	1,471
Thereafter	4,259

$19,351

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

Under the 2012 Plan, 830,925 shares of the Company’s common stock were initially made available for awards pursuant to the 2012 Plan. On July 31, 2013, the Board of Directors of the Company, upon recommendation of the Compensation Committee, adopted an amendment to the 2012 Plan to increase the number of shares of common stock available for issuance under the 2012 Plan by 700,000 shares. This amendment was approved by a majority of the Company’s stockholders at the Company’s annual meeting of stockholders held on August 28, 2013. Of the Company’s 1,530,925 shares reserved for awards under the 2012 Plan, 543,872 shares were originally underlying a SAR award granted to the Company’s Chief Operating Officer on June 6, 2012 and 185,993 shares of restricted stock had been granted through December 31, 2014 to eligible employees (as further described below). As of December 31, 2014, the Company had 801,060 shares of common stock available for future issuance under the 2012 Plan.

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

During the year ended December 31, 2014, the Grantee exercised a portion of the shares that vested on June 6, 2014. During the year ended December 31, 2013, the Grantee fully exercised the portion of shares that vested on June 6, 2013. The impact of this transaction on the Company’s issued capital is described in Note 11, “Stockholders’ equity.”

In the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $329,000, $907,000 and $478,000, respectively, of compensation expense in connection with the SAR. As of December 31, 2014, there was approximately $86,000 of total unrecognized compensation expense related to the SAR granted under the Plan. The Company expects the remaining SAR expense to be recognized during the first half of 2015.

Restricted stock awards

The Compensation Committee of the Board of Directors approved, and the Company granted, shares of Company restricted stock (“Restricted Stock”) to various employees pursuant to the 2012 Plan and subject in each case to a Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). Restricted stock activity consisted of the following for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
December 31, 2013	162,993	$39.29
Granted	23,000	71.47
Forfeited	(12,000)	60.44
Vested	(19,742)	41.89

December 31, 2014	154,251	$42.18

There was no Restricted Stock activity prior to December 31, 2013 with the exception of the grant of the 162,993 shares. These shares of Restricted Stock vest in various increments and periods over a maximum of ten years from the date the stock was granted as defined under the applicable Restricted Stock Award Agreement. In the year ended December 31, 2014 and 2013, the Company recognized approximately $925,000 and $361,000, respectively, of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. There was no similar expense recorded as of December 31, 2012. The fair value of restricted stock vested during 2014 was approximately $1,408,000. As of December 31, 2014, there was approximately $5,995,000 of total unrecognized compensation expense related to the Restricted Stock granted under the 2012 Plan. As of December 31, 2014, the weighted-average period over which the unrecognized compensation cost is expected to be recognized is approximately 7.0 years.

11. Stockholders’ equity

The statements of changes in stockholders’ equity for the years ended December 31, 2014, 2013 and 2012, present the changes giving effect to the Company’s common stock issued, stock compensation activity and Private Placement Warrant exercises, each of which is described below.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2014, 11,562,209 shares of Company common stock were issued and 10,731,284 shares of Company’s common stock were outstanding. At December 31, 2013, 11,352,812 shares of Company common stock were issued and 10,521,887 shares of Company’s common stock were outstanding. Each holder of a share of the Company’s common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of Company preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights.

Series A Convertible preferred stock

The Company has authorized 114,000 shares of Series A Convertible preferred stock with a par value of $0.001 per share. At December 31, 2014 and 2013, no shares of Series A Convertible preferred stock of the Company were issued or outstanding.

SAR exercise for shares of Company common stock

The Company granted a SAR to the Grantee on June 6, 2012 as further described in Note 10, “2012 Incentive compensation plan.” During the year ended December 31, 2014, the Grantee exercised the SAR with respect to 120,000 of the 181,291 shares of common stock underlying the SAR, the aggregate amount of which vested on June 6, 2014. As a result of these exercises the Company issued a total of 85,903 shares of the Company’s common stock in two exercises. In connection with these exercises, the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s financial statements is a cost that is deductible for income tax purposes. As such, the Company realized an income tax benefit of $2,427,000 for this incremental amount, which was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital as of December 31, 2014. As of December 31, 2014, there were 61,291 unexercised shares under the SAR that vested on June 6, 2014.

On August 15, 2013, the Grantee exercised the SAR with respect to 181,291 shares of common stock, which was the then vested portion of the SAR. Upon such exercise, the Company initially issued 96,504 shares of the Company’s common stock. Under the terms of the plan, at the option of the Grantee, the Company then withheld 42,314 of the shares issued to satisfy the Grantee’s income tax obligations. The cash equivalent of the shares withheld was $2,063,000, representing the Grantee’s income tax withholding obligation that was remitted by the Company to the applicable taxing authorities. The payment of the income tax withholding obligation was recorded as a reduction in additional paid-in-capital during the year ended December 31, 2013. The Company realized an income tax benefit of $1,642,000 for the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s financial statements that was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital during the year ended December 31, 2013.

Restricted stock vesting for shares of Company common stock

The Compensation Committee of the Board of Directors approved, and the Company granted, shares of Restricted Stock to various employees pursuant to the 2012 Plan and subject to a Restricted Stock Award Agreement as further described in Note 10, “2012 Incentive compensation plan.” For the year ended December 31, 2014, various individuals’ awards vested resulting in the net issuance of 13,909 shares. Under the terms of the 2012 Plan, at the option of certain of those vested restricted stock participants, the Company withheld shares issued to satisfy the income tax obligations of these participants. The cash equivalent of the aggregate number of shares withheld was $430,000 for the year ended December 31, 2014, representing the income tax withholding obligations of the participants, which was remitted by the Company to the applicable taxing authorities. The payments of the income tax withholding obligations were recorded as a reduction in additional paid-in-capital as of December 31, 2014.

In connection with the vesting and issuance of shares of the Company’s common stock under the 2012 Plan, other than the shares of common stock issued in connection with the SAR, the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s financial statements is a cost that is deductible for income tax purposes. As such, the Company realized an income tax benefit of $277,000 for this incremental amount which was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital as of and for the year ended December 31, 2014.

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

The Private Placement Warrants issued had an estimated fair value of $2,887,000 at the closing of the Reverse Recapitalization transaction and the Private Placement on April 29, 2011, determined based upon an agreed-upon exercise price of the Private Placement Warrants; the purchase price for (value of) the Company’s preferred stock and Private Placement Warrants, in the aggregate as agreed upon with the investors in the Private Placement; an assessment of an appropriate risk-free interest rate of 2.1%, an anticipated volatility factor of 50.0%, and a zero percent dividend yield, all incorporated into a valuation using the Black-Scholes option pricing model. The Company determined that the five-year Treasury Bond yield was a reasonable assumption for a risk-free rate, and that an appropriate volatility rate would represent the upper end of the range of implied volatility of publicly traded call options of benchmark companies, which reflects the mid-range of their historical volatility. The Company’s past history of not paying dividends and management’s intentions to continue such a dividend policy resulted in a zero dividend yield assumption. The five-year term of the Private Placement Warrants, the stated warrant exercise price of $13.00 per share (as adjusted for a reverse split), when the Private Placement Warrants became exercisable, and the Company’s common stock valuation of $10.08 per share (as adjusted for a reverse split), when the Private Placement Warrants became exercisable, comprise the balance of the inputs into the Black-Scholes pricing model for the warrant valuation.

See Note 7, “Fair value of financial instruments,” for detail describing the valuation approach for the Private Placement Warrants as of December 31, 2014 and 2013.

During the years ended December 31, 2014, 2013 and 2012, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 109,585 shares, 339,410 shares and 13,750 shares of the Company’s common stock, respectively.

As of December 31, 2014 and 2013, 287,257 shares and 396,842 shares of Company common stock, respectively, remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement.

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

12. Income taxes

The expense (benefit) for income taxes for the years ended December 31, was as follows:

	2014	2013	2012
Current tax expense
Federal	$5,650	$2,629	$3,806
State	1,448	955	1,053

	7,098	3,584	4,859

Deferred tax expense (benefit)
Federal	3,050	967	(542)
State	665	208	(174)

	3,715	1,175	(716)

Total tax expense	$10,813	$4,759	$4,143

A reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, was as follows:

	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax (benefit) expense at federal statutory rate	$12,089	35.0%	$(4,760)	34.0%	$3,687	34.0%
State income tax, net of federal benefit	1,403	4.0	848	(6.1)	581	5.4
Non-deductible private placement warrant (income)/expense	(2,159)	(6.3)	9,531	(68.0)	152	1.4
Domestic production activity	(295)	(0.9)	(376)	2.7	(221)	(2.0)
Research tax credits	(851)	(2.5)	(1,054)	7.5	(44)	(0.4)
Tax reserve reassessment	170	0.5	570	(4.1)	—	—
Other, net	456	1.5	—	—	(12)	(0.2)

Income tax expense	$10,813	31.3%	$4,759	(34.0)%	$4,143	38.2%

The Company recognized pretax income of $34,539,000 which included $6,169,000 of permanently excludable income associated with a change in the valuation of the Company’s Private Placement Warrants for the year ended December 31, 2014. Excluding this income, the Company’s pre-tax income was $28,370,000. The Company recognized expenses of $28,031,000 and $448,000 in the years ended December 31, 2013 and 2012, respectively due to the change in the valuation of the Private Placement Warrants. Excluding these expenses, the Company’s pre-tax adjustment income was $14,030,000 and $11,293,000 for the years ended December 31, 2013 and 2012, respectively. Excluding the impact of the change in the valuation of the Private Placement Warrants, the Company’s effective income tax rates would have been 38.1%, 33.9% and 36.7% for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company’s income tax expense for the year ended December 31, 2014, increased principally due to the higher taxable income realized in 2014 as compared with 2013. Partially offsetting the increase in income tax expense for the year ended December 31, 2014 were research tax credits recorded in 2014, net of unrecognized tax benefits, arising from the one year extension of the federal research tax credit as well as continuing state research tax credits. The Company’s income tax expense recognized in 2013 was favorably affected by the recognition of federal research tax credits for 2012 and 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 (“Act”) was signed into law. Some of the provisions of the Act were retroactive to January 1, 2012, including the Research and Experimentation Credit, which, at the time, was extended through the end of 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting the Company’s 2012 federal taxes, including R&D credit, were not recognized in the Company’s financial results until 2013. As the Act was signed into law in 2013, this federal research tax credit for the year ended December 31, 2012 of $413,000, along with the federal research tax credit estimated for 2013 of $641,000, were recorded in the Company’s financial results in the year ended December 31, 2013.

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

Components of the deferred income tax assets and liabilities consisted of the following as of December 31:

	2014	2013
Deferred tax assets
Inventory	$2,143	$1,630
Allowances and bad debts	280	196
Accrued warranty	1,022	496
Accrued wages and benefits	553	359
Stock compensation	391	490
Other	8	302

Total deferred tax assets	4,397	3,473

Deferred tax liabilities
Intangibles	(1,810)	—
Tax depreciation in excess of book	(1,830)	(966)

Total deferred tax liabilities	(3,640)	(966)

Net deferred tax assets	$757	$2,507

The Company’s net deferred tax assets and liabilities are presented as follows in the Company’s consolidated balance sheets as of December 31:

	2014	2013
Current deferred tax assets, net	$3,998	$2,811
Non-current deferred tax liabilities, net	(3,241)	(304)

Net deferred tax assets	$757	$2,507

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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2014, management believes that is it more likely than not that all of the Company’s deferred income tax assets will be realized and no valuation allowance is required on its US deferred tax assets.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2014 and 2013, the amount accrued for interest and penalties was not material to the Company’s financial statements.

The change in unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Balance at beginning of year	$555	$—
Additions based on tax positions related to the current year	255	555
Reductions for tax positions of prior years	(87)	—

Balance at end of year	$723	$555

As of December 31, 2014, management of the Company believes the liability for unrecognized tax benefits, excluding interest and penalties, could decrease by approximately $100,000 in 2015 due to lapses in the statute of limitations. Due to the various jurisdictions in which the Company files tax returns, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2015, but the amount cannot be estimated.

In the normal course of business, the Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company believes that it is no longer subject to examination by U.S. federal taxing authorities for years prior to 2011. With few exceptions, the Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the 2010 through the current tax years.

13. Defined contribution plan

The Company sponsors two retirement savings plans for employees meeting certain eligibility requirements. Under both plans, participants may choose from various investment options and can contribute an amount of their eligible compensation annually as defined by the applicable plan document, subject to Internal Revenue Code limitations.

The Power Great Lakes, Inc. Employees (401k) Profit Sharing Plan is funded by participant contributions and discretionary Company contributions. The Company made no discretionary contributions to this plan during 2014, 2013 or 2012. The Power Great Lakes, Inc. Employees (401k) Profit Sharing Plan was amended in 2013, to enable employees to invest in a fund which exclusively invests in the Company’s stock.

The Professional Power Products, Inc. (401k) Retirement Plan is funded by participant contributions and Company matching contributions, as defined by the plan document. The Company contributed approximately $91,000 to this plan during 2014.

14. Commitments and contingencies

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

On December 7, 2012, the Company signed an agreement to enter into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian markets. As of December 31, 2014, the production facility was complete. Manufacturing has been scheduled to commence during 2015. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture of which $850,000 and $500,000 has been contributed as of December 31, 2014 and December 31, 2013, respectively. On December 9, 2014, the Company signed an agreement to enter into a joint venture with a construction and utility equipment manufacturer headquartered in Incheon, South Korea. In connection with this agreement, the Company has committed up to $1.0 million which is expected to be contributed during 2015.

15. Related party transactions

On April 28, 2011, Gary Winemaster, Chief Executive Officer, and Thomas Somodi, who previously served as the Company’s Chief Strategy Officer and Chief Financial Officer entered into a purchase and sale agreement which was subsequently amended on October 31, 2011, whereby Mr. Winemaster agreed to purchase all of Mr. Somodi’s shares of preferred and common stock in The W Group.

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

During the years ended December 31, 2014, 2013 and 2012, the Company incurred fees for tax return and other consulting services with a professional services firm that is affiliated with a stockholder and member of the board of directors. Fees incurred during 2014, 2013 and 2012, were $62,000, $127,000 and $125,000, respectively.

16. Unaudited quarterly financial data

Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2014 and 2013:

For the quarters ended	March 31	June 30	September 30	December 31
2014
Net sales	$66,735	$83,378	$93,972	$103,910
Cost of sales	54,805	67,982	75,344	82,819

Gross profit	11,930	15,396	18,628	21,091
Operating expenses	8,409	9,503	11,109	11,980

Operating income	3,521	5,893	7,519	9,111
Other (income)	(111)	(240)	(3,625)	(4,519)

Income before income taxes	3,632	6,133	11,144	13,630
Income tax provision	1,258	2,250	3,996	3,309

Net income	$2,374	$3,883	$7,148	$10,321

Net income per common share:
Basic	$0.23	$0.37	$0.66	$0.96
Diluted	$0.19	$0.34	$0.56	$0.48
2013
Net sales	$52,576	$59,138	$64,628	$61,500
Cost of sales	43,407	47,954	52,256	49,699

Gross profit	9,169	11,184	12,372	11,801
Operating expenses	6,089	7,344	8,250	7,876

Operating income	3,080	3,840	4,122	3,925
Other expense	5,040	4,701	12,721	6,506

(Loss) before income taxes	(1,960)	(861)	(8,599)	(2,581)
Income tax provision	967	1,239	1,382	1,171

Net (loss)	$(2,927)	$(2,100)	$(9,981)	$(3,752)

Net (loss) per common share:
Basic	$(0.32)	$(0.23)	$(0.97)	$(0.36)
Diluted	$(0.32)	$(0.23)	$(0.97)	$(0.36)

As discussed in Note 3, Acquisition of Professional Power Products, Inc., the Company acquired 3PI for cash and additional consideration in the form of shares of the Company’s common stock. As of the Date of Acquisition, this additional consideration was valued at $8.9 million. The consideration payable in shares of the Company’s common stock consisted of (i) fixed consideration and (ii) contingent consideration. The Company initially accounted for the entire $8.9 million of additional consideration as a liability and, as such, reported the change in the fair value of the fixed and contingent consideration as an adjustment classified within “Other (income) expense” of its results of operations in the three months ended June 30, 2014. Prior to the completion and issuance of its results for the three months ended September 30, 2014, the Company determined that, because approximately $5.1 million of the additional consideration was fixed, that portion of the consideration should have been recorded in stockholders’ equity and not as a liability. Further, the fixed consideration was not subject to revaluation adjustment. The Company reclassified the fixed consideration from current liabilities to stockholders’ equity on its balance sheet as of September 30, 2014 and appropriately excluded this amount from any revaluation adjustment in the three months ended September 30, 2014. The results for the three months ended June 30, 2014, reflect the aforementioned adjustments and are presented as if the fixed consideration was classified as stockholders’ equity as of the Date of Acquisition.

Accordingly, “Other (income) expense” presented above reflects only the revaluation of the contingent portion of the consideration for the three months ended June 30, 2014.

The Company also initially did not provide income taxes in its quarterly income tax provision related to the change in the valuation of the contingent consideration for either of the three months ended June 30, 2014 or September 30, 2014. The Company subsequently concluded that it was required to recognize a deferred income tax liability arising from the change in the recorded value of the contingent consideration because the recognition of the change created a difference between the book and tax basis of goodwill. Accordingly, “Income tax provision” presented above for each of the three months ended June 30, 2014 and September 30, 2014 reflects the effect of recognizing deferred income tax expense and the corresponding deferred income tax liability arising from the change in the valuation of the contingent consideration as a result of the difference in the book and tax basis of goodwill associated with the acquisition of 3PI.

In evaluating the materiality of the foregoing revisions to the Company’s previously issued unaudited interim condensed consolidated financial statements, the Company considered the guidance set forth in SEC Staff Accounting Bulletin No. 99, Materiality, as well as Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that in both instances the errors were not material, individually or in the aggregate, to either of the relevant interim reporting periods. The Company therefore determined that amendments of its previously filed quarterly reports were not required. Accordingly, the required revisions to correct the 2014 interim periods are reflected herein. See below for the impact of the corrections on each of the quarters ended June 30, 2014 and September 30, 2014.

Reconciliation of unaudited quarterly financial data

Set forth below are only those interim periods and line items that were impacted by the aforementioned matters.

	Three months ended September 30, 2014
	As previously reported	(a) Adjustment	As revised
Income tax provision	$2,713	$1,283	$3,996
Net income	$8,431	$(1,283)	$7,148
Basic income per common share	$0.78	$(.12)	$0.66
Diluted income per common share	$0.68	$(.12)	$0.56

(a)	As described above, the Company determined that the income arising from a change in the valuation of the contingent portion of the consideration recognized in the Company’s statement of operations for the three months ended September 30, 2014, required the provision of a corresponding deferred income tax liability. Accordingly, the adjustment presented reflects the recognition of deferred income tax expense in the three months ended September 30, 2014 in connection with the change in the valuation of the contingent portion of the consideration that was recognized in the Company’s statements of operations for the period.

	Three months ended June 30, 2014
	As previously reported	(b) Adjustments	As revised
Other (income) expense	$(566)	$326	$(240)
Income before income taxes	$6,459	$(326)	$6,133
Income tax provision	$2,021	$229	$2,250
Net income	$4,438	$(555)	$3,883
Basic income per common share	$0.42	$(.05)	$0.37
Diluted income per common share	$0.39	$(.05)	$0.34

(b)

The Company initially recognized and recorded the change in the valuation of the fixed and contingent portions of the consideration contemplated in the acquisition of 3PI in its statement of operations for the three months ended June 30, 2014. The Company subsequently determined that the fixed portion of the consideration was not subject to revaluation adjustment. Accordingly, the adjustment classified in “Other (income) expense” is to eliminate the change in the valuation of the fixed portion of the consideration. Further, as described in note (a), the adjustment classified in “Income tax provision” presents the recognition of deferred income tax expense in the three months ended June 30, 2014 in connection with the change in the valuation of the contingent portion of the consideration that was recognized in the Company’s statements of operations for the period.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1†	Agreement and Plan of Merger between Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc. (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

2.2	Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011 (incorporated by reference from Exhibit 3.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

3.2	Bylaws of Power Solutions International, Inc., a Delaware corporation, adopted August 12, 2011 (incorporated by reference from Exhibit 3.5 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

4.1	Purchase Agreement, dated April 29, 2011, among Format, Inc. and the investors in the private placement (incorporated by reference from Exhibit 10.4 to Amendment No. 3 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

4.2	Form of Warrant, dated April 29, 2011, issued by Power Solutions International, Inc. to the investors in the private placement (incorporated by reference from Exhibit 10.6 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

4.3	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc., the investors in the private placement and ROTH Capital Partners, LLC (incorporated by reference from Exhibit 10.9 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

4.4	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc. and Gary Winemaster, Kenneth Winemaster and Thomas Somodi (incorporated by reference from Exhibit 10.10 to the registrant’s Current Report on Form 8-K, as amended, dated April 29, 2011).

10.1	Industrial Building Lease, dated as of February 28, 2012, between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 28, 2012, filed with the Commission March 2, 2012).

10.2	Industrial Building Lease, dated as of March 13, 2012, between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated March 13, 2012, filed with the Commission March 16, 2012).

10.3*	Employment Agreement, dated as of June 6, 2012, between Power Solutions International, Inc. and Eric A. Cohen (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission June 7, 2012).

10.4*	Stock Appreciation Rights Agreement, dated as of June 6, 2012, by and between Power Solutions International, Inc. and Eric Cohen (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission on June 7, 2012).

Exhibit Number	Exhibit Description

10.5*	Power Solutions International, Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission on June 7, 2012).

10.6*	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (incorporated by reference from Appendix A to the registrant’s Proxy Statement on Form DEF 14A, dated August 1, 2013, filed with the Commission on August 2, 2013).

10.7*	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 17, 2013, filed with the Commission on June 20, 2013).

10.8	Credit Agreement, dated as of June 28, 2013, by and among Wells Fargo, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 28, 2013, filed with the Commission on July 2, 2013).

10.9	Security Agreement dated as of June 28, 2013 by and among Wells Fargo, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 28, 2013, filed with the Commission on July 2, 2013).

10.10*	Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated January 7, 2014, filed with the Commission on January 9, 2014).

10.11	Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison, LLC. (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

10.12	Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc., and related documents (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

10.13	Joinder to Guaranty and Security Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc., joining Professional Power Products, Inc. as a party thereto (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

Exhibit Number	Exhibit Description

10.14††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between PSI International, LLC and Doosan Infracore Co., Ltd., as amended (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated August 6, 2014).

10.15	First Amendment to Amended and Restated Credit Agreement, dated as of April 1, 2014, and amended as of September 30, 2014 by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc., and related documents (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated September 30, 2014).

10.16	Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated September 30, 2014).

10.17	Second Amendment to the Amended and Restated Credit Agreement, dated as of April 1, 2014, and amended as of September 30, 2014, and further amended February 11, 2015 by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc., and related documents (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 17, 2015).

10.18	Distributor Agreement effective January 1, 2015 by and between Perkins Engines Company Limited and Power Solutions International, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 26, 2015).

21.1	Subsidiaries of Power Solutions International, Inc.

23.1	Consent of McGladrey LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement
†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2015.

POWER SOLUTIONS INTERNATIONAL, INC.

By:	/s/ DANIEL P. GOREY
Daniel P. Gorey
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of March 2015.

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