Form 10-Q
period 2015-03-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2015-05-08
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

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

As of May 5, 2015, there were 10,736,655 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$10,235	$6,561
Accounts receivable, net	75,326	81,740
Inventories, net	118,058	93,903
Prepaid expenses and other current assets	4,071	4,801
Deferred income taxes	3,998	3,998

Total current assets	211,688	191,003

Property, plant & equipment, net	22,258	20,892
Intangible assets, net	20,552	21,392
Goodwill	23,546	23,546
Other noncurrent assets	8,784	5,804

TOTAL ASSETS	$286,828	$262,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,058	$60,877
Income taxes payable	1,591	779
Accrued compensation and benefits	4,640	5,983
Current maturities of long-term debt	1,667	1,667
Other accrued liabilities	8,653	6,742

Total current liabilities	73,609	76,048

LONG-TERM OBLIGATIONS
Revolving line of credit	102,393	78,030
Deferred income taxes	3,241	3,241
Private placement warrants	14,650	11,036
Long-term debt, less current maturities	1,944	2,361
Other noncurrent liabilities	1,343	1,122

TOTAL LIABILITIES	197,180	171,838

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock – $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at March 31, 2015 and December 31, 2014.	—	—
Common stock – $0.001 par value. Authorized: 50,000,000 shares. Issued: 11,562,209 shares at March 31, 2015 and December 31, 2014. Outstanding: 10,731,284 at March 31, 2015 and December 31, 2014.	12	12
Additional paid-in-capital	74,264	73,959
Retained earnings	19,622	21,078
Treasury stock, at cost, 830,925 shares at March 31, 2015 and December 31, 2014.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	89,648	90,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,828	$262,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended March 31, 2015	Three months ended March 31, 2014
Net sales	$86,139	$66,735
Cost of sales	69,682	54,805

Gross profit	16,457	11,930

Operating expenses:
Research & development and engineering	5,168	3,598
Selling and service	2,750	1,827
General and administrative	4,469	2,984

Total operating expenses	12,387	8,409

Operating income	4,070	3,521

Other (income) expense:
Interest expense	489	99
Private placement warrant expense (income)	3,614	(233)
Other expense, net	39	23

Total other expense (income)	4,142	(111)

(Loss) income before income taxes	(72)	3,632
Income tax provision	1,384	1,258

Net (loss) income	$(1,456)	$2,374

Weighted-average common shares outstanding:
Basic	10,797,056	10,542,460
Diluted	10,797,056	11,054,594
(Loss) earnings per common share:
Basic	$(0.13)	$0.23

Diluted	$(0.13)	$0.19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flows from operating activities
Net (loss) income	$(1,456)	$2,374
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	833	478
Amortization	850	10
Non-cash interest expense	25	14
Share-based compensation expense	305	321
Increase (decrease) in accounts receivable allowances	163	(8)
Increase in inventory reserves	225	183
Increase (decrease) in valuation of private placement warrant liability	3,614	(233)
Loss on investment in joint venture	47	33
Loss on disposal of assets	18	—
(Increase) decrease in operating assets, net of effects of business acquisition:
Accounts receivable	6,251	(6,170)
Inventories	(18,059)	(12,945)
Prepaid expenses and other assets	672	580
Increase (decrease) in operating liabilities, net of effects of business acquisition:
Accounts payable	(4,820)	7,220
Accrued compensation and benefits and other accrued liabilities	568	(2,530)
Income taxes payable	812	418
Other noncurrent liabilities	221	(367)

Net cash used in operating activities	(9,731)	(10,622)

Cash flows from investing activities
Purchases of property, plant and equipment	(806)	(784)
Acquisitions	(9,735)	—

Net cash used in investing activities	(10,541)	(784)

Cash flows from financing activities
Advances from revolving line of credit – noncurrent obligation	32,363	14,126
Repayments of revolving line of credit – noncurrent obligation	(8,000)	(5,900)
Proceeds from exercise of private placement warrants	—	523
Payments on long-term debt	(417)	—

Net cash provided by financing activities	23,946	8,749

Increase (decrease) in cash	3,674	(2,657)
Cash at beginning of period	6,561	6,306

Cash at end of period	$10,235	$3,649

Supplemental disclosures of cash flow information
Cash paid for interest	$435	$86
Cash paid for income taxes	608	—
Supplemental disclosure of non-cash transactions
Unpaid property, plant, equipment and other assets	$1,001	$854
Fair value of private placement warrants exercised	—	2,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except per share amounts)

1. Description of the company and business operations

Description of the company

Power Solutions International, Inc., a Delaware corporation (“Company”), is the successor in a migratory merger (“Migratory Merger”) effective August 26, 2011, to Power Solutions International, Inc., a Nevada corporation. “Power Solutions International” and “PSI” refer to Power Solutions International, Inc., a Nevada corporation, prior to the consummation of the Migratory Merger, and Power Solutions International, Inc., a Delaware corporation, following the consummation of the Migratory Merger.

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

Nature of business operations

The Company is a global producer and distributor of a broad range of high performance, certified low emission, power systems, including alternative fuel power systems for original equipment manufacturers of off-highway industrial equipment (“industrial OEMs”), and large custom-engineered integrated electrical power generation systems. The Company’s customers include large, industry-leading and/or multinational organizations. The Company’s products and services are sold predominantly to customers throughout North America, as well as, to customers located throughout the Pacific Rim and Europe. The Company operates as one business and geographic segment.

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

Certain amounts recorded in the prior period unaudited condensed consolidated financial statements presented have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported net income.

These unaudited condensed consolidated financial statements should be read in conjunction with, and have been prepared in conformity with the accounting principles reflected in, the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As these financial statements have been prepared pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in annual financial statements and related notes prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Principles of consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Power Solutions International, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Significant accounting policies

The Company’s significant accounting policies as of December 31, 2014 are described in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2015. There have been no material changes with respect to the Company’s significant accounting policies subsequent to December 31, 2014.

3. Recently issued accounting pronouncements

The Company evaluates the pronouncements of authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), to determine the impact of new pronouncements on GAAP and the Company. In May of 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the following within a contract with a customer: the separate performance obligations in the contract; the transaction price; allocation of the transaction price to the separate performance obligations in the contract; and the appropriate amount of revenue to be recognized when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s unaudited condensed consolidated financial statements. In April of 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s unaudited condensed consolidated financial statements. There were no additional new accounting pronouncements or guidance that have been issued or adopted during the three months ended March 31, 2015, that are expected to have a significant effect on the Company’s unaudited condensed consolidated financial statements.

4. Acquisitions

When appropriate, the Company accounts for business combinations in accordance with ASC 805, Business Combinations, and, as such, assets acquired and liabilities assumed are recorded at their respective fair values. The excess of the acquisition consideration over the fair value of tangible and intangible assets acquired and liabilities assumed, if any, is then allocated to goodwill. Any goodwill ultimately recorded is generally attributable to one or more values ascribed to, geographic expansion of product sales, manufacturing and other synergies of the combined businesses.

The estimated fair values of assets acquired and liabilities assumed are based on the information that was available through the date of the most recent balance sheet, and are provisional, until the Company has completed the required analysis of fair values to be assigned to the assets acquired and liabilities assumed. The ultimate determination of fair values assigned to the assets acquired and liabilities assumed requires management to make significant assumptions and estimates. The more significant assumptions include estimating future cash flows and developing appropriate discount rates. These estimates and assumptions of the fair value allocation will be subject to change upon the finalization of all valuation analyses. When required, independent valuation specialists conduct valuations to assist management of the Company in determining the estimated fair values of trade receivables, inventory, machinery and equipment, intangible assets and liabilities assumed, including contingent consideration. The determination of these estimated fair values, the assets’ useful lives and the amortization and depreciation methods are subject to finalization of the work performed by the independent valuation specialists. Fair value measurements can be highly subjective, and the reasonable application of measurement principles may result in a range of alternative estimates using the same facts and circumstances. The final allocation could be materially different from the preliminary allocation recorded in the Company’s unaudited condensed consolidated balance sheet. However, the Company’s management is ultimately responsible for the values assigned. Although the final determinations may result in asset fair values that are materially different from the preliminary estimates of the amounts included in the Company’s unaudited condensed consolidated financial statements, the Company believes that the fair values ultimately assigned to the assets acquired and liabilities assumed will not materially differ from amounts initially recorded in the Company’s unaudited condensed consolidated financial statements.

        On March 18, 2015, the Company announced that it had acquired all of the membership interests in Buck’s Acquisition Company, LLC, (“Buck’s”) from UE Powertrain d/b/a Buck’s Engines and United Holdings, LLC, for an initial cash purchase price of approximately $9.7 million, subject to certain adjustments as defined by the purchase agreement. Buck’s is a manufacturer of alternative-fuel engines for industrial markets and was formerly a product line of United Engines, LLC. Buck’s supplies a range of alternative-fuel engines that run on natural gas, propane and liquid propane gas fuels. Buck’s targets an extensive range of industrial applications, including irrigation, gas compression, oil production, industrial equipment, power generation, mobile equipment, wind turbines, and re-power applications. The acquisition of Buck’s has been accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company acquired primarily inventory, and to a lesser extent, fixed assets and intangible assets. The Company has provisionally recorded the assets acquired and liabilities assumed on its balance sheet as of March 31, 2015, since the date of acquisition; subject to the completion of the fair value analysis of the assets acquired and liabilities assumed. The aggregate purchase price, inclusive of all potential payments has not yet been finalized. Upon finalization of the aggregate purchase price and the determination of the fair values of the assets acquired and liabilities assumed, any excess of the purchase price over the fair values assigned will then be allocated to goodwill. Goodwill, if any, is anticipated to consist of the general elements identified in the first paragraph of this footnote. The Company treated the acquisition of Buck’s as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities are expected to be the same at the date of acquisition, and a provision for deferred income tax will not be required to be recorded in connection with the purchase price allocation. Any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition of Buck’s was funded through the Company’s revolving line of credit.

On April 1, 2014, the Company acquired Professional Power Products, Inc. (“3PI”), pursuant to a stock purchase agreement with Carl L. Trent and Kenneth C. Trent (the “Trents”) and CKT Holdings Inc., a Wisconsin corporation owned by the Trents. 3PI is a leading designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural gas power generation markets. The Company treated the acquisition of 3PI as a purchase of assets for income tax purposes. The acquisition of 3PI was financed through the Company’s revolving line of credit and from proceeds received from a secured term loan.

The accompanying unaudited condensed consolidated statements of operations include the activity of 3PI for the three months ended March 31, 2015 and no activity for the three months ended March 31, 2014.

The Company incurred total transaction costs related to its acquisition activities of $200,000 and $811,000 for the three months ended March 31, 2015 and 2014, respectively, all of which was recognized as an operating expense and classified within general and administrative expenses in the Company’s unaudited condensed consolidated statement of operations in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

5. Earnings per share

The Company computes (loss) earnings per share by applying the guidance stated in ASC 260, Earnings per Share. The treasury stock method has been used to compute (loss) earnings per share. The Company has issued warrants (“Private Placement Warrants”) that represent the right to purchase shares of the Company’s common stock, a stock appreciation right (“SAR”) and restricted stock, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. Refer to Note 11, “Stockholders’ equity” for a further description of the Private Placement Warrants and Note 10, “2012 Incentive compensation plan” for a further description of the SAR and restricted stock.

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the hypothetical proceeds of exercise, with any residual shares representing the incremental common shares to be issued and included in diluted (loss) earnings per share. As of March 31, 2015, the Company’s Private Placement Warrants, SAR and restricted stock were evaluated for their potentially dilutive effect under the treasury stock method. Due to the loss reported in the unaudited condensed consolidated statements of operations, any potentially issuable shares of Company common stock associated with the Private Placement Warrants, SAR and restricted stock were not included in the dilutive EPS calculation for the three months ended March 31, 2015. These potential shares were excluded from the diluted EPS calculation because they would have had an anti-dilutive effect under the treasury stock method.

As of March 31, 2014, the Company’s Private Placement Warrants, SAR and restricted stock were evaluated for their potentially dilutive effect under the treasury stock method. See the table below for detail as to the dilutive effect of using the treasury stock method.

The computations of basic and diluted (loss) earnings per share for the three months ended March 31, 2015 and 2014, were as follows:

	Three months ended March 31,
	2015	2014
Numerator:
Net (loss) income	$(1,456)	$2,374
Change in the value of Private Placement Warrants	—	(233)

	$(1,456)	$2,141

Denominator:
Weighted average common shares outstanding-basic	10,797,056	10,542,460
Incremental shares from assumed exercise of Private Placement Warrants, SAR and restricted stock	—	512,134

Weighted average common shares outstanding-diluted	10,797,056	11,054,594

(Loss) earnings per share of common stock – basic and diluted
(Loss) earnings per share of common stock – basic	$(0.13)	$0.23

(Loss) earnings per share of common stock – diluted	$(0.13)	$0.19

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

Inventory consisted of the following as of:

	March 31, 2015	December 31, 2014
Raw material	$109,118	$87,133
Work in process	3,554	1,752
Finished goods	7,396	6,777

Total inventories	120,068	95,662
Inventory allowance	(2,010)	(1,759)

Inventories, net	$118,058	$93,903

7. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	March 31, 2015	December 31, 2014
Land	$260	$260
Buildings and improvements	5,627	5,015
Office furniture and equipment	3,730	3,705
Tooling and equipment	15,270	13,736
Transportation equipment	525	525
Construction in progress	5,963	6,056

Property, plant and equipment, at cost	31,375	29,297
Accumulated depreciation	(9,117)	(8,405)

Property, plant and equipment, net	$22,258	$20,892

8. Fair value of financial instruments

As of March 31, 2015, and December 31, 2014, the Company measured its financial assets and liabilities under the amended ASC 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of March 31, 2015 and December 31, 2014, the Company’s liability for Private Placement Warrants was measured at fair value under ASC 820. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

As of March 31, 2015 and December 31, 2014, the Company estimated the fair value of its liability for Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the following:

	March 31, 2015	December 31, 2014
Market value of the Company’s common stock	$64.29	$51.61
Exercise price	$13.00	$13.00
Risk-free interest rate	0.28%	0.39%
Estimated price volatility	55.00%	55.00%
Contractual term	1.08 years	1.33 years
Dividend yield	—	—

The market value of the Company’s common stock was based on its closing price on March 31, 2015 and December 31, 2014, the date of each valuation. The volatility factors noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. If all other assumptions were held constant, a 10% change in the estimated price volatility in the Black Scholes option pricing model would have an insignificant effect on the recorded liability of the Private Placement Warrants.

The following table summarizes the change in the estimated fair value of the Company’s Level 3 Private Placement Warrants liability in the three months ended March 31, 2015:

Balance at December 31, 2014	$11,036
Change in the value of private placement warrants	3,614

Balance at March 31, 2015	$14,650

For the three months ended March 31, 2015, the Company recognized expense of $3,614,000 due to an increase in the estimated fair value of the Company’s liability for Private Placement Warrants. For the three months ended March 31, 2014, the Company recognized income of $233,000, due to a decrease in the estimated fair value of the Company’s liability for Private Placement Warrants. This expense (income) was recorded as “Private placement warrant expense (income)” in the Company’s unaudited condensed consolidated statements of operations for the respective periods.

Financial liabilities measured at fair value

The following table summarizes fair value measurements by level as of March 31, 2015, for the Company’s level 3 financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$14,650

The following table summarizes fair value measurement by level as of December 31, 2014, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$11,036

Financial assets and liabilities not measured at fair value

As of March 31, 2015 and December 31, 2014, the Company’s revolving line of credit and term debt, including accrued interest, recorded on the unaudited condensed consolidated balance sheets were carried at cost. The carrying value of the revolving line of credit and term debt approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile has not changed significantly since the origination of these financial liabilities. Under ASC 825, Financial Instruments, these financial liabilities are defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable. The carrying value of cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and other accrued liabilities approximate fair value because of their short maturities.

9. Debt

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

On April 1, 2014, the Wells Credit Agreement was amended (the “Amended Wells Credit Agreement”) to increase the Company’s revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires the Company to report its fixed charge coverage ratio and leverage ratio as described below; (d) includes a $5.0 million term loan arrangement with Wells Fargo Bank; and (e) includes a letter of credit sub-facility of the revolving line of credit. The principal amount of the $5.0 million term loan was payable in 36 equal monthly installments with the first payment due on June 1, 2014, plus interest at LIBOR plus 4.50%. As of March 31, 2015, the LIBOR rate on the term loan was 0.18%. The term loan may be paid in whole or in part without penalty at any time after June 30, 2014 upon at least 10 business days prior notice. Effective April 1, 2014 and during the period in which the term loan was outstanding, the Company was subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. The Company was required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and the Company’s debt leverage ratio may not exceed 4.0 to 1.0 during the period in which the term loan was outstanding. At the time, the Company used borrowings under this expanded revolving line of credit as well as the proceeds from the term loan to finance the acquisition of 3PI which was consummated on April 1, 2014 as described in Note 4, “Acquisitions.” The term loan was subsequently paid in full on April 29, 2015. In connection with the repayment of the term loan on April 29, 2015, the Company’s minimum monthly fixed charge coverage ratio reverted back to 1.0 to 1.0, the testing of which commences on the last day of the month prior to the date on which the Company’s Availability is less than the Threshold Amount.

On September 30, 2014 and again on February 11, 2015, the Company further amended its credit facility with Wells Fargo Bank, National Association to increase its revolving line of credit facility to $100.0 million and $125.0 million, respectively, (collectively with the Amended Wells Credit Agreement, the “Amended Wells Credit Agreement II”). The Amended Wells Credit Agreement II is scheduled to mature on June 28, 2018.

Other than the above-mentioned amendments, the terms and conditions of the Amended Wells Credit Agreement and Amended Wells Credit Agreement II are substantially similar to the Wells Credit Agreement. Under the Amended Wells Credit Agreement and Amended Wells Credit Agreement II, the amount that the Company may borrow is limited to the lesser of (i) the maximum available amount and (ii) borrowing base. The borrowing base is calculated as a percentage of the Company’s eligible accounts receivable and eligible inventory, plus a defined amount based upon certain of the Company’s fixed assets (all as defined in the Amended Wells Credit Agreement and Amended Wells Credit Agreement II). The Amended Wells Credit Agreement and Amended Wells Credit Agreement II also contain customary covenants and restrictions applicable to the Company, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. The revolving line of credit is secured by substantially all of the Company’s tangible and intangible assets (other than real property).

On April 29, 2015, the Company entered into an amended credit facility (“Amended Wells Credit Agreement III”) for the purpose of facilitating the issuance of the 5.50% Senior Notes (the “Senior Notes”), as described below, and this amendment provides for the earlier maturity of the Amended Wells Credit Agreement III to insure that the Amended Wells Credit Agreement III will come due before the Senior Notes are payable as described below. While the Senior Notes are outstanding, the Amended Wells Credit Agreement III will become due 75 days prior to the earliest date that a Special Mandatory Purchase Date (as defined in the Indenture agreement below) may occur or 90 days prior to the final maturity date of the Senior Notes, as described in the Indenture agreement below.

As of March 31, 2015, $91.0 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.67% as of March 31, 2015. The remaining outstanding balance of $11.4 million as of March 31, 2015 had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $21.5 million at March 31, 2015. As of March 31, 2015, the Company had approximately $3,611,000 outstanding under the term loan, which bore interest at LIBOR plus 4.50%, which equaled 4.68% with the applicable margin included. The term loan was subsequently repaid on April 29, 2015.

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

5.50% Senior Notes

On April 24, 2015, the Company entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million of the Company’s unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, the Company entered into an indenture agreement (“Indenture”) dated April 29, 2015, by and among the Company, The Bank of New York Mellon, as Trustee, and the Company’s subsidiaries as guarantors. The Company received net proceeds of $53.6 million after initial transaction costs of approximately $1.4 million. The Senior Notes are unsecured debt of the Company and are effectively subordinated to the Company’s existing and future secured debt including the debt in connection with the Amended Wells Credit Agreement III. The Senior Notes have a final maturity date of May 1, 2018, provided that a mandatory offer by the Company to purchase the Senior Notes must be made on or prior to May 1, 2017 in the event the Company cannot or does not certify compliance with certain financial covenants as more fully described below.

The Company may redeem the Senior Notes in whole or in part at any time on or after May 1, 2016, at the option of the Company at the following redemption prices (expressed as percentages of the principal amount), together with accrued and unpaid interest to the date of redemption:

Redemption date	Redemption price
May 1, 2016 through October 31, 2016	101.0%
November 1, 2016 and thereafter	100.0%

At any time prior to May 1, 2016, the Company may redeem up to 35% of the Senior Notes with the net cash proceeds of certain equity offerings specified in the Indenture at a redemption price of 105.5% of the principal amount of the Senior Notes, together with accrued and unpaid interest to the date of redemption, but only if at least 65% of the original aggregate principal amount of the Senior Notes would remain outstanding following such redemption. In addition, prior to May 1, 2016, the Company may redeem the Senior Notes in whole or in part at a redemption price equal to 101.0% of the principal amount plus (i) accrued and unpaid interest to the redemption date and (ii) an Applicable Premium (as defined in the Indenture) that is intended as a “make-whole” to May 1, 2016.

Upon the occurrence of the earlier of (I) March 15, 2017, if the Trustee has not received on or within five days prior to such date an officers’ certificate stating that (i) the Company’s pro forma consolidated EBITDA (as defined in the Indenture) is at least equal to or greater than $35.0 million for the most recent four full fiscal quarters for which financial statements are available as of such date and (ii) the Company’s consolidated pro forma ratio of consolidated EBITDA to fixed charges (as defined in the Indenture) is at least equal to or greater than 3.25 to 1.0 for the most recent four full fiscal quarters for which financial statements are available as of such date or (II) the date on which the Company notifies the Trustee in writing (which date may be at any time on or after March 1, 2017 but on or prior to March 15, 2017) that the Company cannot or will not deliver such officers’ certificate, then, unless the Company has given on or prior to March 15, 2017 a notice of redemption of all of the Senior Notes, the Company will make a mandatory offer to purchase all of the Senior Notes at a purchase price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase in accordance with the procedures set forth in the Indenture. The date of purchase will be no earlier than May 30, 2017.

The Indenture contains covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional debt, prepay subordinated indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase capital stock, make investments and restricted payments, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of the Company’s assets, in each case subject to certain qualifications and exceptions set forth in the Indenture. The Indenture also provides for customary events of default (subject in certain cases to customer grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25.0% in principal amount of the then outstanding Senior Notes may declare the principal of and accrued but unpaid interest on all Senior Notes to be due and payable.

Interest on the Senior Notes accrues at a rate of 5.50% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2015.

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

As of March 31, 2015, the Company had 1,530,925 shares reserved for awards under the 2012 Plan. Of these shares, 543,872 shares were underlying a SAR award granted to the Company’s Chief Operating Officer on June 6, 2012 and 185,993 shares of restricted stock have been granted as of March 31, 2015 to eligible employees (as further described below). As of March 31, 2015, the Company had 801,060 shares of common stock available for future issuance under the 2012 Plan.

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

In the three months ended March 31, 2015 and 2014, the Company recognized $49,000 and $123,000, respectively, of expense for the SAR granted. As of March 31, 2015, there was approximately $37,000 of total unrecognized compensation expense related to the SAR granted under the 2012 Plan. The total SAR expense is expected to be approximately $1,800,000. The Company expects the remaining SAR expense to continue to be recognized over the next three months.

Restricted stock awards

The Compensation Committee of the Board of Directors has approved, and the Company granted, shares of Company restricted stock (“Restricted Stock”) to various employees pursuant to the 2012 Plan and subject in each case to a Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). Restricted stock activity consisted of the following for the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
December 31, 2014	154,251	$42.18
Granted	—	—
Forfeited	—	—
Vested	—	—

March 31, 2015	154,251	$42.18

These shares of Restricted Stock vest in various increments and periods over a maximum of ten years from the date the stock was granted as defined under the applicable Restricted Stock Award Agreement. In the three months ended March 31, 2015 and 2014, the Company recognized approximately $256,000 and $198,000, respectively, of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. As of March 31, 2015, there was approximately $5,777,000 of total unrecognized compensation expense related to the shares of Restricted Stock granted under the 2012 Plan. As of March 31, 2015, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 7 years.

11. Stockholders’ equity

The Company’s equity securities and the Private Placement Warrants are described below.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. Issued shares and outstanding shares of the Company’s common stock were 11,562,209 and 10,731,284, respectively, at each of March 31, 2015 and December 31, 2014. Each holder of a share of the Company’s common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of Company preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights.

Series A Convertible preferred stock

The Company has authorized 114,000 shares of Series A Convertible preferred stock with a par value of $0.001 per share. As of March 31, 2015 and December 31, 2014, no shares of Series A Convertible preferred stock of the Company were issued or outstanding.

SAR exercise for shares of Company common stock

The Company granted a SAR to the Grantee on June 6, 2012 as further described in Note 10, “2012 Incentive compensation plan.” The Grantee has fully exercised the tranche that vested on June 6, 2013 and partially exercised the tranche that vested on June 6, 2014. As of March 31, 2015, there were 61,291 unexercised shares under the tranche that vested on June 6, 2014. There are 181,290 shares subject to the third and final tranche that vests on June 6, 2015.

Restricted stock vesting for shares of Company common stock

The Compensation Committee of the Board of Directors approved, and the Company granted, shares of Restricted Stock to various employees pursuant to the 2012 Plan and subject to a Restricted Stock Award Agreement as further described in Note 10, “2012 Incentive compensation plan.” For the three months ended March 31, 2015, no awards vested.

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

The Company’s Private Placement Warrants are accounted for as a liability, in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. The effect of the change in value of the obligation is reflected as “Private placement warrant expense (income)” in the Company’s consolidated statements of operations.

The Private Placement Warrants issued had an estimated fair value of $2,887,000 at the closing of the Reverse Recapitalization transaction and the Private Placement on April 29, 2011, determined based upon an agreed-upon exercise price of the Private Placement Warrants; the purchase price for (value of) the Company’s preferred stock and Private Placement Warrants, in the aggregate as agreed upon with the investors in the Private Placement; an assessment of an appropriate risk-free interest rate of 2.1%, an anticipated volatility factor of 50.0%, and a zero percent dividend yield, all incorporated into a valuation using the Black-Scholes option pricing model. The Company determined that the five-year Treasury Bond yield was a reasonable assumption for a risk-free rate, and that an appropriate volatility rate would represent the upper end of the range of implied volatility of publicly traded call options of benchmark companies, which reflects the mid-range of their historical volatility. The Company’s past history of not paying dividends and management’s intentions to continue such a dividend policy resulted in a zero dividend yield assumption. The five-year term of the Private Placement Warrants, the stated warrant exercise price of $13.00 per share (as adjusted for a reverse split), when the Private Placement Warrants became exercisable, and the Company’s common stock valuation of $10.08 per share (as adjusted for a reverse split), when the Private Placement Warrants became exercisable, comprised the balance of the inputs into the Black-Scholes pricing model for the warrant valuation.

See Note 8, “Fair value of financial instruments,” for detail describing the valuation approach for the Private Placement Warrants as of March 31, 2015 and December 31, 2014.

There were no warrants exercised during the three months ended March 31, 2015. During the three months ended March 31, 2014, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 40,252 shares of the Company’s common stock.

As of March 31, 2015 and December 31, 2014, there were 287,257 shares of Company common stock reserved for the exercise of the outstanding Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement.

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

12. Income taxes

At the end of each interim period, the Company applies its estimated annual effective tax rate (“ETR”) to its interim earnings before considering the tax effect of any discrete items. The Company also records the tax impact of certain unusual or infrequently occurring items, including the effects of changes in valuation allowances and tax laws or rates, in the interim period in which they occur. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company’s provisions for income taxes, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of March 31, 2015, management believes that it is more likely than not that all of the Company’s deferred income tax assets will be realized and no valuation allowance is required on its U.S. deferred tax assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2015 and December 31, 2014, the amount accrued for interest and penalties was not material to the Company’s financial statements.

The computation of the estimated annual ETR for each interim period requires certain estimates and significant judgments, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state jurisdictions, estimates of permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes. For the 2015 fiscal year, the Company’s estimated annual ETR is 39.0%, which excludes the impact of changes in the valuation of the Private Placement Warrants, as such amounts are excluded from the calculation of taxable income. Given the subjectivity and volatility of the valuation of the Private Placement Warrants, it is not possible to project the impact of the change in the Private Placement Warrants in the computation of the Company’s estimated annual ETR.

As a result, the Company’s reported ETR will differ from the estimated annual ETR due to the changes in the valuation of the Private Placement Warrants in the periods in which such changes occur. Although the Company realized a pre-tax loss for the three months ended March 31, 2015, the Company recorded an income tax provision of $1,384,000. The pre-tax loss was attributable to the expense arising from a change in the value of the Private Placement Warrants since December 31, 2014. Excluding the impact of the change in the value of the Private Placement Warrants, the Company’s reported income tax rate would have been 39.1% in the three months ended March 31, 2015. The Company’s reported income tax rate was 34.6% for the three months ended March 31, 2014. Excluding the impact of the change in the value of the Private Placement Warrants, the Company’s reported income tax rate would have been 37.0% in the three months ended March 31, 2014.

13. Commitments and contingencies

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

On December 7, 2012, the Company entered into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian markets. As of March 31, 2015, the production facility was complete and manufacturing has been scheduled to commence. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture of which $850,000 had been contributed since inception. On December 9, 2014, the Company signed an agreement to enter into a joint venture with a construction and utility equipment manufacturer headquartered in Incheon, South Korea. In connection with this agreement, the Company has committed up to $1.0 million which is expected to be contributed during 2015.

14. Subsequent events

Acquisition of Powertrain Integration Acquisition, LLC

On May 4, 2015, the Company entered into an Asset Purchase Agreement (“APA”) with Powertrain Integration, LLC and The Principals of Powertrain Integration, LLC, to acquire the assets of Powertrain Integration, LLC (“PI”). PI provides on-highway powertrain solutions, including systems, components and services for niche OEM automakers and fleets. PI also specializes in alternative-fuel as well as gasoline and diesel systems and offers design, engineering, testing and production capabilities to deliver one-stop vehicle integration. The acquisition is expected to close during the second quarter ending June 30, 2015 subject to the satisfactory completion of due diligence by the Company. The initial purchase price is $21.6 million in cash, subject to certain adjustments, plus working capital, assumed liabilities, a Base Earn-out Payment and Additional Earn-out Payment, all as described in the APA. The aggregate purchase price, inclusive of all potential payments has not yet been finalized. The Company expects to account for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, upon finalization of the aggregate purchase price and the determination of the fair values of the assets acquired and liabilities assumed, any excess of the purchase price over the fair values assigned is expected to be allocated to goodwill. The Company expects to treat the acquisition of PI as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities are expected to be the same at the date of acquisition, and a provision for deferred income tax will not be required to be recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition is expected to be funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 9, “Debt”.

Acquisition of Bi-Phase Technologies, LLC

On May 1, 2015, the Company acquired all of the membership interests in Bi-Phase Technologies, LLC, a Minnesota limited liability company (“Bi-Phase”) and wholly-owned subsidiary of TPB, Inc. a Minnesota corporation. Bi-Phase is engaged in the design and manufacture of liquid propane electronic fuel injection systems to allow for the conversion of vehicles from gasoline to propane. The initial purchase price was approximately $3.5 million in cash plus certain working capital, assumption of certain liabilities and Earn-out Payments as defined in the Membership Interest Purchase Agreement. The Company expects to account for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, upon finalization of the aggregate purchase price and the determination of the fair values of the assets acquired and liabilities assumed, any excess of the purchase price over the fair values assigned is expected to be allocated to goodwill. The Company expects to treat the acquisition of Bi-Phase as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities are expected to be the same at the date of acquisition, and a provision for deferred income tax will not be required to be recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition has been funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 9, “Debt”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2014, and the related management’s discussion and analysis of financial condition and results of operations, contained in our annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015 (our “2014 Annual Report”). References to “we,” “us,” “our” and “our company” refer to Power Solutions International, Inc. and its subsidiaries.

The discussion and analysis below includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. In evaluating such statements, you should carefully consider the various factors identified in this report and our 2014 Annual Report which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those factors set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 in this Quarterly Report on Form 10-Q.

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

Net sales

We generate revenues and cash primarily from the sale of off-highway industrial power systems and aftermarket parts to industrial OEMs. Our products and services are sold predominantly to customers throughout North America, as well as, to customers located throughout the Pacific Rim and Europe. Net sales are derived from gross sales less sales returns and/or sales discounts.

Cost of sales

We manufacture and assemble our products at our primary facilities in Wood Dale, Illinois and Darien, Wisconsin. Materials used to manufacture and assemble our power systems account for the most significant component of our costs. Our cost of sales includes, labor, freight, depreciation and other inventoriable costs such as allocated overhead. Additionally, we also include the costs to procure materials and service our products as components of our cost of sales.

Operating expenses

Operating expenses include research & development and engineering, selling and service and general and administrative expenses. Research & development and engineering expense includes both internal personnel costs and expenses associated with outsourced third party engineering relationships. Research & development and engineering activities are staff intensive. Costs incurred primarily consist of salaries and benefits for professional engineers, materials used in the development of new products and applications, and amounts paid to third parties under contractual engineering agreements. Research & development and engineering staff focus on advanced product development, application design, customer product support and other engineering related activities. Our advanced product development and application design staff primarily focus on current and future product design, prototyping, testing and application development activities. Our customer product support group provides dedicated engineering and technical attention to customer production support, including a direct communication link with our internal operations.

Selling and service expense represents the costs of our sales team, an aftermarket sales group and certain costs associated with field service and support of our products. We utilize a direct sales and marketing approach to maintain maximum customer interface and service support. Salaries and benefits, together with expenses associated with travel, account for the majority of the costs in this category.

General and administrative expense principally represents costs of our corporate office and personnel that provide management, accounting, finance, human resources, information systems and related services which support the organization. In addition to salaries and benefits, costs include public company expenses, consulting and professional services fees, insurance premiums, banking fees, amortization of certain acquisition-related intangible assets and other general facility and administrative support costs.

Other (income) expense

Other (income) expense includes interest expense on our revolving line of credit and other obligations upon which we pay interest, changes in the valuation of the warrants issued in the private placement that closed on April 29, 2011, and other pre-tax transactions which require classification in non-operating results. The change in the valuation of our private placement warrants liability is based upon fluctuations in the market price of our common stock which can vary significantly from period to period. Other (income) expense may also include other non-operating expenses from time to time, such as a loss on debt extinguishment, valuation adjustments associated with acquisition activity, and other matters which are not otherwise considered operating income or expense.

2015 Significant developments

5.50% Senior Notes Due 2018

On April 24, 2015, we entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million in unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, we entered into an indenture agreement dated April 29, 2015, by and among the Company, The Bank of New York Mellon, as Trustee, and our subsidiaries as guarantors. We received net proceeds of $53.6 million after initial transaction costs of approximately $1.4 million. The Senior Notes are unsecured debt of the Company and are effectively subordinated to our existing and future secured debt including the debt in connection with our revolving line of credit. The Senior Notes have a final maturity date of May 1, 2018, subject to earlier repurchase as more fully described below under, “Credit Agreements, 5.50% Senior Notes Due 2018”.

Acquisition of Powertrain Integration, LLC

On May 4, 2015, we entered into an Asset Purchase Agreement (“APA”) with Powertrain Integration, LLC and The Principals of Powertrain Integration, LLC, to acquire the assets of Powertrain Integration, LLC (“PI”). PI provides on-highway powertrain solutions, including systems, components and services for niche OEM automakers and fleets. PI also specializes in alternative-fuel as well as gasoline and diesel systems and offers design, engineering, testing and production capabilities to deliver one-stop vehicle integration. The acquisition is expected to close during the second quarter ending June 30, 2015 subject to the satisfactory completion of our due diligence. The initial purchase price is $21.6 million in cash, subject to certain adjustments, plus working capital, assumed liabilities, a Base Earn-out Payment and Additional Earn-out Payment, all as described in the APA. The aggregate purchase price, inclusive of all potential payments has not yet been finalized. We expect to account for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, upon finalization of the aggregate purchase price and the determination of the fair values of the assets acquired and liabilities assumed, any excess of the purchase price over the fair values assigned is expected to be allocated to goodwill. We expect to treat the acquisition of PI as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities are expected to be the same at the date of acquisition, and a provision for deferred income tax will not be required to be recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition is expected to be funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 9, “Debt”, to our unaudited condensed consolidated financial statements.

Acquisition of Bi-Phase Technologies, LLC

On May 1, 2015, we acquired all of the membership interests in Bi-Phase Technologies, LLC, a Minnesota limited liability company (“Bi-Phase”) and wholly-owned subsidiary of TPB, Inc. a Minnesota corporation. Bi-Phase is engaged in the design and manufacture of liquid propane electronic fuel injection systems to allow for the conversion of vehicles from gasoline to propane. The initial purchase price was approximately $3.5 million in cash plus certain working capital, assumption of certain liabilities and Earn-out Payments as defined in the Membership Interest Purchase Agreement. We expect to account for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, upon finalization of the aggregate purchase price and the determination of the fair values of the assets acquired and liabilities assumed, any excess of the purchase price over the fair values assigned is expected to be allocated to goodwill. We expect to treat the acquisition of Bi-Phase as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities are expected to be the same at the date of acquisition, and a provision for deferred income tax will not be required to be recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition has been funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 9, “Debt”, to our unaudited condensed consolidated financial statements.

Acquisition of Buck’s

On March 18, 2015, we announced the acquisition of all of the membership interests in Buck’s Acquisition Company, LLC (“Buck’s”) from UE Powertrain d/b/a Buck’s Engines and United Holdings, LLC, for an initial cash purchase of approximately $9.7 million, subject to certain adjustments as defined by the purchase agreement. Buck’s is a manufacturer of alternative-fuel engines for industrial markets and was formerly a product line of United Engines, LLC. Buck’s supplies a range of alternative-fuel engines that run on natural gas, propane and liquid propane gas fuels. Buck’s targets an extensive range of industrial applications, including irrigation, gas compression, oil production, industrial equipment, power generation, mobile equipment, wind turbines, and re-power applications. See Note 4, “Acquisitions”, to our unaudited condensed consolidated financial statements.

Amended credit agreement

On April 29, 2015, we entered into an amendment with Wells Fargo Bank, for the purpose of facilitating the issuance of 5.50% Senior Notes, as described above, and this amendment also provides for the earlier maturity of our revolving credit agreement to insure that the revolving line of credit will come due before the Senior Notes are payable. The Amended Wells Credit Agreement will become due 75 days prior to the earliest date that a Special Mandatory Purchase Date (as defined in the Indenture agreement) may occur or 90 days prior to the final maturity date of the Senior Notes, all as described in the Indenture agreement below under, “Credit agreements”.

Factors affecting comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Acquisition of Professional Power Products, Inc. (“3PI”)

We acquired Professional Power Products, Inc. on April 1, 2014. As a result of the acquisition, the unaudited condensed consolidated results of operations for the three months ended March 31, 2015 include 3PI while the unaudited condensed consolidated results of operations for the three months ended March 31, 2014 do not include any operating results attributable to 3PI. The impact on unaudited condensed consolidated results of operations attributable to 3PI are addressed in the discussion below under “Results of operations”.

We financed approximately $41.0 million of the purchase price of 3PI through our revolving line of credit and from proceeds received from the issuance of a $5.0 million term loan with Wells Fargo Bank, National Association.

Acquisition Expenses

We incurred total transaction costs related to acquisition activities of $200,000 and $811,000, all of which was recognized as an expense classified within general and administrative expense in the three months ended March 31, 2015 and 2014, respectively, in accordance with generally accepted accounting principles in the U.S.

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

Results of operations

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Net sales

Our net sales increased $19,404,000 (29.1%) to $86,139,000 for the three months ended March 31, 2015 compared to $66,735,000 in the three months ended March 31, 2014. Organic sales growth accounted for $13.6 million or approximately 70% of the increase in sales and the remaining increase was attributable to incremental sales from acquisitions of businesses. An increase in sales volume (as opposed to price increases) accounted for approximately $12.9 million of the $13.6 million increase in organic sales in the three months ended March 31, 2015 as compared to the same period in 2014. Of the total organic growth of $13.6 million, our power systems and related sales increased approximately $12.4 million, and our aftermarket parts sales accounted for the remaining $1.2 million increase. The sales increase was primarily driven by increased demand for our heavy duty power systems.

Gross profit

Our gross profit increased $4,527,000 (37.9%) to $16,457,000 for the three months ended March 31, 2015, from $11,930,000 in the comparable period of 2014. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 19.1% for the three months ended March 31, 2015, compared to 17.9% for the same period in 2014. The higher gross margin during 2015 was principally attributable to an increase in sales of our heavy duty power systems in the three months ended March 31, 2015 as compared to the same period in 2014.

Research & development and engineering

Research & development and engineering expense increased $1,570,000 (43.6%) to $5,168,000 in the three months ended March 31, 2015, as compared to $3,598,000 for the same period in 2014. We incur significant costs for the salaries and benefits of our professional engineers and amounts paid to third parties for contract services associated with our research & development activities, including the design of our proprietary engines. Wages and benefits increased $460,000 as we increased headcount while consulting and outside services, including product testing, increased $798,000 in the three months ended March 31, 2015 as compared to the same period in 2014 to support product development activities, including development of new engines and pursuing on-highway applications for our products, among other things. Materials and related expenses pertaining to the development of projects increased $237,000 in the three months ended March 31, 2015 as compared to the same period in 2014. The remaining net increase in other research & development and engineering expense was $75,000, none of which was individually significant in the three months ended March 31, 2015 as compared to the same period in 2014. As a percentage of net sales, research & development and engineering expense increased to 6.0% in the three months ended March 31, 2015, as compared to 5.4% for the same period in 2014.

Selling and service

Selling and service expenses increased $923,000 (50.5%) to $2,750,000 in the three months ended March 31, 2015, from $1,827,000 in the comparable period of 2014. The increase was principally a result of the incremental selling and service expense attributable to 3PI which was approximately $497,000 in the three months ended March 31, 2015 and none in the comparable period in 2014.

Excluding 3PI expenses, selling and service expenses increased approximately $426,000 in the three months ended March 31, 2015 as compared to the same period in 2014. Wages and benefits increased $322,000 in the three months ended March 31, 2015, as compared to the same period in 2014 as we have increased our staff to pursue growth opportunities. Other selling and service expenses accounted for the remaining net increase of $104,000 period over period. As a percentage of net sales, selling and service expenses increased to 3.2% in the three months ended March 31, 2015, compared to 2.7% for the same period in 2014.

General and administrative

General and administrative expenses increased $1,485,000 (49.8%) to $4,469,000 in the three months ended March 31, 2015, from $2,984,000 in the comparable period of 2014. The increase was primarily attributable to the general and administrative expense of 3PI, which was $1,303,000 in the three months ended March 31, 2015 and none in 2014. The general and administrative expenses of 3PI included approximately $814,000 of expenses arising from the amortization of intangible assets to which a value was ascribed in connection with the acquisition of 3PI as compared to none in the three months ended March 31, 2014.

Excluding 3PI expenses, general and administrative expenses increased $182,000 in the three months ended March 31, 2015 as compared to the same period in 2014. Expenses were generally higher across most expense categories other than consulting & professional fees in support of the overall increase in our growth from 2014 to 2015. Consulting & professional fees decreased $210,000 primarily due to a decrease in transaction & due diligence expenses associated with our acquisition activities period over period.

As a percentage of net sales, general and administrative expenses increased to 5.2% in the three months ended March 31, 2015, from 4.5% for the same period in 2014.

Other (income) expense

Interest expense increased $390,000 to $489,000 in the three months ended March 31, 2015, as compared to $99,000 for the same period in 2014. The increase in interest expense was attributable to an increase in borrowings outstanding on our revolving line of credit and interest on the $5.0 million of term loan that we obtained on April 1, 2014, both of which were used to finance our acquisition of 3PI. Our average borrowings outstanding were approximately $94.2 million during the three months ended March 31, 2015 as compared to approximately $16.9 million during the three months ended March 31, 2014. Including our revolving line of credit and our term loan, our weighted average borrowing rate was 1.89% for the three months ended March 31, 2015 as compared to 1.79% for the same period in 2014.

Private placement warrant expense (income) was expense of $3,614,000 in the three months ended March 31, 2015, as compared to income of $233,000 for the same period in 2014. Private placement warrant income and expense results from the change in the fair value of our private placement warrants, which is determined either at the date that the private placement warrants are exercised or the end of the reporting period, as applicable, and the value of the warrants at the end of the prior period multiplied by the number of shares of our common stock underlying the outstanding private placement warrants. We are required to recognize changes in the estimated fair value of unexercised private placement warrants in our unaudited condensed consolidated statement of operations. The change in estimated fair value of the private placement warrants was attributable to fluctuations in the trading price of our common stock at each balance sheet date.

Income tax expense

Our income tax expense increased $126,000 to $1,384,000 in the three months ended March 31, 2015, as compared to $1,258,000 for the same period in 2014. For the three months ended March 31, 2015, we reported a pre-tax loss. The pre-tax loss was attributable to the expense recognized from a change in the valuation of the Private Placement Warrants during the period, which amount is permanently excluded from the computation of taxable income. Accordingly, our reported income tax rate was not meaningful in the three months ended March 31, 2015 for this reason. Our reported income tax rate was 37.0% for the same period in 2014.

The change in the valuation of our private placement warrants is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs. Excluding this amount, our reported income tax rates would have been 39.1% and 37.0% for three months ended March 31, 2015 and 2014, respectively. The remaining differential in these income tax rates was principally attributable to the impact of the research tax credits recognized in 2014. Our income tax expense in 2014 was favorably impacted by the recognition of the federal research tax credit which expired at the end of 2014 and this federal research tax credit has not yet been re-enacted for 2015.

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity have been and are expected to continue to be cash flows from operations, principally collections of customer accounts receivable, and borrowing capacity under our credit facility. Effective February 11, 2015, we amended our $100.0 million credit facility with Wells Fargo Bank, National Association to increase our revolving line of credit facility to $125.0 million. We had previously amended our credit facility on September 30, 2014 to $100.0 million and prior to that on April 1, 2014 to $90.0 million from $75.0 million. Also on April 1, 2014, we secured a $5.0 million term loan. The term loan and credit agreement are further described below under “Credit agreements”. The increase in our credit facility effective April 1, 2014 and the proceeds from the term loan were used to finance our acquisition of 3PI. On April 29, 2015, we issued $55.0 million in Senior Notes, before transaction costs, to facilitate acquisition activity and provide additional sources of liquidity. We paid off the term loan with a portion of the proceeds received on the Senior Notes.

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

As of March 31, 2015, we had working capital of $138,079,000 compared to $114,955,000 as of December 31, 2014. Our working capital increase of $23,124,000 was attributable primarily to a $24,155,000 increase in our net inventory from December 31, 2014, principally resulting from continued growth in our business and our recent acquisition of Buck’s. Cash on hand increased $3,674,000 and accounts payable decreased $3,819,000 which also contributed to the increase in working capital. These increases were partially offset by a $6,414,000 decrease in our accounts receivable, net, due to a decrease in sales in the three months ended March 31, 2015 as compared to the three months ended December 31, 2014.

A limited number of our customers have payment terms which may extend up to 150 days. As of March 31, 2015 and December 31, 2014, our trade receivables included $7.8 million and $11.2 million, respectively, of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $5.2 million and $7.5 million at March 31, 2015 and December 31, 2014, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit, which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the three months ended March 31, 2015

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the three months ended March 31, 2015, we used $9,731,000 to fund our operations.

In the three months ended March 31, 2015, we had a net loss of $1,456,000 and non-cash adjustments totaling $6,080,000, resulting in cash generated from operations of $4,624,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments favorably affecting our cash from operations in the three months ended March 31, 2015 primarily included (i) $3,614,000 derived from the change in the fair value of our private placement warrants, (ii) $1,683,000 of depreciation and amortization, (iii) $305,000 of share-based compensation expense, (iv) $225,000 of reserves for inventory, and (v) other adjustments of $253,000.

Cash generated of $4,624,000 from our net loss adjusted for non-cash items was offset by $14,355,000 of cash used by operating assets and liabilities in the three months ended March 31, 2015. Excluding the impact of the increase in inventories due to the acquisition of Buck’s, our inventories increased $18,059,000 as we built up our inventory, including strategic engine block purchases, to support current and future period sales. We also used $4,820,000 to pay down our trade payables since December 31, 2014. These uses of cash were partially offset by a $6,251,000 decrease in trade receivables arising from collections as well as a decrease in sales in the three months ended March 31, 2015 as compared to the three months ended December 31, 2014 as mention above. In addition, accrued compensation and benefits and other accrued liabilities and income taxes payable increased $568,000 and $812,000, respectively since December 31, 2014 which also partially offset the cash used in operations. We also realized cash from a $672,000 decrease in prepaid expenses and other assets in the three months ended March 31, 2015. The remaining other changes in operating components of $221,000 also contributed to a partial offset of the increase in cash used in the three months ended March 31, 2015.

Investing activities

Net cash used in investing activities was $10,541,000 in the three months ended March 31, 2015. As discussed previously, we acquired Buck’s on March 18, 2015 for an initial purchase price of $9,735,000. In addition, property and equipment additions accounted for $806,000 of cash used in the three months ended March 31, 2015.

Financing activities

We generated approximately $23,946,000 of cash from financing activities for the three months ended March 31, 2015. We generated cash from $24,363,000 in net borrowings under our revolving line of credit in the three months ended March 31, 2015. In addition, we repaid $417,000 due under our term loan in the three months ended March 31, 2015.

Cash flows for the three months ended March 31, 2014

Operating activities

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

Credit agreements

Wells Fargo Bank, National Association credit agreement

On June 28, 2013, we entered into a credit agreement with Wells Fargo Bank, National Association (the “Wells Credit Agreement”), which replaced our prior credit agreement with BMO Harris Bank N.A. The Wells Credit Agreement enabled us to borrow under a revolving line of credit secured by substantially all of our tangible and intangible assets (other than real property). The Wells Credit Agreement (a) provided an initial maximum $75.0 million revolving line of credit to us, which, at our request and subject to the terms of the Wells Credit Agreement, could have been increased up to $100.0 million during the term of the Wells Credit Agreement; (b) bore interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or at our option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (c) had an unused line fee of 0.25% and (d) required us to report our fixed charge coverage ratio, when our Availability (as defined in the Wells Credit Agreement) was less than the Threshold Amount (as defined in the Wells Credit Agreement) and to continue to report our fixed charge coverage ratio until the date that Availability for a period of 60 consecutive days, was greater than or equal to the Threshold Amount. We were required to meet a minimum monthly fixed charge coverage ratio of not less than 1.0 to 1.0, the testing of which commenced on the last day of the month prior to the date on which our Availability was less than the Threshold Amount. The Threshold Amount was defined in the Wells Credit Agreement as the greater of (i) $9,375,000 or (ii) 12.5% of the maximum revolver amount of $75.0 million or as it may have been increased during the term of the Wells Credit Agreement up to $100.0 million.

On April 1, 2014, the Wells Credit Agreement was amended (the “Amended Wells Credit Agreement”) to increase our revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires us to report our fixed charge coverage ratio and leverage ratio as described below; (d) includes a $5.0 million term loan arrangement with Wells Fargo Bank; and (e) includes a letter of credit sub-facility of the revolving line of credit. The principal amount of the $5.0 million term loan was payable in 36 equal monthly installments with the first payment due on June 1, 2014, plus interest at LIBOR plus 4.50%. As of March 31, 2015, the LIBOR rate on the term loan was 0.18%. The term loan may be paid in whole or in part without penalty at any time after June 30, 2014 upon at least 10 business days prior notice. Effective April 1, 2014 and during the period in which the term loan was outstanding, we were subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. We were required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and our debt leverage ratio may not exceed 4.0 to 1.0 during the period in which the term loan was outstanding. At the time, we used borrowings under this expanded revolving line of credit as well as the proceeds from the term loan to finance the acquisition of 3PI which was consummated on April 1, 2014 as described in Note 4, “Acquisitions” to our condensed consolidated financial statements. The term loan was subsequently paid in full on April 29, 2015. In connection with the repayment of the term loan on April 29, 2015, our minimum monthly fixed charge coverage ratio reverted back to 1.0 to 1.0, the testing of which commences on the last day of the month prior to the date on which our Availability is less than the Threshold Amount.

On September 30, 2014 and again on February 11, 2015, we further amended our credit facility with Wells Fargo Bank, National Association to increase our revolving line of credit facility to $100.0 million and $125.0 million, respectively, (collectively with the Amended Wells Credit Agreement, the “Amended Wells Credit Agreement II”). The Amended Wells Credit Agreement II is scheduled to mature on June 28, 2018.

Other than the above-mentioned amendments, the terms and conditions of the Amended Wells Credit Agreement and Amended Wells Credit Agreement II are substantially similar to the Wells Credit Agreement. Under the Amended Wells Credit Agreement and Amended Wells Credit Agreement II, the amount that we may borrow is limited to the lesser of (i) the maximum available amount and (ii) borrowing base. The borrowing base is calculated as a percentage of our eligible accounts receivable and eligible inventory, plus a defined amount based upon certain of our fixed assets (all as defined in the Amended Wells Credit Agreement and Amended Wells Credit Agreement II). The Amended Wells Credit Agreement and Amended Wells Credit Agreement II also contain customary covenants and restrictions applicable to us, including agreements to provide financial information, comply with laws, pay taxes and maintain insurance, restrictions on the incurrence of certain indebtedness, guarantees and liens, restrictions on mergers, acquisitions and certain dispositions of assets, and restrictions on the payment of dividends and distributions. The revolving line of credit is secured by substantially all of our tangible and intangible assets (other than real property).

On April 29, 2015, we entered into an amended credit facility (“Amended Wells Credit Agreement III”) for the purpose of facilitating the issuance of the 5.50% Senior Notes (the “Senior Notes”), as described below, and this amendment provides for the earlier maturity of the Amended Wells Credit Agreement III to insure that the Amended Wells Credit Agreement III will come due before the Senior Notes are payable as described below. While the Senior Notes are outstanding, the Amended Wells Credit Agreement III will become due 75 days prior to the earliest date that a Special Mandatory Purchase Date (as defined in the Indenture agreement below) may occur or 90 days prior to the final maturity date of the Senior Notes, as described in the Indenture agreement below.

5.50% Senior Notes Due 2018

On April 24, 2015, we entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million in our unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, we entered into an indenture agreement (“Indenture”) dated April 29, 2015, by and among the Company, The Bank of New York Mellon, as Trustee, and our subsidiaries as guarantors. We received net proceeds of $53.6 million after initial transaction costs of approximately $1.4 million. The Senior Notes are unsecured debt of the Company and are effectively subordinated to our existing and future secured debt including the debt in connection with the Amended Wells Credit Agreement III. The Senior Notes have a final maturity date of May 1, 2018, provided that a mandatory offer by the us to purchase the Senior Notes must be made on or prior to May 1, 2017 in the event we cannot or do not certify compliance with certain financial covenants as more fully described below.

We may redeem the Senior Notes in whole or in part at any time on or after May 1, 2016, at our option following redemption prices (expressed as percentages of the principal amount), together with accrued and unpaid interest to the date of redemption:

Redemption date	Redemption price
May 1, 2016 through October 31, 2016	101.0%
November 1, 2016 and thereafter	100.0%

At any time prior to May 1, 2016, we may redeem up to 35% of the Senior Notes with the net cash proceeds of certain equity offerings specified in the Indenture at a redemption price of 105.5% of the principal amount of the Senior Notes, together with accrued and unpaid interest to the date of redemption, but only if at least 65% of the original aggregate principal amount of the Senior Notes would remain outstanding following such redemption. In addition, prior to May 1, 2016, we may redeem the Senior Notes in whole or in part at a redemption price equal to 101.0% of the principal amount plus (i) accrued and unpaid interest to the redemption date and (ii) an Applicable Premium (as defined in the Indenture) that is intended as a “make-whole” to May 1, 2016.

Upon the occurrence of the earlier of (I) March 15, 2017, if the Trustee has not received on or within five days prior to such date an officers’ certificate stating that (i) our pro forma consolidated EBITDA (as defined in the Indenture) is at least equal to or greater than $35.0 million for the most recent four full fiscal quarters for which financial statements are available as of such date and (ii) our consolidated pro forma ratio of consolidated EBITDA to fixed charges (as defined in the Indenture) is at least equal to or greater than 3.25 to 1.0 for the most recent four full fiscal quarters for which financial statements are available as of such date or (II) the date on which we notify the Trustee in writing (which date may be at any time on or after March 1, 2017 but on or prior to March 15, 2017) that we cannot or will not deliver such officers’ certificate, then, unless we have given on or prior to March 15, 2017 a notice of redemption of all of the Senior Notes, we will make a mandatory offer to purchase all of the Senior Notes at a purchase price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase in accordance with the procedures set forth in the Indenture. The date of purchase will be no earlier than May 30, 2017.

The Indenture contains covenants that, among other things, limit or restrict our ability and the ability of our subsidiaries to incur additional debt, prepay subordinated indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase capital stock, make investments and restricted payments, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case subject to certain qualifications and exceptions set forth in the Indenture. The Indenture also provides for customary events of default (subject in certain cases to customer grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25.0% in principal amount of the then outstanding Senior Notes may declare the principal of and accrued but unpaid interest on all Senior Notes to be due and payable.

Interest on the Senior Notes accrues at a rate of 5.50% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2015.

Outstanding borrowings

As of March 31, 2015, $91.0 million of our outstanding borrowings under our revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.67% as of March 31, 2015. The remaining outstanding balance of approximately $11.4 million as of March 31, 2015, had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $21.5 million at March 31, 2015. As of March 31, 2015, we had approximately $3,611,000 outstanding under the term loan, which bore interest at LIBOR plus 4.50%, which equaled 4.68% with the applicable margin included. The term loan was subsequently repaid on April 29, 2015.

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

Impact of recently issued accounting standards

We evaluate the pronouncements of various authoritative accounting organizations, including the Financial Accounting Standards Board (FASB) and the SEC, to determine the impact of new pronouncements on GAAP and our consolidated financial statements. In May of 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the following within a contract with a customer:

the separate performance obligations in the contract; the transaction price; allocation of the transaction price to the separate performance obligations in the contract; and the appropriate amount of revenue to be recognized when (or as) the entity satisfies each performance obligation. The standard is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. We are currently evaluating the approach to use to apply the new standard and the impact that the adoption of the new standard will have on our unaudited condensed consolidated financial statements. In April of 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the approach we will use to apply the new standard and the impact that the adoption of the new standard will have on our unaudited condensed consolidated financial statements. There were no additional new accounting pronouncements or guidance that have been issued or adopted during the three months ended March 31, 2015, that we expect will have a significant effect on our unaudited condensed consolidated financial statements.

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

A number of risks, uncertainties and other factors could cause our actual results, performance, financial condition, cash flows, prospects and opportunities to differ materially from those expressed in, or implied by, the forward-looking statements included in this report. These risks, uncertainties and other factors, many of which have been previously identified and described in greater detail under the heading “Risk Factors” in our 2014 Annual Report and in this Form 10-Q, include but are not limited to the following:

Risks Related to our Business and our Industry

•	The market for alternative fuel spark-ignited power systems may not continue to develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

•	Our 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.

•	We may not succeed with the expansion of our product into the on-road market.

•	New products, including new engines we develop, may not achieve widespread adoption.

•	Changes in environmental and regulatory policies could hurt the market for our products.

•	We currently face, and will continue to face, significant competition, which could result in a decrease in our revenue.

•	Our industrial OEM customers may not continue to outsource their power system needs.

•	We are dependent on certain products and industrial OEM market categories for a significant share of our revenues and profits.

•	We are dependent on relationships with our OEM customers and any change in our relationships with any of our key OEM customers could have a material adverse effect on our business and financial results.

•	We are dependent on relationships with our material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

•	We derive a substantial majority of our diesel power systems revenues from our relationships with Perkins and Caterpillar.

•	The quality and performance of our power systems are, in part, dependent on the quality of their component parts that we obtain from various suppliers, which makes us susceptible to performance issues that could materially and adversely affect our business, reputation and financial results.

•	We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability and cause us to accumulate excess inventory.

•	Changes in our product mix could materially and adversely affect our business.

•	Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

•	Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

•	The volatility of oil and gas prices may indirectly affect our stock price.

•	Price increases in some of the key components in our power systems could materially and adversely affect our operating results and cash flows.

•	Many of our power systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.

•	Our existing debt or new debt that we incur could adversely affect our business and growth prospects.

•	Our quarterly operating results are subject to variability from quarter to quarter.

•	If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

•	If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to sell our products and services.

•	We could suffer warranty claims or be subject to product liability claims, both of which could materially and adversely affect our business.

•	We could become subject to product liability claims.

•	We may have difficulty managing the expansion of our operations.

•	If we do not properly manage the sales of our products into foreign markets, our business could suffer.

•	If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

•	We may be adversely impacted by work stoppages and other labor matters.

•	Our business could be adversely affected by increased compensation costs or difficulties in attracting staff for our business including those related to acquisitions.

•	The loss of one or more key members of our senior management, or our inability to attract and retain qualified personnel could harm our business.

•	Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and financial results, including harming our ability to expand or by increasing our operating costs.

•	We could be adversely affected by risks associated with acquisitions and joint ventures, including those in the Asian markets.

•	Failure to raise additional capital or to generate the significant capital necessary to continue our growth could reduce our ability to compete and could harm our business.

•	We are and will continue to be subject to foreign laws, rules and regulations as our business expands into these foreign markets and cannot be certain as to our continued compliance and costs related thereto.

•	We could become liable for damages resulting from our manufacturing activities.

•	We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

•	Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could adversely affect us.

•	Variability in self-insurance liability estimates could significantly impact our results of operations.

Risks Related to the Ownership of our Common Stock

•	We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements.

•	Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

•	The price of our stock may be volatile and may decline in value.

•	Future sales by us or our existing stockholders could depress the market price of our common stock.

•	Our actual operating results may differ significantly from our guidance.

•	We have discretion in the use of borrowings under our revolving line of credit and may use them in a manner in which our stockholders would not consider appropriate.

•	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

•	Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

•	If securities or industry analysts cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

•	We do not anticipate paying any dividends in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily due to its outstanding balances under the Amended Wells Credit Agreement III. If interest rates were to fluctuate, there is a risk that any outstanding balance would be impacted by the prevailing rate, which may further impact our ability to repay the outstanding balance. A one percentage point increase or decrease in interest rates would increase or decrease our interest expense by approximately $1,060,000 annually based on our revolving line of credit and term debt outstanding as of March 31, 2015.

For a discussion of our liability for the Private Placement Warrants, see Note 8, “Fair value of financial instruments,” to the unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A. Risk Factors

There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except that the following risk factor is amended to read in its entirety as follows:

Our existing debt or new debt that we incur could adversely affect our business and growth prospects.

We are obliged under a credit agreement with Wells Fargo Bank, NA. and under our 5.50% Senior Notes due 2018. Failure or inability to meet our obligations under our current credit agreement, the senior notes or any new credit facility or notes could materially and adversely affect our business. In addition, our debt obligations could make us more vulnerable to adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in current and potential future credit agreements and notes have important consequences, including:

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

Our senior notes contain covenants that limit or restrict our ability and the ability of our subsidiaries to incur additional debt, prepay subordinated indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase capital stock, make investments and restricted payments, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, enter into agreements that restrict dividends or other payments by restricted subsidiaries, or effect a consolidation or merger or to sell all, or substantially all, of the Company’s assets.

In connection with the issuance of our senior notes, we amended our current credit facility to shorten its maturity while the senior notes are outstanding, to insure that the credit agreement will come due before the notes are payable at maturity or upon a special mandatory offer to purchase. This could result in all of our debt coming due in a relatively short period of time, and we may not be able to refinance such indebtedness on acceptable terms, or at all.

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

POWER SOLUTIONS INTERNATIONAL, INC.

Date: May 8, 2015	By:	/s/ Daniel P. Gorey
Daniel P. Gorey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

10.1	Second Amendment to the Amended and Restated Credit Agreement, dated as of April 1, 2014, and amended as of September 30, 2014, and further amended February 11, 2015 by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc., and related documents (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 11, 2015).

10.2	Distributor Agreement effective January 1, 2015 by and between Perkins Engines Company Limited and Power Solutions International, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 23, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.