Form 10-Q
period 2015-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2015-08-07
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

As of August 4, 2015, there were 10,749,017 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$6,122	$6,561
Accounts receivable, net	85,199	81,740
Inventories, net	121,566	93,903
Prepaid expenses and other current assets	6,849	4,801
Deferred income taxes	3,998	3,998

Total current assets	223,734	191,003

Property, plant & equipment, net	24,153	20,892
Intangible assets, net	35,023	21,392
Goodwill	41,086	23,546
Other noncurrent assets	7,677	5,804

TOTAL ASSETS	$331,673	$262,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,709	$60,877
Income taxes payable	—	779
Accrued compensation and benefits	4,456	5,983
Current maturities of long-term debt	—	1,667
Other accrued liabilities	16,568	6,742

Total current liabilities	61,733	76,048

Long-term obligations
Revolving line of credit	105,169	78,030
Deferred income taxes	3,241	3,241
Private placement warrants	11,491	11,036
Long-term debt, less current maturities, net	53,567	2,361
Other noncurrent liabilities	1,489	1,122

TOTAL LIABILITIES	236,690	171,838

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock – $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at June 30, 2015 and December 31, 2014.	—	—
Common stock – $0.001 par value. Authorized: 50,000,000 shares. Issued: 11,578,789 and 11,562,209 shares at June 30, 2015 and December 31, 2014, respectively. Outstanding: 10,747,864 and 10,731,284 at June 30, 2015 and December 31, 2014, respectively.	12	12
Additional paid-in-capital	74,678	73,959
Retained earnings	24,543	21,078
Treasury stock, at cost, 830,925 shares at June 30, 2015 and December 31, 2014.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	94,983	90,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$331,673	$262,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Net sales	$94,629	$83,378	$180,768	$150,113
Cost of sales	77,255	67,982	146,937	122,787

Gross profit	17,374	15,396	33,831	27,326
Operating expenses:
Research & development and engineering	6,243	3,745	11,411	7,343
Selling and service	2,796	2,338	5,546	4,165
General and administrative	3,860	3,420	8,329	6,404

Total operating expenses	12,899	9,503	25,286	17,912

Operating income	4,475	5,893	8,545	9,414
Other (income) expense:
Interest expense	1,123	381	1,612	480
Private placement warrant (income) expense	(2,904)	(99)	710	(332)
Contingent consideration	—	(574)	—	(574)
Other expense, net	50	52	89	75

Total other (income) expense	(1,731)	(240)	2,411	(351)

Income before income taxes	6,206	6,133	6,134	9,765
Income tax provision	1,285	2,250	2,669	3,508

Net income	$4,921	$3,883	$3,465	$6,257

Weighted-average common shares outstanding:
Basic	10,802,338	10,627,913	10,799,697	10,585,187
Diluted	11,160,464	11,153,155	10,928,128	11,103,875
Earnings per common share:
Basic	$0.46	$0.37	$0.32	$0.59

Diluted	$0.18	$0.34	$0.32	$0.53

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flows from operating activities
Net income	$3,465	$6,257
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,825	1,110
Amortization	2,029	575
Deferred income taxes	—	229
Non-cash interest expense	156	38
Share-based compensation expense	577	663
Increase (decrease) in accounts receivable allowances	235	(270)
Increase in inventory reserves	581	434
Inventory step up to fair value	223	482
Increase (decrease) in valuation of private placement warrants liability	710	(332)
Decrease in valuation of contingent consideration liability	—	(574)
Loss on investment in joint venture	89	100
Loss on disposal of assets	88	60
(Increase) decrease in operating assets, net of effects of business combinations:
Accounts receivable	1,401	(9,310)
Inventories	(17,863)	(18,455)
Prepaid expenses and other assets	(2,889)	(3,686)
Increase (decrease) in operating liabilities, net of effects of business combinations:
Accounts payable	(27,466)	11,104
Accrued compensation and benefits and other accrued liabilities	(995)	(2,191)
Income taxes payable	(779)	(27)
Other noncurrent liabilities	367	(351)

Net cash used in operating activities	(38,246)	(14,144)

Cash flows from investing activities
Purchases of property, plant and equipment	(3,447)	(2,415)
Acquisitions, net of cash acquired	(34,227)	(44,122)
Investment in joint venture	(1,000)	(350)

Net cash used in investing activities	(38,674)	(46,887)

Cash flows from financing activities
Advances from revolving line of credit – noncurrent obligation	76,468	58,049
Repayments of revolving line of credit – noncurrent obligation	(49,329)	(5,900)
Proceeds from long-term debt	55,000	5,000
Payments on long-term debt	(4,028)	(139)
Proceeds from exercise of private placement warrants	65	1,425
Excess tax benefit from exercise of share-based awards	111	2,462
Payment of withholding taxes from net settlement of share-based awards	(289)	(340)
Cash paid for financing and transaction fees	(1,517)	(126)

Net cash provided by financing activities	76,481	60,431

Decrease in cash	(439)	(600)
Cash at beginning of period	6,561	6,306

Cash at end of period	$6,122	$5,706

Supplemental disclosures of cash flow information
Cash paid for interest	$909	$290
Cash paid for income taxes	5,971	2,525
Supplemental disclosure of non-cash transactions
Unpaid property, plant, equipment and other assets	$1,081	$1,594
Fair value of private placement warrants exercised	255	7,320

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

Nature of business operations

The Company is a global producer and distributor of a broad range of high performance, certified low emission power systems, including alternative fuel power systems for original equipment manufacturers of off-highway industrial equipment (“industrial OEMs”), on-road markets, and large custom-engineered integrated electrical power generation systems. The Company’s customers include large, industry-leading and/or multinational organizations. The Company’s products and services are sold predominantly to customers throughout North America, as well as to customers located throughout the Pacific Rim and Europe. The Company operates as one business and geographic segment.

The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow the Company to provide its customers with power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers, and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company purchases engines from third party suppliers and produces an internally-designed engine, all of which are then integrated into the Company’s power systems. Additionally, the Company is designing and developing other engines in-house. Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which the Company coordinates significant design efforts with third party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third party suppliers. Some of the key components (including purchased engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide its customers with a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel, gasoline and non-certified power systems and aftermarket components.

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

These unaudited condensed consolidated financial statements should be read in conjunction with, and have been prepared in conformity with the accounting principles reflected in, the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As these financial statements have been prepared pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in annual financial statements and related notes prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

3. Recently issued accounting pronouncements

The Company evaluates the pronouncements of authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), to determine the impact of new pronouncements on GAAP and the Company. In May of 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the following within a contract with a customer: the separate performance obligations in the contract; the transaction price; allocation of the transaction price to the separate performance obligations in the contract; and the appropriate amount of revenue to be recognized when (or as) the entity satisfies each performance obligation. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. On July 9, 2015, the FASB voted to issue a final Accounting Standards Update (ASU) that defers for one year the effective date of the new revenue standard and allows early adoption as of the original effective date (i.e., annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods). After reviewing and discussing the feedback received, the Board decided to adopt the standard as originally proposed. Thus, the anticipated final ASU will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s unaudited condensed consolidated financial statements.

In April of 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Although the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, the Company has chosen to early adopt and has presented the debt issuance costs associated with the issuance of its 5.5% Senior Notes as a direct deduction from the carrying value of the liability as of June 30, 2015. Refer to Note 9, “Debt” for further details related to the issuance of its 5.5% Senior Notes.

There were no additional new accounting pronouncements or guidance that have been issued or adopted during the three months ended June 30, 2015, that are expected to have a significant effect on the Company’s unaudited condensed consolidated financial statements.

4. Acquisitions

When appropriate, the Company accounts for business combinations in accordance with ASC 805, Business Combinations, and, as such, assets acquired and liabilities assumed are recorded at their respective fair values. The excess of the acquisition consideration over the fair value of tangible and intangible assets acquired and liabilities assumed, if any, is then allocated to goodwill. Any goodwill ultimately recorded is generally attributable to one or more values ascribed to geographic expansion of product sales, manufacturing and other synergies of the combined businesses.

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

Acquisition of Powertrain Integration, LLC

On May 4, 2015, the Company entered into an Asset Purchase Agreement (“APA”) with Powertrain Integration, LLC (“Powertrain”) and its owners, to acquire the assets of Powertrain. The acquisition closed on May 19, 2015 (“Powertrain Date of Acquisition”). Powertrain provides on-highway powertrain solutions, including systems, components and services for niche OEM automakers and fleets. Powertrain specializes in alternative-fuel as well as gasoline and diesel systems and offers design, engineering, testing and production capabilities to deliver one-stop vehicle integration. At closing, the Company paid cash of $20,873,000 representing the initial cash consideration adjusted for estimated working capital. The purchase price is subject to further adjustments for the final working capital acquired, assumed liabilities, a Base Earn-out Payment and Additional Earn-out Payment, all as described in the APA. Accordingly, the Company also recorded a liability of $8,200,000 as of the Powertrain Date of Acquisition representing the contingent consideration associated with the Base Earn-out Payment and Additional Earn-out Payment for a provisional aggregate purchase price of $29,073,000. The actual amount of the contingent consideration attributable to the Base Earn-out will be based upon the 2015 full year net sales of Powertrain. The Base Earn-out Payment is payable in cash while the Additional Earn-out Payment is payable, at the Company’s discretion, in cash or shares of the Company’s common stock. The Additional Earn-out Payment is defined as the greater of a 5% per annum return on the Base Earn-out Payment and the incremental growth of the Company’s stock price since the acquisition was announced as determined in accordance with the formula defined in the APA. Under the terms of the APA, the Base Earn-out Payment and the Additional Earn out Payment are expected to be settled and paid during the first quarter of 2016. The Company’s liability for the contingent consideration was measured at fair value based on unobservable inputs, and thus was considered a Level 3 financial instrument. The fair value of the liability was primarily driven by the Company’s expectations of achieving the performance targets required by the APA. The expected performance targets were used in a Monte Carlo simulation which provided for the most likely earn-out payment which was then discounted to present value in order to derive a fair value of the Base Earn-out Payment. A Modified Black-Scholes call option model considering the actual and forecasted share price, the measurement period and a volatility factor was used to derive a fair value of the Additional Earn-out Payment. The aggregate purchase price, inclusive of all potential payments has not yet been finalized.

The Company has accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed has been provisionally allocated to goodwill subject to the completion of the fair value analysis of the assets acquired and liabilities assumed. The Company has treated the acquisition of Powertrain as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the date of acquisition, and therefore, a provision for deferred income tax has not been recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition was funded by certain proceeds received from the issuance of the 5.50% Senior Notes described in Note 9, “Debt”.

The purchase price for this acquisition has been provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

May 19, 2015 (Date of Acquisition)
Assets acquired:
Accounts receivable	$4,942
Inventories	1,890
Prepaid expenses and other current assets	23
Property, plant & equipment	315
Other non-current assets	24

Total tangible assets	7,194

Intangible assets:
Intangible assets	13,600
Goodwill	14,471

Total assets acquired	35,265

Liabilities assumed:
Accounts payable	5,951
Accrued liabilities	241

Total liabilities assumed	6,192

Net assets acquired	$29,073

Cash paid at date of acquisition	$20,873
Contingent consideration	8,200

Aggregate provisional consideration	$29,073

The above estimated fair values of assets acquired and liabilities assumed were based on the information that was available through June 30, 2015 and are provisional. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of certain assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs that are Level 3 inputs in the fair value hierarchy. The Company believes that these inputs provided a reasonable basis for estimating the fair values but is waiting for certain additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at the Powertrain Date of Acquisition.

The fair value of accounts receivable acquired was adjusted for amounts known or highly likely to be uncollectible based upon an assessment of known facts and circumstances as of the Powertrain Date of Acquisition and additional information arising subsequent to the Powertrain Date of Acquisition with respect to these known facts and circumstances.

The inventory acquired was revalued to its fair value. While the cost of raw materials generally approximates fair value, the value of finished goods inventory was “stepped up” by $22,000, representing the estimated selling price of that inventory less the sum of costs to complete and a reasonable allowance for the Company’s selling efforts. The Company recognized all of this “stepped up” inventory value within cost of sales in the three and six months ended June 30, 2015.

The identifiable intangible assets as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

	Asset amount	Estimated life
Backlog	$600	3 months
Customer relationships	13,000	12 years

Total identifiable intangible assets	$13,600

The weighted average useful life of the intangibles identified above is approximately 11.5 years. The fair value of backlog and customer relationships was derived using the multi-period excess earnings method.

The fair value of property, plant and equipment was based upon the acquisition costs of assets acquired as of the Powertrain Date of Acquisition adjusted for any known facts and circumstances necessary to approximate fair value.

Goodwill largely consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies, and the value of the assembled workforce.

Acquisition of Bi-Phase Technologies, LLC

On May 1, 2015, the Company acquired all of the membership interests in Bi-Phase Technologies, LLC, a Minnesota limited liability company (“Bi-Phase”) and wholly-owned subsidiary of TPB, Inc, a Minnesota corporation. Bi-Phase is engaged in the design and manufacture of liquid propane electronic fuel injection systems to allow for the conversion of vehicles from gasoline to propane. The initial purchase price was approximately $3.5 million in cash plus certain working capital, assumption of certain liabilities and Earn-out Payments as defined in the Membership Interest Purchase Agreement. The cash paid at the date of acquisition was $3,619,000 including estimated working capital. The Company also recorded a contingent consideration liability of $540,000 representing an estimate of the Earn-out Payments expected to be payable in connection with the acquisition of Bi-Phase. This contingent consideration, payable to TPB, Inc, is based upon certain sales of Bi-Phase fuel systems over a period of three to five years. The provisional purchase price also includes $104,000 relating to the true-up of the final working capital acquired, net of other adjustments as provided in the Membership Interest Purchase Agreement, which amount was unpaid as of June 30, 2015, pending agreement between the Company and the seller. Accordingly, the provisional aggregate purchase price approximated $4,263,000.

The Company has accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed has been provisionally allocated to goodwill. The aggregate purchase price has not yet been finalized. The Company has treated the acquisition of Bi-Phase as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the date of acquisition, and therefore, a provision for deferred income tax has not been recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition has been funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 9, “Debt”.

The purchase price for this acquisition has been provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

May 1, 2015 (Date of Acquisition)
Assets acquired:
Accounts receivable	$153
Inventories	2,103
Prepaid expenses	4
Property, plant & equipment	113

Total tangible assets	2,373

Intangible assets:
Intangible assets	860
Goodwill	1,343

Total assets acquired	4,576

Liabilities assumed:
Accounts payable	266
Accrued liabilities	47

Total liabilities assumed	313

Net assets acquired	$4,263

Initial cash paid at date of acquisition	$3,619
Contingent consideration	540
Additional consideration - unpaid	104

Aggregate provisional consideration	$4,263

The above estimated fair values of assets acquired and liabilities assumed were based on the information that was available through June 30, 2015 and are provisional. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of certain assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs that are Level 3 inputs in the fair value hierarchy. The Company believes that these inputs provided a reasonable basis for estimating the fair values but is waiting for certain additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at the Bi-Phase date of acquisition.

The fair value of accounts receivable acquired was adjusted for amounts known or highly likely to be uncollectible based upon an assessment of known facts and circumstances as of the Bi-Phase date of acquisition and additional information arising subsequent to that date with respect to these known facts and circumstances.

The inventory acquired was revalued to its fair value. While the cost of raw materials generally approximates fair value, the value of finished goods inventory was “stepped up” by $226,000, representing the estimated selling price of that inventory less the sum of costs to complete and a reasonable allowance for the Company’s selling efforts. The Company recognized $56,000 of this “stepped up” inventory value within cost of sales in the three and six months ended June 30, 2015.

The identifiable intangible assets as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

	Asset amount	Estimated life
Developed technology	$700	7 years
Customer relationships	160	15 years

Total identifiable intangible assets	$860

The weighted average useful life of the intangibles identified above is approximately 8.5 years. The fair value of developed technology and customer relationships was derived using the relief from royalty method and the multi-period excess earnings method, respectively.

The fair value of property, plant and equipment was based upon the acquisition costs of assets acquired as of the Bi-Phase date of acquisition adjusted for any known facts and circumstances necessary to approximate fair value.

Goodwill largely consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies, and the value of the assembled workforce.

Acquisition of Bucks Acquisition Company, LLC

On March 18, 2015, the Company acquired all of the membership interests in Buck’s Acquisition Company, LLC, (“Buck’s”) from UE Powertrain d/b/a Buck’s Engines and United Holdings, LLC, for an initial cash purchase price of approximately $9,735,000, subject to certain adjustments as defined by the purchase agreement. Buck’s is a manufacturer of alternative-fuel engines for industrial markets and was formerly a product line of United Engines, LLC. Buck’s supplies a range of alternative-fuel engines that run on natural gas, propane and liquid propane gas fuels. Buck’s targets an extensive range of industrial applications, including irrigation, gas compression, oil production, industrial equipment, power generation, mobile equipment, wind turbines, and re-power applications. The acquisition of Buck’s has been accounted for as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed has been provisionally allocated to goodwill. The Company initially and provisionally recorded the assets acquired and liabilities assumed at their fair values subject to the completion of the fair value analysis of the assets acquired and liabilities assumed. The aggregate purchase price, inclusive of all potential payments has not yet been finalized. The Company treated the acquisition of Buck’s as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the date of acquisition, and therefore, a provision for deferred income tax has not been recorded in connection with the purchase price allocation. Any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition of Buck’s was funded through the Company’s revolving line of credit.

The purchase price for this acquisition has been provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

March 18, 2015 (Date of Acquisition)
Assets acquired:
Inventories	$6,611
Property, plant & equipment	218

Total tangible assets	6,829

Intangible assets:
Intangible assets	1,380
Goodwill	1,526

Total assets acquired	$9,735

The above estimated fair values of assets acquired were based on the information that was available through June 30, 2015 and are provisional. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of certain assets acquired were based on valuations involving significant unobservable inputs that is Level 3 inputs in the fair value hierarchy. The Company believes that these inputs provided a reasonable basis for estimating the fair values but is waiting for certain additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at acquisition.

The inventory acquired was revalued to its fair value. While the cost of raw materials generally approximates fair value, the value of finished goods inventory was “stepped up” by $290,000, representing the estimated selling price of that inventory less the sum of costs to complete and a reasonable allowance for the Company’s selling efforts. The Company recognized $145,000 of this “stepped up” inventory value within cost of sales in the three and six months ended June 30, 2015. The identifiable intangible assets as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

	Asset amount	Estimated life
Customer relationships	$1,380	10 years

The weighted average useful life of the intangibles identified above is approximately 10 years. The fair value of customer relationships was derived using the multi-period excess earnings method.

The fair value of property, plant and equipment was based upon the acquisition costs of assets acquired as of the date of acquisition adjusted for any known facts and circumstances necessary to approximate fair value.

Goodwill largely consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies, and the value of the assembled workforce.

The assets, liabilities, and operating results of Powertrain, Bi-Phase and Buck’s have been included in the Company’s unaudited condensed consolidated financial statements from their respective dates of acquisition to June 30, 2015.

Acquisition of Professional Power Products, Inc.

On April 1, 2014, the Company acquired Professional Power Products, Inc. (“3PI”), pursuant to a stock purchase agreement with Carl L. Trent and Kenneth C. Trent (collectively the “Trents”) and CKT Holdings Inc., a Wisconsin corporation owned by the Trents. 3PI is a leading designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural gas power generation markets. The Company treated the acquisition of 3PI as a purchase of assets for income tax purposes. The acquisition of 3PI was financed through the Company’s revolving line of credit and from proceeds received from a secured term loan.

The following table provides a summary of the initial consideration for 3PI:

Fair value of assets acquired	$60,104
Less liabilities assumed	(5,805)

Net assets acquired	54,299
Less value of shares of Company common stock expected to be issued at date of acquisition	(8,900)
Less cash acquired	(1,277)

Cash paid	$44,122

The accompanying unaudited condensed consolidated statements of operations includes 3PI’s sales of $3,848,000 and $8,800,000 for the three and six months ended June 30, 2015, respectively, and $7,272,000 for the three months ended June 30, 2014. 3PI’s operating loss was $2,345,000 and $4,460,000, for the three and six months ended June 30, 2015, respectively, and $31,000 for the three months ended June 30, 2014. Amortization expense related to identifiable intangible assets associated with the acquisition and expense attributable to the stepped-up value of inventory acquired, in the unaudited condensed consolidated financial statements, approximated $841,000 and $1,681,000 for the three and six months ended June 30, 2015, respectively and approximated $1,037,000 for the three months ended June 30, 2014.

The following supplemental pro forma information presents the financial results as if the transaction had occurred on January 1, 2013 as follows:

	Three months ended	Six months ended
	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$83,378	$180,768	$155,293
Net income	3,883	3,465	6,199
Earnings per share, basic	$0.37	$0.32	$0.59
Earnings per share, diluted	$0.34	$0.32	$0.56

The historical operating results of 3PI included in the proforma information above has been adjusted to exclude certain non-recurring expenses, principally transaction expenses which amount approximated to $3,474,000 in 2014.

The pro forma information presented above is for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company.

Transaction fees and expenses

The Company incurred total transaction costs related to its acquisition activities of $247,000 and $447,000 for the three and six months ended June 30, 2015, respectively, all of which was recognized as an operating expense and classified within general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations in accordance with GAAP. The Company incurred total transaction costs related to the 3PI acquisition of $811,000 for the six months ended June 30 2014, all of which was recognized in the three months ended March 31, 2014 in accordance with GAAP.

5. Earnings per share

The Company computes earnings per share by applying the guidance stated in ASC 260, Earnings per Share. The treasury stock method has been used to compute earnings per share. The Company has issued warrants (“Private Placement Warrants”) that represent the right to purchase shares of the Company’s common stock, a stock appreciation right (“SAR”) and restricted stock, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. Refer to Note 11, “Stockholders’ equity” for a further description of the Private Placement Warrants and Note 10, “2012 Incentive compensation plan” for a further description of the SAR and restricted stock.

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the hypothetical proceeds of exercise, with any residual shares representing the incremental common shares to be issued and included in diluted earnings per share. As of June 30, 2015 and 2014, the Company’s Private Placement Warrants, SAR and restricted stock were evaluated for their potentially dilutive effect under the treasury stock method. See the table below for detail as to the dilutive effect of using the treasury stock method. In the six months ended June 30, 2015, incremental shares from assumed exercise of Private Placement Warrants were excluded from the diluted EPS calculation because they would have had an anti-dilutive effect under the treasury stock method.

The computations of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$4,921	$3,883	$3,465	$6,257
Change in the value of Private Placement Warrants	(2,904)	(99)	—	(332)

	2,017	3,784	3,465	5,925

Denominator:
Weighted average common shares outstanding-basic	10,802,338	10,627,913	10,799,697	10,585,187
Incremental shares from assumed exercise of Private Placement Warrants, SAR and restricted stock, if applicable	358,126	525,242	128,431	518,688

Weighted average common shares outstanding-diluted	11,160,464	11,153,155	10,928,128	11,103,875

Earnings per share of common stock – basic and diluted
Earnings per share of common stock – basic	$0.46	$0.37	$0.32	$0.59

Earnings per share of common stock – diluted	$0.18	$0.34	$0.32	$0.53

6. Inventories, net

Inventories consist primarily of engines and parts. Engines are valued at the lower of cost, plus estimated freight-in, as determined by specific serial number identification, or market value. Parts are valued at the lower of cost (first-in, first-out) or market value. When necessary, the Company writes down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory reserve is recorded based upon the Company’s estimation of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration, including (i) customer purchase orders and customer forecasted demand, (ii) historical sales/usage for each inventory item, and (iii) utilization within a current or anticipated future power system.

Inventory consisted of the following as of:

	June 30, 2015	December 31, 2014
Raw material	$100,369	$87,133
Work in process	6,598	1,752
Finished goods	16,829	6,777

Total inventories	123,796	95,662
Inventory allowance	(2,230)	(1,759)

Inventories, net	$121,566	$93,903

7. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	June 30, 2015	December 31, 2014
Land	$260	$260
Buildings and improvements	5,724	5,015
Office furniture and equipment	3,908	3,705
Tooling and equipment	17,419	13,736
Transportation equipment	518	525
Construction in process	6,274	6,056

Property, plant and equipment, at cost	34,103	29,297
Accumulated depreciation	(9,950)	(8,405)

Property, plant and equipment, net	$24,153	$20,892

8. Fair value of financial instruments

As of June 30, 2015, and December 31, 2014, the Company measured its financial assets and liabilities under the amended ASC 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of June 30, 2015 and December 31, 2014, the Company’s liability for Private Placement Warrants was measured at fair value under ASC 820. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

As of June 30, 2015 and December 31, 2014, the Company estimated the fair value of its liability for Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the following:

	June 30, 2015	December 31, 2014
Market value of the Company’s common stock	$54.02	$51.61
Exercise price	$13.00	$13.00
Risk-free interest rate	0.22%	0.39%
Estimated price volatility	50.00%	55.00%
Contractual term	0.83 years	1.33 years
Dividend yield	—	—

The market value of the Company’s common stock was based on its closing price on June 30, 2015 and December 31, 2014, the date of each valuation. The volatility factors noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. If all other assumptions were held constant, a 10% change in the estimated price volatility in the Black-Scholes option pricing model would have an insignificant effect on the recorded liability of the Private Placement Warrants.

The following table summarizes the change in the estimated fair value of the Company’s Level 3 Private Placement Warrants liability in the three months ended June 30, 2015:

Balance at December 31, 2014	$11,036
Fair value of private placement warrants exercised	(255)
Change in the value of private placement warrants	710

Balance at June 30, 2015	$11,491

For the three and six months ended June 30, 2015, the Company recognized income of $2,904,000 and expense of $710,000, respectively, due to a decrease in the estimated fair value of the Company’s Private Placement Warrants in the three months ended June 30, 2015 and an increase in the estimated fair value of the Company’s Private Placement Warrants in the six months ended June 30, 2015. For the three and six months ended June 30, 2014, the Company recognized income of $99,000 and $332,000, respectively, due to a decrease in the estimated fair value of the Company’s Private Placement Warrants. This (income) expense was recorded as “Private placement warrant (income) expense” in the Company’s unaudited condensed consolidated statements of operations for the respective periods.

Contingent consideration liability

As described in Note 4, “Acquisitions” a portion of the purchase price for the acquisition of Powertrain is in the form of contingent consideration. The contingent consideration consists of two components, a Base Earn-out Payment and an Additional Earn-out Payment, both as defined in the APA. The Base Earn-out Payment is payable in cash while the Additional Earn-out Payment is payable in cash and/or shares of the Company’s common stock at the Company’s discretion. As of June 30, 2015, the Company’s potential contingent consideration payment relating to its acquisition of Powertrain was measured at fair value under ASC Topic 820. The Company’s liability for this contingent consideration was measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The fair value of the liability determined by this analysis was primarily driven by the Company’s expectations of achieving the performance targets required by the APA for Powertrain. The expected performance targets were used in a Monte Carlo simulation which provided for the most likely earn-out payment which was then discounted to present value in order to derive a fair value of the Base Earn-out Payment. A Modified Black-Scholes call option model considering the actual and forecasted share price, the measurement period and a volatility factor was used to derive a fair value of the Additional Earn-out Payment.

As of June 30, 2015, the primary inputs of the Monte Carlo simulation model included the estimated performance forecast, stock price volatility and a risk free interest rate. The volatility factor was primarily derived from our historical stock price volatility as well as the implied volatility of publicly traded call options of benchmark companies. If all other assumptions were held constant, a ten percentage point change in the volatility factor would result in an increase or decrease in the fair value of the contingent consideration by approximately $60,000. As of June 30, 2015, the Company has recorded an $8,200,000 contingent consideration liability within “Other accrued liabilities” on its unaudited condensed consolidated balance sheet.

Also as described in Note 4, “Acquisitions” a portion of the purchase price for the acquisition of Bi-Phase is in the form of contingent consideration. This contingent consideration, payable to TPB, Inc., is based upon certain sales of Bi-Phase fuel systems over a period of three to five years. As of June 30, 2015, the Company’s potential contingent consideration payment relating to its acquisition of Bi-Phase was measured at fair value under ASC Topic 820. The Company’s liability for this contingent consideration was measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The fair value of the liability determined by this analysis was primarily driven by the Company’s expectations of sales following the closing date for each liquid propane engine sold by the Company that incorporates any part of the Bi-Phase fuel system or related technology as defined in the Membership Interest Purchase Agreement. Based on these expectations, the Company performed a discounted cash flow analysis to determine the fair value of the contingent consideration liability.

As of June 30, 2015, the primary inputs of the discounted cash flow analysis included estimated units to be shipped, the per unit agreed upon fee and discount rate. As of June 30, 2015, the Company has recorded a $540,000 contingent consideration liability within “Other accrued liabilities” on its unaudited condensed consolidated balance sheet.

For the three and six months ended June 30, 2015, there have been no changes to amounts identified and recorded as a contingent consideration liability on the Company’s condensed consolidated balance sheets as of June 30, 2015. For the three and six months ended June 30, 2014, the Company recognized income of $574,000, due to a decrease in the estimated fair value of the Company’s contingent consideration liability arising from the acquisition of 3PI in 2014. The measurement period associated with the acquisition of 3PI concluded on December 31, 2014. Accordingly, no further measurement changes for the contingent consideration liability associated with the acquisition of 3PI were required after December 31, 2014. This income was classified within “Other (income) expense” in the Company’s unaudited condensed consolidated statements of operations for the respective periods.

Financial liabilities measured at fair value

The following table summarizes fair value measurements by level as of June 30, 2015, for the Company’s level 3 financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$11,491
Contingent consideration	—	—	8,740

The following table summarizes fair value measurement by level as of December 31, 2014, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$11,036

Financial assets and liabilities not measured at fair value

As of June 30, 2015 and December 31, 2014, the Company’s revolving line of credit and term debt, including accrued interest, recorded on the unaudited condensed consolidated balance sheets were carried at cost. The carrying value of the revolving line of credit and term debt approximated fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile had not changed significantly since the origination of these financial liabilities. Under ASC 825, Financial Instruments, these financial liabilities were defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable. The carrying value of cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and other accrued liabilities approximated fair value because of their short maturities.

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

On April 1, 2014, the Wells Credit Agreement was amended (the “Amended Wells Credit Agreement”) to increase the Company’s revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires the Company to report its fixed charge coverage ratio and leverage ratio as described below; (d) includes a $5.0 million term loan arrangement with Wells Fargo Bank; and (e) includes a letter of credit sub-facility of the revolving line of credit. The principal amount of the $5.0 million term loan was payable in 36 equal monthly installments with the first payment due on June 1, 2014, plus interest at LIBOR plus 4.50%. Effective April 1, 2014 and during the period in which the term loan was outstanding, the Company was subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. The Company was required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and the Company’s debt leverage ratio could not exceed 4.0 to 1.0 during the period in which the term loan was outstanding. At the time, the Company used borrowings under this expanded revolving line of credit as well as the proceeds from the term loan to finance the acquisition of 3PI which was consummated on April 1, 2014 as described in Note 4, “Acquisitions.” The term loan was subsequently paid in full on April 29, 2015. In connection with the repayment of the term loan on April 29, 2015, the Company’s minimum monthly fixed charge coverage ratio reverted back to 1.0 to 1.0, the testing of which commences on the last day of the month prior to the date on which the Company’s Availability is less than the Threshold Amount.

On September 30, 2014 and again on February 11, 2015, the Company further amended its credit facility with Wells Fargo Bank, National Association, to increase its revolving line of credit facility to $100.0 million and $125.0 million, respectively, collectively with the Amended Wells Credit Agreement, the “Amended Wells Credit Agreement II”). The Amended Wells Credit Agreement II was scheduled to mature on June 28, 2018.

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

On April 29, 2015, the Company entered into an amended credit facility (“Amended Wells Credit Agreement III”) for the purpose of facilitating the issuance of the 5.50% Senior Notes (the “Senior Notes”), as described below, and this amendment provided for the earlier maturity of the Amended Wells Credit Agreement III to insure that the Amended Wells Credit Agreement III will come due before the Senior Notes are payable as described below. While the Senior Notes are outstanding, the Amended Wells Credit Agreement III will become due 75 days prior to the earliest date that a Special Mandatory Purchase Date (as defined in the Indenture agreement below) may occur or 90 days prior to the final maturity date of the Senior Notes, as described in the Indenture agreement below.

As of June 30, 2015, $96.0 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.68% as of June 30, 2015. The remaining outstanding balance of $9.2 million as of June 30, 2015 had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $17.4 million at June 30, 2015. The Company’s term loan was repaid on April 29, 2015.

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

5.50% Senior Notes

On April 24, 2015, the Company entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million of the Company’s unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, the Company entered into an indenture agreement (“Indenture”) dated April 29, 2015, by and among the Company, The Bank of New York Mellon, as Trustee, and the Company’s subsidiaries as guarantors. The Company received net proceeds of $53.5 million after transaction costs of approximately $1.5 million. As discussed previously, in Note 3, “Recently issued accounting pronouncements”, in accordance with the guidance issued to simplify the presentation of debt issuance costs, the Company has presented issuance costs associated with its 5.5% Senior Notes as a direct deduction from the carrying value of the obligation on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2015. The Senior Notes are unsecured debt of the Company and are effectively subordinated to the Company’s existing and future secured debt including the debt in connection with the Amended Wells Credit Agreement III. The Senior Notes have a final maturity date of May 1, 2018, provided that a mandatory offer by the Company to purchase the Senior Notes must be made on or prior to May 1, 2017 in the event the Company cannot or does not certify compliance with certain financial covenants as more fully described below.

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

Interest on the Senior Notes accrues at a rate of 5.50% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2015. As of June 30, 2015, the accrued, but unpaid interest on the Senior Notes was $530,000.

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

Of the Company’s 1,530,925 shares initially made available and reserved for awards under the 2012 Plan, 543,872 shares were originally underlying a SAR award granted to the Company’s Chief Operating Officer on June 6, 2012 and 185,993 shares of restricted stock have been granted as of June 30, 2015 to eligible employees (as further described below). As of June 30, 2015, the Company had 801,060 shares of common stock available for future issuance under the 2012 Plan.

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

Amendment to SAR award agreement

On June 5, 2015, the Company and Grantee agreed to defer the vesting of the remaining unvested portion of the stock appreciation rights granted to the Grantee for 30 days until July 6, 2015 pursuant to an amendment to the initial SAR Award Agreement. On July 6, 2015, the Company and the Grantee entered into a SAR and Bonus Agreement which amended the SAR Award Agreement by extending the vesting period applicable to the remaining unvested portion of the stock appreciation rights granted to the Grantee under the Company’s 2012 Incentive Compensation Plan. The unvested portion covers 181,290 underlying shares of the Company’s common stock which, prior to the amendment, would have vested on June 6, 2015. The amendment extended the vesting of these shares to June 6, 2017 with respect to 100,000 underlying shares of the Company’s common stock and to June 6, 2019 with respect to the remaining 81,290 shares of underlying Company stock (in each case subject to forfeiture upon termination of employment by the Company for “Cause” or by the Grantee for “Good Reason” (each as defined in the SAR and Bonus Agreement)). The SAR and Bonus Agreement also provides the Grantee with an annual bonus in the amount of $250,000 for each of calendar years 2016, 2017, 2018 and 2019.

In the three and six months ended June 30, 2015, the Company recognized $37,000 and $86,000, respectively, of expense related to the SAR. In the three and six months ended June 30, 2014, the Company recognized $105,000 and $228,000, respectively, of expense related to the SAR. As of the amendment on July 6, 2015, the fair value of the unrecognized compensation expense of the SAR for the extension of the vesting period was estimated at $333,000 using the Black-Scholes option pricing model which amount will be recognized through the vesting dates. Including the amendment discussed above, the total SAR expense is expected to be approximately $2,133,000 from initial grant. The Company expects the remaining SAR expense to be recognized over the next 4 years through June 6, 2019.

Restricted stock awards

The Compensation Committee of the Board of Directors has approved, and the Company granted, shares of Company restricted stock (“Restricted Stock”) to various employees pursuant to the 2012 Plan and subject in each case to a Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). Restricted stock activity consisted of the following for the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
December 31, 2014	154,251	$42.18
Granted	—	—
Forfeited	—	—
Vested	(17,081)	37.44

June 30, 2015	137,170	$42.77

These shares of Restricted Stock vest in various increments and periods over a maximum of ten years from the date the stock was granted as defined under the applicable Restricted Stock Award Agreement. In the three and six months ended June 30, 2015, the Company recognized approximately $235,000 and $491,000, respectively, of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. In the three and six months ended June 30, 2014, the Company recognized approximately $237,000 and $435,000, respectively, of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. As of June 30, 2015, there was approximately $5,511,000 of total unrecognized compensation expense related to the shares of Restricted Stock granted under the 2012 Plan. As of June 30, 2015, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 7 years.

11. Stockholders’ equity

The Company’s equity securities and the Private Placement Warrants are described below.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. Issued shares and outstanding shares of the Company’s common stock were 11,578,789 and 10,747,864, respectively, at June 30, 2015. Issued shares and outstanding shares of the Company’s common stock were 11,562,209 and 10,731,284, respectively, at December 31, 2014. Each holder of a share of the Company’s common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of Company preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights.

Series A Convertible preferred stock

The Company has authorized 114,000 shares of Series A Convertible preferred stock with a par value of $0.001 per share. As of June 30, 2015 and December 31, 2014, no shares of Series A Convertible preferred stock of the Company were issued or outstanding.

SAR exercise for shares of Company common stock

The Company granted a SAR to the Grantee on June 6, 2012 as further described in Note 10, “2012 Incentive compensation plan.” The Grantee has fully exercised the tranche that vested on June 6, 2013. During the six months ended June 30, 2014, the Grantee exercised the SAR with respect to 120,000 of the 181,291 shares of common stock underlying the SAR, the aggregate amount of which vested on June 6, 2014. The Company issued a total of 85,903 shares of the Company’s common stock in two exercises. In connection with these exercises, the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s financial statements is a cost that is deductible for income tax purposes. As such, the Company realized an income tax benefit of $2,248,000 for this incremental amount, which was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital as of June 30, 2014. As of June 30, 2015, there were 61,291 unexercised shares under the tranche that vested on June 6, 2014 and 181,290 shares remaining subject to vest. See Note 10, “2012 Incentive compensation plan”, for a further description of the SAR and the vesting of the final tranche.

Restricted stock vesting for shares of Company common stock

The Compensation Committee of the Board of Directors approved, and the Company granted, shares of Restricted Stock to various employees pursuant to the 2012 Plan and subject to a Restricted Stock Award Agreement as further described in Note 10, “2012 Incentive compensation plan.” For the six months ended June 30, 2015 and 2014, various individuals’ awards vested resulting in the net issuance of 11,580 shares and 10,847 shares, respectively. Under the terms of the 2012 Plan, at the option of certain of those vested restricted stock participants, the Company withheld shares issued to satisfy the income tax obligations of these participants. The cash equivalent of the aggregate number of shares withheld was $289,000 and $340,000 for the six months ended June 30, 2015 and 2014, respectively, representing the income tax withholding obligations of the participants, which was remitted by the Company to the applicable taxing authorities. The payments of the income tax withholding obligations were recorded as a reduction in additional paid-in-capital as of June 30, 2015 and 2014.

In connection with the vesting and issuance of shares of the Company’s common stock under the 2012 Plan, other than the shares of common stock issued in connection with the SAR, the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s unaudited condensed consolidated financial statements is a cost that is deductible for income tax purposes. As such, the Company realized an income tax benefit of $111,000 and $214,000 for this incremental amount which was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital as of and for the six months ended June 30, 2015 and 2014, respectively.

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

See Note 8, “Fair value of financial instruments,” for detail describing the valuation approach for the Private Placement Warrants as of June 30, 2015 and December 31, 2014.

During the three and six months ended June 30, 2015, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 5,000 shares of the Company’s common stock. During the three and six months ended June 30, 2014, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 69,333 and 109,585 shares of the Company’s common stock, respectively.

As of June 30, 2015 and December 31, 2014, there were 282,257 shares and 287,257 shares, respectively, of Company common stock reserved for the exercise of the outstanding Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement.

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

In addition, the Company filed a universal shelf registration statement, which was declared effective on February 14, 2014, pursuant to which the Company may offer, issue and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, stock purchase contracts and units. On June 2, 2015, the Company updated the universal shelf registration statement to register 500,000 shares of common stock which may be offered and sold by certain selling stockholders from time to time.

12. Income taxes

At the end of each interim period, the Company applies its estimated annual effective tax rate (“ETR”) to its interim earnings before considering the tax effect of any discrete items. The Company also records the tax impact of certain unusual or infrequently occurring items, including the effects of changes in valuation allowances and tax laws or rates, in the interim period in which they occur. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company’s provisions for income taxes, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of June 30, 2015, management believes that it is more likely than not that all of the Company’s deferred income tax assets will be realized and no valuation allowance is required on its U.S. deferred tax assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2015 and December 31, 2014, the amount accrued for interest and penalties was not material to the Company’s unaudited condensed consolidated financial statements.

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

As a result, the Company’s reported ETR will differ from the estimated annual ETR due to the changes in the valuation of the Private Placement Warrants in the periods in which such changes occur. For the six months ended June 30, 2015 and 2014, the Company recorded an income tax provision of $2,669,000 and $3,508,000, respectively. The Company’s reported income tax rate was 43.5% for the six months ended June 30, 2015. Excluding the impact of the change in the value of the Private Placement Warrants, the Company’s reported income tax rate would have been 39.0% in the six months ended June 30, 2015. The Company’s reported income tax rate was 35.9% for the six months ended June 30, 2014. Excluding the impact of the change in the value of the Private Placement Warrants, the Company’s reported income tax rate would have been 37.2% in the six months ended June 30, 2014.

The Company is currently under audit for its income taxes at the federal and state levels. The ultimate impact, if any, as a result of these audits cannot be determined at this time. However, the Company does not believe that the outcome for these audits will have a material effect on its consolidated results of operations or its financial position.

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

On December 7, 2012, the Company entered into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian markets. As of June 30, 2015, the production facility was complete and manufacturing has been scheduled to commence in the second half of 2015. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture of which $850,000 had been contributed since inception. On December 9, 2014, the Company signed an agreement to enter into a joint venture with a construction and utility equipment manufacturer headquartered in Incheon, South Korea. In connection with this agreement, the Company has committed to contribute up to $1.0 million which was contributed to the joint venture during the three months ended June 30, 2015.

14. Related-party transaction

In connection with the acquisition of 3PI, the Company entered into a lease agreement effective April 1, 2014, with a limited liability company in which one of the former owners of 3PI is the sole member. The lease is for the land, buildings and certain equipment located at 3PI’s facilities in Darien, Wisconsin. The initial term of the lease is for seven years through March 31, 2021 and the initial annual base rent is $480,000 annually which is payable in equal monthly installments. The base rent is subject to annual increases as defined in the lease agreement. In the three and six months ended June 30, 2015, the Company recognized expense of $120,000 and $240,000, respectively, in connection with this lease. In the three months ended June 30, 2014, the Company recognized expense of $120,000 in connection with this lease. See Note 4, “Acquisitions” for further discussion of the acquisition. Since the time of the acquisition, the former 3PI owner is no longer employed by the Company and is no longer a related-party.

15. Reconciliation of unaudited quarterly financial data

In its annual report filed on Form 10-K with the SEC on March 13, 2015 for the year ended December 31, 2014, the Company reported revisions to its unaudited quarterly condensed consolidated operating results for the three months ended June 30, 2014 and September 30, 2014. The details giving rise to the revised unaudited quarterly condensed consolidated operating results were originally addressed in the Company’s report filed on Form 10-K for the year ended December 31, 2014 and have been repeated herein.

As described in Note 4, “Acquisitions”, the Company acquired 3PI on April 1, 2014 for cash and additional initial consideration in the form of shares of the Company’s common stock valued at $8.9 million. The consideration payable in shares of the Company’s common stock consisted of (i) fixed consideration and (ii) contingent consideration. The Company initially accounted for the entire $8.9 million of additional consideration as a liability in its unaudited quarterly condensed consolidated balance sheet and, as such, reported the change in the fair value of the entire consideration as an adjustment classified within “Other (income) expense” in its unaudited quarterly condensed consolidated results of operations for the three months ended June 30, 2014. Prior to the completion and issuance of its results for the three months ended September 30, 2014, the Company determined that, because approximately $5.1 million of the additional consideration was fixed, that portion of the consideration should have been recorded in stockholders’ equity and not as a liability at the date of acquisition. Further, the fixed consideration was not subject to revaluation adjustment. The Company reclassified the fixed portion of the consideration from current liabilities to stockholders’ equity on its balance sheet as of September 30, 2014 and appropriately excluded this amount from any further revaluation adjustment thereafter. The Company revised its unaudited quarterly condensed consolidated results of operations that were initially reported for the quarter ended June 30, 2014 to exclude the change in the value of the consideration that was determined to be fixed and presented the revised quarterly unaudited condensed consolidated results of operations for the three months ended June 30, 2014 in its annual report filed on Form 10-K with the SEC on March 13, 2015 and herein. Accordingly, “Other (income) expense” presented herein reflects only the revaluation of the contingent portion of the consideration for the three months ended June 30, 2014.

The Company also initially did not provide income taxes in its quarterly income tax provision related to the change in the valuation of the contingent portion of the consideration for either of the three months ended June 30, 2014 or September 30, 2014. The Company subsequently concluded that it was required to recognize a deferred income tax liability arising from the change in the recorded value of the contingent consideration because the recognition of the change created a difference between the book basis and tax basis of goodwill. As such, the Company revised its unaudited quarterly condensed consolidated results of operations that were initially reported for the three months ended June 30, 2014 and September 30, 2014 to reflect the effect of recognizing deferred income tax expense and the corresponding deferred income tax liability for both periods. The Company revised its unaudited quarterly condensed consolidated results of operations that were initially reported for the three months ended June 30, 2014 to reflect this additional income tax provision and presented the revised unaudited quarterly condensed consolidated results of operations for the three months ended June 30, 2014 as well as the three months ended September 30, 2014 in its annual report filed on Form 10-K with the SEC on March 13, 2015 and herein. Accordingly, “Income tax provision” presented for 2014 for each of the three months ended June 30, 2014 and September 30, 2014 reflects the effect of recognizing deferred income tax expense and the corresponding deferred income tax liability arising from the change in the valuation of the contingent portion of the consideration as a result of the difference in the book basis and tax basis of goodwill associated with the acquisition of 3PI.

In evaluating the materiality of the foregoing revisions to the Company’s previously issued unaudited quarterly condensed consolidated financial statements, the Company considered the guidance set forth in SEC Staff Accounting Bulletin No. 99, Materiality, as well as Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that in both instances the errors were not material, individually or in the aggregate, to either of the relevant interim reporting periods. The Company therefore determined that amendments of its previously filed quarterly reports were not required but presented the revised unaudited quarterly condensed consolidated results of operations in its annual report filed on Form 10-K with the SEC on March 13, 2015, for the year ended December 31, 2014. See below for the impact of the corrections for the three and six months ended June 30, 2014.

Set forth below are the line items that were impacted by the aforementioned matters.

	Three months ended June 30, 2014
	As previously reported	(a) Adjustments	As revised
Other (income) expense	$(566)	$326	$(240)
Income before income taxes	6,459	(326)	6,133
Income tax provision	2,021	229	2,250
Net income	4,438	(555)	3,883
Basic income per common share	$0.42	$(.05)	$0.37
Diluted income per common share	0.39	(.05)	0.34

(a)	The Company initially recognized and recorded the change in the valuation of the fixed and contingent portions of the consideration contemplated in the acquisition of 3PI in its unaudited quarterly condensed consolidated statement of operations for the three months ended June 30, 2014. The Company subsequently determined that the fixed portion of the consideration was not subject to revaluation adjustment. Accordingly, the adjustment classified in “Other (income) expense” is to eliminate the change in the valuation of the fixed portion of the consideration. Further, the adjustment classified in “Income tax provision” presents the recognition of deferred income tax expense in the three months ended June 30, 2014 in connection with the change in the valuation of the contingent portion of the consideration that was recognized in the Company’s unaudited quarterly condensed consolidated statement of operations for the period.

	Six months ended June 30, 2014
	As previously reported	(a) Adjustments	As revised
Other (income) expense	$(677)	$326	$(351)
Income before income taxes	10,091	(326)	9,765
Income tax provision	3,279	229	3,508
Net income	6,812	(555)	6,257
Basic income per common share	$0.64	$(.05)	$0.59
Diluted income per common share	0.58	(.05)	0.53

(a)	The Company initially recognized and recorded the change in the valuation of the fixed and contingent portions of the consideration contemplated in the acquisition of 3PI in its unaudited quarterly condensed consolidated statement of operations for the six months ended June 30, 2014. The Company subsequently determined that the fixed portion of the consideration was not subject to revaluation adjustment. Accordingly, the adjustment classified in “Other (income) expense” is to eliminate the change in the valuation of the fixed portion of the consideration. Further, the adjustment classified in “Income tax provision” presents the recognition of deferred income tax expense in the six months ended June 30, 2014 in connection with the change in the valuation of the contingent portion of the consideration that was recognized in the Company’s unaudited quarterly condensed consolidated statement of operations for the period.

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

Overview

Organization

We design, manufacture, distribute and support power systems and large custom-engineered integrated electrical power generation systems for industrial OEMs across a broad range of industries including stationary electricity power generation, oil and gas, material handling, aerial work platforms, industrial sweepers, arbor, welding, airport ground support, turf, agricultural, construction and irrigation. We also develop and deliver power systems aimed at on road markets including medium duty fleets, delivery trucks, school busses and garbage trucks. Our engineering personnel design and test power system solutions and components supporting those solutions. We operate as one business and geographic segment. Accordingly, the following discussion is based upon this presentation.

Net sales

We generate revenues and cash primarily from the sale of off-highway industrial power systems and aftermarket parts to industrial OEMs and power systems to on-road markets. Our products and services are sold predominantly to customers throughout North America, as well as, to customers located throughout the Pacific Rim and Europe. Net sales are derived from gross sales less sales returns and/or sales discounts.

Cost of sales

We manufacture and assemble our products at our primary facilities in Wood Dale, Illinois, Darien, Wisconsin and Madison Heights, Michigan. Materials used to manufacture and assemble our power systems account for the most significant component of our costs. Our cost of sales includes, labor, freight, depreciation and other inventoriable costs such as allocated overhead. Additionally, we also include the costs to procure materials and service our products as components of our cost of sales.

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

2015 Significant developments

5.50% Senior Notes Due 2018

On April 24, 2015, we entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million in unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, we entered into an indenture agreement dated April 29, 2015, by and among us, The Bank of New York Mellon, as Trustee, and our subsidiaries as guarantors. We received net proceeds of $53.5 million after transaction costs of approximately $1.5 million. The Senior Notes are unsecured debt of our Company and are effectively subordinated to our existing and future secured debt including the obligation under our revolving line of credit. The Senior Notes have a final maturity date of May 1, 2018, subject to earlier repurchase, under certain circumstances, as more fully described below under, “Credit Agreements, 5.50% Senior Notes Due 2018”.

Acquisition of Powertrain Integration, LLC

On May 4, 2015, we entered into an Asset Purchase Agreement (“APA”) with Powertrain Integration, LLC (“Powertrain”) and its owners, to acquire the assets of Powertrain. Powertrain provides on-highway powertrain solutions, including systems, components and services for niche OEM automakers and fleets. Powertrain also specializes in alternative-fuel as well as gasoline and diesel systems and offers design, engineering, testing and production capabilities to deliver one-stop vehicle integration. The acquisition was completed on May 19, 2015. At the time of the acquisition we paid cash of $20,873,000 which represented the initial purchase price of $21,600,000 adjusted for estimated working capital. The purchase price is subject to further adjustments for the final working capital acquired, assumed liabilities, a Base Earn-out Payment and Additional Earn-out Payment, all as described in the APA. We also recorded a liability of $8,200,000 as of the date of acquisition representing the contingent consideration associated with the Base Earn-out Payment and Additional Earn-out Payment for a provisional aggregate purchase price of $29,073,000. The actual amount of the contingent consideration will be based upon the 2015 full year net sales of Powertrain. The Base Earn-out Payment is payable in cash while the Additional Earn-out Payment is payable, at our discretion, in cash or shares of our common stock. The aggregate purchase price, inclusive of all potential payments has not yet been finalized. We have accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed has been provisionally allocated to goodwill subject to the completion of the fair value analysis of the assets acquired and liabilities assumed. The acquisition of Powertrain has been accounted for as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the date of acquisition, and therefore, a provision for deferred income tax has not been recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. Refer to Note 4, “Acquisitions” to our unaudited condensed consolidated financial statements, for a further discussion of the acquisition. The acquisition was funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 9, “Debt”, to our unaudited condensed consolidated financial statements.

Acquisition of Bi-Phase Technologies, LLC

On May 1, 2015, we acquired all of the membership interests in Bi-Phase Technologies, LLC, a Minnesota limited liability company (“Bi-Phase”) and wholly-owned subsidiary of TPB, Inc, a Minnesota corporation. Bi-Phase is engaged in the design and manufacture of liquid propane electronic fuel injection systems to allow for the conversion of vehicles from gasoline to propane. The purchase price was $3,500,000 plus certain working capital, assumption of certain liabilities and Earn-out Payments as defined in the Membership Interest Purchase Agreement. The initial cash paid was $3,619,000 which represented the initial purchase price of $3,500,000 plus estimated working capital. We also recorded a contingent consideration liability of $540,000, representing an estimate of the Earn-out Payments expected to be payable in connection with the acquisition of Bi-Phase. This contingent consideration, payable to TPB, Inc, is based upon sales of Bi-Phase fuel systems over a period of three to five years. The provisional purchase price also includes $104,000 relating to the true-up of the final working capital acquired, net of other adjustments as provided in the Membership Interest Purchase Agreement, which amount was unpaid as of June 30, 2015, pending agreement between us and the seller. Accordingly, the provisional aggregate purchase price approximated $4,263,000.

We have accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, subject to the completion of the fair value analysis of the assets acquired and liabilities assumed, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed has been provisionally allocated to goodwill. The acquisition of Bi-Phase has been accounted for as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the date of acquisition, and a provision for deferred income tax has not been recorded in connection with the purchase price allocation.

Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. Refer to Note 4, “Acquisitions” to our unaudited condensed consolidated financial statements, for a further discussion of the acquisition. The acquisition was funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 9, “Debt”, to our unaudited condensed consolidated financial statements.

Amended credit agreement

On April 29, 2015, we entered into an amendment with Wells Fargo Bank, National Association, for the purpose of facilitating the issuance of 5.50% Senior Notes, as described above, and this amendment also provides for the earlier maturity of our revolving credit agreement to insure that the revolving line of credit will come due before the Senior Notes are payable. The Amended Wells Credit Agreement will become due 75 days prior to the earliest date that a Special Mandatory Purchase Date (as defined in the Indenture agreement) may occur or 90 days prior to the final maturity date of the Senior Notes, all as described in the Indenture agreement below under, “Credit agreements”.

Factors affecting comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

5.50% Senior Notes Due 2018

As discussed above, we entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million in unsecured 5.50% Senior Notes. We received net proceeds of $53.5 million after transaction costs of approximately $1.5 million. As a result, interest expense related to the Senior Notes included in “Interest expense” was $614,000 for the three and six months ended June 30, 2015 as compared to none in the comparable periods in 2014.

Acquisitions

Our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2015, includes the results of operations of three acquisitions which we completed during 2015. In addition to Powertrain and Bi-Phase discussed above, on March 18, 2015, we acquired all of the membership interests in Buck’s Acquisition Company, LLC (“Buck’s”) from UE Powertrain d/b/a Buck’s Engines and United Holdings, LLC. Buck’s is a manufacturer of alternative-fuel engines for industrial markets and was formerly a product line of United Engines, LLC. Buck’s supplies a range of alternative-fuel engines that run on natural gas, propane and liquid propane gas fuels. Buck’s targets an extensive range of industrial applications, including irrigation, gas compression, oil production, industrial equipment, power generation, mobile equipment, wind turbines, and re-power applications. We initially paid cash of $9,735,000 for the acquisition of Buck’s. Including our acquisitions of Powertrain and Bi-Phase, the initial cash paid for the acquisition of these businesses was $34,227,000 in the six months ended June 30, 2015.

On April 1, 2014, we acquired Professional Power Products, Inc. (“3PI”). As a result of this acquisition, the unaudited condensed consolidated results of operations for the six months ended June 30, 2015 include 3PI for the entire six month period while the unaudited condensed consolidated results of operations for the six months ended June 30, 2014 do not include any operating results attributable to 3PI for the first quarter of 2014.

See Note 4, “Acquisitions” to our unaudited condensed consolidated financial statements for a further discussion of our acquisitions during 2015.

Acquisition expenses

We incurred total transaction costs related to acquisition activities of $247,000 and $447,000, all of which was recognized as an expense classified within general and administrative expense in the three and six months ended June 30, 2015, respectively, in accordance with generally accepted accounting principles in the U.S. We incurred $811,000 of transaction costs related to acquisitions in 2014 all of which was recognized as an expense within general and administrative expense in the three months ended March 31, 2014.

Joint venture with South Korean manufacturer

We entered into a joint venture with a construction and utility equipment manufacturer headquartered in Incheon, South Korea for the purpose of designing, developing, manufacturing, marketing and selling specific engines throughout the global markets except North America and South Korea. We and our joint venture partner each have a 50% equity interest in the joint venture. In connection with this agreement, we were required to contribute $1,000,000 to the joint venture which payment was made during the second quarter of 2015. We expect to account for the results of the joint venture as an equity investment in our consolidated financial statements.

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

Results of operations

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Net sales

Our net sales increased $11,251,000 (13.5%) to $94,629,000 for the three months ended June 30, 2015 compared to $83,378,000 in the three months ended June 30, 2014. Approximately $9.1 million of the sales increase was attributable to acquisitions of businesses while organic sales growth accounted for approximately $2.2 million of the increase in sales. An increase in sales volume (as opposed to price increases) accounted for approximately $1.7 million of the $2.2 million increase in organic sales in the three months ended June 30, 2015 as compared to the same period in 2014.

Gross profit

Our gross profit increased $1,978,000 (12.8%) to $17,374,000 for the three months ended June 30, 2015, from $15,396,000 in the comparable period of 2014. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 18.4% for the three months ended June 30, 2015, compared to 18.5% for the same period in 2014.

Research & development and engineering

Research & development and engineering expense increased $2,498,000 (66.7%) to $6,243,000 in the three months ended June 30, 2015, as compared to $3,745,000 for the same period in 2014. Approximately $510,000 of the increase was attributable to activities of our recently acquired businesses.

Excluding the expenses of our recently acquired businesses, research & development and engineering expense increased approximately $1,988,000 in the three months ended June 30, 2015, as compared to the same period in 2014. We incur significant costs for the salaries and benefits of our professional engineers, support personnel and amounts paid to third parties for contract services associated with our research & development activities, including the design of our proprietary engines. Wages and benefits increased $479,000 as we increased headcount, while consulting and outside services, including product testing, increased $1,291,000 in the three months ended June 30, 2015, as compared to the same period in 2014, to support activities related to development of new engines and pursuing on-highway applications for our products, among other things. The remaining net increase in other research & development and engineering expense was $218,000, of which none of the individual components was individually significant in the three months ended June 30, 2015, as compared to the same period in 2014. As a percentage of net sales, research & development and engineering expense increased to 6.6% in the three months ended June 30, 2015, as compared to 4.5% for the same period in 2014.

Selling and service

Selling and service expense increased $458,000 (19.6%) to $2,796,000 in the three months ended June 30, 2015, from $2,338,000 in the comparable period of 2014. The increase was partially a result of selling and service expense attributable to the activities of our recent acquisitions and approximated $146,000 in the three months ended June 30, 2015 and none in the comparable period in 2014.

Excluding the expenses of our recently acquired businesses, selling and service expenses increased approximately $312,000 in the three months ended June 30, 2015 as compared to the same period in 2014. Wages and benefits increased $201,000 in the three months ended June 30, 2015, as compared to the same period in 2014 as we have increased our staff to pursue growth opportunities. Other selling and service expenses accounted for the remaining net increase of $111,000 period over period, of which none of the components was individually significant. As a percentage of net sales, selling and service expenses increased to 3.0% in the three months ended June 30, 2015, compared to 2.8% for the same period in 2014.

General and administrative

General and administrative expense increased $440,000 (12.9%) to $3,860,000 in the three months ended June 30, 2015, from $3,420,000 in the comparable period of 2014. The increase was primarily attributable to the general and administrative expenses arising from the amortization of intangible assets to which a value was ascribed in connection with our acquisitions which was $842,000 in the three months ended June 30, 2015 as compared to none in the comparable period in 2014. General and administrative expense other than amortization expense attributable to our acquisitions increased approximately $122,000 arising from expenses incurred by the activities of our recent acquisitions in the three months ended June 30, 2015 as compared to none in the comparable period in 2014. In addition, we incurred approximately $247,000 in due diligence and transaction fees in the three months ended June 30, 2015 in connection with our acquisition activities as compared to none in the three months ended June 30, 2014.

Partially offsetting the increases was an $819,000 decrease in wages and benefits in the three months ended June 30, 2015, as compared to the same period in 2014. The remaining individual expense components resulted in a net increase in general and administrative expense of $48,000 of which none of the components was individually significant.

As a percentage of net sales, general and administrative expenses were 4.1% in each of the three months ended June 30, 2015 and 2014. As a percentage of net sales, general and administrative expenses, excluding amortization of intangible expense and transaction expense, decreased to 2.9% in the three months ended June 30, 2015, from 4.1% for the same period in 2014.

Other (income) expense

Interest expense increased $742,000 to $1,123,000 in the three months ended June 30, 2015, as compared to $381,000 for the same period in 2014. The increase in interest expense was principally attributable to interest on the 5.50% Senior Notes that we issued effective April 29, 2015. We used proceeds from the 5.50% Senior Notes to facilitate acquisition activity and provide additional sources of liquidity. Interest expense attributable to the 5.50% Senior Notes was $614,000 for the three months ended June 30, 2015 as compared to none for the same period in 2014. The remaining $128,000 increase in interest expense was principally attributable to an increase in the overall average amount outstanding on our revolving line of credit during the three months ended June 30, 2015, as compared to the same period in 2014. Excluding the 5.50% Senior Notes, our average borrowings outstanding were approximately $92.9 million during the three months ended June 30, 2015 as compared to approximately $72.9 million during the three months ended June 30, 2014. Including our revolving line of credit and our term loan which was paid in full on April 29, 2015, our weighted average borrowing rate was 1.86% for the three months ended June 30, 2015, as compared to 1.88% for the same period in 2014. Holding all other variables constant, we believe that our effective interest rate for the full year of 2015 will remain relatively unchanged from the effective interest rate reported for the three months ended June 30, 2015.

Our results for the three months ended June 30, 2014 included $574,000 of income arising from a reduction in the valuation of a contingent consideration liability and none in the comparable period in 2015. The contingent consideration was payable to the former owners of 3PI in the form of shares of our common stock as partial consideration for the acquisition of 3PI. The value of the contingent consideration liability decreased primarily as a result of a decrease in the market value of our common stock from April 1, 2014, the date of acquisition, to June 30, 2014.

Private placement warrant expense (income) was income of $2,904,000 in the three months ended June 30, 2015, as compared to income of $99,000 for the same period in 2014. Private placement warrant income and expense results from the change in the fair value of our private placement warrants, which is determined either at the date that the private placement warrants are exercised or the end of the reporting period, as applicable, and the value of the warrants at the end of the prior period multiplied by the number of shares of our common stock underlying the outstanding private placement warrants. We are required to recognize changes in the estimated fair value of unexercised private placement warrants in our unaudited condensed consolidated statement of operations.

Other expense was $50,000 in the three months ended June 30, 2015, as compared to $52,000 for the same period in 2014.

Income tax expense

Our income tax expense decreased $965,000 to $1,285,000 in the three months ended June 30, 2015, as compared to $2,250,000 for the same period in 2014. Our reported income tax rate was 20.7% in the three months ended June 30, 2015. Our reported income tax rate was 36.7% for the same period in 2014.

The change in the valuation of our private placement warrants is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective income tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs. Excluding this amount, our reported income tax rates would have been 38.9% and 37.3% for three months ended June 30, 2015 and 2014, respectively. The remaining differential in these income tax rates was principally attributable to the impact of the research tax credits recognized in 2014. Our income tax expense in 2014 was favorably impacted by the recognition of the federal research tax credit which expired at the end of 2014 and this federal research tax credit has not yet been re-enacted for 2015.

Six months ended June 30, 2015 compared with the six months ended June 30, 2014

Net sales

Our net sales increased $30,655,000 (20.4%) to $180,768,000 in the six months ended June 30, 2015 compared to $150,113,000 for the same period of 2015. Organic sales growth accounted for $15.8 million or approximately 52% of the increase in sales and the remaining increase of approximately $14.9 million was attributable to incremental sales from acquisitions of businesses. An increase in sales volume (as opposed to price increases) accounted for approximately $14.6 million of the $15.8 million increase in organic sales in the six months ended June 30, 2015 as compared to the same period in 2014.

Gross profit

Our gross profit increased $6,505,000 (23.8%) to $33,831,000 for the six months ended June 30, 2015, from $27,326,000 in the comparable period of 2014. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 18.7% for the six months ended June 30, 2015, compared to 18.2% for the same period in 2014. The higher gross margin during 2015 was principally attributable to an increase in sales of our heavy duty power systems in the six months ended June 30, 2015 as compared to the same period in 2014.

Research & development and engineering

Research & development and engineering expense increased $4,068,000 (55.4%) to $11,411,000 in the six months ended June 30, 2015, as compared to $7,343,000 for the same period in 2014. Approximately $510,000 of the increase was a result of the research & development and engineering expense attributable to the activities of our recent acquisitions in 2015 and none in the comparable period in 2014.

Excluding the expenses of our recently acquired businesses, research & development and engineering expense increased approximately $3,558,000 in the six months ended June 30, 2015, as compared to the same period in 2014. Wages and benefits increased $939,000 as we increased headcount while consulting and outside services, including product testing, increased $2,384,000 in the six months ended June 30, 2015, as compared to the same period in 2014 to support activities related to development of new engines and pursuing on-highway applications for our products, among other things. The remaining net increase in other research & development and engineering expense was $235,000 of which none of the individual components was individually significant in the six months ended June 30, 2015 as compared to the same period in 2014. As a percentage of net sales, research & development and engineering expense increased to 6.3% in the six months ended June 30, 2015, as compared to 4.9% for the same period in 2014.

Selling and service

Selling and service expense increased $1,381,000 (33.2%) to $5,546,000 in the six months ended June 30, 2015, from $4,165,000 in the comparable period of 2014. The increase was principally a result of the incremental selling and service expense attributable to the activities of our acquisitions which totaled $1,043,000 in 2015 and $316,000 in 2014, an increase of $727,000 period over period. Expenses for 3PI included six months of activity in 2015 as compared to three months in 2014 as a result of acquiring 3PI on April 1, 2014 while Powertrain and Bi-Phase were recently acquired in May of 2015.

Excluding the incremental expenses attributable to our acquisitions, selling and service expense increased approximately $654,000 in the six months ended June 30, 2015 as compared to the same period in 2014. Wages and benefits increased $416,000 in the six months ended June 30, 2015, as compared to the same period in 2014 as we have increased our staff to pursue growth opportunities. Other selling and service expenses accounted for the remaining net increase of $238,000 period over period, of which none of the components was individually significant. As a percentage of net sales, selling and service expenses increased to 3.1% in the six months ended June 30, 2015, compared to 2.8% for the same period in 2014.

General and administrative

General and administrative expense increased $1,925,000 (30.1%) to $8,329,000 in the six months ended June 30, 2015, from $6,404,000 in the comparable period of 2014. The increase was primarily attributable to the general and administrative expenses arising from the amortization of intangible assets to which a value was ascribed in connection with our acquisitions which was $1,657,000 in the six months ended June 30, 2015 as compared to none in the comparable period in 2014. The increase was also partially a result of incremental general and administrative expense attributable to our acquisitions which approximated $1,040,000 and $360,000 in the six months ended June 30, 2015 and 2014, respectively, an increase of $680,000 year over year. As noted above expenses for 3PI included six months of activity in 2015 as compared to three months in 2014 as a result of acquiring 3PI on April 1, 2014 while Powertrain and Bi-Phase were recently acquired in May of 2015.

Excluding the incremental amortization of intangibles and expenses attributable to our acquisitions, general and administrative expenses decreased $412,000 in the six months ended June 30, 2015 as compared to the same period in 2014. Expenses were lower primarily as a result of lower wages and benefits expense of $717,000 and lower transaction expenses incurred in connection with acquisitions of $364,000 which were partially offset by higher consulting and professional fees of $302,000. The remaining individual expense components resulted in a net increase in general and administrative expense of $367,000 of which none of the individual components was individually significant in the six months ended June 30, 2015 as compared to the same period in 2014.

As a percentage of net sales, general and administrative expenses increased to 4.6% in the six months ended June 30, 2015, from 4.3% for the same period in 2014. As a percentage of net sales, general and administrative expenses, excluding amortization of intangible expenses and transaction expenses, decreased to 3.4% in the six months ended June 30, 2015, from 3.7% for the same period 2014.

Other (income) expense

Interest expense increased $1,132,000 to $1,612,000 in the six months ended June 30, 2015, as compared to $480,000 for the same period in 2014. Interest expense attributable to the 5.50% Senior Notes was $614,000 for the six months ended June 30, 2015, as compared to none for the same period in 2014. The remaining $518,000 increase in interest expense was principally attributable to an increase in the overall average amount outstanding on our revolving line of credit during the six months ended June 30, 2015, as compared to the same period in 2014. Our average borrowings outstanding were approximately $93.5 million during the six months ended June 30, 2015 as compared to approximately $45.1 million during the six months ended June 30, 2014. Including our revolving line of credit and our term loan which was paid in full on April 29, 2015, our weighted average borrowing rate was 1.87% for the six months ended June 30, 2015 as compared to 1.86% for the same period in 2014.

Our results for the six months ended June 30, 2014 included $574,000 of income arising from a reduction in the valuation of a contingent consideration liability and none in the comparable period in 2015. The contingent consideration liability was payable to the former owners of 3PI as mentioned above.

Private placement warrant expense (income) was expense of $710,000 in the six months ended June 30, 2015, as compared to income of $332,000 for the same period in 2014. The change in estimated fair value of the private placement warrants was attributable to fluctuations in the trading price of our common stock at each balance sheet date or upon the date that the warrants were exercised.

Remaining other expense was $89,000 and $75,000 in the six months ended June 30, 2015 and 2014, respectively.

Income tax expense

Our income tax expense decreased $839,000 to $2,669,000 in the six months ended June 30, 2015, as compared to $3,508,000 for the same period in 2014. Our reported income tax rate was 43.5% for the six months ended June 30, 2015 and 35.9% for the same period in 2014.

The change in the valuation of our private placement warrants is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective income tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs. Excluding this amount, our reported income tax rates would have been 39.0% and 37.2% for six months ended June 30, 2015 and 2014, respectively. The remaining differential in these income tax rates was principally attributable to the impact of the research tax credits recognized in 2014. Our income tax expense in 2014 was favorably impacted by the recognition of the federal research tax credit which expired at the end of 2014 and this federal research tax credit has not yet been re-enacted for 2015.

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity have been and are expected to continue to be cash flows from operations, principally collections of customer accounts receivable, and borrowing capacity under our credit facility. Effective February 11, 2015, we amended our $100.0 million credit facility with Wells Fargo Bank, National Association, to increase our revolving line of credit facility to $125.0 million. We had previously amended our credit facility on September 30, 2014 to $100.0 million and prior to that on April 1, 2014 to $90.0 million from $75.0 million. Also on April 1, 2014, we secured a $5.0 million term loan. The term loan and credit agreement are further described below under “Credit agreements”. The increase in our credit facility effective April 1, 2014 and the proceeds from the term loan were used to finance our acquisition of 3PI. On April 29, 2015, we issued $55.0 million in 5.50% Senior Notes, before transaction costs, to facilitate acquisition activity and provide additional sources of liquidity. We paid off the term loan with a portion of the proceeds received on the 5.50% Senior Notes.

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

As of June 30, 2015, we had working capital of $162,001,000 compared to $114,955,000 as of December 31, 2014. Our working capital increase of $47,046,000 was attributable primarily to a $27,663,000 increase in our net inventory from December 31, 2014, principally resulting from continued growth in our business and our recent acquisitions as well as a $20,168,000 decrease in accounts payable principally arising from the timing of payments to suppliers. Also contributing to the increase in working capital was a $3,459,000 increase in accounts receivable, net as well as a $2,048,000 increase in prepaid and other current assets. These increases to working capital were partially offset by an $8,299,000 increase in accrued compensation and benefits and other liabilities, a $1,667,000 decrease in the current portion of long-term debt and a $779,000 decrease in our income tax liability account. The increase in accrued compensation and liabilities was principally attributable to an $8,200,000 contingent consideration liability that we recognized in connection with our acquisition of Powertrain. Additionally, the decrease in the current portion of our long-term debt arose from the payoff of this obligation from the proceeds received from the 5.50% Senior Notes as previously discussed.

A limited number of our customers have payment terms which may extend up to 150 days. As of June 30, 2015 and December 31, 2014, our trade receivables included $9.6 million and $11.2 million, respectively, of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $3.3 million and $7.5 million at June 30, 2015 and December 31, 2014, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit, which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the six months ended June 30, 2015

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the six months ended June 30, 2015, we used $38,246,000 to fund our operations.

In the six months ended June 30, 2015, we had net income of $3,465,000 and non-cash adjustments totaling $6,513,000, resulting in cash generated from operations of $9,978,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments favorably affecting our cash from operations in the six months ended June 30, 2015 primarily included (i) $3,854,000 of depreciation and amortization (ii) $710,000 derived from the change in the fair value of our private placement warrants, (iii) $581,000 of inventory provisions, (iv) $577,000 of share-based compensation expense and (v) $223,000 of expense recognized for the “step-up” valuation of certain inventory acquired through acquisitions, and (vi) other adjustments of $568,000.

Cash generated of $9,978,000 from our net income adjusted for non-cash items was offset by $48,224,000 of cash used by operating assets and liabilities in the six months ended June 30, 2015. Excluding the impact of the increase in inventories due to our acquisitions, our inventories increased $17,863,000 as we built up our inventory, including strategic engine block purchases, to support current and future period sales. We also used $27,466,000 to pay down our trade payables since December 31, 2014 and our prepaid expenses and other assets increased $2,889,000. In addition, accrued compensation and benefits and other accrued liabilities and income taxes payable decreased $995,000 and $779,000, respectively since December 31, 2014. These uses of cash were partially offset by a $1,401,000 decrease in trade receivables arising from collections as well as a decrease in sales in the six months ended June 30, 2015 as compared to the six months ended December 31, 2014 along with $367,000 increase in other non-current liabilities in the six months ended June 30, 2015.

Investing activities

Net cash used in investing activities was $38,674,000 in the six months ended June 30, 2015. Cash used for acquisitions discussed above totaled $34,227,000 in the six months ended June 30, 2015. The property and equipment additions accounted for $3,447,000 of cash used in the six months ended June 30, 2015 for equipment as well as the build-out of a new and significantly larger facility to support our research and development activities. In addition, we contributed $1,000,000 representing an equity investment in a joint venture with a construction and utility equipment manufacturer headquartered in Incheon, South Korea.

Financing activities

We generated $76,481,000 of cash from financing activities for the six months ended June 30, 2015. As discussed above, we issued unsecured 5.50% Senior Notes for which we received proceeds of $55,000,000 before transaction fees of $1,517,000. In addition, we generated cash of $27,139,000 from net borrowings under our revolving line of credit in the six months ended June 30, 2015. We also realized an increase in cash arising from compensation costs deductible only for income tax purposes and arising from the issuance of our common stock under our 2012 Incentive Compensation Plan and the exercise of private placement warrants. These increases were partially offset by a $4,028,000 repayment of a term loan with an initial principal balance of $5,000,000 that was originally secured on April 1, 2014 as well as the payment of withholding taxes for the net settlement of share-based awards which vested in the six months ended June 30, 2015.

Cash flows for the six months ended June 30, 2014

Operating activities

For the six months ended June 30, 2014, we used $14,144,000 to fund our operations.

In the six months ended June 30, 2014, we had reported net income of $6,257,000, which, after adjustment for non-cash items of $2,515,000, resulted in net cash generated of $8,772,000 before considering changes in our operating assets and liabilities. Our significant non-cash adjustments in the six months ended June 30, 2014, included (i) $1,685,000 of depreciation and amortization expense, (ii) $663,000 of share-based compensation expense, (iii) $482,000 of expense recognized for the “step-up” valuation of certain inventory acquired in our acquisition of 3PI, (iv) $434,000 of inventory provisions, and (v) other non-cash increases of $427,000. These increases were partially offset by (i) $574,000 decrease in the contingent consideration liability recorded in connection with the acquisition of 3PI, primarily due to a decrease in the market value of our common stock, (ii) $332,000 due to a decrease in the fair value of the private placement warrants liability, also arising from a decrease in the market value of our common stock, and (iii) other non-cash adjustments totaling $270,000, none of which was individually significant.

Cash generated of $8,772,000 from operations adjusted for non-cash expenses, was offset by $22,916,000 of cash used by changes in operating assets and liabilities in the six months ended June 30, 2014, principally arising from the higher level of sales activity period over period.

Our inventories increased $18,455,000 as we built up our inventory, including strategic engine block purchases, to support current and future period sales. Our accounts receivable increased $9,310,000 as we realized continued sales growth in the six months ended June 30, 2014 as compared to the prior six months ended December 31, 2013. Prepaid expenses and other assets also increased $3,686,000 principally attributable to investments in our growth. We also used $2,191,000 in cash resulting in a net reduction of our other accrued liabilities, which includes our accrued compensation costs. Offsetting the cash used was an $11,104,000 increase in accounts payable to support our continued growth. The remaining other changes in the components of operating assets and liabilities resulted in net cash used of $378,000, none of which was individually significant.

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

Financing activities

We generated approximately $60,431,000 of cash from financing activities for the six months ended June 30, 2014. We generated cash from $52,149,000 in net borrowings under our revolving line of credit in the six months ended June 30, 2014. We secured a term loan of $5,000,000 and received proceeds of $1,425,000 from the exercise of private placement warrants by our investors. We also realized an income tax benefit of $2,462,000 from compensation costs deductible only for income tax purposes and arising from the issuance of our common stock under our 2012 Incentive Compensation Plan. Offsetting these proceeds was (i) $340,000 in the payment of withholding taxes for the net settlement of share-based awards which vested in the six months ended June 30, 2014, (ii) $139,000 for the installment payments due on our term loan, and (iii) $126,000 of fees paid in connection with the amendment of our credit facility with Wells Fargo Bank, National Association, as further discussed below under “Credit agreements.”

Credit agreements

Wells Fargo Bank, National Association, credit agreement

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

On April 1, 2014, the Wells Credit Agreement was amended (the “Amended Wells Credit Agreement”) to increase our revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires us to report our fixed charge coverage ratio and leverage ratio as described below; (d) includes a $5.0 million term loan arrangement with Wells Fargo Bank; and (e) includes a letter of credit sub-facility of the revolving line of credit. The principal amount of the $5.0 million term loan was payable in 36 equal monthly installments with the first payment due on June 1, 2014, plus interest at LIBOR plus 4.50%. The term loan was payable in whole or in part without penalty at any time after June 30, 2014 upon at least 10 business days prior notice. Effective April 1, 2014 and during the period in which the term loan was outstanding, we were subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. We were required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and our debt leverage ratio could not exceed 4.0 to 1.0 during the period in which the term loan was outstanding. At the time, we used borrowings under this expanded revolving line of credit as well as the proceeds from the term loan to finance the acquisition of 3PI which was consummated on April 1, 2014 as described in Note 4, “Acquisitions” to our unaudited condensed consolidated financial statements. The term loan was subsequently paid in full on April 29, 2015. In connection with the repayment of the term loan on April 29, 2015, our minimum monthly fixed charge coverage ratio reverted back to 1.0 to 1.0, the testing of which commences on the last day of the month prior to the date on which our Availability is less than the Threshold Amount.

On September 30, 2014 and again on February 11, 2015, we further amended our credit facility with Wells Fargo Bank, National Association to increase our revolving line of credit facility to $100.0 million and $125.0 million, respectively, (collectively with the Amended Wells Credit Agreement, the “Amended Wells Credit Agreement II”). The Amended Wells Credit Agreement II was scheduled to mature on June 28, 2018.

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

5.50% Senior Notes Due 2018

On April 24, 2015, we entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million in our unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, we entered into an indenture agreement (“Indenture”) dated April 29, 2015, by and among us, The Bank of New York Mellon, as Trustee, and our subsidiaries as guarantors. We received net proceeds of $53.5 million after initial transaction costs of approximately $1.5 million. The Senior Notes are unsecured debt of our Company and are effectively subordinated to our existing and future secured debt including the debt in connection with the Amended Wells Credit Agreement III. The Senior Notes have a final maturity date of May 1, 2018, provided that a mandatory offer by us to purchase the Senior Notes must be made on or prior to May 1, 2017 in the event we cannot or do not certify compliance with certain financial covenants as more fully described below.

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

Outstanding borrowings

As of June 30, 2015, $96.0 million of our outstanding borrowings under our revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.68% as of June 30, 2015. The remaining outstanding balance of approximately $9.2 million as of June 30, 2015, had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $17.4 million at June 30, 2015. We also had $55.0 million outstanding on the 5.50% Senior Notes which bore interest at 5.50% as of June 30, 2015. Our term loan was repaid on April 29, 2015.

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

Contractual obligations and commitments

There have been no material changes to our contractual obligations and commitments included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2014, except for the issuance of our 5.50% Senior Notes Due 2018 described above and in Note 9, “Debt”, to our unaudited condensed consolidated financial statements.

Off-balance sheet arrangements

We do not have any material off-balance sheet arrangements (as defined in Item 303(a) (4) of Regulation S-K).

Impact of recently issued accounting standards

We evaluate the pronouncements of various authoritative accounting organizations, including the Financial Accounting Standards Board (FASB) and the SEC, to determine the impact of new pronouncements on GAAP and our consolidated financial statements. In May of 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the following within a contract with a customer: the separate performance obligations in the contract; the transaction price; allocation of the transaction price to the separate performance obligations in the contract; and the appropriate amount of revenue to be recognized when (or as) the entity satisfies each performance obligation. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. On July 9, 2015, the FSAB voted to issue a final Accounting Standards Update (ASU) that defers for one year the effective date of the new revenue standard and allows early adoption as of the original effective date (i.e., annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods). After reviewing and discussing the feedback received, the Board decided to adopt the standard as originally proposed. Thus, the anticipated final ASU will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. We are currently evaluating the approach to use to apply the new standard and the impact that the adoption of the new standard will have on our unaudited condensed consolidated financial statements.

In April of 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Although the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, we have chosen to early adopt and have presented the debt issuance costs associated with the issuance of our 5.5% Senior Notes as a direct deduction from the carrying value of the liability as of June 30, 2015. Refer to Note 9, “Debt”, to our unaudited condensed consolidated financial statements, for a further discussion related to the issuance of our 5.5% Senior Notes.

There were no additional new accounting pronouncements or guidance that have been issued or adopted during the three months ended June 30, 2015, that we expect will have a significant effect on our unaudited condensed consolidated financial statements.

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

Risks Related to our Business and our Industry

•	The market for alternative fuel spark-ignited power systems may not continue to develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

•	Our 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.

•	We may not succeed with the expansion of our product into the on-road market.

•	New products, including new engines we develop, may not achieve widespread adoption.

•	Changes in environmental and regulatory policies could hurt the market for our products.

•	We currently face, and will continue to face, significant competition, which could result in a decrease in our revenue.

•	Our industrial OEM customers may not continue to outsource their power system needs.

•	We are dependent on certain products and industrial OEM market categories for a significant share of our revenues and profits.

•	We are dependent on relationships with our OEM customers and any change in our relationships with any of our key OEM customers could have a material adverse effect on our business and financial results.

•	We are dependent on relationships with our material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

•	We derive a substantial majority of our diesel power systems revenues from our relationships with Perkins and Caterpillar.

•	The quality and performance of our power systems are, in part, dependent on the quality of their component parts that we obtain from various suppliers, which makes us susceptible to performance issues that could materially and adversely affect our business, reputation and financial results.

•	We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability and cause us to accumulate excess inventory.

•	Changes in our product mix could materially and adversely affect our business.

•	Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

•	Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

•	The volatility of oil and gas prices may indirectly affect our stock price.

•	Price increases in some of the key components in our power systems could materially and adversely affect our operating results and cash flows.

•	Many of our power systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.

•	Our existing debt or new debt that we incur could adversely affect our business and growth prospects.

•	Our quarterly operating results are subject to variability from quarter to quarter.

•	If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

•	If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to sell our products and services.

•	We could suffer warranty claims or be subject to product liability claims, both of which could materially and adversely affect our business.

•	We could become subject to product liability claims.

•	We may have difficulty managing the expansion of our operations.

•	If we do not properly manage the sales of our products into foreign markets, our business could suffer.

•	If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

•	We may be adversely impacted by work stoppages and other labor matters.

•	Our business could be adversely affected by increased compensation costs, including those related to acquisitions.

•	Difficulties in attracting staff and retaining qualified personnel, including those related to acquisitions, could harm our business.

•	The loss of one or more key members of our senior management could harm our business.

•	Our products could become subject to additional emissions regulations under the EPA if our headcount exceeds threshold amounts codified under federal regulations in the U.S. and the compliance cost and development timing required to support these potential additional regulations could adversely affect our operating results.

•	Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and financial results, including harming our ability to expand or by increasing our operating costs.

•	We could be adversely affected by risks associated with acquisitions and joint ventures, including those in the Asian markets.

•	Failure to raise additional capital or to generate the significant capital necessary to continue our growth could reduce our ability to compete and could harm our business.

•	We are and will continue to be subject to foreign laws, rules and regulations as our business expands into these foreign markets and cannot be certain as to our continued compliance and costs related thereto.

•	We could become liable for damages resulting from our manufacturing activities.

•	We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

•	Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could adversely affect us.

•	Variability in self-insurance liability estimates could significantly impact our results of operations.

Risks Related to the Ownership of our Common Stock

•	We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements.

•	Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

•	The price of our stock may be volatile and may decline in value.

•	Future sales by us or our existing stockholders could depress the market price of our common stock.

•	Our actual operating results may differ significantly from our guidance.

•	We have discretion in the use of borrowings under our revolving line of credit and may use them in a manner in which our stockholders would not consider appropriate.

•	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

•	Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

•	If securities or industry analysts cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

•	We do not anticipate paying any dividends in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily due to its outstanding balances under the Amended Wells Credit Agreement III. If interest rates were to fluctuate, there is a risk that any outstanding balance would be impacted by the prevailing rate, which may further impact our ability to repay the outstanding balance. A one percentage point increase or decrease in interest rates would increase or decrease our interest expense by approximately $1.6 million annually based on our revolving line of credit and 5.50% Senior Notes outstanding as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the period covered under this report, we acquired three companies whose operations were not deemed to be significant for purposes of internal control over financial reporting. It is our intent to exclude the operations of these companies from the scope of our report on internal control over financial reporting for the year ending December 31, 2015. We will begin the process of evaluating controls of these companies and implementing any additional internal control structure over the acquired operations during 2015. We expect that the necessary and appropriate internal controls will be in place beginning in 2016, and the acquired companies will be included within the scope of our report on internal control for the year ending December 31, 2016.

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

Item 1.A. Risk Factors

There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2015.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: August 7, 2015	By:	/s/ Daniel P. Gorey
Daniel P. Gorey
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

4.1

Indenture dated as of April 29, 2015 by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated and filed with the Commission on April 29, 2015).

10.1

Purchase Agreement dated April 29, 2015 between the Company and the Investors named therein (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated and filed with the Commission on April 29, 2015).

10.2	Third Amendment, dated April 29, 2015, to the Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, National Association, as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc. (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated and filed with the Commission on April 29, 2015).

10.2	Asset Purchase Agreement dated May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer and Powertrain Integration, LLC and its principals, as Seller (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated and filed with the Commission on May 6, 2015).

10.4*	SAR and Bonus Agreement, dated as of July 6, 2015, by and between Power Solutions International, Inc. and Eric A. Cohen (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated and filed with the Commission on July 8, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.