Form 10-Q
period 2015-09-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2015-11-09
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

As of November 5, 2015, there were 10,752,105 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$12,253	$6,561
Accounts receivable, net	96,863	81,740
Inventories, net	102,754	93,903
Prepaid expenses and other current assets	5,523	4,801
Deferred income taxes	3,998	3,998

Total current assets	221,391	191,003

Property, plant & equipment, net	25,577	20,892
Intangible assets, net	33,598	21,392
Goodwill	41,800	23,546
Other noncurrent assets	7,706	5,804

TOTAL ASSETS	$330,072	$262,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,943	$60,877
Income taxes payable	—	779
Accrued compensation and benefits	3,927	5,983
Current maturities of long-term debt	—	1,667
Other accrued liabilities	17,655	6,742

Total current liabilities	65,525	76,048

Long-term obligations
Revolving line of credit	99,061	78,030
Deferred income taxes	3,241	3,241
Private placement warrants	2,741	11,036
Long-term debt, less current maturities, net	53,694	2,361
Other noncurrent liabilities	1,477	1,122

TOTAL LIABILITIES	225,739	171,838

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock – $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at September 30, 2015 and December 31, 2014.	—	—
Common stock – $0.001 par value. Authorized: 50,000,000 shares. Issued: 11,580,608 and 11,562,209 shares at September 30, 2015 and December 31, 2014, respectively. Outstanding: 10,749,683 and 10,731,284 at September 30, 2015 and December 31, 2014, respectively.	12	12
Additional paid-in-capital	74,919	73,959
Retained earnings	33,652	21,078
Treasury stock, at cost, 830,925 shares at September 30, 2015 and December 31, 2014.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	104,333	90,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,072	$262,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net sales	$112,008	$93,972	$292,776	$244,085
Cost of sales	96,700	75,344	243,637	198,131

Gross profit	15,308	18,628	49,139	45,954
Operating expenses:
Research & development and engineering	5,562	4,501	16,973	11,844
Selling and service	2,979	2,706	8,525	6,871
General and administrative	4,280	3,410	10,953	9,814
Amortization of intangible assets	1,099	492	2,755	492

Total operating expenses	13,920	11,109	39,206	29,021

Operating income	1,388	7,519	9,933	16,933
Other (income) expense:
Interest expense	1,374	407	2,986	887
Contingent consideration	(50)	(3,208)	(50)	(3,782)
Private placement warrant	(8,750)	(858)	(8,040)	(1,190)
Other expense, net	171	34	260	109

Total other (income)	(7,255)	(3,625)	(4,844)	(3,976)

Income before income taxes	8,643	11,144	14,777	20,909
Income tax (benefit) provision	(466)	3,996	2,203	7,504

Net income	$9,109	$7,148	$12,574	$13,405

Weighted-average common shares outstanding:
Basic	10,814,765	10,794,229	10,804,720	10,676,792
Diluted	11,068,925	11,167,598	11,120,721	11,125,116
Earnings per share—basic
Common shares	$0.84	$0.66	$1.16	$1.26

Earnings per share—diluted
Common shares	$0.03	$0.56	$0.41	$1.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flows from operating activities
Net income	$12,574	$13,405
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,067	1,799
Amortization	3,464	1,333
Deferred income taxes	—	1,512
Non-cash interest expense	305	62
Share-based compensation expense	854	982
Increase (decrease) in accounts receivable allowances	625	(250)
Increase in inventory reserves	698	615
Amortization of inventory step up to fair value	453	482
Decrease in valuation of private placement warrants liability	(8,040)	(1,190)
Decrease in valuation of contingent consideration liability	(50)	(3,782)
Loss on investment in joint ventures	260	136
Loss on disposal of assets	142	77
(Increase) decrease in operating assets, net of effects of business combinations:
Accounts receivable	(10,605)	(21,917)
Inventories	589	(23,398)
Prepaid expenses and other assets	(1,795)	(2,342)
Increase (decrease) in operating liabilities, net of effects of business combinations:
Accounts payable	(23,659)	19,549
Accrued compensation and benefits and other accrued liabilities	(1,046)	(133)
Income taxes payable	(779)	(27)
Other noncurrent liabilities	355	(363)

Net cash used in operating activities	(22,588)	(13,450)

Cash flows from investing activities
Purchases of property, plant & equipment	(6,661)	(4,749)
Business combinations, net of cash acquired	(34,396)	(44,122)
Investment in joint ventures	(1,000)	(350)

Net cash used in investing activities	(42,057)	(49,221)

Cash flows from financing activities
Advances from revolving line of credit – noncurrent obligation	85,180	67,946
Repayments of revolving line of credit – noncurrent obligation	(64,149)	(11,831)
Proceeds from long-term debt	55,000	5,000
Proceeds from exercise of private placement warrants	65	1,425
Excess tax benefit from exercise of share-based awards	102	2,469
Payment of withholding taxes from net settlement of share-based awards	(316)	(361)
Payments on long-term debt	(4,028)	(555)
Cash paid for financing and transaction fees	(1,517)	(126)

Net cash provided by financing activities	70,337	63,967

Increase in cash	5,692	1,296
Cash at beginning of period	6,561	6,306

Cash at end of period	$12,253	$7,602

Supplemental disclosures of cash flow information
Cash paid for interest	$1,416	$748
Cash paid for income taxes	5,971	3,828
Supplemental disclosure of non-cash transactions
Unpaid property, plant & equipment	$575	$937
Fair value of private placement warrants exercised	255	7,320

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

These unaudited condensed consolidated financial statements should be read in conjunction with, and have been prepared in conformity with the accounting principles reflected in, the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As these financial statements have been prepared pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in annual financial statements and related notes prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In April of 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Although the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, the Company chose to early adopt this guidance as of June 30, 2015, and has therefore presented the debt issuance costs associated with the issuance of its 5.5% Senior Notes as a direct deduction from the carrying value of the liability as of September 30, 2015. Refer to Note 9, “Debt” for further details related to the issuance of the Company’s 5.5% Senior Notes.

There were no additional new accounting pronouncements or guidance that have been issued or adopted by authoritative accounting organizations during the three months ended September 30, 2015, that are expected to have a significant effect on the Company’s unaudited condensed consolidated financial statements.

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

The estimated fair values of assets acquired and liabilities assumed are based on the information that was available through the date of the most recent balance sheet, and are provisional, until the Company has completed the required analysis of fair values to be assigned to the assets acquired and liabilities assumed. The ultimate determination of fair values assigned to the assets acquired and liabilities assumed requires management to make significant assumptions and estimates. The more significant assumptions include estimating future cash flows and developing appropriate discount rates. These estimates and assumptions of the fair value allocation are subject to change upon the finalization of all valuation analyses. When required, independent valuation specialists conduct valuations to assist management of the Company in determining the estimated fair values of trade receivables, inventory, machinery and equipment, intangible assets and liabilities assumed, including contingent consideration. The determination of these estimated fair values, the assets’ useful lives and the amortization and depreciation methods are subject to finalization of the work performed by the independent valuation specialists. Fair value measurements can be highly subjective, and the reasonable application of measurement principles may result in a range of alternative estimates using the same facts and circumstances. The final allocation could be materially different from the preliminary allocation recorded in the Company’s unaudited condensed consolidated balance sheet. However, the Company’s management is ultimately responsible for the values assigned. Although the final determinations may result in asset fair values that are materially different from the preliminary estimates of the amounts included in the Company’s unaudited condensed consolidated financial statements, the Company believes that the fair values ultimately assigned to the assets acquired and liabilities assumed will not materially differ from amounts initially recorded in the Company’s unaudited condensed consolidated financial statements.

The condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, include the operating results of each acquired business since the date of each respective acquisition.

Acquisition of Powertrain Integration, LLC

On May 4, 2015, the Company entered into an Asset Purchase Agreement (“APA”) with Powertrain Integration, LLC (“Powertrain”) and its owners to acquire the assets of Powertrain. The acquisition closed on May 19, 2015 (“Powertrain Date of Acquisition”). Powertrain provides on-highway powertrain solutions, including systems, components and services for niche OEM automakers and fleets. Powertrain specializes in alternative-fuel as well as gasoline and diesel systems and offers design, engineering, testing and production capabilities to deliver one-stop vehicle integration. At closing, the Company paid cash of $20,873,000 representing the initial cash consideration adjusted for estimated working capital. During the three months ended September 30, 2015, the Company recorded a $97,000 favorable final working capital adjustment that reduced the cash paid to $20,776,000. The purchase price is subject to further adjustments for assumed liabilities, a Base Earn-out Payment and Additional Earn-out Payment, all as described in the APA. Accordingly, the Company also initially recorded a liability of $8,200,000 as of the Powertrain Date of Acquisition representing the contingent consideration associated with the Base Earn-out Payment and Additional Earn-out Payment for a provisional aggregate purchase price of $28,976,000. The actual amount of the contingent consideration attributable to the Base Earn-out will be based upon the 2015 full year net sales of Powertrain. The Base Earn-out Payment is payable in cash while the Additional Earn-out Payment is payable, at the Company’s discretion, in cash or shares of the Company’s common stock. The Additional Earn-out Payment is defined as the greater of a 5% per annum return on the Base Earn-out Payment and the incremental growth of the Company’s stock price since the acquisition was announced as determined in accordance with the formula defined in the APA. Under the terms of the APA, the Base Earn-out Payment and the Additional Earn-out Payment are expected to be settled and paid during the first quarter of 2016. The Company’s liability for the contingent consideration was measured at fair value based on unobservable inputs, and thus was considered a Level 3 financial instrument. The fair value of the liability was primarily driven by the Company’s expectations of achieving the performance targets required by the APA. The expected performance targets were used in a Monte Carlo simulation which provided for the most likely earn-out payment which was then discounted to present value in order to derive a fair value of the Base Earn-out Payment. A Modified Black-Scholes call option model considering the actual and forecasted share price, the measurement period and a volatility factor was used to derive a fair value of the Additional Earn-out Payment. As of September 30, 2015, the contingent consideration liability was adjusted downward by $50,000, net, primarily due to a reduction in the estimated Additional Earn-out Payment arising from a decrease in the market value of the Company’s common stock. The aggregate purchase price, inclusive of all potential payments is expected to be finalized in the first quarter of 2016.

The Company has accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed has been provisionally allocated to goodwill subject to the completion of the fair value analysis of the assets acquired and liabilities assumed. The Company has treated the acquisition of Powertrain as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the Powertrain Date of Acquisition, and therefore, a provision for deferred income tax has not been recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition was funded by certain proceeds received from the issuance of the 5.50% Senior Notes described in Note 9, “Debt”.

The purchase price for this acquisition has been provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

	May 19, 2015 (As initially reported)	Measurement period adjustment	May 19, 2015 (As adjusted)
Assets acquired:
Accounts receivable	$4,942	$(11)	$4,931
Inventories	1,890	—	1,890
Prepaid expenses and other current assets	23	—	23
Property, plant & equipment	315	(1)	314
Other non-current assets	24	—	24
Total tangible assets	7,194	(12)	7,182

Intangible assets:
Intangible assets	13,600	—	13,600
Goodwill	14,471	840	15,311

Total assets acquired	35,265	828	36,093

Liabilities assumed:
Accounts payable	5,951		5,951
Accrued liabilities	241	925	1,166

Total liabilities assumed	6,192	925	7,117

Net assets acquired	$29,073	$(97)	$28,976

Cash paid at Powertrain Date of Acquisition	$20,873
Contingent consideration	8,200
Working capital adjustment	(97)

Aggregate provisional consideration	$28,976

The above estimated fair values of assets acquired and liabilities assumed were based on the information that was available through September 30, 2015 and are provisional. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of certain assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs that are Level 3 inputs in the fair value hierarchy. The Company believes that these inputs provided a reasonable basis for estimating the fair values, but is waiting for certain additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at the Powertrain Date of Acquisition.

The fair value of accounts receivable acquired was adjusted for amounts known or highly likely to be uncollectible based upon an assessment of known facts and circumstances as of the Powertrain Date of Acquisition and additional information arising subsequent to the Powertrain Date of Acquisition with respect to these known facts and circumstances.

The inventory acquired was revalued to its fair value. While the cost of raw materials generally approximated fair value, the value of finished goods inventory was “stepped up” by $22,000, representing the estimated selling price of that inventory less the sum of costs to complete and a reasonable allowance for the Company’s selling efforts, thereby reducing the margin on certain acquired inventory sold. The Company recognized all of this “stepped up” inventory value within cost of sales in the nine months ended September 30, 2015.

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

The accounts payable and accrued liabilities assumed were based on their book values which approximated their fair values at the Powertrain Date of Acquisition. Subsequent to the Powertrain Date of Acquisition, the accrued liabilities were further adjusted by $925,000 primarily related to additional warranty reserves to more accurately reflect the liabilities assumed as of that date.

Acquisition of Bi-Phase Technologies, LLC

On May 1, 2015 (“Bi-Phase Date of Acquisition”), the Company acquired all of the membership interests in Bi-Phase Technologies, LLC, a Minnesota limited liability company (“Bi-Phase”) and wholly-owned subsidiary of TPB, Inc., a Minnesota corporation. Bi-Phase is engaged in the design and manufacture of liquid propane electronic fuel injection systems to allow for the conversion of vehicles from gasoline to propane. The initial purchase price was approximately $3.5 million in cash plus certain working capital, assumption of certain liabilities and Earn-out Payments as defined in the Membership Interest Purchase Agreement. The cash paid at the Bi-Phase Date of Acquisition was $3,619,000 including estimated working capital. During the quarter ended September 30, 2015, the Company paid an additional $266,000 representing the final working capital adjustment for total cash consideration of $3,885,000 before the contingent consideration. The Company also recorded a contingent consideration liability of $540,000 representing an estimate of the Earn-out Payments expected to be payable in connection with the acquisition of Bi-Phase. This contingent consideration, payable to TPB, Inc., is based upon certain sales of Bi-Phase fuel systems over a period of three to five years. Accordingly, the provisional aggregate purchase price approximated $4,425,000.

The Company has accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed has been provisionally allocated to goodwill. The Company has treated the acquisition of Bi-Phase as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the Bi-Phase Date of Acquisition, and therefore, a provision for deferred income tax has not been recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition was funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 9, “Debt”.

The purchase price for this acquisition has been provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

May 1, 2015 (Bi-Phase Date of Acquisition)
Assets acquired:
Accounts receivable	$212
Inventories	2,103
Prepaid expenses	4
Property, plant & equipment	113
Other assets	162

Total tangible assets	2,594

Intangible assets:
Intangible assets	860
Goodwill	1,217

Total assets acquired	4,671

Liabilities assumed:
Accounts payable	199
Accrued liabilities	47

Total liabilities assumed	246

Net assets acquired	$4,425

Initial cash paid at Bi-Phase Date of Acquisition	$3,619
Contingent consideration	540
Working capital adjustment	266

Aggregate provisional consideration	$4,425

The above estimated fair values of assets acquired and liabilities assumed were based on the information that was available through September 30, 2015 and are provisional. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of certain assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs that are Level 3 inputs in the fair value hierarchy. The Company believes that these inputs provided a reasonable basis for estimating the fair values, but is waiting for certain additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at the Bi-Phase Date of Acquisition.

The fair value of accounts receivable acquired was adjusted for amounts known or highly likely to be uncollectible based upon an assessment of known facts and circumstances as of the Bi-Phase Date of Acquisition and additional information arising subsequent to that date with respect to these known facts and circumstances.

The inventory acquired was revalued to its fair value. While the cost of raw materials generally approximated fair value, the value of finished goods inventory was “stepped up” by $226,000, representing the estimated selling price of that inventory less the sum of costs to complete and a reasonable allowance for the Company’s selling efforts, thereby reducing the margin on certain acquired inventory sold. The Company recognized $85,000 and $141,000, of this “stepped up” inventory value within cost of sales in the three and nine months ended September 30, 2015, respectively.

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

Acquisition of Buck’s Acquisition Company, LLC

On March 18, 2015 (“Buck’s Date of Acquisition”), the Company acquired all of the membership interests in Buck’s Acquisition Company, LLC, (“Buck’s”) from UE Powertrain d/b/a Buck’s Engines and United Holdings, LLC, for an initial cash purchase price of approximately $9,735,000, subject to certain adjustments as defined by the purchase agreement. Buck’s is a manufacturer of alternative-fuel engines for industrial markets and was formerly a product line of United Engines, LLC. Buck’s supplies a range of alternative-fuel engines that run on natural gas, propane and liquid propane gas fuels. Buck’s targets an extensive range of industrial applications, including irrigation, gas compression, oil production, industrial equipment, power generation, mobile equipment, wind turbines, and re-power applications. The acquisition of Buck’s has been accounted for as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed has been provisionally allocated to goodwill. The Company initially and provisionally recorded the assets acquired and liabilities assumed at their fair values subject to the completion of the fair value analysis of the assets acquired and liabilities assumed. The Company treated the acquisition of Buck’s as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the Buck’s Date of Acquisition, and therefore, a provision for deferred income tax has not been recorded in connection with the purchase price allocation. Any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition of Buck’s was funded through the Company’s revolving line of credit.

The purchase price for this acquisition has been provisionally allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

March 18, 2015 (Buck’s Date of Acquisition)
Assets acquired:
Inventories	$6,598
Property, plant & equipment	231

Total tangible assets	6,829

Intangible assets:
Intangible assets	1,380
Goodwill	1,526

Total assets acquired	$9,735

The above estimated fair values of assets acquired were based on the information that was available through September 30, 2015 and are provisional. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of certain assets acquired were based on valuations involving significant unobservable inputs that are Level 3 inputs in the fair value hierarchy. The Company believes that these inputs provided a reasonable basis for estimating the fair values but is waiting for certain additional information necessary to finalize those amounts. Thus, the provisional measurements of fair value reflected are subject to change. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at acquisition.

The inventory acquired was revalued to its fair value. While the cost of raw materials generally approximated fair value, the value of finished goods inventory was “stepped up” by $290,000, representing the estimated selling price of that inventory less the sum of costs to complete and a reasonable allowance for the Company’s selling efforts, thereby reducing the margin on certain acquired inventory sold. The Company recognized $145,000 and $290,000, of this “stepped up” inventory value within cost of sales in the three and nine months ended September 30, 2015, respectively.

The identifiable intangible assets as a result of the acquisition will be amortized over their respective estimated useful lives as follows:

	Asset amount	Estimated life
Customer relationships	$1,380	10 years

The fair value of customer relationships was derived using the multi-period excess earnings method.

The fair value of property, plant and equipment was based upon the acquisition costs of assets acquired as of the Buck’s Date of Acquisition adjusted for any known facts and circumstances necessary to approximate fair value.

Goodwill largely consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies, and the value of the assembled workforce.

The assets, liabilities, and operating results of Powertrain, Bi-Phase and Buck’s have been included in the Company’s unaudited condensed consolidated financial statements from their respective dates of acquisition to September 30, 2015.

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

The accompanying unaudited condensed consolidated statements of operations includes 3PI’s sales, net of intercompany sales, of $4,824,000 and $13,624,000 for the three and nine months ended September 30, 2015, respectively, and $6,286,000 and $13,558,000 for the three and nine months ended September 30, 2014, respectively. 3PI’s operating loss was $3,579,000 and $8,039,000, for the three and nine months ended September 30, 2015, respectively, and $346,000 and $377,000 for the three and nine months ended September 30, 2014, respectively. Amortization expense related to identifiable intangible assets associated with the acquisition and expense attributable to the stepped-up value of inventory acquired, in the unaudited condensed consolidated financial statements, was $800,000 and $2,481,000 for the three and nine months ended September 30, 2015, respectively and $748,000 and $1,303,000, for the three and nine months ended September 30, 2014, respectively.

The following supplemental pro forma information presents the financial results as if the transaction had occurred on January 1, 2014 as follows:

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$93,972	$292,776	$249,265
Net income	7,148	12,574	12,792
Earnings per share, basic	$0.66	$1.16	$1.20
Earnings per share, diluted	$0.56	$0.41	$1.04

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

Transaction fees and expenses

The Company incurred total transaction costs related to its acquisition activities of $79,000 and $526,000, excluding lease termination expense associated with the Buck’s building, for the three and nine months ended September 30, 2015, respectively, all of which was recognized as an operating expense and classified within general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations in accordance with GAAP. The Company incurred total transaction costs related to the 3PI acquisition of $811,000 for the nine months ended September 30 2014, all of which was recognized in the three months ended March 31, 2014 in accordance with GAAP.

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

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the hypothetical proceeds of exercise, with any residual shares representing the incremental common shares to be issued and included in diluted earnings per share. As of September 30, 2015 and 2014, the Company’s Private Placement Warrants, SAR and restricted stock were evaluated for their potentially dilutive effect under the treasury stock method. See the table below for detail as to the dilutive effect of using the treasury stock method.

The computations of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$9,109	$7,148	$12,574	$13,405
Change in the value of Private Placement Warrants	(8,750)	(858)	(8,040)	(1,190)

	$359	$6,290	$4,534	$12,215

Denominator:
Weighted average common shares outstanding-basic	10,814,765	10,794,229	10,804,720	10,676,792
Incremental shares from assumed exercise of Private Placement Warrants, SAR and restricted stock, if applicable	254,160	373,369	316,001	448,324

Weighted average common shares outstanding-diluted	11,068,925	11,167,598	11,120,721	11,125,116

Earnings per share of common stock – basic and diluted
Earnings per share of common stock – basic	$0.84	$0.66	$1.16	$1.26

Earnings per share of common stock – diluted	$0.03	$0.56	$0.41	$1.10

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

Inventory consisted of the following as of:

	September 30, 2015	December 31, 2014
Raw material	$83,439	$87,133
Work in process	6,163	1,752
Finished goods	15,522	6,777

Total inventories	105,124	95,662
Inventory allowance	(2,370)	(1,759)

Inventories, net	$102,754	$93,903

7. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	September 30, 2015	December 31, 2014
Land	$260	$260
Buildings and improvements	7,652	5,015
Office furniture and equipment	4,393	3,705
Tooling and equipment	20,443	13,736
Transportation equipment	539	525
Construction in process	3,239	6,056

Property, plant and equipment, at cost	36,526	29,297
Accumulated depreciation	(10,949)	(8,405)

Property, plant and equipment, net	$25,577	$20,892

8. Fair value of financial instruments

As of September 30, 2015, and December 31, 2014, the Company measured its financial assets and liabilities under the amended ASC 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of September 30, 2015 and December 31, 2014, the Company’s liability for Private Placement Warrants was measured at fair value under ASC 820. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

As of September 30, 2015 and December 31, 2014, the Company estimated the fair value of its liability for Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the following:

	September 30, 2015	December 31, 2014
Market value of the Company’s common stock	$22.71	$51.61
Exercise price	$13.00	$13.00
Risk-free interest rate	0.12%	0.39%
Estimated price volatility	55.00%	55.00%
Contractual term	0.58 years	1.33 years
Dividend yield	—	—

The market value of the Company’s common stock was based on its closing price on September 30, 2015 and December 31, 2014, the date of each valuation. The volatility factors noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. If all other assumptions were held constant, a 10% change in the estimated price volatility in the Black-Scholes option pricing model would have an insignificant effect on the recorded liability of the Private Placement Warrants.

The following table summarizes the change in the estimated fair value of the Company’s Level 3 Private Placement Warrants liability in the nine months ended September 30, 2015:

Balance at December 31, 2014	$11,036
Fair value of private placement warrants exercised	(255)
Change in the value of private placement warrants	(8,040)

Balance at September 30, 2015	$2,741

For the three and nine months ended September 30, 2015, the Company recognized income of $8,750,000 and $8,040,000, respectively, due to a decrease in the estimated fair value of the Company’s Private Placement Warrants. For the three and nine months ended September 30, 2014, the Company recognized income of $858,000 and $1,190,000, respectively, due to a decrease in the estimated fair value of the Company’s liability for Private Placement Warrants. This income was recorded as “Private placement warrant” within “Other (income) expense” in the Company’s unaudited condensed consolidated statements of operations for the respective periods.

Contingent consideration liability

As described in Note 4, “Acquisitions” a portion of the purchase price for the acquisition of Powertrain is in the form of contingent consideration. The contingent consideration consists of two components, a Base Earn-out Payment and an Additional Earn-out Payment, both as defined in the APA. The Base Earn-out Payment is payable in cash while the Additional Earn-out Payment is payable in cash and/or shares of the Company’s common stock at the Company’s discretion. As of September 30, 2015, the Company’s potential contingent consideration payment relating to its acquisition of Powertrain was measured at fair value under ASC Topic 820. The Company’s liability for this contingent consideration was measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The fair value of the liability determined by this analysis was primarily driven by the Company’s expectations of achieving the performance targets required by the APA for Powertrain. The expected performance targets were used in a Monte Carlo simulation which provided for the most likely earn-out payment which was then discounted to its present value in order to derive a fair value of the Base Earn-out Payment. A Modified Black-Scholes call option model considering the actual and forecasted share price, the measurement period and a volatility factor was used to derive a fair value of the Additional Earn-out Payment.

As of September 30, 2015, the primary inputs of the Monte Carlo simulation model included the estimated performance forecast, stock price volatility and a risk free interest rate. The volatility factor was primarily derived from our historical stock price volatility as well as the implied volatility of publicly traded call options of benchmark companies. If all other assumptions were held constant, a ten percentage point change in the volatility factor would result in an immaterial increase or decrease in the fair value of the contingent consideration. As of September 30,

2015, the Company has recorded an $8,150,000 contingent consideration liability within “Other accrued liabilities” on its unaudited condensed consolidated balance sheet which represented a $50,000 decrease from the prior valuation of this contingent consideration liability as of June 30, 2015.

Also as described in Note 4, “Acquisitions” a portion of the purchase price for the acquisition of Bi-Phase was in the form of contingent consideration. This contingent consideration, payable to TPB, Inc., was based upon certain sales of Bi-Phase fuel systems over a period of three to five years. The contingent consideration relating to the Company’s acquisition of Bi-Phase was measured at fair value under ASC Topic 820 at the Bi-Phase Date of Acquisition. The Company’s liability for this contingent consideration was measured at fair value based on unobservable inputs, and thus was considered a Level 3 financial instrument. The fair value of the liability determined by this analysis was primarily driven by the Company’s expectations of sales following the closing date for each liquid propane engine sold by the Company that incorporated any part of the Bi-Phase fuel system or related technology as defined in the Membership Interest Purchase Agreement. Based on these expectations, the Company performed a discounted cash flow analysis to determine the fair value of the contingent consideration liability. The primary inputs of the discounted cash flow analysis included estimated units to be shipped, the “per unit” agreed-upon fee and discount rate. As a result, the Company initially recorded a $540,000 contingent consideration liability within “Other accrued liabilities” on its unaudited condensed consolidated balance sheet at the Bi-Phase Date of Acquisition.

The following table summarizes the change in the estimated fair value of the Company’s Level 3 contingent consideration liability in the nine months ended September 30, 2015:

Balance at December 31, 2014	$—
Powertrain Date of Acquisition	8,200
Bi-Phase Date of Acquisition	540
Change in the value of contingent consideration	(50)

Balance at September 30, 2015	$8,690

For the three and nine months ended September 30, 2015, the Company recognized income of $50,000 due to a decrease in the estimated fair value of the Company’s contingent consideration liability in connection with the acquisition of Powertrain. For the three and nine months ended September 30, 2014, the Company recognized income of $3,208,000 and $3,782,000, respectively, due to a decrease in the estimated fair value of the Company’s contingent consideration liability arising from the acquisition of 3PI in 2014. This income was classified within “Other (income) expense” in the Company’s unaudited condensed consolidated statements of operations for the respective periods.

Financial liabilities measured at fair value

The following table summarizes fair value measurements by level as of September 30, 2015, for the Company’s level 3 financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$2,741
Contingent consideration	—	—	8,690

The following table summarizes fair value measurement by level as of December 31, 2014, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$11,036

Financial assets and liabilities not measured at fair value

As of September 30, 2015 and December 31, 2014, the Company’s revolving line of credit and term debt, including accrued interest, recorded on the unaudited condensed consolidated balance sheets were carried at cost. The carrying value of the revolving line of credit and term debt approximated fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile had not changed significantly since the origination of these financial liabilities. Under ASC 825, Financial Instruments, these financial liabilities were defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable. The carrying value of cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and other accrued liabilities approximated fair value because of their short maturities.

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

On September 30, 2014 and again on February 11, 2015, the Company further amended its credit facility with Wells Fargo Bank, National Association, to increase its revolving line of credit facility to $100.0 million and $125.0 million, respectively (collectively with the Amended Wells Credit Agreement, the “Amended Wells Credit Agreement II”). The Amended Wells Credit Agreement II was scheduled to mature on June 28, 2018.

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

On April 29, 2015, the Company entered into an amended credit facility (“Amended Wells Credit Agreement III”) for the purpose of facilitating the issuance of the 5.50% Senior Notes (the “Senior Notes”), as described below, and this amendment provided for the earlier maturity of the Amended Wells Credit Agreement III to insure that the Amended Wells Credit Agreement III will come due before the Senior Notes are payable as described below. While the Senior Notes are outstanding, the Amended Wells Credit Agreement III will become due 75 days prior to the earliest date that a Special Mandatory Purchase Date (as defined in the Indenture agreement) may occur or 90 days prior to the final maturity date of the Senior Notes, as described in the Indenture agreement below. Accordingly, under the above terms, the Amended Wells Credit Agreement III will become due no earlier than March 15, 2017, but no later than January 31, 2018.

As of September 30, 2015, $99.0 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.70% as of September 30, 2015. The remaining outstanding balance of $61,000 as of September 30, 2015 had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $13.4 million at September 30, 2015. The Company’s term loan was repaid on April 29, 2015.

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

5.50% Senior Notes

On April 24, 2015, the Company entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million of the Company’s unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, the Company entered into an indenture agreement (“Indenture”) dated April 29, 2015, by and among the Company, The Bank of New York Mellon, as Trustee, and the Company’s subsidiaries as guarantors. The Company received net proceeds of $53.5 million after transaction costs of approximately $1.5 million. As discussed previously, in Note 3, “Recently issued accounting pronouncements”, in accordance with the guidance issued to simplify the presentation of debt issuance costs, the Company has presented issuance costs associated with its 5.5% Senior Notes as a direct deduction from the carrying value of the obligation on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2015. The Senior Notes are unsecured debt of the Company and are effectively subordinated to the Company’s existing and future secured debt including the debt in connection with the Amended Wells Credit Agreement III. The Senior Notes have a final maturity date of May 1, 2018, provided that a mandatory offer by the Company to purchase the Senior Notes must be made on or prior to May 1, 2017 in the event the Company cannot or does not certify compliance with certain financial covenants as more fully described below. In that event, the date of purchase will be no earlier than May 30, 2017.

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

The Senior Notes have a Special Mandatory Purchase Date as described in the Indenture and summarized as follows. Upon the occurrence of the earlier of (I) March 15, 2017, if the Trustee has not received on or within five days prior to such date an officers’ certificate stating that (i) the Company’s pro forma consolidated EBITDA (as defined in the Indenture) is at least equal to or greater than $35.0 million for the most recent four full fiscal quarters for which financial statements are available as of such date and (ii) the Company’s consolidated pro forma ratio of consolidated EBITDA to fixed charges (as defined in the Indenture) is at least equal to or greater than 3.25 to 1.0 for the most recent four full fiscal quarters for which financial statements are available as of such date or (II) the date on which the Company notifies the Trustee in writing (which date may be at any time on or after March 1, 2017 but on or prior to March 15, 2017) that the Company cannot or will not deliver such officers’ certificate, then, unless the Company has given on or prior to March 15, 2017 a notice of redemption of all of the Senior Notes, the Company will make a mandatory offer to purchase all of the Senior Notes at a purchase price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase in accordance with the procedures set forth in the Indenture.

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

Interest on the Senior Notes accrues at a rate of 5.50% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2015. As of September 30, 2015, the accrued, but unpaid interest on the Senior Notes was $1,302,000.

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

Of the Company’s 1,530,925 shares initially made available and reserved for awards under the 2012 Plan, 543,872 shares were originally underlying a SAR award granted to the Company’s Chief Operating Officer on June 6, 2012 and 186,993 shares of restricted stock have been granted as of September 30, 2015 to eligible employees (as further described below). As of September 30, 2015, the Company had 800,060 shares of common stock available for future issuance under the 2012 Plan.

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

Amendment to SAR award agreement

On June 5, 2015, the Company and Grantee agreed to defer the vesting of the remaining unvested portion of the SAR granted to the Grantee for 30 days until July 6, 2015 pursuant to an amendment to the initial SAR Award Agreement. On July 6, 2015, the Company and the Grantee entered into a SAR and Bonus Agreement which amended the SAR Award Agreement by extending the vesting period applicable to the remaining unvested portion of the SAR granted to the Grantee under the Company’s 2012 Incentive Compensation Plan. The unvested portion covers 181,290 underlying shares of the Company’s common stock which, prior to the amendment, would have vested on June 6, 2015. The amendment extended the vesting of these shares to June 6, 2017 with respect to 100,000 underlying shares of the Company’s common stock and to June 6, 2019 with respect to the remaining 81,290 shares of underlying Company stock (in each case subject to forfeiture upon termination of employment by the Company for “Cause” or by the Grantee for “Good Reason” (each as defined in the SAR and Bonus Agreement)). The SAR and Bonus Agreement also provides the Grantee with an annual bonus in the amount of $250,000 for each of calendar years 2016, 2017, 2018 and 2019.

In the three and nine months ended September 30, 2015, the Company recognized $41,000 and $127,000, respectively, of expense related to the SAR. In the three and nine months ended September 30, 2014, the Company recognized $51,000 and $279,000, respectively, of expense related to the SAR. As of the amendment on July 6, 2015, the fair value of the unrecognized compensation expense of the SAR for the extension of the vesting period was estimated at $333,000 using the Black-Scholes option pricing model which amount will be recognized through the vesting dates. Including the amendment discussed above, the total SAR expense is expected to be approximately $2,133,000 from initial grant. The Company expects the remaining SAR expense to be recognized over the next 4 years through June 6, 2019.

Restricted stock awards

The Compensation Committee of the Board of Directors has approved, and the Company granted, shares of Company restricted stock (“Restricted Stock”) to various employees pursuant to the 2012 Plan and subject in each case to a Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). Restricted stock activity consisted of the following for the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
December 31, 2014	154,251	$42.18
Granted	1,000	28.48
Forfeited	(800)	65.51
Vested	(19,547)	40.33

September 30, 2015	134,904	$42.13

These shares of Restricted Stock vest in various increments and periods over a maximum of ten years from the date the stock was granted as defined under the applicable Restricted Stock Award Agreement. In the three and nine months ended September 30, 2015, the Company recognized approximately $236,000 and $727,000, respectively, of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. In the three and nine months ended September 30, 2014, the Company recognized approximately $268,000 and $703,000, respectively, of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. As of September 30, 2015, there was approximately $5,144,000 of total unrecognized compensation expense related to the shares of Restricted Stock granted under the 2012 Plan. As of September 30, 2015, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 6 years.

11. Stockholders’ equity

The Company’s equity securities and the Private Placement Warrants are described below.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. Issued shares and outstanding shares of the Company’s common stock were 11,580,608 and 10,749,683, respectively, as of September 30, 2015. Issued shares and outstanding shares of the Company’s common stock were 11,562,209 and 10,731,284, respectively, at December 31, 2014. Each holder of a share of the Company’s common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of Company preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights.

Series A Convertible preferred stock

The Company has authorized 114,000 shares of Series A Convertible preferred stock with a par value of $0.001 per share. As of September 30, 2015 and December 31, 2014, no shares of Series A Convertible preferred stock of the Company were issued or outstanding.

SAR exercise for shares of Company common stock

The Company granted a SAR to the Grantee on June 6, 2012 as further described in Note 10, “2012 Incentive compensation plan.” The Grantee fully exercised the tranche that vested on June 6, 2013. During the nine months ended September 30, 2014, the Grantee exercised the SAR with respect to 120,000 of the 181,291 shares of common stock underlying the SAR that vested on June 6, 2014. The Company issued a total of 85,903 shares of the Company’s common stock in these two exercises. In connection with these exercises, the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s financial statements is a cost that is deductible for income tax purposes. In connection with the 2014 exercise, the Company realized an income tax benefit of $2,248,000, which was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital. As of September 30, 2015, there were 61,291 unexercised shares under the tranche that vested on June 6, 2014 and 181,290 shares remaining subject to vest. See Note 10, “2012 Incentive compensation plan”, for a further description of the SAR and the vesting of the final tranche.

Restricted stock vesting for shares of Company common stock

The Compensation Committee of the Board of Directors approved, and the Company granted, shares of Restricted Stock to various employees pursuant to the 2012 Plan and subject to a Restricted Stock Award Agreement as further described in Note 10, “2012 Incentive compensation plan.” For the three and nine months ended September 30, 2015, various individuals’ awards vested resulting in the net issuance of 1,819 shares and 13,399 shares, respectively. For the three and nine months ended September 30, 2014, various individuals’ awards vested resulting in the net issuance of 656 shares and 11,503 shares, respectively. Under the terms of the 2012 Plan, at the option of certain of those vested restricted stock participants, the Company withheld shares issued to satisfy the income tax obligations of these participants. The cash equivalent of the aggregate number of shares withheld was $27,000 and $316,000 for the three and nine months ended September 30, 2015, respectively, representing the income tax withholding obligations of the participants, which was remitted by the Company to the applicable taxing authorities. Similarly, the cash equivalent of the aggregate number of shares withheld for the three and nine months ended September 30, 2014 was $21,000 and $361,000, respectively. The payments of the income tax withholding obligations were recorded as a reduction in additional paid-in-capital as of September 30, 2015 and 2014 for each respective period.

In connection with the vesting and issuance of shares of the Company’s common stock under the 2012 Plan, other than the shares of common stock issued in connection with the SAR, the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s unaudited condensed consolidated financial statements is a cost that is deductible for income tax purposes. As such, the Company realized an income tax benefit of $102,000 and $221,000 for this incremental amount which was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital as of and for the nine months ended September 30, 2015 and 2014, respectively.

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

See Note 8, “Fair value of financial instruments,” for detail describing the valuation approach for the Private Placement Warrants as of September 30, 2015 and December 31, 2014.

There were no warrants exercised during the three months ended September 30, 2015. During the nine months ended September 30, 2015, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 5,000 shares of the Company’s common stock. There were no warrants exercised during the three months ended September 30, 2014. During the nine months ended September 30, 2014, a portion of the Private Placement Warrants were exercised, resulting in the issuance of 109,585 shares of the Company’s common stock.

As of September 30, 2015 and December 31, 2014, there were 282,257 shares and 287,257 shares, respectively, of Company common stock reserved for the exercise of the outstanding Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement.

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

Universal shelf registration

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

12. Income taxes

At the end of each interim period, the Company applies its estimated annual effective tax rate (“ETR”) to its interim earnings before considering the tax effect of any discrete items. The Company also records the tax impact of certain unusual or infrequently occurring items, including the effects of changes in valuation allowances and tax laws or rates, in the interim period in which they occur. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company’s provisions for income taxes, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of September 30, 2015, management believes that it is more likely than not that all of the Company’s deferred income tax assets will be realized and no valuation allowance was required on its U.S. deferred tax assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2015 and December 31, 2014, the amount accrued for interest and penalties was not material to the Company’s unaudited condensed consolidated financial statements.

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

As a result, the Company’s reported ETR will differ from the estimated annual ETR due to the changes in the valuation of the Private Placement Warrants in the periods in which such changes occur. For the nine months ended September 30, 2015 and 2014, the Company recorded an income tax provision of $2,203,000 and $7,504,000, respectively. The Company’s reported income tax rate was 14.9% for the nine months ended September 30, 2015. Excluding the impact of the change in the value of the Private Placement Warrants, the Company’s reported income tax rate would have been 32.7% in the nine months ended September 30, 2015. The lower income tax rate for the nine months ended September 30, 2015 was attributable to the true-up of the Company’s 2014 income taxes as filed in the Company’s tax returns as compared to the income tax provision recorded on its books for the year ended December 31, 2014. The Company’s tax credits arising from its research and development activities were higher than the amounts originally estimated at provision, representing the primary reason for the additional income tax benefit realized in the true-up of the income tax provision for 2014. The Company’s reported income tax rate was 35.9% for the nine months ended September 30, 2014. Excluding the impact of the change in the value of the Private Placement Warrants, the Company’s reported income tax rate would have been 38.1% in the nine months ended September 30, 2014.

The Company is currently under audit for its income taxes at the federal level for the tax year ended December 31, 2013 and the state level for the tax years ended December 31, 2011 and 2012. The ultimate impact, if any, as a result of these audits cannot be determined at this time. However, the Company does not believe that the outcome for these audits will have a material effect on its consolidated results of operations or its financial position.

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

On December 7, 2012, the Company entered into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian markets. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture of which $850,000 had been contributed since inception. On December 9, 2014, the Company signed an agreement to enter into a joint venture with a construction and utility equipment manufacturer headquartered in Incheon, South Korea. In connection with this agreement, the Company committed to contribute up to $1.0 million which was contributed to the joint venture during the nine months ended September 30, 2015.

14. Related-party transaction

In connection with the acquisition of 3PI, the Company entered into a lease agreement effective April 1, 2014, with a limited liability company in which one of the former owners of 3PI is the sole member. The lease is for the land, buildings and certain equipment located at 3PI’s facilities in Darien, Wisconsin. The initial term of the lease is for seven years through March 31, 2021 and the initial annual base rent is $480,000 annually which is payable in equal monthly installments. The base rent is subject to annual increases as defined in the lease agreement. In the three and nine months ended September 30, 2015, the Company recognized expense of $120,000 and $360,000, respectively, in connection with this lease. In the three months and nine months ended September 30, 2014, the Company recognized expense of $120,000 and $240,000, respectively in connection with this lease. See Note 4, “Acquisitions” for further discussion of the acquisition. Since the time of the acquisition, the former 3PI owner is no longer employed by the Company and is no longer a related-party.

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

As described in Note 4, “Acquisitions”, the Company acquired 3PI on April 1, 2014 for cash and additional initial consideration in the form of shares of the Company’s common stock valued at $8.9 million. The consideration payable in shares of the Company’s common stock consisted of (i) fixed consideration and (ii) contingent consideration. The Company initially accounted for the entire $8.9 million of additional consideration as a liability in its unaudited quarterly condensed consolidated balance sheet and, as such, reported the change in the fair value of the entire consideration as an adjustment classified within “Other (income) expense” in its unaudited quarterly condensed consolidated results of operations for the three months ended June 30, 2014. Prior to the completion and issuance of its results for the three months ended September 30, 2014, the Company determined that, because approximately $5.1 million of the additional consideration was fixed, that portion of the consideration should have been recorded in stockholders’ equity and not as a liability at the date of acquisition. Further, the fixed consideration was not subject to revaluation adjustment. The Company reclassified the fixed portion of the consideration from current liabilities to stockholders’ equity on its balance sheet as of September 30, 2014 and appropriately excluded this amount from any further revaluation adjustment thereafter. The Company revised its unaudited quarterly condensed consolidated results of operations that were initially reported for the quarter ended June 30, 2014 to exclude the change in the value of the consideration that was determined to be fixed and presented the revised quarterly unaudited condensed consolidated results of operations for the three months ended June 30, 2014 in its annual report filed on Form 10-K with the SEC on March 13, 2015.

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

In evaluating the materiality of the foregoing revisions to the Company’s previously issued unaudited quarterly condensed consolidated financial statements, the Company considered the guidance set forth in SEC Staff Accounting Bulletin No. 99, Materiality, as well as Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that in both instances the errors were not material, individually or in the aggregate, to either of the relevant interim reporting periods. The Company therefore determined that amendments of its previously filed quarterly reports were not required but presented the revised unaudited quarterly condensed consolidated results of operations in its annual report filed on Form 10-K with the SEC on March 13, 2015, for the year ended December 31, 2014. See below for the impact of the corrections for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014
	As previously reported	(a) Adjustment	As revised
Income tax provision	$2,713	$1,283	$3,996
Net income	8,431	(1,283)	7,148
Basic income per common share	$0.78	$(0.12)	$0.66
Diluted income per common share	0.68	(0.12)	0.56

(a)	The Company initially excluded the change in the contingent consideration associated with the acquisition of 3PI from its income tax provision calculation. The Company subsequently determined that the Company should have provided income tax expense arising from the change in this contingent consideration. Therefore, the adjustment classified in “Income tax provision” presents the recognition of deferred income tax expense in the three months ended September 30, 2014 in connection with the change in the valuation of the contingent portion of the consideration that was recognized in the Company’s unaudited quarterly condensed consolidated statement of operations for the period.

	Nine months ended September 30, 2014
	As previously reported	(a) Adjustment	As revised
Income tax provision	$5,992	$1,512	$7,504
Net income	14,917	(1,512)	13,405
Basic income per common share	$1.40	$(0.14)	$1.26
Diluted income per common share	1.23	(0.13)	1.10

(a)	The Company initially excluded the change in the contingent consideration associated with the acquisition of 3PI from its income tax provision calculation The Company subsequently determined that the Company should have provided income tax expense arising from the change in this contingent consideration. Therefore, the adjustment classified in “Income tax provision” presents the recognition of deferred income tax expense in the nine months ended September 30, 2014 in connection with the change in the valuation of the contingent portion of the consideration that was recognized in the Company’s unaudited quarterly condensed consolidated statement of operations for the period.

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

Overview

Organization

We design, manufacture, distribute and support power systems and large custom-engineered integrated electrical power generation systems for industrial OEMs across a broad range of industries including stationary electricity power generation, oil and gas, material handling, aerial work platforms, industrial sweepers, arbor, welding, airport ground support, turf, agricultural, construction and irrigation. We also develop and deliver power systems aimed at on road-markets including medium duty fleets, delivery trucks, school buses and garbage trucks. Our engineering personnel design and test power system solutions and components supporting those solutions. We operate as one business and geographic segment. Accordingly, the following discussion is based upon this presentation.

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

General and administrative expense principally represents costs of our corporate office and personnel that provide management, accounting, finance, human resources, information systems and related services which support the organization. In addition to salaries and benefits, costs include public company expenses, consulting and professional services fees, insurance premiums, banking fees and other general facility and administrative support costs.

Amortization expense principally represents costs associated with the amortization of certain acquisition-related intangible assets.

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

2015 Significant developments

Retirement of Chief Financial Officer

On October 5, 2015, we announced the retirement of our Chief Financial Officer, effective October 19, 2015. Our new Chief Financial Officer, Michael Lewis, joined us effective October 19, 2015 as our new Chief Financial Officer. As contemplated by Mr. Lewis’ Executive Employment Agreement, he was granted a stock appreciation right pursuant to the 2012 Incentive Compensation Plan, as amended. The award of the SAR was approved by the Compensation Committee of the Board of Directors and the terms of the SAR are set forth in a Stock Appreciation Rights Agreement, dated as of October 19, 2015 (“the Grant Date”). The SAR provides for the right to receive, upon exercise, shares of the Company’s common stock, par value $0.001 per share, based upon the appreciation in market value (determined as provided in the Stock Appreciation Rights Agreement) of the shares of our common stock covered by the SAR above a strike price of $24.41 per share. The SAR covers an aggregate of 60,000 shares of our common stock and is to be settled only in whole shares of our common stock. It will vest ratably and become exercisable with respect to one fourth of the covered shares beginning on the third anniversary of the Grant Date.

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

Acquisition of Powertrain Integration, LLC

On May 4, 2015, we entered into an Asset Purchase Agreement (“APA”) with Powertrain Integration, LLC (“Powertrain”) and its owners, to acquire the assets of Powertrain. Powertrain provides on-highway powertrain solutions, including systems, components and services for niche OEM automakers and fleets. Powertrain also specializes in alternative-fuel as well as gasoline and diesel systems and offers design, engineering, testing and production capabilities to deliver one-stop vehicle integration. The acquisition was completed on May 19, 2015. The cash consideration paid, net of working capital adjustments totaled $20,776,000. The purchase price is subject to further adjustments for the, assumed liabilities, a Base Earn-out Payment and Additional Earn-out Payment, all as described in the APA. We also recorded an initial liability of $8,200,000 as of the date of acquisition representing the contingent consideration associated with the Base Earn-out Payment and Additional Earn-out Payment for a provisional aggregate purchase price of $28,976,000. The actual amount of the contingent consideration will be based upon the 2015 full year net sales of Powertrain. The Base Earn-out Payment is payable in cash while the Additional Earn-out Payment is payable, at our discretion, in cash or shares of our common stock. The aggregate purchase price, inclusive of all potential payments has not yet been finalized. We have accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed has been provisionally allocated to goodwill subject to the completion of the fair value analysis of the assets acquired and liabilities assumed. The acquisition of Powertrain has been accounted for as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the date of acquisition, and therefore, a provision for deferred income tax has not been recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. Refer to Note 4, “Acquisitions” to our unaudited condensed consolidated financial statements, for a further discussion of the acquisition. The acquisition was funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 9, “Debt”, to our unaudited condensed consolidated financial statements.

Acquisition of Bi-Phase Technologies, LLC

On May 1, 2015, we acquired all of the membership interests in Bi-Phase Technologies, LLC, a Minnesota limited liability company (“Bi-Phase”) and wholly-owned subsidiary of TPB, Inc., a Minnesota corporation. Bi-Phase is engaged in the design and manufacture of liquid propane electronic fuel injection systems to allow for the conversion of vehicles from gasoline to propane. The purchase price was $3,500,000 plus certain working capital, assumption of certain liabilities and Earn-out Payments as defined in the Membership Interest Purchase Agreement. The cash paid was $3,885,000 which represented the initial purchase price of $3,500,000 plus working capital. We also recorded a contingent consideration liability of $540,000, representing an estimate of the Earn-out Payments expected to be payable in connection with the acquisition of Bi-Phase. This contingent consideration, payable to TPB, Inc., is based upon sales of Bi-Phase fuel systems over a period of three to five years. Accordingly, the provisional aggregate purchase price approximated $4,425,000.

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

Factors affecting comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

5.50% Senior Notes Due 2018

As discussed above, we entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million in unsecured 5.50% Senior Notes. We received net proceeds of $53.5 million after transaction costs of approximately $1.5 million. As a result, interest expense related to the Senior Notes included in “Interest expense” was $772,000 and $1,302,000 for the three and nine months ended September 30, 2015 as compared to none in the comparable periods in 2014.

Acquisitions

Our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2015, includes the results of operations of three acquisitions which we completed during 2015. In addition to Powertrain and Bi-Phase discussed above, on March 18, 2015, we acquired all of the membership interests in Buck’s Acquisition Company, LLC (“Buck’s”) from UE Powertrain d/b/a Buck’s Engines and United Holdings, LLC. Buck’s is a manufacturer of alternative-fuel engines for industrial markets and was formerly a product line of United Engines, LLC. Buck’s supplies a range of alternative-fuel engines that run on natural gas, propane and liquid propane gas fuels. Buck’s targets an extensive range of industrial applications, including irrigation, gas compression, oil production, industrial equipment, power generation, mobile equipment, wind turbines, and re-power applications. We initially paid cash of $9,735,000 for the acquisition of Buck’s. Including our acquisitions of Powertrain and Bi-Phase, the initial cash paid for the acquisition of these businesses was $34,396,000 in the nine months ended September 30, 2015.

On April 1, 2014, we acquired Professional Power Products, Inc. (“3PI”). As a result of this acquisition, the unaudited condensed consolidated results of operations for the nine months ended September 30, 2015 include 3PI for the entire nine month period while the unaudited condensed consolidated results of operations for the nine months ended September 30, 2014 do not include any operating results attributable to 3PI for the first quarter of 2014.

See Note 4, “Acquisitions” to our unaudited condensed consolidated financial statements for a further discussion of our acquisitions during 2015.

Acquisition expenses

We incurred total transaction costs related to acquisition activities of $79,000 and $526,000, excluding lease termination expense associated with the Buck’s facility, in the three and nine months ended September 30, 2015, respectively, all of which was recognized as an expense classified within general and administrative expense, in accordance with generally accepted accounting principles in the U.S. We incurred $811,000 of transaction costs related to acquisitions in 2014 all of which was recognized as an expense within general and administrative expense in the three months ended March 31, 2014.

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

Results of operations

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Net sales

Our net sales increased $18,036,000 (19.2%) to $112,008,000 for the three months ended September 30, 2015 compared to $93,972,000 in the three months ended September 30, 2014. Approximately $19.2 million of the sales increase was attributable to acquisitions of businesses which was offset by an organic sales decrease of approximately $1.2 million. A decrease in sales volume (as opposed to price decreases) of approximately $1.2 million was the primary driver of the organic sales decrease in the three months ended September 30, 2015 as compared to the same period in 2014.

Gross profit

Our gross profit decreased $3,320,000 (17.8%) to $15,308,000 for the three months ended September 30, 2015, from $18,628,000 in the comparable period of 2014. Our gross profit decreased due to higher production spending and production inefficiencies in anticipation of contemplated higher throughput. In addition, our gross profit arising from sales of our large custom engineered power generation systems decreased due to current competitive pricing for such products as well as general production inefficiencies associated with these systems. As a percentage of net sales, gross margin was 13.7% for the three months ended September 30, 2015, compared to 19.8% for the same period in 2014.

Research & development and engineering

Research & development and engineering expense increased $1,061,000 (23.6%) to $5,562,000 for the three months ended September 30, 2015, as compared to $4,501,000 for the same period in 2014. Approximately $655,000 of the increase was attributable to activities of our recently acquired businesses.

Excluding the expenses of our recently acquired businesses, research & development and engineering expense increased approximately $406,000 in the three months ended September 30, 2015, as compared to the same period in 2014. We incur significant costs for the salaries and benefits of our professional engineers, support personnel and amounts paid to third parties for contract services associated with our research & development activities, including the design of our proprietary engines. Wages and benefits increased $133,000 as we increased headcount. Emissions expenses related to certification and testing also increased $165,000 in the three months ended September 30, 2015, as compared to the same period in 2014. The remaining net increase in other research & development and engineering expense was $108,000, of which none of the individual components was individually significant in the three months ended September 30, 2015, as compared to the same period in 2014. As a percentage of net sales, research & development and engineering expense increased to 5.0% in the three months ended September 30, 2015, as compared to 4.8% for the same period in 2014.

Selling and service

Selling and service expense increased $273,000 (10.1%) to $2,979,000 for the three months ended September 30, 2015, from $2,706,000 in the comparable period of 2014. Bad debt expense increased $285,000 in the three months ended September 30, 2015, as compared to the same period in 2014 as we increased our allowance for doubtful accounts. Other selling and service expenses accounted for the remaining net decrease of $12,000 period over period, of which none of the components was individually significant. As a percentage of net sales, selling and service expenses decreased to 2.7% in the three months ended September 30, 2015, compared to 2.9% for the same period in 2014.

General and administrative

General and administrative expense, increased $870,000 (25.5%) to $4,280,000 for the three months ended September 30, 2015. General and administrative expense attributable to our acquisitions increased approximately $300,000 arising from expenses incurred by the activities of our recent acquisitions in the three months ended September 30, 2015 as compared to none in the comparable period in 2014. In addition, we incurred approximately $79,000 and $184,000 in transaction related expenses and lease termination expense, respectively, in the three months ended September 30, 2015 in connection with our acquisition activities as compared to none in the three months ended September 30, 2014.

Excluding the expenses attributable to our acquisitions, general and administrative expenses increased $307,000 in the three months ended September 30, 2015 as compared to the same period in 2014. Higher consulting and professional fees of $519,000 were partially offset by a $255,000 decrease in wages and benefits in the three months ended September 30, 2015, as compared to the same period in 2014. None of the remaining individual expense components in general and administrative expense was individually significant.

As a percentage of net sales, general and administrative expenses increased to 3.8% in the three months ended September 30, 2015, compared to 3.6% for the same period in 2014. As a percentage of net sales, general and administrative expenses, excluding transaction expense, was 3.6% in each of the three months ended September 30, 2015 and 2014.

Amortization of intangible assets

Amortization of intangible assets expense increased $607,000 (123.4%) to $1,099,000 for the three months ended September 30, 2015, from $492,000 in the comparable period of 2014. The increase in amortization expense was principally attributable to the amortization of intangible assets, including customer relationships and trade names, among other assets, to which a value was ascribed, in certain of our recent acquisitions. As a percentage of net sales, amortization of intangible assets expense increased to 1.0% in the three months ended September 30, 2015, compared to 0.5% for the same period in 2014.

Other (income) expense

Interest expense increased $967,000 to $1,374,000 in the three months ended September 30, 2015, as compared to $407,000 for the same period in 2014. The increase in interest expense was principally attributable to interest on the 5.50% Senior Notes that we issued effective April 29, 2015. We used proceeds from the 5.50% Senior Notes to facilitate acquisition activity and provide additional sources of liquidity. Interest expense attributable to the 5.50% Senior Notes was $899,000, including $127,000 of amortization of debt issuance costs, in the three months ended September 30, 2015 as compared to none for the same period in 2014. The remaining $68,000 increase in interest expense was principally attributable to an increase in the overall average amount outstanding on our revolving line of credit during the three months ended September 30, 2015, as compared to the same period in 2014. Excluding the 5.50% Senior Notes, our average borrowings outstanding were approximately $104.1 million during the three months ended September 30, 2015 as compared to approximately $74.8 million during the three months ended September 30, 2014. Our revolving line of credit weighted average borrowing rate was 1.70% for the three months ended September 30, 2015, as compared to 1.86% for the same period in 2014. Holding all other variables constant, we believe that our effective interest rate for the full year of 2015 will increase modestly from the effective interest rate reported for the three months ended September 30, 2015 due to an increase in the base rate charged under our revolving line of credit.

Our results for the three months ended September 30, 2015 and September 30, 2014 included $50,000 and $3,208,000, respectively, of income arising from a reduction in the valuation of a contingent consideration liability. The change in the value of the contingent consideration in the three months ended September 30, 2015 was attributable to the purchase of Powertrain in 2015. The contingent consideration payable is based upon Powertrain achieving certain sales targets for the full year 2015 plus additional consideration as defined in the APA. Changes in estimates for the additional consideration and the reduction of contingent consideration liability, primarily related to changes in the market value of the company’s stock price. The contingent consideration in the three months ended September 30, 2014 was attributable to our acquisition of 3PI in 2014. For the quarter ended September 30, 2014, the reduced contingent consideration was attributable to our acquisition of 3PI in 2014. The value of the contingent consideration liability decreased as a result of 3PI not achieving the expected financial performance measures set forth in the stock purchase agreement.

Private placement warrant income was $8,750,000 in the three months ended September 30, 2015, as compared to income of $858,000 for the same period in 2014. Private placement warrant income and expense results from the change in the fair value of our private placement warrants, which is determined either at the date that the private placement warrants are exercised or the end of the reporting period, as applicable, and the value of the warrants at the end of the prior period multiplied by the number of shares of our common stock underlying the outstanding private placement warrants. We are required to recognize changes in the estimated fair value of unexercised private placement warrants in our unaudited condensed consolidated statement of operations.

Other expense was $171,000 in the three months ended September 30, 2015, as compared to $34,000 for the same period in 2014.

Income tax expense

Our income tax expense decreased $4,462,000 to an income tax benefit of $466,000 in the three months ended September 30, 2015, as compared to income tax expense of $3,996,000 for the same period in 2014.

The change in the valuation of our private placement warrants is a non-taxable transaction. Given the subjectivity and volatility of the valuation of the private placement warrants, we are unable to estimate the annual impact of the change in the private placement warrants and the corresponding effect on our effective income tax rate for the full year. Accordingly, we include the effect of the change in the valuation of the private placement warrants, when known, in the period in which it occurs. Excluding this change for 2015, our adjusted income before the income tax provision would have been a loss of $107,000 in the three months ended September 30, 2015 and income of $10,286,000 in the three months ended September 30, 2014. The income tax rate excluding this amount would not be meaningful for the three months ended September 30, 2015. Excluding the amount for 2014, the reported income tax rate would have been 38.8% for three months ended September 30, 2014.

The income tax benefit for the three months ended September 30, 2015 was attributable to the true-up of our 2014 income tax provision filed in our tax returns as compared to the income tax provision recorded on our books for the year ended December 31, 2014. Our actual tax credits arising from our research and development activities were higher than the amount estimated at provision and were the principal reasons for the reduction in the tax provision in the three months ended September 30, 2015. The federal research tax credit expired at the end of 2014 and this federal research tax credit has not yet been re-enacted for 2015.

Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

Net sales

Our net sales increased $48,691,000 (19.9%) to $292,776,000 in the nine months ended September 30, 2015 compared to $244,085,000 for the same period of 2014. Organic sales growth accounted for $14.6 million or approximately 30% of the increase in sales and the remaining increase of approximately $34.1 million was attributable to incremental sales from acquisitions of businesses. An increase in sales volume (as opposed to price increases) accounted for approximately $13.3 million of the $14.6 million increase in organic sales in the nine months ended September 30, 2015 as compared to the same period in 2014.

Gross profit

Our gross profit increased $3,185,000 (6.9%) to $49,139,000 in the nine months ended September 30, 2015, from $45,954,000 in the comparable period of 2014. Our gross profit increased primarily due to the previously discussed increase in sales volumes. As a percentage of net sales, gross margin was 16.8% for the nine months ended September 30, 2015, compared to 18.8% for the same period in 2014. The higher gross profit during 2015 was principally attributable to an increase in sales volume. Our gross margin, however, declined as a result of deterioration in the gross margins on our large custom-engineered power generation systems, impacted by competitive pricing and lower throughput quarter over quarter combined with generally higher production costs in anticipation of contemplated higher throughput.

Research & development and engineering

Research & development and engineering expense increased $5,129,000 (43.3%) to $16,973,000 in the nine months ended September 30, 2015, as compared to $11,844,000 for the same period in 2014. Approximately $1,165,000 of the increase was a result of the research & development and engineering expense attributable to the activities of our recent acquisitions in 2015 for which there was an immaterial amount in the comparable period in 2014.

Excluding the expenses of our recently acquired businesses, research & development and engineering expense increased approximately $3,964,000 in the nine months ended September 30, 2015, as compared to the same period in 2014. Wages and benefits increased $1,072,000 as we increased headcount while consulting and outside services, including product testing, increased $2,471,000 to support activities related to development of new engines and pursuing on-road applications for our products, among other things. The remaining net increase in other research & development and engineering expense was $421,000 of which none of the individual components was individually significant as compared to the same period in 2014. As a percentage of net sales, research & development and engineering expense increased to 5.8% in the nine months ended September 30, 2015, as compared to 4.9% for the same period in 2014.

Selling and service

Selling and service expense increased $1,654,000 (24.1%) to $8,525,000 in the nine months ended September 30, 2015, from $6,871,000 in the comparable period of 2014. The increase was principally a result of the incremental selling and service expense attributable to the activities of our acquisitions which totaled $1,552,000 in 2015 and $677,000 in 2014, an increase of $875,000 period over period. Selling and service expense includes nine months of expenses for 3PI in 2015 as compared to six months in 2014 as 3PI was acquired on April 1, 2014. Powertrain and Bi-Phase were recently acquired in May of 2015.

Excluding the incremental expenses attributable to our acquisitions, selling and service expense increased approximately $779,000 in the nine months ended September 30, 2015 as compared to the same period in 2014. Wages and benefits increased $252,000 in the nine months ended September 30, 2015, as compared to the same period in 2014 as we have increased our staff to pursue growth opportunities. Bad debt expense increased $252,000 as we increased our allowance for doubtful accounts and other selling and service expenses accounted for the remaining net increase of $275,000 period over period, of which none of the components was individually significant. As a percentage of net sales, selling and service expenses increased to 2.9% in the nine months ended September 30, 2015, compared to 2.8% for the same period in 2014.

General and administrative

General and administrative expense, increased $1,139,000 (11.6%) to $10,953,000 for the nine months ended September 30, 2015, from $9,814,000 in the comparable period of 2014. The increase was partially a result of incremental general and administrative expense attributable to our acquired businesses and accounted for $1,015,000 of the period over period increase.

Excluding the expenses attributable to our acquired businesses, general and administrative expenses increased $124,000 in the nine months ended September 30, 2015 as compared to the same period in 2014. Lower expenses for wages and benefits expense of $1,011,000 were partially offset by higher consulting and professional fees of $765,000 resulting from the growth of the business. The remaining individual expense components resulted in a net increase in general and administrative expense of $370,000 of which none of the individual components was individually significant in the nine months ended September 30, 2015 as compared to the same period in 2014.

As a percentage of net sales, general and administrative expenses decreased to 3.7% in the nine months ended September 30, 2015, compared to 4.0% for the same period in 2014. As a percentage of net sales, general and administrative expenses, excluding transaction expense, was 3.5% in the nine months ended September 30, 2015, compared to 3.7% for the same period in 2014.

Amortization of intangible assets

Amortization of intangible assets increased $2,263,000 (460.0%) to $2,755,000 for the nine months ended September 30, 2015, from $492,000 in the comparable period of 2014. An increase of $1,910,000 in amortization expense at 3PI accounted for the majority of the increase for the nine months ended September 30, 2015 and amortization expense related to our recent acquisitions accounted for the remaining increase of $353,000 period over period. As a percentage of net sales, amortization of intangible assets expense increased to 0.9% in the nine months ended September 30, 2015, compared to 0.2% for the same period in 2014.

Other (income) expense

Interest expense increased $2,099,000 to $2,986,000 in the nine months ended September 30, 2015, as compared to $887,000 for the same period in 2014. Interest expense attributable to the 5.50% Senior Notes was $1,513,000, including $211,000 of amortization of debt issuance costs for the nine months ended September 30, 2015, as compared to none for the same period in 2014. The remaining $586,000 increase in interest expense was principally attributable to an increase in the overall average amount outstanding on our revolving line of credit during the nine months ended September 30, 2015, as compared to the same period in 2014. Our average borrowings outstanding were approximately $97.1 million during the nine months ended September 30, 2015 as compared to approximately $55.1 million during the nine months ended September 30, 2014. Including our revolving line of credit and our term loan which was paid in full on April 29, 2015, our weighted average borrowing rate was 1.81% for the nine months ended September 30, 2015 as compared to 1.86% for the same period in 2014.

Our results for the nine months ended September 30, 2015 and 2014 included $50,000 and $3,782,000, respectively of income arising from a reduction in the valuation of contingent consideration liabilities as described above.

Private placement warrant income was $8,040,000 in the nine months ended September 30, 2015, as compared to income of $1,190,000 for the same period in 2014. The change in estimated fair value of the private placement warrants was attributable to fluctuations in the trading price of our common stock at each balance sheet date or upon the date that the warrants were exercised.

Remaining other expense was $260,000 and $109,000 in the nine months ended September 30, 2015 and 2014, respectively.

Income tax expense

Our income tax expense decreased $5,301,000 to $2,203,000 in the nine months ended September 30, 2015, as compared to $7,504,000 for the same period in 2014. Our reported income tax rate was 14.9% for the nine months ended September 30, 2015 and 35.9% for the same period in 2014. Excluding the effects of the change in the valuation of the private placement warrants, our reported income tax rates would have been 32.7% and 38.1% in the nine months ended September 30, 2015 and 2014, respectively. The lower income tax rate in 2015 was principally attributable to the additional income tax benefit arising from the true-up of the federal research tax credit computed and filed in our tax returns as compared to the income tax provision recorded on our books for the year ended December 31, 2014.

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

As of September 30, 2015, we had working capital of $155,866,000 compared to $114,955,000 as of December 31, 2014. Our working capital increase of $40,911,000 was attributable primarily to a $15,123,000 increase in accounts receivable, net from December 31, 2014, principally resulting from continued growth in our business and incremental sales attributable to our recent acquisitions. Cash on hand increased by $5,692,000 and accounts payable decreased by $16,934,000 principally arising from the timing of payments to suppliers. Also contributing to the increase in working capital was an $8,851,000 increase in our net inventory as well as a $722,000 increase in prepaid and other current assets. These increases to working capital were partially offset by an $8,857,000 increase in accrued compensation and benefits and other liabilities, a $1,667,000 decrease in the current portion of long-term debt and a $779,000 decrease in our income tax liability account. The increase in accrued compensation and liabilities was principally attributable to an $8,150,000 contingent consideration liability that we recognized in connection with our acquisition of Powertrain. Additionally, the decrease in the current portion of our long-term debt arose from the payoff of this obligation from the proceeds received from the 5.50% Senior Notes as previously discussed.

A limited number of our customers have payment terms which may extend up to 150 days. As of September 30, 2015 and December 31, 2014, our trade receivables included $8.3 million and $11.2 million, respectively, which represented aggregate customer account balances subject to these terms. Of these amounts, $5.1 million and $7.5 million at September 30, 2015 and December 31, 2014, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit, which funds our working capital as needed, these trade receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the nine months ended September 30, 2015

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the nine months ended September 30, 2015, we used $22,588,000 to fund our operations.

In the nine months ended September 30, 2015, we had net income of $12,574,000 and non-cash adjustments totaling $1,778,000, resulting in cash generated from operations of $14,352,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments favorably affecting our cash from operations in the nine months ended September 30, 2015 primarily included (i) $6,531,000 of depreciation and amortization, (ii) $854,000 of share-based compensation expense, (iii) $698,000 of inventory provisions, (iv) $625,000 of uncollectible receivable expense, (v) $453,000 of amortization expense recognized for the “step-up” valuation of certain inventory acquired through acquisitions, and (vi) $305,000 of non-cash interest expense. These increases were partially offset by income of $8,040,000 derived from an adjustment to the fair value of our private placement warrants in the nine months ended September 30, 2015. The remaining other non-cash adjustments totaled $352,000, none of which was individually significant.

Cash generated of $14,352,000 from our net income adjusted for non-cash items was offset by $36,940,000 of cash used by operating assets and liabilities in the nine months ended September 30, 2015. Our trade receivables increased by $10,605,000 as sales increased in the nine months ended September 30, 2015 as compared to the nine months ended December 31, 2014. We used $23,659,000 to pay down our trade payables since December 31, 2014 and our prepaid expenses and other assets increased $1,795,000. In addition, accrued compensation and benefits and other accrued liabilities and income taxes payable decreased $1,046,000 and $779,000, respectively since December 31, 2014. Nominally offsetting this cash used were decreases in inventory of $589,000 and an increase in other non-current liabilities in the nine months ended September 30, 2015.

Investing activities

Net cash used in investing activities was $42,057,000 in the nine months ended September 30, 2015. Cash used for acquisitions discussed above totaled $34,396,000 in the nine months ended September 30, 2015. The property and equipment additions accounted for $6,661,000 of cash used in the nine months ended September 30, 2015 for equipment as well as the build-out of a new and significantly larger facility to support our research and development activities. In addition, we contributed $1,000,000 representing an equity investment in a joint venture with a construction and utility equipment manufacturer headquartered in Incheon, South Korea.

Financing activities

We generated $70,337,000 of cash from financing activities for the nine months ended September 30, 2015. As discussed above, we issued unsecured 5.50% Senior Notes for which we received proceeds of $55,000,000 before transaction fees of $1,517,000. In addition, we generated cash of $21,031,000 from net borrowings under our revolving line of credit in the nine months ended September 30, 2015. We also realized an increase in cash arising from compensation costs deductible only for income tax purposes and arising from the issuance of our common stock under our 2012 Incentive Compensation Plan and the exercise of private placement warrants. These increases were partially offset by a $4,028,000 repayment of a term loan with an initial principal balance of $5,000,000 that was originally secured on April 1, 2014 as well as the payment of withholding taxes for the net settlement of share-based awards which vested in the nine months ended September 30, 2015. We also received $65,000 from the exercise of private placement warrants held by our investors.

Cash flows for the nine months ended September 30, 2014

Operating activities

For the nine months ended September 30, 2014, we used $13,450,000 to fund our operations.

In the nine months ended September 30, 2014, we had reported net income of $13,405,000, which, after adjustment for non-cash items of $1,776,000, resulted in net cash generated of $15,181,000 before considering changes in our operating assets and liabilities. Our significant non-cash adjustments in the nine months ended September 30, 2014, included (i) $3,132,000 of depreciation and amortization expense, (ii) $1,512,000 of deferred income taxes related to the decrease in the contingent consideration liability associated with the acquisition of 3PI, (iii) $982,000 of share-based compensation expense, (iv) $615,000 of inventory provisions, (v) $482,000 of expense recognized for the “step-up” valuation of certain inventory acquired in our acquisition of 3PI, and (vi) other non-cash increases of $275,000. These increases were partially offset by (i) $3,782,000 decrease in the contingent consideration liability as a result of the likelihood that 3PI will not achieve the expected financial performance measures set forth in the stock purchase agreement, (ii) $1,190,000 due to a decrease in the fair value of the private placement warrants liability, also arising from a decrease in the market value of our common stock, and (iii) other non-cash adjustments totaling $250,000, none of which was individually significant.

Cash generated of $15,181,000 from operations adjusted for non-cash expenses, was offset by $28,631,000 of cash used by changes in operating assets and liabilities in the nine months ended September 30, 2014, principally arising from the higher level of sales activity period over period.

Our inventories increased $23,398,000 as we built up our inventory, including strategic engine block purchases, to support current and future period sales. Our accounts receivable increased $21,917,000 as we realized continued sales growth in the nine months ended September 30, 2014 as compared to the prior nine months ended December 31, 2013. Prepaid expenses and other assets also increased $2,342,000 principally attributable to investments in our growth. We also used $133,000 in cash resulting in a net reduction of our other accrued liabilities, which includes our accrued compensation costs. Offsetting the cash used was a $19,549,000 increase in accounts payable to support our continued growth. The remaining other changes in the components of operating assets and liabilities resulted in net cash used of $390,000, none of which was individually significant.

Investing activities

Net cash used in investing activities was $49,221,000 in the nine months ended September 30, 2014. As discussed previously, we acquired 3PI on April 1, 2014 in a taxable transaction. We initially paid $44,122,000 for 3PI, net of cash acquired. Property and equipment additions accounted for $4,749,000 in the nine months ended September 30, 2014 and we also contributed an additional investment of $350,000 to our joint venture in China. In December 2012, we entered into a joint venture with MAT Holdings, Inc. for the purpose of manufacturing, assembling and selling certain engines into the Asian market. The joint venture initially provides for an investment of $1.2 million from each joint venture partner. Through September 30, 2014, our total investment into the joint venture was $850,000.

Financing activities

We generated approximately $63,967,000 of cash from financing activities for the nine months ended September 30, 2014. We generated cash of $56,115,000 from net borrowings under our revolving line of credit in the nine months ended September 30, 2014. We secured a term loan of $5,000,000 and received proceeds of $1,425,000 from the exercise of private placement warrants by our investors. We also realized an income tax benefit of $2,469,000 from compensation costs deductible only for income tax purposes and arising from the issuance of our common stock under our 2012 Incentive Compensation Plan. Offsetting these proceeds was (i) $555,000 for the installment payments due on our term loan, (ii) $361,000 in the payment of withholding taxes for the net settlement of share-based awards which vested in the nine months ended September 30, 2014, and (iii) $126,000 of fees paid in connection with the amendment of our credit facility with Wells Fargo Bank, National Association, as further discussed below under “Credit agreements.”

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

On September 30, 2014 and again on February 11, 2015, we further amended our credit facility with Wells Fargo Bank, National Association to increase our revolving line of credit facility to $100.0 million and $125.0 million, respectively (collectively with the Amended Wells Credit Agreement, the “Amended Wells Credit Agreement II”). The Amended Wells Credit Agreement II was scheduled to mature on June 28, 2018.

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

On April 29, 2015, we entered into an amended credit facility (“Amended Wells Credit Agreement III”) for the purpose of facilitating the issuance of the 5.50% Senior Notes (the “Senior Notes”), as described below, and this amendment provides for the earlier maturity of the Amended Wells Credit Agreement III to insure that the Amended Wells Credit Agreement III will come due before the Senior Notes are payable as described below. While the Senior Notes are outstanding, the Amended Wells Credit Agreement III will become due 75 days prior to the earliest date that a Special Mandatory Purchase Date (as defined in the Indenture agreement) may occur or 90 days prior to the final maturity date of the Senior Notes, as described in the Indenture agreement below. Accordingly, under the above terms, the Amended Wells Credit Agreement III will become due no earlier than March 15, 2017, but no later than January 31, 2018.

5.50% Senior Notes Due 2018

On April 24, 2015, we entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million in our unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, we entered into an indenture agreement (“Indenture”) dated April 29, 2015, by and among us, The Bank of New York Mellon, as Trustee, and our subsidiaries as guarantors. We received net proceeds of $53.5 million after initial transaction costs of approximately $1.5 million. The Senior Notes are unsecured debt of our Company and are effectively subordinated to our existing and future secured debt including the debt in connection with the Amended Wells Credit Agreement III. The Senior Notes have a final maturity date of May 1, 2018, provided that a mandatory offer by us to purchase the Senior Notes must be made on or prior to May 1, 2017 in the event we cannot or do not certify compliance with certain financial covenants as more fully described below. In that event, the date of purchase will be no earlier than May 30, 2017.

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

The Senior Notes have a Special Mandatory Purchase Date as described in the Indenture and summarized as follows. Upon the occurrence of the earlier of (I) March 15, 2017, if the Trustee has not received on or within five days prior to such date an officers’ certificate stating that (i) our pro forma consolidated EBITDA (as defined in the Indenture) is at least equal to or greater than $35.0 million for the most recent four full fiscal quarters for which financial statements are available as of such date and (ii) our consolidated pro forma ratio of consolidated EBITDA to fixed charges (as defined in the Indenture) is at least equal to or greater than 3.25 to 1.0 for the most recent four full fiscal quarters for which financial statements are available as of such date or (II) the date on which we notify the Trustee in writing (which date may be at any time on or after March 1, 2017 but on or prior to March 15, 2017) that we cannot or will not deliver such officers’ certificate, then, unless we have given on or prior to March 15, 2017 a notice of redemption of all of the Senior Notes, we will make a mandatory offer to purchase all of the Senior Notes at a purchase price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase in accordance with the procedures set forth in the Indenture.

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

Outstanding borrowings

As of September 30, 2015, $99.0 million of our outstanding borrowings under our revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.70% as of September 30, 2015. The remaining outstanding balance of approximately $61,000 as of September 30, 2015, had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $13.4 million at September 30, 2015. Our term loan was repaid on April 29, 2015.

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

In April of 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Although the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, we chose to early adopt as of June 30, 2015. We have presented the debt issuance costs associated with the issuance of our 5.5% Senior Notes as a direct deduction from the carrying value of the liability as of September 30, 2015. Refer to Note 9, “Debt”, to our unaudited condensed consolidated financial statements, for a further discussion related to the issuance of our 5.5% Senior Notes.

There were no additional new accounting pronouncements or guidance that have been issued or adopted by authoritative accounting organizations during the three months ended September 30, 2015, that we expect will have a significant effect on our unaudited condensed consolidated financial statements.

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

Risks Related to our Business and our Industry

•	The market for alternative fuel spark-ignited power systems may not continue to develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

•	Our 8.8 liter engine block is the first engine block manufactured in-house by our company, and may not be successful.

•	We may have difficulty managing the expansion of our operations.

•	We may not succeed with the expansion of our product into the on-road market.

•	New products, including new engines we develop, may not achieve widespread adoption.

•	Changes in environmental and regulatory policies could hurt the market for our products.

•	We currently face, and will continue to face, significant competition, which could result in a decrease in our revenue.

•	Our industrial OEM customers may not continue to outsource their power system needs.

•	We are dependent on certain products and industrial OEM market categories for a significant share of our revenues and profits.

•	We are dependent on relationships with our OEM customers and any change in our relationships with any of our key OEM customers could have a material adverse effect on our business and financial results.

•	We are dependent on relationships with our material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

•	We derive a substantial majority of our diesel power systems revenues from our relationships with Perkins and Caterpillar.

•	The quality and performance of our power systems are, in part, dependent on the quality of their component parts that we obtain from various suppliers, which makes us susceptible to performance issues that could materially and adversely affect our business, reputation and financial results.

•	We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability and cause us to accumulate excess inventory.

•	Changes in our product mix could materially and adversely affect our business.

•	Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

•	Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

•	The volatility of oil and gas prices may indirectly affect our stock price.

•	Price increases in some of the key components in our power systems could materially and adversely affect our operating results and cash flows.

•	Many of our power systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.

•	Our existing debt or new debt that we incur could adversely affect our business and growth prospects.

•	Our quarterly operating results are subject to variability from quarter to quarter.

•	If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

•	If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to sell our products and services.

•	We could suffer warranty claims or be subject to product liability claims, both of which could materially and adversely affect our business.

•	If we do not properly manage the sales of our products into foreign markets, our business could suffer.

•	If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

•	We may be adversely impacted by work stoppages and other labor matters.

•	Our business could be adversely affected by increased compensation costs, including those related to acquisitions.

•	Difficulties in attracting staff and retaining qualified personnel, including those related to acquisitions, could harm our business.

•	The loss of one or more key members of our senior management and the transition of new members of our senior management could harm our business.

•	Our products could become subject to additional emissions regulations under the EPA if our headcount exceeds threshold amounts codified under federal regulations in the U.S. and the compliance cost and development timing required to support these potential additional regulations could adversely affect our operating results.

•	Governmental regulation may adversely affect our existing and future operations and financial results, including harming our ability to expand or by increasing our operating costs.

•	We could be adversely affected by risks associated with acquisitions and joint ventures, including those in the Asian markets.

•	Failure to raise additional capital or to generate the significant capital necessary to continue our growth could reduce our ability to compete and could harm our business.

•	We are and will continue to be subject to foreign laws, rules and regulations as our business expands into these foreign markets and cannot be certain as to our continued compliance and costs related thereto.

•	We could become liable for damages resulting from our manufacturing activities.

•	We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

•	Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could have adverse effects.

•	Variability in self-insurance liability estimates could significantly impact our results of operations.

Risks Related to the Ownership of our Common Stock

•	We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements.

•	Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

•	The price of our stock may be volatile and may decline or be subject to fluctuations in value.

•	Future sales by us or our existing stockholders could depress the market price of our common stock.

•	Our actual operating results may differ significantly from our guidance.

•	We have discretion in the use of borrowings under our revolving line of credit and may use them in a manner in which our stockholders would not consider appropriate.

•	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

•	Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

•	If securities or industry analysts cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

•	We do not anticipate paying any dividends in the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily due to its outstanding balances under the Amended Wells Credit Agreement III. If interest rates were to fluctuate, there is a risk that any outstanding balance would be impacted by the prevailing rate, which may further impact our ability to repay the outstanding balance. A one percentage point increase or decrease in interest rates would increase or decrease our interest expense by approximately $991,000 annually based on our revolving line of credit outstanding as of September 30, 2015. Our 5.50% Senior Notes outstanding as of September 30, 2015 are fixed and not subject to changes in interest rates.

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

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information

The Company has rescheduled the 2016 Annual Meeting of Stockholders for April 28, 2016 at 10:00 a.m. central time. Therefore, in accordance with Rule 14a-8 under the Exchange Act, proposals of stockholders for the 2016 Annual Meeting of Stockholders will not be included in the proxy statement for that annual meeting unless the proposal is proper for inclusion in the proxy statement and is received by the Secretary of the Company at our principal executive offices not later than January 29, 2016.

Further, pursuant to Rule 14a-4(c)(1) under the Exchange Act, if stockholders desiring to bring business before the 2016 Annual Meeting of Stockholders, including proposals with respect to stockholder nominations of persons for election to the Board, other than business to be included in the Company’s proxy materials pursuant to Regulation 14a-8, fail to provide notice to the Secretary of the Company at our principal executive offices by February 26, 2016, the proxy for the 2016 Annual Meeting of Stockholders will confer discretionary authority to vote on such business.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: November 9, 2015	By:	/s/ Michael P. Lewis
Michael P. Lewis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

3.1	Amended and Restated Bylaws of Power Solutions International, Inc., dated August 13, 2015 (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 13, 2015 and filed with the Commission on August 18, 2015).

10.1*	SAR and Bonus Agreement, dated as of July 6, 2015, by and between Power Solutions International, Inc. and Eric A. Cohen (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated and filed with the Commission on July 8, 2015).

10.2*	Cooperation and Transition Agreement, dated October 4, 2015, by and between Power Solutions International, Inc. and Daniel P. Gorey (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 2, 2015 and filed with the Commission on October 6, 2015).

10.3*	Executive Employment Agreement, dated October 2, 2015, by and between Power Solutions International, Inc. and Michael P. Lewis (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated October 2, 2015 and filed with the Commission on October 6, 2015).

10.4*	Stock Appreciation Rights Agreement, dated October 19, 2015, by and between Power Solutions International, Inc. and Michael P. Lewis (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated October 19, 2015 and filed with the Commission on October 22, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.