Form 10-K
period 2015-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2016-02-26
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, par value $0.001 per share

Securities Registered Pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The aggregate market value of the common stock, par value $0.001 per share, of the registrant held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $252,013,780 based on the last reported sale price on The NASDAQ Capital Market on June 30, 2015 (although the total market capitalization of the registrant as of such date was approximately $580,599,613). Shares of the registrant’s common stock held by each executive officer and director and by each person who holds 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 22, 2016, there were 10,752,906 outstanding shares of the common stock, par value $0.001 per share, of the registrant.

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

Company Overview

We are a global producer and distributor of a broad range of high performance, certified low-emission, power systems that primarily run on non-diesel fuels such as natural gas, propane and gasoline, which are designed to meet emission standards of the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB). Our customers include large, multinational original equipment manufacturers (OEMs) of off-highway industrial equipment and on-road medium trucks and busses, and we are a sole source provider of alternative fuel power systems for many of these customers. Our industrial power systems are currently used by OEMs in a wide range of industries with a diversified set of applications, including, stationary electricity generators, oil and gas equipment, forklifts, aerial work platforms, industrial sweepers, arbor equipment, agricultural and turf equipment, aircraft ground support equipment, construction and irrigation equipment, and other industrial equipment.

Our power systems are highly engineered, comprehensive systems customized to meet specific industrial OEM application requirements and technical specifications, as well as requirements imposed by environmental regulatory bodies. Our power system configurations range from a basic engine block integrated with appropriate fuel system components to completely packaged power systems. We purchase engines from third party suppliers and produce internally-designed engines, both of which are then integrated into our power systems. A substantial portion of the components we integrate into our power systems consist of internally designed components and components for which we coordinate significant design efforts with third party suppliers; the remainder consist largely of parts that we source off the shelf from third party suppliers. We are able to provide our customers with a comprehensive, emission-certified or non-certified power system which can be incorporated, using a single part number, directly into a customer’s specified application.

Our alternative fuel power systems meet or exceed emission standards of the EPA and the CARB and represent a cleaner, and typically less expensive, alternative to diesel fuel power systems. While our power systems primarily run on alternative fuels, we also supply EPA and CARB emission-certified standard fuel power systems, and we are one of the largest suppliers of Perkins and Caterpillar diesel power systems under 275 horsepower. We expect that growth in domestic sales of our low-emission power systems will be driven by the substantial breadth of our emission-certified products, as well as increasing domestic and international demand for alternative fuel power systems given increasingly stringent engine emission regulations. We are also experiencing increasing demand for our power systems from international industrial OEMs that manufacture industrial equipment for the U.S. import market.

In addition to our emission-certified power systems, we produce and distribute non-emission-certified power systems for industrial OEMs for particular applications in markets without emission standards (for example, oil and gas equipment used in Canada). Approximately 73% of our net sales for 2015 consisted of sales of emission-certified products, of which approximately 57% consisted of sales of emission certified products for which we hold the applicable regulatory certification, 11% consisted of sales of alternative fuel power systems for which the supplier holds the applicable regulatory certification and 5% consisted of sales of diesel power systems for which the diesel engine supplier holds the applicable regulatory certification. Our remaining sales consisted of non-emission-certified power systems, integrated electrical power generation systems, parts and other components.

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

Industrial OEM power systems use internal combustion engines (both diesel and spark-ignited), as well as electric motors. Diesel engine systems, which use compression to initiate ignition to burn fuel, in contrast with spark-ignited engine systems which use a spark plug to initiate the combustion process, currently represent the dominant power systems, depending on the specific industrial application involved. For example, diesel powered equipment is generally used in outdoor industrial applications, while electric motors and alternative fuel, spark-ignited power systems are used for indoor industrial applications where carbon monoxide and air quality issues must be addressed. Both diesel power systems and electric motors have significant limitations. Diesel power systems present unique emission compliance challenges, while electric motors are often not feasible alternatives in industrial applications as a result of limitations on battery storage capacity. These challenges present opportunities to increase demand for spark-ignited power systems within the industrial OEM marketplace.

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

More stringent EPA and CARB emission regulations associated with diesel power systems have taken effect and are increasing both the cost and product footprint (in other words, the size of the power system) of diesel power products. Internal combustion engines generally produce emissions of carbon monoxide, unburned hydrocarbons (organic compounds consisting entirely of hydrogen and carbon that can be emitted as a result of incomplete fuel combustion and fuel evaporation), and oxides of nitrogen (highly reactive gases formed when oxygen and nitrogen in the air react with each other during combustion), and diesel engines produce particularly high levels of these pollutants. In addition, diesel engines produce particulate matter, which is among the areas of focus of these emission regulations. In 2004, the EPA adopted rules introducing Tier 4 emission standards which significantly reduce permitted emissions of oxides of nitrogen and particulate matter, and restrict hydrocarbon emissions, for off-road diesel engines of various sizes. The most recent standards adopted were initially implemented in 2008 and were phased in through 2015. As an example of the increasingly stringent standards to which diesel engines are subject, the most recent permitted levels, which began in 2012, of particulate matter for on-road diesel engines were reduced by approximately 90% from 2009 permitted levels. As a result, manufacturers and suppliers of diesel power systems, in comparison to spark-ignited power systems, face greater challenges in complying with the new emission regulations. A manufacturer of diesel power systems must expend significant resources to develop a compliant power system, often through incorporation of additional components into a power system to reduce levels of particulate and other emissions. These additional components increase the footprint of the diesel engine, as well. This can be a lengthy and expensive process. Based upon our experience with customers and suppliers, and on additional information provided by Power Systems Research, Inc., industrial OEMs are experiencing cost increases of between 30% and 100% for a comprehensive diesel power system with combustion and after-treatments incorporated to satisfy the new requirements. Furthermore, these emission regulations create not only a cost but also a footprint disadvantage for a diesel power system, when compared to a spark-ignited, emission-certified power system.

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

Increased Use of Alternative Fuels

A variety of market factors are contributing to the increased use of alternative (non-diesel) fuels and growth of alternative fuel technology, including economics, energy independence, environmental concerns, and the widespread availability of alternative fuels. Historically, the price of alternative fuels such as natural gas or propane has been substantially less than diesel, and alternative fuels generally produce lower amounts of toxic greenhouse gases and noxious emissions. In the United States, significant domestic propane and natural gas fuel reserves have been identified, and it is believed these reserves could satisfy much of the energy needs of the U.S. for many years. According to a 2013 report published by the Potential Gas Committee (PGC), a nonprofit organization composed of experts working in the natural gas field, the U.S. future natural gas supply at the end of 2012 was 2.7 trillion cubic feet (consisting of PGC’s assessments of technically recoverable resources combined with the U.S. Department of Energy’s latest determination of proved reserves), which represents an increase of 22.1% from 2010 levels as determined by PGC. The abundance of domestic natural gas resources is expected to increase U.S. energy independence by reducing oil imports from foreign countries. As a result of these market factors, we believe the use of alternative fuels will continue to grow and providers of equipment in industrial OEM categories, such as power generation, that rely significantly on coal and diesel fuel, will face increasing pressure to use alternative fuel power systems.

Additionally, the infrastructure supporting alternative fuels in the United States and Asia continues to expand. Further, the United States and some other countries have taken action to increase demand and support for alternative fuels, in an effort to reduce dependence on imported oil, capitalize on domestic natural gas reserves and reduce emissions from diesel engines. For example, the EPA has provided subsidies in the form of grants and other financing programs for the advancement of alternative fuel technologies (to date directed primarily towards on-road vehicles). Additionally, industry organizations, such as the Propane Education and Research Council, an organization authorized by the U.S. Congress with the passage of the Propane Education and Research Act, award grants to a wide variety of institutions, businesses, universities and government organizations for the continued research, development, demonstration and commercialization of alternative fuel technologies.

Industrial OEMs Outsourcing Research and Development of Power Systems

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

Our Competitive Strengths

For over 30 years we have had a history and reputation as a proven supplier of cost-effective, technologically advanced products to the industrial OEM marketplace. We believe that our technological superiority and the comprehensive nature of our product offerings position us to capitalize on developing trends in the industrial OEM markets and drive significant future growth.

Broad Range of Alternative Fuel Power Systems

Our power systems represent a broad range of emission-certified, alternative fuel products for industrial applications. We are one of only a few providers of industrial OEM products that meet, and in many cases produce emissions at levels significantly lower than, the emission standards of the EPA and CARB. Our alternative fuel engines range in size from under 1 liter to 22 liters and our power system configurations include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. We provide standardized fuel system and component technology across our entire range of emission-certified and non-certified power systems. As a result, our OEM customers are able to focus internal engineering and technical support resources, and train their personnel, on one standardized fuel system and one set of electronic controls employed throughout the range of power systems they acquire from us, and are able to reduce their product design and ongoing product support costs.

We believe our broad range of alternative fuel products strategically positions us to capitalize on the cost and packaging disadvantages associated with diesel power systems that are resulting from increased EPA and CARB emission regulations that are taking effect. Given the existing dominance of diesel power systems in the industrial OEM marketplace, even a minor shift in the marketplace from diesel to spark-ignited, alternative fuel power systems will represent a significant growth opportunity for us. Additionally, as international OEMs desire to supply industrial equipment products into the United States and must meet EPA and CARB emission requirements, we provide a fast, certain, cost-effective route for these foreign industrial OEMs to meet these emission requirements because we hold compliance certificates specific to our power systems. We have already secured commercial sales relationships with some of Asia’s largest industrial OEMs, and supply EPA and CARB compliant power systems to these industrial OEM customers for incorporation into their product lineups.

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

Additionally, our relationships with international OEM customers that supply their industrial equipment into the United States generate opportunities for us to further supplement our business. We believe that once one of our emission-certified power systems is engineered into a foreign industrial OEM’s product, that OEM is likely to also incorporate our power systems into its products that do not require emission-compliant power systems. This use by foreign industrial OEMs of our power systems for both their emission-certified and non-emission-compliant power system needs reduces ongoing engineering, aftermarket and field service support requirements, while supporting a product strategy that can easily be adjusted to any future worldwide changes in emission requirements. These relationships further provide us with growth opportunities beyond those dependent upon U.S. demand for emission regulated products, and solidify our supplier and partnership position with our foreign industrial OEM customers. Moreover, even if our relationship with an international OEM customer is limited to United States compliant power systems, we are able to provide additional emission-compliant power systems in the future as emission regulations for industrial equipment begin to emerge that align with regulations in the U.S.

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

Establish New Industrial OEM Relationships

We expect to strengthen our OEM customer base by developing new relationships with industrial OEMs. We seek to acquire new customers and gain new business from OEMs that we do not presently serve by focusing our marketing efforts toward these potential customers and capitalizing on our strong reputation; the depth, breadth and technological sophistication of our power systems; our commitment to customer service; and the cost savings we can offer. Emphasizing our experience and reputation in market categories in which our power systems are already well-established, such as power generation, we are focused on establishing new industrial OEM relationships and capturing a greater portion of the market share. We are also targeting new OEM customers in high-growth market categories, such as on-road and material handling applications, while maintaining and enhancing our penetration in market categories that are growing more slowly. As we gain traction in emerging and high growth markets that did not previously represent significant opportunities for our power systems, we plan to further focus our efforts on potential customers in those categories.

Expand Into New Geographic Markets

We are focused on expanding our business internationally with OEM customers that require EPA and CARB compliant power systems to access the U.S. market and for non-compliant systems used in products sold outside the U.S. In 2012, we entered into a China-based joint venture with MAT Holdings, Inc. for the purpose of manufacturing, assembling and selling certain engines into the Asian market, initially focusing on the forklift market. In late 2014, we entered into a joint venture with Doosan Infracore Co., Ltd., Doosan PSI, LLC, to design, develop, produce, market and distribute industrial gas power systems to the global power generation market outside of North America and South Korea. Furthermore, because we expect countries outside of the United States to implement emission regulations that are aligned with U.S. standards, we anticipate an opportunity to expand our relationships with industrial OEMs that supply emission-compliant products outside of the U.S. If such emission regulations are implemented consistent with our expectation, we anticipate being able to provide power systems to industrial OEMs that meet applicable foreign emission standards by leveraging our existing technology and experience in developing our EPA and CARB emission-certified products.

Develop New Products

By leveraging the deep industry experience of our engineering and new product development teams, we are working to broaden the range of our power system product offerings, including engine classes and the industrial OEM market categories into which we supply our products. We capitalize on our technologically sophisticated, in-house design, prototyping, testing and application engineering capabilities to further refine our superior spark-ignited power system technology. We plan to apply our experience and expertise in developing comprehensive, integrated green power systems to expand our spark-ignited alternative fuel offerings.

Selectively Pursue Complementary Strategic Transactions

We may enter into strategic transactions, such as acquisitions of, or joint ventures or partnerships with, companies that present complementary non-organic growth opportunities. Specifically, we will seek opportunities that extend or supplement our presence into new geographic markets or industrial OEM market categories, expand our customer base, add new products or service applications or provide significant operating synergies. During 2015, we acquired Powertrain Integration (Powertrain), a leading designer and integrator of engines for Class 3 through Class 7 medium duty trucks and busses for the North American and Asian market. This acquisition expands our customer base and provides a foray into medium duty truck platform space in the United States. During 2014, we acquired Professional Power Products, Inc. (“3PI”), a designer and manufacturer of large, custom engineered, integrated electrical power generation systems serving the global diesel and natural gas power generation market. This acquisition extends our global reach and broadens our product offerings. We believe that there may be additional domestic or international strategic opportunities available to us as the sophistication of technology and amount of resources necessary to develop and supply power systems that meet increasingly stringent emission standards continue to increase.

Expand into On-Road Markets

We have developed an internally designed, state-of-the-art, 8.8 liter fuel flexible engine that we sell into both the industrial market (off-road) and the truck and bus market (on-road). This unique engine has been designed to be easily integrated as a drop-in solution for both off-road and on-road OEM applications. During 2014, the EPA certified our 8.8-liter propane and natural gas fueled engine for on-road applications. This engine has a wide range of applications, including vocational trucks, school and transit buses, medium-duty delivery fleets, recreational vehicles, tow and utility trucks, and waste-hauling trucks. While competitive spark-ignited engines are typically derived from light duty pickup trucks, our 8.8L engine was designed specifically to replace a diesel engine. This requirement led us towards a purpose built, low-speed torque intensive power system with little crossover with light duty automotive applications. The resulting design can be bolted into the chassis where a more expensive diesel engine previously sat. This engine strategically positions us with a comprehensive range of powertrains for vehicles in the Class 3 through Class 7 truck and bus market and the aforementioned acquisition of Powertrain Integration has strengthened our position.

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

Our desire to expand our product and service offerings, coupled with the success of our strategy in the diesel marketplace, motivated us to move into the spark-ignited power systems marketplace. Beginning in the mid-1990s and continuing through today, we have applied our strategy to spark-ignited gasoline and alternative fuel products. In applying our extensive, prior experience developing power systems for our diesel power system OEM customers to the spark-ignited industrial OEM marketplace, and addressing the growing demand for diesel alternatives as a result of environmental and economic considerations, we have developed a comprehensive range of alternative fuel power systems. As a result, we have become a significant supplier of power systems to prominent OEM customers located throughout North America, as defined by the continent to which we ship a product. Sales to OEM customers located throughout North America represent approximately 91% of our net sales in 2015. We also sell our power systems to OEM customers located throughout the Pacific Rim (approximately 7% of our net sales in 2015) and Europe (approximately 2% of our net sales in 2015).

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

Format was incorporated in the state of Nevada on March 21, 2001 for the purpose of providing EDGARization service to various commercial and corporate entities. Due to the nominal operations and assets of Format, this reverse acquisition transaction was accounted for as a recapitalization.

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

Oil and Gas

The oil and gas market category includes oil field pumps/components, compressors, on-site power generation and other machines and equipment used in the production of oil and gas. Previously, OEMs competing in these markets were generally not concerned about fuel economy, cost of repair or efficiency of operation. Today, however, there is a growing focus in this market category on, and understanding of, the costs associated with down time, the value of fuel savings with more economical solutions and the benefits of using product portfolios with consistent fuel systems and aftermarket support. We provide a power generation system to completed wells that is significantly more cost competitive when compared to the cost of using diesel fuel or utility grid power. Our power systems are capable of burning free well-head gas, thereby providing a distinct opportunity for oil producers to save on their operating expenses which becomes more important as the cost per barrel of oil decreases, as has happened during 2015. When the price of oil declines, oil becomes a more favorable source of fuel in the short term and alternative fuel systems can suffer. Our focus is not with the rigs doing the drilling inherent in oil exploration and requiring significant capital costs, but on the completed wells where existing production is far less sensitive to oil price volatility than is exploration. We believe that our installed base of flare gas fueled generators to the existing number of wells leaves us with significant future opportunities for our power systems in this market category, especially as oil prices rebound.

We are continuing to develop relationships with oil and gas companies for their well head jacks, compressors and power generators. We provide pre-certified, as opposed to site-certified, power systems. Site certification is a tedious and costly process for oil and gas equipment OEMs that can take many hours to source components and integrate them into existing fuel system hardware (if even possible).

Material Handling — Forklift Trucks

The material handling market category includes forklift trucks and other mobile products used for movement, handling and storage of materials within a facility or at a specific location. We provide spark-ignited power systems into the high volume 1.5, 3.5 and 5 ton capacity forklift markets, and may expand production in the future to support the 8 and 10 ton forklift markets in connection with anticipated increases in diesel prices resulting from regulations on diesel engines that took effect in 2015.

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

We believe that our diesel power systems maintain a leading position in the market for wood chippers that use water-cooled engines. We believe the diesel regulations that took effect in 2015 have caused EPA Tier 4 diesel engine packages to become more expensive and, as a result, have opened the market for consideration of our gasoline and other alternative fuel engine packages.

Other Industry Categories

We provide power systems within other industrial OEM markets, including welding, airport ground support, agricultural, turf, construction and irrigation.

Power Systems for On-Road and Off-Road equipment

We have developed an internally designed, state-of-the-art, 8.8 liter fuel flexible engine that we sell into both the industrial market (off-road) and the truck and bus market (on-road). This unique engine has been designed to be easily integrated as a drop-in solution for both off-road and on-road OEM applications.

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

Product and Warranty Support

We provide technical support and training to our OEM customers. These services include in-plant training and support through web and phone based field service. Our dedicated team of product and application engineers delivers high quality, responsive technical support to our OEM customers. We further support our OEM customers by engaging regional providers to perform warranty service and offer support for our power systems. In general, we reimburse these third-party regional providers for the warranty services that they perform for our power systems.

Customers

Our customers include companies that are large, industry-leading and/or multinational organizations that demand best-in-class engineering support, automotive grade product quality and on-time delivery. We believe that the number of competitors capable of supporting not just the sophisticated technology requirements, but also the world class automotive engineering, quality and delivery requirements emphasized by industrial OEMs is limited. We are solidly positioned to capitalize on the diminishing base of suppliers capable of meeting these increasingly stringent customer expectations. In almost every industrial OEM category, we maintain a supplier relationship with two or more of the largest OEMs in that category.

Our depth of expertise, technical superiority and broad range of product offerings is the underlying basis for our position as a sole source provider of products to a majority of our OEM customers. Our strong customer base, which includes a diversity of customers across industry categories, provides a broad range of opportunities for continued growth.

Our arrangements with our customers, including our relationships with our industrial OEM customers in Asia, generally do not fix, on other than a short term basis with certain limited exceptions, pricing terms or quantities of our power systems to be sold. They also typically do not mandate exclusivity. Purchases are made by customers on a purchase order basis, with pricing of our power systems driven in large part by the volume of power systems purchased by a particular customer and market-based factors, including the price of raw materials and other components incorporated into our power systems, as well as prices for comparable power systems, if any, offered by our competitors.

Our largest customers, based upon our consolidated revenues in 2015, included Kohler and Hyster-Yale Materials Handling Group, Inc. (formerly NACCO Materials Handling Group Inc.), of which each represented more than ten percent of our 2015 consolidated net sales. Our relationships with these customers are all pursuant to terms and conditions substantially similar to the arrangements described above, including the manner in which prices are determined. Our largest customers change from time to time as a result of various factors, including prevailing market conditions, our customers’ strategies (such as their focus on marketing and sales efforts with respect to products into which our power systems are incorporated as compared to their other products) and our customers’ existing inventory of our power systems.

Operations and Research and Development

Design and Engineering / Research and Development

Our research and development efforts are market driven. Our sales team first meets to identify and define market requirements and trends and then communicates that vision to our engineering and new product development groups. Our engineering and new product development groups then review our existing power system portfolio and develop new solutions that build upon the technology within that portfolio. We maintain in-house design, prototyping, testing and application engineering capability, including specialists in EPA and CARB certification, fuel systems, electronics, cooling systems, mechanical engineering and application engineering. Our design and application engineering expertise and capabilities include expertise in (1) emissions compliance, (2) design and development of standardized and customized products for incorporation into industrial and on-road equipment, (3) three-dimensional solid modeling and finite element analysis, (4) computer-based modeling and testing, (5) rapid OEM product prototyping, (6) industrial OEM product retrofitting and testing and (7) support for application engineering and system integration.

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

Our research and development expenditures for our fiscal years 2015, 2014 and 2013 were approximately $19.1 million, $14.9 million and $9.4 million, respectively.

Manufacturing

We manufacture and assemble our products at our facilities in suburban Chicago, Illinois, Darien, Wisconsin and Madison Heights, Michigan. We customize our power systems to meet specific requirements of industrial OEM applications and the needs of our industrial OEM customers. We have recently invested in machining equipment to hone and finish our internally designed engine blocks, which are initially cast at a supplier’s foundry. We also design and manufacture large, custom engineered integrated electrical power generation systems for both standby and prime power applications. Our production operations encompass all aspects of manufacturing our power systems, which range from fitting a basic engine block with appropriate fuel system components to building a comprehensive power system that includes any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry.

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

Supplier Relationships

Engine and Component Suppliers

We have established relationships with suppliers for the engines to be integrated into our comprehensive power systems, the most significant of which are Doosan, Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co., Ltd. (“SAME”), General Motors and Perkins/Caterpillar. We also source our other power system components from third party suppliers. We coordinate design efforts with suppliers for some of our key components. In addition, we internally design other parts and components for our products, own the tooling for such parts and components and globally source them from a variety of domestic and global suppliers. Because we design many of our parts and components in-house, we are generally not limited in our choice of suppliers. As such, we are able to select our supplier relationships based upon a supplier’s reliability and performance.

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

We are also party to a supply agreement with Doosan, under which we purchase and distribute, on an exclusive basis, specified Doosan engines within a territory consisting of North and Central America. This supply agreement with Doosan automatically renews annually for successive one-year periods but may be terminated with six months’ written notice by either party prior to the end of the then-current term.

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

Sales and Marketing; Value-Added Resellers; Distribution

Sales and Marketing; Value Added Resellers

We employ a direct sales and marketing approach to maintain maximum interface with, and service support for, our OEM customers. This direct interface incorporates our internal technical sales representatives. In Asia, we currently complement our direct OEM relationships with a local, independent sales and product support organization. This local sales and support organization provides the necessary knowledge of local customs and requirements, while also providing immediate sales assistance and customer support. In general, we engage third parties to provide local service and support functions for our power systems sold to our domestic OEM customers on a case by case basis, as necessary. Further, as required by our agreement with Perkins, we have also established a service and support network in our territory, as described under “Supplier Relationships”, which provides various services to our customers that purchase power systems using Perkins engines, including warranty support, servicing of Perkins engines, technical support and parts support (including support for aftermarket parts).

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

Aftermarket Distribution

Our aftermarket and service parts distribution organization consist of three main sales and distribution programs:

•	OEM Customers With an In-House, Spark-Ignited Product Service Parts Program: For our OEM customers that maintain their own service parts distribution and product support programs, we supply them with the information and component products required to support an effective global OEM customer service parts program.

•	OEM Customers Without an In-House, Spark-Ignited Product Service Parts Program: For our OEM customers that do not maintain their own service parts distribution and product support programs, we maintain a web-based and internal sales-oriented global aftermarket and service parts distribution system for our spark-ignited product and ancillary components. Through this product support program that we provide on behalf of our OEM customers, we capitalize on market opportunities that exist outside of those associated with our OEM customer base.

•	Perkins Diesel Service Parts Program: We provide Perkins diesel service parts through a network of established service and parts organizations located throughout our distributor territory, as described above under “Supplier Relationships”.

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

Competition

We believe we are one of the few providers of comprehensive power systems to the industrial OEM market. However, the market for our products and related services is intensely competitive, subject to rapid change and sensitive to new product and service introductions and changes in technical requirements. Some competitors have longer operating histories, strong name recognition and significant financial and marketing resources. Competition in our markets may become more intense as additional companies enter them and as new technologies are adopted. Generally, we believe that the principal competitive factors for our business include the following:

•	Completeness and comprehensiveness of power systems;

•	Range of power systems employing a common technology platform;

•	Emissions regulation (EPA and CARB) compliance and certification;

•	Industry leading product and applications engineering;

•	Ease of installation;

•	Pricing and cost effectiveness;

•	Breadth of product offerings, including system power and fuel alternatives;

•	Ability to tailor power systems to specific customer needs;

•	Performance and quality; and

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

Government Regulation

Our Power Systems

Our power systems are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing exhaust emissions, evaporative emissions, Green House Gases (“GHG”) emissions, and noise. Our power systems are subject to compliance with all current regulatory standards imposed by the EPA, state regulatory agencies in the United States, including CARB, and other regulatory agencies around the world. Since our engines are sold into both off-road and on-road markets, we must ensure we are certified to the specific regulations within the applicable statutory segment. Both EPA and CARB have imposed specific regulations on engines used in both off-road equipment and on-road vehicles. These regulations generally serve to restrict exhaust emissions, with a primary focus on oxides of nitrogen, hydrocarbons and carbon monoxide. Exhaust emission regulations for engines used in off-highway industrial equipment vary based upon the use of the equipment into which the engine is incorporated (such as stationary power generation or mobile off-highway industrial equipment), and the type of fuel used to drive the power system. Similarly, on-road regulations from the EPA and CARB focus on the same exhaust constituents, however, GHG’s such as CO2 and methane are also regulated, and are required to demonstrate and certify sophisticated On-Board Diagnostics (“OBD”) monitors that ensure that the vehicle will remain emissions compliant over the useful life of the vehicle. We continue to make significant investments into the necessary intellectual property that supports full compliance of our engines now and into the foreseeable future.

The first EPA emissions regulations adopted for diesel engines, known as Tier 1, applied to diesel engines used in mobile off-highway applications in the U.S., and similar standards for diesel engines, known as Stage I regulations, were implemented thereafter in Europe. The EPA and applicable agencies in Europe have continued to develop emission regulations for diesel engines in the U.S. and Europe, respectively, and have adopted more restrictive standards. The current diesel engine emission requirements in the U.S are known as Tier 4 and are applicable to off-road diesel engines used in industrial equipment. Similarly, Europe has adopted more restrictive standards under its Stage IV regulations. Tier 4 and Stage IV regulations call for reductions in levels of particulate matter and oxides of nitrogen (by approximately 90% from current levels in a majority of power categories under the Tier 4 requirements). The phase-in of Tier 4 regulations commenced for the smallest engines (based on horsepower) at the beginning of 2008, and the final phase-in of Tier 4 regulations for engines of all sizes was completed in 2015. The phase-in of the Stage IV regulations commenced in 2014 and was completed in 2015. Because we do not sell diesel power systems in Europe, only the Tier 4 regulations directly impact any of our power systems. With respect to our power systems that use Perkins/Caterpillar diesel engines, Perkins/Caterpillar is responsible for all testing and manufacturing processes associated with obtaining original emission certification and continued compliance for its diesel engines. We are not responsible for emissions compliance on Perkins/Caterpillar products, and as a result, Perkins/Caterpillar is ultimately responsible for modifications to its engines necessary to meet these, and any future, emissions regulations. The EPA and CARB have similarly adopted regulations to reduce pollutant exhaust emissions for spark-ignited engines used in off-road equipment. In 2004, the EPA fully introduced Tier 1 exhaust emission regulations for mobile off-highway large spark ignited engines to control hydrocarbon, oxides of nitrogen and carbon monoxide following a phase in program that started in 2001. In 2007, the EPA introduced Tier 2 exhaust emission regulations for off-highway large spark ignited engines which further reduced hydrocarbon and oxides of nitrogen emissions by approximately 33% and carbon monoxide emissions by 91% over Tier 1. In 2010, CARB enacted new exhaust emission regulations for off-highway large spark-ignited engines, for California only, that further reduced hydrocarbon and oxides of nitrogen emissions by 68% over EPA Tier 2. In 2008, the EPA finalized and enacted New Source Performance Standards to regulate emission for stationary off-highway spark-ignited engines to control hydrocarbon, oxides of nitrogen, carbon monoxide and volatile organic compound.

Our entry into the on-road market began in 2013 with the development of our 8.8L power systems targeted for 2015 regulatory standards. In 2014, EPA and CARB certified our new engine as a Model Year 2015 product for propane and Compressed Natural Gas (CNG) fuels, and in 2015 we launched our first propane fueled engine for on-road application. To assist the adoption of alternative fueled vehicles in the marketplace, the EPA and CARB granted alternative fueled engines an exemption from OBD regulations until 2018. We have leveraged this exemption on our 8.8L certifications to date. Gasoline engines are not exempt from OBD regulations, therefore, we are in the process of full OBD certification for our gasoline 8.8L product. The knowledge gained from this development will be transitioned to our alternative fuel engines for 2018 when the exemption ends. In 2016, the EPA launched new GHG emission regulations. However, we are exempt from these new regulations since we are considered a small business (less than 1000 employees). As we grow, our exemption will sunset and our engines will be enhanced to meet all applicable GHG standards.

The initial and on-going certification requirements vary by power system application. Each application must undergo a series of rigorous and demanding tests to meet compliance with regulatory standards, including useful life, zero hours and durability testing to meet the appropriate regulatory standards.

Once a power system is certified, regulatory agencies impose ongoing compliance requirements on us, which include our testing newly produced power systems on a regular quarterly schedule to ensure ongoing compliance with applicable regulations. In addition, there are field audit requirements, which require the removal of power systems from service at specified stages of their useful lives to perform confirmatory exhaust emissions testing.

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

Employees

As of February 22, 2016, our workforce consisted of approximately 819 persons, including 4 part-time staff. Of this total, approximately 59 persons are individuals whose services we obtain through an arrangement with a professional employer organization and 144 persons are from individuals whose services we obtain through a temporary employment agency.

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

The discovery of any significant problems with these engines, or any of the other engines we develop, could result in recall campaigns, increased warranty costs, potential product liability claims, reputational risk and brand risk. More specifically, sales of our own internally developed engine could lead to significantly higher warranty costs to service this engine if it does not perform to expectations, as we would be unable to rely on a warranty provided by a third-party engine manufacturer. Additionally, any performance issues with our internally developed engine could also result in increased product liability claims, and we would be unable to rely on any indemnification provided by a third-party engine manufacturer. Potential losses could also arise from other unforeseen issues associated with the internal production of our own base engine block. For additional detail regarding the risk of introducing a new product such as our 8.8 liter engine, see “New products, including new engines we develop, may not achieve widespread adoption.” For additional detail regarding the risk of warranty costs and product liability claims, see “We could suffer warranty claims that could materially and adversely affect our business” and “We could become subject to product liability claims.”

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

As we begin to sell into these markets, we may expose ourselves to additional costs associated with on-road engine failures. These costs could be significant, not only if the vehicle into which the engine is installed becomes damaged, but because of the increased potential for injuries or fatalities that could arise from a malfunction or manufacturing defect in an engine used for on-road applications. Finally, we may face significantly increased competition in the on-road markets from competitors with longer operating histories, greater name recognition and greater financial and marketing resources than our current competitors in the off-road industrial markets. For additional detail regarding the competition faced by our company, see “We currently face, and will continue to face, significant competition, which could result in a decrease in our revenue.”

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

During fiscal 2015, a significant portion of our revenues were derived from sales of our power systems to be incorporated into equipment used in the power generation and forklift market categories, and we anticipate that sales of power systems in these market categories will continue to represent a significant portion of our revenues for the foreseeable future. We further believe that our growth may depend in a significant part upon our ability to increase sales of our power systems in the material handling and oil and gas market categories, as well as certain other industrial OEM categories. There can be no assurance that the material handling and oil and gas market categories, or any other industrial market category into which we sell our power systems, will grow as quickly or as significantly as we expect (if at all), or that the current, or any future, demand for our power systems in any of these market categories will not decrease.

We are dependent on relationships with our OEM customers and any change in our relationships with any of our key OEM customers could have a material adverse effect on our business and financial results.

Our power systems are integrated into our OEM customers’ equipment for subsequent sales and distribution to end-users of off-highway industrial equipment. Two and three of our customers represented more than 10% of our sales in 2015 and 2013, and 2014, respectively. We do not currently have formal, written agreements with certain of these customers or some of our other largest customers. There can be no assurance that our current material customers, or industrial OEMs in general, will continue manufacturing equipment that uses our power systems or, if they do manufacture such equipment, that the end-users of our OEM customers will choose to purchase products into which our power systems are incorporated. Any integration, design, manufacturing or marketing problems encountered by our OEM customers could adversely affect the demand for our power systems and the ability of our OEM customers to timely pay us amounts due for our products and services. Any change in our relationships with any of our key OEM customers, whether as a result of economic or competitive pressures or otherwise, including any decision by our OEM customers to reduce their commitments to purchase our power systems in favor of competing products, could have a material adverse effect on our business and financial results.

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

In addition to our internally produced engines, we source engines from third party suppliers. We have established relationships with these third party engine suppliers and other suppliers from which we source our components for our power systems. We are substantially dependent on our three key engine suppliers, General Motors, Perkins/Caterpillar, SAME and Doosan. Sales of our power systems incorporating engines from General Motors, Perkins/Caterpillar, SAME and Doosan represented approximately 37%, 5%, 14% and 24% of our total sales for fiscal 2015, respectively, and represented approximately 38%, 8%, 14% and 36% of our total sales for fiscal 2014, respectively. If any of these four engine suppliers were to fail to provide engines in a timely manner or to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or providing any such engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected. In addition, we currently source other important components used in our power systems, such as catalysts, engine controllers, fuel mixers, wiring harnesses, engine sensors and intake manifolds, from a limited number of suppliers. Much of the technology incorporated into these components that we source from a limited number of suppliers is technologically sophisticated, and we do not believe that our competitors have access to some of this sophisticated technology. Our business could be harmed by adverse changes in our relationships with our non-engine component suppliers, or if our competitors gain access to the technology. Further, if our suppliers are unable to provide components to us in a timely manner, or are unable to meet our quality, quantity or cost requirements, we may not in all cases be able to promptly obtain substitute sources. Any extended delay in receiving engines or other critical components could impair our ability to deliver products to our OEM customers.

We do not have formal, written agreements with many of our component suppliers. Most of our non-engine component supply agreements did not extend past the end of 2015. In any event, a component supplier may fail to provide components on a timely basis, or fail to meet our specifications or other requirements for a component, regardless of whether we have a written contract with such supplier.

We derive a substantial majority of our diesel power systems revenues from our relationships with Perkins and Caterpillar.

We derive a significant portion of our diesel power systems business from our distribution agreement with Perkins, our packaging and distribution agreements with Caterpillar engine dealers and our association with

Caterpillar. Our business with Perkins and Caterpillar represented approximately 7% and 10% of our revenues in fiscal 2015 and 2014, respectively. Any material change in our relationships with Perkins and Caterpillar, including the termination of our distribution agreement with Perkins, could have a material adverse effect on our business and financial results.

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

The volatility of oil and gas prices may affect our stock price.

While our company develops alternative fuel spark-engine power systems for off-road industrial equipment and the 8.8 liter engine for on-road vehicles, we may be affected by the price of oil and gas. The investing public may categorize our stock with other fuel or alternative energy stocks, thus the volatility of the price of oil and gas may affect the price of our stock. In particular, when the price of oil declines, oil becomes a more favorable source of fuel in the short term and alternative fuel and energy producers suffer as a result. This, as with any commodity volatility, will occur from time to time and may adversely affect the price of our stock.

Also, certain of our products are used in the oil and gas industry, primarily in support of operating wells and not exploration activities. At times of severely depressed energy prices, such as have recently occurred, oil and gas producers can and do curtail capital expenditures, sometimes sharply. In addition, oil and gas producers may cease or suspend production at well sites that have or are likely to become unprofitable. As a result, sales of our products could be severely impacted during periods of a prolonged depression in energy prices which could have a material adverse effect on our financial condition and results of operations.

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

We are required to meet certain obligations under a credit agreement with Wells Fargo Bank, NA. and an indenture with respect to our 5.50% Senior Notes. Failure or inability to meet such obligations under our current credit agreement, indenture or any new credit facility could materially and adversely affect our business. In addition, our debt obligations could make us more vulnerable to adverse economic and industry conditions and could limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in current and potential future credit and debt agreements and indenture have important consequences, including:

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

More specifically, pursuant to our current credit agreement with our senior lender, we have agreed to certain financial covenants, including maintaining certain ratios between our adjusted earnings before interest, taxes, depreciation and amortization and our fixed charges. In addition, our current credit agreement places limitations on our ability to make acquisitions of other companies and our current credit agreement and our indenture restrict our ability to incur additional indebtedness. Any failure by us to comply with the financial covenants set forth in our current credit agreement in the future, if not cured or waived, could result in our senior lender accelerating the maturity of our indebtedness or preventing us from accessing availability under our credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

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

In addition, our foreign sales subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act (“FCPA”), and comparable foreign laws and regulations which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Safeguards that we may implement to discourage these practices could prove to be ineffective, and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice and overseas regulators. Any of these factors, or any other international factors, could impair our ability to effectively sell our power systems, or other products or services that we may develop, outside of the U.S.

If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

We operate our business, including all of our production and manufacturing processes, out of facilities that are located in West Suburban Illinois, Darien, Wisconsin and Madison Heights, Michigan. If damaged, our facilities, our manufacturing lines, the equipment we use to perform our emission certification and other tests and our other business process systems would be costly to replace and could require substantial time to repair or replace. We are particularly subject to this risk because of the current geographic concentration of our facilities in Wood Dale, Illinois which accounted for over 83% of our fiscal 2015 net sales. Our facilities may be harmed or rendered inoperable by natural or man-made disasters, including inclement weather, earthquakes, wildfires, floods, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to efficiently operate our business for some period of time. In addition, such events may temporarily interrupt our ability to receive engines, fuel systems or other components for our power systems from our suppliers and to have access to our various production systems necessary to operate our business. Our insurance covering damage to our properties and the disruption of our business may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Our business could be adversely affected by increased compensation costs or difficulties in attracting staff for our business including those related to our acquisitions.

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

Our success and future growth depends to a significant degree on the skills and continued services of our management team, in particular Gary Winemaster, our Chief Executive Officer and President, Eric Cohen, our Chief Operating Officer and Michael Lewis, our Chief Financial Officer, as well as other members of management and key employees of our affiliates and subsidiaries. The loss of any of our key members of management could inhibit our growth prospects, limit our acquisition and joint venture opportunities or impede upon our integration of acquired businesses, technologies services or products, including Powertrain Integration, LLC and Professional Power Products, Inc. Our future success also depends in large part on our ability to attract, retain and motivate key management, engineering, manufacturing and operating personnel. As we develop additional capabilities, we may require more skilled personnel. Given the highly specialized nature of our power systems, these personnel must be highly skilled and have a sound understanding of our industry, business and our technology. The market for such personnel is highly competitive. As a result, we may not be able to continue to attract and retain the personnel needed to support our business.

Our products could become subject to additional emissions regulations under the EPA if our headcount exceeds threshold amounts codified under federal regulations in the U. S and the compliance cost and development timing required to support these potential additional regulations could adversely affect or operating results.

We currently qualify for an exemption for Phase I Greenhouse Gas Emissions under 40 CFR Section 1036.150(d). Failure to qualify for this exemption could have a material adverse effect on our ability to sell our products to some of our largest customers. While we are aware of and are planning to comply with such regulations should the regulations change or if the exemption is no longer available, the cost and development of compliance could adversely affect our operating results.

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

We may be subject to some or all of the risks and uncertainties described above in connection with our acquisition of Professional Power Products, Inc., particularly because it was the first acquisition we completed, or any of the acquisitions made during 2015. See Note 3, “Acquisitions”, to our consolidated financial statements for further details. The economic benefits, cost savings and other synergies that we anticipate as a result of that transaction may not be fully realized or may take longer to realize than we expect. Furthermore, the operating results of these acquisitions may be more volatile and less predictable than those of our core business. In addition, we incurred substantial additional indebtedness to finance the cash purchase price we paid to acquire these operations, reducing our capacity to borrow additional amounts and requiring us to dedicate a greater percentage of our cash flow from operations to payments on our debt, thereby reducing the cash resources available to us to fund capital expenditures, pursue other acquisitions or investments in new technologies and meet general corporate and working capital needs. This increased indebtedness may also limit our flexibility in planning for, and reacting to, changes in or challenges relating to our business and industry.

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

We may need to raise additional capital in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. Our current credit facility and our indenture governing our 5.50% Senior Notes contain covenants restricting our ability to enter into additional debt financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and capital resources — Credit agreement” for a description of our credit facility and indenture. We may offer and sell up to $150,000,000 of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, stock purchase contracts and units under a universal shelf registration statement. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness, and take other actions that would otherwise be in the interests of our stockholders and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not, among other things, be able to:

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

We are subject to various types of taxes in the U.S., as well as foreign jurisdictions into which we supply our products. The determination of our provision for income taxes and other tax accruals involves various judgments, and therefore the ultimate tax determination is subject to uncertainty. Also, changes in tax laws, regulations, or rules may adversely affect our future reported financial results, may impact the way in which we conduct our business, or may increase the risk of audit by the Internal Revenue Service or other tax authority. In addition, in our normal course of business, we are subject to Internal Revenue Service audit or other audit by state, local and foreign tax authorities. The final determinations of any tax audits in the U.S. or abroad could be materially different from our historical income tax provisions and accruals. If any taxing authority disagrees with the positions taken by us on our tax returns, we could incur additional tax liabilities, including interest and penalties.

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

The Company has significant goodwill and amortizable intangible assets. An impairment of goodwill or amortizable intangible assets could result in a significant charge to earnings.

In accordance with generally accepted accounting principles, we test goodwill for impairment at least annually and review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill would also be tested for impairment when factors might indicate that the carrying value may not be recoverable. One such factor may be reduced cash flow estimates. Another factor could be a sustained decline in our stock price which reduces our market capitalization below our book value. We would be required to record a charge in the financial statements during the period in which any impairment of goodwill or amortizable intangible assets is determined.

Impairment charges could have a material adverse effect on the Company’s operating results.

Future events may occur that might adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base, a material adverse change in our relationship with significant customers or business partners, or a sustained decline in our stock price.

We evaluate the impact of economic and other developments on the Company. We currently utilize market capitalization to assess the fair value of the Company. If our total market capitalization is below reported consolidated stockholders’ equity at a future reporting date and for a sustained period, we would consider this an indicator of potential impairment of goodwill. As a result, we may be required to perform additional impairment tests based on changes in the economic environment and other factors, to corroborate an initial indication of impairment, and such corroboration could result in an impairment charge at that time.

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

Furthermore, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, including the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. These assessments must include disclosure of identified material weaknesses in our internal control over financial reporting. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Testing and maintaining internal control over financial reporting involves significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to continue to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common stock.

In prior periods, as a “smaller reporting company,” we were able to take advantage of an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. As we no longer qualify as a smaller reporting company, compliance with these auditor attestation requirements have required additional costs and significant time and resources from our management and finance and accounting personnel. See “Item 9A. Controls and Procedures,” for Management’s Report on Internal Control Over Financial Reporting.

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

As of February 22, 2016, Gary Winemaster, our Chairman of the Board, Chief Executive Officer and President, and Kenneth Winemaster, Senior Vice President, beneficially owned in the aggregate approximately 56.29% of our outstanding shares of common stock. On a fully-diluted basis, assuming the exercise of all outstanding warrants and outstanding stock appreciation rights, such individuals beneficially owned in the aggregate approximately 53.68% of our outstanding shares of common stock. As of February 22, 2016, Gary Winemaster alone beneficially owned approximately 36.02% of our outstanding shares of common stock. On a fully diluted basis, assuming the exercise of all outstanding warrants and outstanding stock appreciation rights, Gary Winemaster alone beneficially owned approximately 34.34% of our outstanding shares of common stock.

As a result of Messrs. Winemasters’ beneficial ownership of a significant majority of our outstanding shares of common stock, these stockholders can exercise control over matters requiring stockholder approval, including the election of directors, amendment of our articles of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions impossible without the support of these stockholders.

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

Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. We may offer and sell up to $150,000,000 of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, stock purchase contracts and units and certain selling stockholders may offer to sell up to 500,000 shares of common stock under a universal shelf registration. If we or our existing stockholders sell a large number of shares of our common stock, or if we sell additional securities that are convertible into common stock, in the future, the market price of our common stock similarly could decline. Further, even the perception in the public market that we or our existing stockholders might sell shares of common stock could depress the market price of our common stock.

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

The payment of dividends is currently restricted by our credit agreement with Wells Fargo Bank, N.A. and the indenture governing our 5.50% Senior Notes with a final maturity in 2018. We intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Because we do not anticipate paying dividends in the future, the only opportunity to realize the value of our common stock will likely be through an appreciation in value and a sale of those shares. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which a stockholder purchased his, her or its shares.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We operate within approximately an aggregate of 818,000 square feet of space in four facilities located in the Chicago, Illinois area, one located in Darien, Wisconsin and one located in Madison Heights, Michigan. The following table lists the location of each of our six facilities materially important to our business (one of which we own, and the others of which are leased by us), that facility’s principal use, the approximate square footage of that facility, and the current lease expiration date (to the extent applicable):

Location	Principal Use	Square Footage	Lease Expiration
Wood Dale, Illinois	Research & Development	42,000	Owned
Darien, Wisconsin	Company Offices; Finance; Human Resources; Production; Warehousing & Distribution; Sales Support	134,000	March 31, 2021
Wood Dale, Illinois	Executive Offices; Production; Warehousing & Distribution; Sales Support	261,000	July 31, 2018
Wood Dale, Illinois	Corporate Offices; Finance; Human Resources; Production Warehousing	116,000	July 31, 2018
Itasca, Illinois	Research & Development; Production	197,000	July 31, 2023
Madison Heights, Michigan	Company Offices; Production; Warehousing & Distribution; Sales Support; Finance; Human Resources	47,000	September 30, 2016

The facilities collectively house our manufacturing operations. As noted above, we have expanded the square footage in which we operate and believe our newly expanded facilities are adequate to meet our current and future needs.

Item 3.	Legal Proceedings.

From time to time, in the normal course of business, we are a party to various legal proceedings. We do not expect that any currently pending proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The NASDAQ Capital Market under the symbol PSIX. The table below sets forth the high and low sale prices per share of our common stock on The NASDAQ Capital Market for the last two fiscal years.

	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$66.61	$40.83
Second Quarter	$69.79	$49.28
Third Quarter	$54.44	$22.09
Fourth Quarter	$28.92	$16.75
Fiscal Year Ended December 31, 2014
First Quarter	$87.40	$56.53
Second Quarter	$88.96	$66.03
Third Quarter	$79.50	$58.03
Fourth Quarter	$74.57	$43.74

As of February 22, 2016, the last reported sale price for our common stock on The NASDAQ Capital Market was $10.76 per share.

Holders

As of February 22, 2016, there were approximately 32 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of dividends is currently restricted by our credit agreement with Wells Fargo Bank, National Association and the indenture governing our 5.50% Senior Notes due 2018. We intend to retain our future earnings to support operations and to finance expansion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreements” below for a further discussion regarding restrictions on the payment of dividends under our credit facility and indenture.

Securities Authorized for Issuance Under Compensation Plans

See Item 12, Securities Authorized for Issuance Under Compensation Plans.

Performance Graph

Comparison of the Russell 2000 and our Peer group

The basis of comparison is a $100 investment at April of 2012 in each of: (i) Power Solutions International, Inc., (ii) our Peer Group (which consists of Westport Innovations, Inc., Fuel Systems Solutions, Inc. and Woodward, Inc.), and (iii) the Russell 2000. The Company believes the companies included in this index provide the most representative sample of enterprises that are in primary lines of business that are similar to Power Solutions International, Inc. The above graph, including the related table is not “soliciting material,” is not deemed to be “filed” with the SEC and is not incorporated by reference in any of our filings under the Securities Act or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Issuer Purchases of Equity Securities

During the fourth quarter of the year ended December 31, 2015, we did not make any repurchases of equity securities.

Item 6.	Selected Financial Data.

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Results of operations data
Net sales	$389,446	$347,995	$237,842	$202,342	$154,969
Operating income	9,195	26,044	14,967	12,316	9,805
Income (loss) before income taxes	13,890	34,539	(14,001)	10,845	6,834
Net income (loss)	$14,278	$23,726	$(18,760)	$6,702	$4,061

Undistributed earnings	$14,278	$23,726	$(18,760)	$6,702	$4,061

Undistributed earnings allocable to Series A convertible preferred shares	$—	$—	$—	$—	$2,513

Undistributed earnings allocable to common shares	$14,278	$23,726	$(18,760)	$6,702	$1,548

Weighted-average common shares outstanding (a)
Basic	10,808,005	10,706,780	9,779,457	9,068,846	3,512,534
Diluted	11,073,647	11,131,617	9,779,457	9,068,846	3,512,534
Earnings per share – basic Common shares	$1.32	$2.22	$(1.92)	$0.74	$0.44
Earnings per share – diluted Common shares	$0.45	$1.58	$(1.92)	$0.74	$0.44

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Balance sheet data
Total assets (b)	$359,936	$262,637	$126,619	$90,765	$71,083
Total liabilities	253,639	171,838	76,198	68,031	55,759
Long-term obligations (c)	154,377	95,790	43,813	35,367	3,917
Common stockholders’ equity	106,297	90,799	50,421	22,734	15,324

(a)	On July 16, 2013, the Company closed an underwritten public offering of 2,005,000 shares of its common stock at a price to the public of $35.00 per share. The Company sold 1,050,000 shares of its common stock, and certain selling stockholders, sold 955,000 shares of common stock in the offering. The proceeds to the Company, net of the underwriter’s fees and expenses, were $34,530,000 before deducting offering expenses of approximately $514,000 paid by the Company. The Company did not receive any proceeds from the sale of the shares by the selling stockholders.

(b)	During 2015 and 2014, the Company made four acquisitions collectively. Refer to Note 3, “Acquisitions” to the consolidated financial statements, for a further discussion of these acquisitions.

(c)

Prior to 2012, the Company’s revolving line of credit was required to be classified as a current liability on its consolidated balance sheet. The revolving line of credit was classified as a long-term obligation as of December 31, 2012 and thereafter on the Company’s consolidated balance sheet. Accordingly, the long-term obligation amount reported herein as of December 31, 2011 excludes the revolving line of credit. The revolving line of credit was $97,299,000, $78,030,000, $17,933,000, $30,942,000 and $19,666,000 as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively. On April 24, 2015, the Company entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million of the Company’s unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, the Company entered into an indenture agreement dated April 29,

2015, by and among the Company, The Bank of New York Mellon, as Trustee, and the Company’s subsidiaries as guarantors. The Company received net proceeds of $53,483,000 after financing costs of $1,517,000. Refer to Note 8, “Debt” to the consolidated financial statements, for a further discussion of this long-term obligation.

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

Overview

Organization

We design, manufacture, distribute and support power systems and large custom-engineered integrated electrical power generation systems for industrial OEMs across a broad range of industries including stationary electricity power generation, oil and gas, material handling, aerial work platforms, industrial sweepers, arbor, welding, airport ground support, turf, agricultural, construction and irrigation. We also develop and deliver power systems aimed at on road-markets including medium duty fleets, delivery trucks, school buses and garbage trucks. Our engineering personnel design and test power system solutions and components supporting those solutions. We operate as one business and geographic operating segment. Accordingly, the following discussion is based upon this presentation.

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

Cost of sales

We manufacture and assemble our products at our primary facilities in suburban Chicago, Illinois, Darien, Wisconsin and Madison Heights, Michigan. Materials used to manufacture and assemble our power systems account for the most significant component of our costs. Our cost of sales includes, labor, freight, depreciation and other inventoriable costs such as allocated overhead. Additionally, we also include the costs to procure materials and service our products as components of our cost of sales.

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

Other (income) expense

Other (income) expense includes interest expense on our revolving line of credit and other obligations upon which we pay interest, changes in the valuation of the warrants issued in the private placement that closed on April 29, 2011, and other pre-tax transactions. The change in the valuation of our private placement warrants liability is based upon fluctuations in the market price of our common stock which can vary significantly from period to period. Other (income) expense may also include other non-operating expenses from time to time, such as a loss on debt extinguishment, valuation adjustments associated with acquisition activity, and other matters which are not otherwise considered operating income or expense.

2015 Significant developments

5.50% Senior Notes Due 2018

On April 24, 2015, we entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million in unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, we entered into an indenture agreement dated April 29, 2015, by and among us, The Bank of New York Mellon, as Trustee, and our subsidiaries as guarantors. We received net proceeds of $53,483,000 after financing costs of $1,517,000. The Senior Notes are unsecured debt of our Company and are effectively subordinated to our existing and future secured debt including the obligation under our revolving line of credit. The Senior Notes have a final maturity date of May 1, 2018, subject to earlier mandatory repurchase, under certain circumstances, as more fully described below under, “Credit Agreements, 5.50% Senior Notes Due 2018”.

Acquisition of Powertrain Integration, LLC

On May 4, 2015, we entered into an Asset Purchase Agreement (“APA”) with Powertrain Integration, LLC (“Powertrain”) and its owners, to acquire the assets of Powertrain. Powertrain provides on-road powertrain solutions, including systems, components and services for niche OEM automakers and fleets. Powertrain also specializes in alternative-fuel as well as gasoline and diesel systems and offers design, engineering, testing and production capabilities to deliver one-stop vehicle integration. The acquisition was completed on May 19, 2015. The cash consideration paid, net of working capital adjustments totaled $20,776,000. We also recorded an initial liability of $8,200,000 as of the date of acquisition representing the contingent consideration associated with the Base Earn-out Payment and Additional Earn-out Payment for a provisional aggregate purchase price of $28,976,000. As of December 31, 2015, the Base Earn-out Payment and The Additional Earn-out Payment were finalized at $8,248,000. The additional liability was recorded as an adjustment within “Other (income) expense” within our consolidated statement of operations for the year ended December 31, 2015.

We have accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed was allocated to goodwill. The acquisition of Powertrain has been accounted for as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities were assumed to be the same at the date of acquisition, and therefore, a provision for deferred income tax was not recorded in connection with the purchase price allocation, and the excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. Refer to Note 3, “Acquisitions” to our consolidated financial statements, for a further discussion of the acquisition. The acquisition was funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 8, “Debt”, to our consolidated financial statements.

Acquisition of Bi-Phase Technologies, LLC

On May 1, 2015, we acquired all of the membership interests in Bi-Phase Technologies, LLC, a Minnesota limited liability company (“Bi-Phase”) and wholly-owned subsidiary of TPB, Inc., a Minnesota corporation. Bi-Phase is engaged in the design and manufacture of liquid propane electronic fuel injection systems to allow for the conversion of vehicles from gasoline to propane. The purchase price was $3,500,000 plus certain working capital, assumption of certain liabilities and Earn-out Payments as defined in the Membership Interest Purchase Agreement. The cash paid was $3,885,000 which represented the purchase price of $3,500,000 plus an adjustment for working capital. We also recorded a contingent consideration liability of $540,000, representing an estimate of the Earn-out Payments expected to be payable in connection with the acquisition of Bi-Phase. This contingent consideration, payable to TPB, Inc., is based upon sales of Bi-Phase fuel systems over a period of three to five years. Accordingly, the aggregate purchase price approximated $4,425,000.

We have accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed was allocated to goodwill. The acquisition of Bi-Phase was accounted for as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities were assumed to be the same at the date of acquisition, and a provision for deferred income tax was not recorded in connection with the purchase price allocation. The excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. Refer to Note 3, “Acquisitions” to our consolidated financial statements, for a further discussion of the acquisition. The acquisition was funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 8, “Debt”, to our consolidated financial statements.

Acquisition of Buck’s

On March 18, 2015, we acquired all of the membership interests in Buck’s Acquisition Company, LLC (“Buck’s”) from UE Powertrain d/b/a Buck’s Engines and United Holdings, LLC, for cash of $9,735,000. Buck’s is a manufacturer of alternative-fuel engines for industrial markets and was formerly a product line of United Engines, LLC. Buck’s supplies a range of alternative-fuel engines that run on natural gas, propane and liquid propane gas fuels. Buck’s targets an extensive range of industrial applications, including irrigation, gas compression, oil production, industrial equipment, power generation, mobile equipment, wind turbines, and re-power applications.

We have accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed was allocated to goodwill. The acquisition of Buck’s was accounted for as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities were assumed to be the same at the date of acquisition, and a provision for deferred income tax was not recorded in connection with the purchase price allocation. The excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. Refer to Note 3, “Acquisitions” to our consolidated financial statements, for a further discussion of the acquisition.

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

2014 Significant developments

Acquisition of Professional Power Products, Inc.

On April 1, 2014, we acquired Professional Power Products, Inc. (“3PI”), a designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural gas power generation markets. We acquired all of the issued and outstanding stock of 3PI for an initial cash purchase price of approximately $45.4 million, including cash acquired of approximately $1.3 million, and agreed to pay additional consideration of between $5.0 million and $15.0 million in shares of our common stock, valued at $76.02 per share (i.e., between 65,772 and 197,316 shares), based upon, and following the final determination in accordance with the Stock Purchase Agreement of, the 2014 3PI EBITDA (as defined in the Stock Purchase Agreement). As of the date of acquisition, this consideration was valued at $8.9 million, and accordingly the total consideration payable for 3PI was valued at $54.3 million and subsequently adjusted to $54.5 million under the terms of the Stock Purchase Agreement. The consideration payable in shares of the company’s common stock consisted of (i) fixed consideration (65,772 shares of our common stock) and (ii) contingent consideration (i.e., between 65,772 shares and 131,544 shares of our common stock). The Stock Purchase Agreement included a provision by and among us and the sellers to treat the purchase of the 3PI stock as an acquisition of assets for income tax purposes. As of December 31, 2014, 3PI’s EBITDA was less than the minimum amount as defined in the Stock Purchase Agreement and as a result, the liability arising from the contingent consideration of $3,840,000 was reversed into income in the year ended December 31, 2014.

Amended credit agreement and term loan

To facilitate the acquisition of 3PI, on April 1, 2014, we entered into an amended credit agreement with Wells Fargo Bank, National Association to increase our revolving line of credit from $75.0 million to $90.0 million and added a secured $5.0 million term loan, among other things. See Note 8, “Debt”, to our consolidated financial statements and below under “Credit agreements” for further detail relating to the financing associated with the acquisition. On September 30, 2014 and again on February 11, 2015, we further amended our $90.0 million credit facility with Wells Fargo Bank, National Association to increase our revolving line of credit facility to $100.0 million and $125.0 million, respectively. See “Liquidity and Capital Resources — Credit Agreements” for further discussion of the credit agreement with Wells Fargo Bank, National Association.

Factors affecting comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

5.50% Senior Notes due 2018

As discussed above, we entered into a purchase agreement for a private sale of an aggregate amount of $55.0 million in unsecured 5.50% Senior Notes. We received net proceeds of $53,483,000 after financing costs of $1,517,000. As a result, interest expense related to the Senior Notes included in “Interest expense” was $2,379,000 for the year ended December 31, 2015 as compared to none in the comparable periods in 2014 and 2013.

Acquisitions

Our consolidated financial statements for the year ended December 31, 2015, include the results of operations of the three acquisitions which we completed during 2015, Powertrain, Bi-Phase and Buck’s. The cash paid for the acquisition of these businesses was $34,396,000 for the year ended December 31, 2015. In addition to the receivables and inventories acquired, we also recognized amortizable intangible assets of $14,540,000, $700,000 and $600,000 for customer relationships, developed technology and backlog, respectively, plus goodwill of $17,720,000 in connection with these acquisitions.

On April 1, 2014, we acquired Professional Power Products, Inc. As a result of this acquisition, the consolidated results of operations for the year ended December 31, 2015 include 3PI for the entire year while the consolidated results of operations for the year ended December 31, 2014 do not include any operating results attributable to 3PI for the first quarter of 2014 or any of 2013.

See Note 3, “Acquisitions” to our consolidated financial statements for a further discussion of our acquisitions during 2015 and 2014.

Acquisition expenses

We incurred total transaction costs, including due diligence expenses related to acquisition activities of $526,000, excluding lease termination expenses discussed below, for the year ended December 31, 2015, respectively, all of which was recognized as an expense classified within general and administrative expense. We incurred $811,000 of such costs related to acquisitions in 2014 all of which was recognized as an expense within general and administrative expense for the year ended December 31, 2014. We did not incur any such costs related to acquisitions for the year ended December 31, 2013.

In connection with the acquisition of Bi-Phase and Buck’s we assumed the lease obligations of the facilities in which these entities operated. During 2015, we exited these facilities. However, the leases are on-going beyond December 31, 2015. As such, lease termination expenses relating to such leases of $543,000 were included in general and administrative expense in our 2015 consolidated results of operations.

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

Balance sheet classification of deferred taxes

In November 2015, the FASB issued final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet instead of separating deferred taxes into current and noncurrent amounts. Although the standard is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods, we elected the early adoption provision of this standard as of the year ended December 31, 2015, and have prospectively classified all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of that date in accordance with the standard. Prior year’s balances were not required to be retrospectively adjusted.

Amended credit agreement and term loan

As noted above, to facilitate the acquisition of 3PI, on April 1, 2014, we entered into an amended credit agreement with Wells Fargo Bank, National Association. As a result of the amendment, we had greater borrowings outstanding under our revolving credit facility in 2014 as compared to 2013. We secured a $5.0 million term loan on April 1, 2014 also to facilitate the acquisition of 3PI. This term loan was repaid from a portion of the proceeds received from the 5.50% Senior Notes in 2015. We did not have any term loan as of December 31, 2015 or 2013.

Private placement warrants

Our year-to-year and year-over-year results can be impacted by our private placement warrants liability. The change in estimated fair value of the liability associated with the private placement warrants is primarily attributable to fluctuations in the value of our common stock during a period. Our consolidated results of operations included $9,299,000 of income in 2015, $6,169,000 of income in 2014 and $28,031,000 of expense in 2013 all related to the change in the estimated fair value of the private placement warrants during each period.

Stock-based and other executive compensation

On October 19, 2015, as contemplated by his Executive Employment Agreement, our Chief Financial Officer was granted a stock appreciation right pursuant to the 2012 Incentive Compensation Plan, as amended. This SAR covers an aggregate of 60,000 shares of our common stock and is to be settled only in whole shares of our common stock. It vests ratably and becomes exercisable with respect to one fourth of the covered shares beginning on the third anniversary of the grant date. SAR expense initially recognized was $37,000 for the year ended December 31, 2015 in connection with this SAR grant.

On June 6, 2012, we granted a SAR award to our Chief Operating Officer. This SAR covers an aggregate 543,872 shares of our common stock and is also to be settled only in whole shares of our common stock. This SAR was originally scheduled to vest ratably on June 6, 2013, 2014 and 2015. On June 5, 2015, we and the COO agreed to defer the vesting of the remaining unvested portion of the SAR granted for 30 days until July 6, 2015 pursuant to an amendment to the initial SAR. On July 6, 2015, we and the COO entered into a SAR and Bonus Agreement which amended the SAR by extending the vesting period applicable to the remaining unvested portion of the SAR. The unvested portion covers 181,290 underlying shares of the our common stock which, prior to the amendment, would have vested on June 6, 2015. The amendment extended the vesting of these shares to June 6, 2017 with respect to 100,000 underlying shares of the our common stock and to June 6, 2019 with respect to the remaining 81,290 shares of underlying Company common stock (in each case subject to forfeiture upon termination of employment by the Company for “Cause” (as defined in the SAR and Bonus Agreement)). The SAR and Bonus Agreement also provides the COO with an annual bonus in the amount of $250,000 for each of calendar years 2016, 2017, 2018 and 2019 as long as the conditions of the SAR agreement are met and subject to forfeiture under certain circumstances enumerated in the SAR agreement. We determined that the fair value attributable to the extension of the vesting period approximated $333,000 which will be recognized through the final vesting date of June 6, 2019. Including the effect of this amendment in 2015, SAR expense attributable to this grant was $197,000, $329,000 and $907,000 for the years ended December 31, 2015, 2014 and 2013, respectively. In consideration for this extension, the amendment also provides the Chief Operating Officer with an annual bonus in the amount of $250,000 for each of calendar years 2016, 2017, 2018 and 2019.

In addition, late in the second quarter of 2013 and at times since that date, we granted restricted stock awards under our 2012 Incentive Compensation Plan to certain of our employees. As a result of such awards and the vesting thereof, stock compensation expense recognized was $989,000, $925,000 and $361,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Loss on debt extinguishment

We recognized a loss on debt extinguishment of $270,000 in the year ended December 31, 2013, due to the write-off of remaining unamortized loan fees associated with our prior credit facility. No such item was present for the year ended December 31, 2015 or 2014.

Underwritten public offering

During 2013, we closed an underwritten public offering of 2,005,000 shares of our common stock at a price to the public of $35.00 per share. We sold 1,050,000 shares of our common stock, and certain selling stockholders sold 955,000 shares of common stock, in the offering. We received proceeds, net of underwriters’ fees and expenses, of approximately $34,530,000 before deducting offering expenses of approximately $514,000. We did not receive any proceeds from the sale of the shares by the selling stockholders.

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

Results of operations

Year ended December 31, 2015 compared with the year ended December 31, 2014

Net sales

Our net sales increased $41,451,000 (11.9%) to $389,446,000 in the year ended December 31, 2015 compared to $347,995,000 for the same period of 2014. Our sales increased $55.7 million attributable to incremental sales from businesses acquired. This increase was offset by a $14.2 million decrease in organic sales principally due to volume year over year.

Gross profit

Our gross profit decreased $4,211,000 (6.3%) to $62,834,000 for the year ended December 31, 2015, from $67,045,000 in the comparable period of 2014. Although net sales of our large custom-engineered power generation systems included approximately $2.3 million of additional sales of these systems in 2015 as compared to 2014, our gross profit arising from the sales of such systems decreased approximately $3.7 million year over year due to current competitive pricing for such products as well as general production inefficiencies associated with these systems. In addition, our gross profit decreased due to a shift in the product mix of our power systems primarily due to the oil and gas end markets into which our higher end products are sold, combined with higher production spending and production inefficiencies. As a percentage of net sales, gross margin was 16.1% for the year ended December 31, 2015, compared to 19.3% for the same period in 2014.

Research & development and engineering

Research & development and engineering expense increased $4,781,000 (28.3%) to $21,681,000 in the year ended December 31, 2015, as compared to $16,900,000 for the same period in 2014. Approximately $1,934,000 of the increase was a result of the research & development and engineering expense attributable to the activities of our recent acquisitions in 2015.

Excluding the expenses of our recently acquired businesses, research & development and engineering expense increased approximately $2,847,000 in the year ended December 31, 2015, as compared to the same period in 2014. Wages and benefits increased $1,554,000 as we increased headcount while consulting and outside services, including product testing, increased $876,000 to support activities related to development of new engines and pursuing on-road applications for our products, among other things. The remaining net increase in other research & development and engineering expense was $417,000 of which none of the individual components was individually significant as compared to the same period in 2014. As a percentage of net sales, research & development and engineering expense increased to 5.6% in the year ended December 31, 2015, as compared to 4.9% for the same period in 2014.

Selling and service

Selling and service expense increased $1,972,000 (20.4%) to $11,658,000 in the year ended December 31, 2015, from $9,686,000 in the comparable period of 2014. The increase was principally a result of the incremental selling and service expense attributable to the activities of our acquisitions which totaled $2,057,000 in 2015 and $1,123,000 in 2014, an increase of $934,000 year over year.

Excluding the incremental expenses attributable to our acquisitions, selling and service expense increased approximately $1,038,000 in the year ended December 31, 2015, as compared to the same period in 2014. Wages and benefits increased $469,000 in the year ended December 31, 2015, as compared to the same period in 2014 as we have increased our staff to pursue growth opportunities. Bad debt expense increased $222,000 as we increased our allowance for doubtful accounts and other selling and service expenses accounted for the remaining net increase of $347,000 period over period, of which none of the components was individually significant. As a percentage of net sales, selling and service expenses increased to 3.0% in the year ended December 31, 2015, compared to 2.8% for the same period in 2014.

General and administrative

General and administrative expense, increased $2,316,000 (17.3%) to $15,718,000 in the year ended December 31, 2015, from $13,402,000 in 2014. Of this increase, $1,367,000 was attributable to general and administrative expenses of our acquired businesses. In addition, we incurred an incremental $258,000 of due diligence and related transaction expenses including lease termination expenses relating to these acquisitions in the year ended December 31, 2015 as compared to 2014.

Excluding the expenses attributable to our acquired businesses and transaction related expenses, general and administrative expenses increased $691,000 in the year ended December 31, 2015 as compared to the same period in 2014. Placement fees increased approximately $509,000 year over year as we replaced certain senior management positions and added other senior positions within the organization. Legal fees increased $339,000 in the year ended December 31, 2015 as compared to 2014 arising from various litigation matters in which we are engaged. Other consulting and professional expenses and insurance expense also increased approximately $430,000 and $234,000, respectively, year over year, primarily attributable to the growth in our business. These increases were partially offset by lower expenses for wages and benefits expense of $1,191,000 principally attributable to a decrease in variable compensation expenses in 2015. The remaining individual expense components resulted in a net increase in general and administrative expense of $370,000 of which none of the individual components was individually significant in the year ended December 31, 2015 as compared to the same period in 2014. As a percentage of net sales, general and administrative expenses increased to 4.0% in the year ended December 31, 2015, compared to 3.9% for the same period in 2014.

Amortization of intangible assets

Amortization expense increased $3,569,000 to $4,582,000 in the year ended December 31, 2015, from $1,013,000 in the comparable period of 2014. As a result of acquisitions in 2015, we recognized amortizable intangible assets relating to customer relationships and developed technology of $14,540,000 and $700,000, respectively. The amortization of these intangible assets, along with intangible assets recognized and attributable to the acquisition of 3PI in 2014 gave rise to the increase in amortization expense in 2015 over 2014. Specifically, amortization expense attributable to customer relationships and trade names and trademarks arising from the acquisition of 3PI increased $2,203,000 in 2015 as compared to 2014. The remaining increase of $1,366,000 was attributable to the amortization of these newly acquired intangible assets. As a percentage of net sales, amortization of intangible assets expense increased to 1.2% in the year ended December 31, 2015, compared to 0.3% for the same period in 2014.

Other (income) expense

Interest expense increased $2,996,000 to $4,327,000 in the year ended December 31, 2015, as compared to $1,331,000 for the same period in 2014. Interest expense attributable to the 5.50% Senior Notes was $2,379,000, including $337,000 of amortization of debt issuance costs in the year ended December 31, 2015, as compared to none for the same period in 2014. The remaining $617,000 increase in interest expense was principally attributable to an increase in the overall average amount outstanding on our revolving line of credit during the year ended December 31, 2015, as compared to the same period in 2014. Our average borrowings outstanding were approximately $96.5 million during 2015 as compared to approximately $62.1 million during 2014. Including only our revolving line of credit and our term loan which was paid in full on April 29, 2015, our weighted average borrowing rate was 1.80% for the year ended December 31, 2015 as compared to 1.86% for the same period in 2014.

Our results in the year ended December 31, 2015 included $48,000 of expense arising from an increase in the valuation of a contingent consideration liability as compared to $3,840,000 of income for the same period in 2014. The contingent consideration expense of $48,000 in the year ended December 31, 2015 was attributable our acquisition of Powertrain in 2015. The contingent consideration payable was based upon Powertrain achieving certain sales targets for the full year 2015 plus additional consideration as defined in the asset purchase agreement. The change in the contingent consideration represents the change in the liability from the Powertrain date of acquisition to December 31, 2015. The accounting guidance requires changes in contingent consideration that is accounted for as a liability to be recognized in the results of operations when such changes occur.

In 2014, we recognized a non-cash gain of $3,840,000 arising from a decrease in the contingent consideration liability attributable to our acquisition of 3PI. The total consideration for the acquisition of 3PI was payable in cash and shares of our common stock. A portion of the fixed consideration and all of the contingent consideration was payable in shares of our common stock. The actual amount of shares of our common stock that was payable to the former owners of 3PI was based upon financial performance measures set forth in the stock purchase agreement related to the 3PI acquisition. The valuation of the contingent consideration was based upon certain factors, including the price of our common stock, as defined in the stock purchase agreement, and 3PI’s projected performance for 2014 and was recognized as a $3,840,000 liability on our balance sheet as of April 1, 2014, the date of acquisition. The performance measurement period upon which the contingent liability was based ended on December 31, 2014. As a result of 3PI not achieving the financial performance measures set forth in the stock purchase agreement, the entire contingent consideration obligation was reversed, which resulted in a $3,840,000 non-cash gain recognized in our financial statements for the year ended December 31, 2014.

Private placement warrant (income) expense was income of $9,299,000 in the year ended December 31, 2015, as compared to income of $6,169,000 for the same period in 2014. We are required to recognize changes in the estimated fair value of unexercised private placement warrants in our consolidated statement of operations. The change in estimated fair value of the private placement warrants was attributable to fluctuations in the trading price of our common stock at each balance sheet date.

Income tax expense

Our income tax expense decreased $11,201,000 to an income tax benefit of $388,000 in the year ended December 31, 2015, as compared to income tax expense of $10,813,000 for the same period in 2014. Our pre-tax book income decreased $20,649,000 to $13,890,000 in the year ended December 31, 2015 as compared to 2014. Excluding the change in the valuation of our private placement warrants, a non-taxable transaction, our pre-tax book income decreased $23,779,000 to $4,591,000 in the year ended December 31, 2015 as compared to the 2014. The lower pre-tax book income in 2015 combined with an increase in research tax credits recognized in 2015 as compared to 2014 were the principal drivers resulting in the decrease in income tax expense from 2014 to an income tax benefit in 2015. As a result of recognizing an income tax benefit with pre-tax book income, our income tax rate was not a meaningful presentation for the year ended December 31, 2015. Our reported income tax rate was 31.3% for the year ended December 31, 2014. Excluding the impact of the change in the valuation of our private placement warrants, our income tax rate was not a meaningful presentation for the year ended December 31, 2015 and was 38.1% for the year ended December 31, 2014.

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

Selling and service

Selling and service expenses increased $2,141,000 (28.4%) to $9,686,000 in the year ended December 31, 2014, from $7,545,000 in the comparable period of 2013. The increase was principally a result of the incremental selling and service expense attributable to 3PI which was $1,123,000 in the year ended December 31, 2014 and none in the comparable period in 2013. Wages and benefits increased $776,000 in the year ended December 31, 2014, as compared to the same period in 2013 as we have increased our staff to pursue growth opportunities. In addition, consulting and professional fees accounted for the remaining net increase of $242,000 year over year. As a percentage of net sales, selling and service expenses decreased to 2.8% in the year ended December 31, 2014, compared to 3.2% for the same period in 2013.

General and administrative

General and administrative expenses increased $1,827,000 (15.8%) to $13,402,000 in the year ended December 31, 2014, from $11,575,000 in the comparable period of 2013. The increase was primarily attributable to the general and administrative expense of 3PI, which was $1,296,000 in the year ended December 31, 2014 and none in 2013. In addition, we incurred $811,000 of transaction expenses in connection with the acquisition of 3PI in the year ended December 31, 2014 as compared to none for the same period in 2013. Compensation and benefits increased $374,000 in the year ended December 31, 2014 as compared to the same period in 2013. This increase was primarily attributable to the addition of staff to support our growth and also included expenses incurred in connection with our incentive and performance compensation. The remaining other expenses decreased approximately $654,000 in the year ended December 31, 2014 as compared to the same period in 2013. As a percentage of net sales, general and administrative expenses, excluding transaction expenses, decreased to 3.9% in the year ended December 31, 2014, from 4.9% for the same period in 2013.

Amortization of intangible assets

Amortization expense increased to $1,013,000 in the year ended December 31, 2014, as compared to none for the same period in 2013. In the year ended December 31, 2014, all of the amortization expense of $1,013,000 was attributable to the amortization of intangible assets to which a value was ascribed in connection with the acquisition of 3PI. As a percentage of net sales, amortization of intangible assets expense was 0.3% in the year ended December 31, 2014.

Other (income) expense

Interest expense increased $674,000 (102.6%) to $1,331,000 in the year ended December 31, 2014, as compared to $657,000 for the same period in 2013. The increase in interest expense was attributable to an increase in borrowings outstanding on our revolving line of credit and interest on the $5.0 million of term loan that we obtained on April 1, 2014, both of which were used to finance our acquisition of 3PI. Our average borrowings outstanding were approximately $62.1 million during the year ended December 31, 2014 as compared to approximately $21.8 million during the year ended December 31, 2013. Including only our revolving line of credit and our term loan, our weighted average borrowing rate was 1.86% for the year ended December 31, 2014 as compared to 2.21% for the same period in 2013.

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

In 2014, we recognized a non-cash gain of $3,840,000 arising from a decrease in the contingent consideration liability attributable to our acquisition of 3PI as more fully described above. The value of the contingent consideration liability decreased as a result of 3PI not achieving the expected financial performance measures set forth in the stock purchase agreement which resulted in this non-cash gain recognized in our financial statements for the year ended December 31, 2014.

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

Excluding the change in the valuation of our private placement warrants from our statements of operations as described above, our effective income tax rates would have been 38.1% and 33.9% for the years ended December 31, 2014 and 2013, respectively. The remaining differential in these income tax rates was principally attributable to the impact of the research tax credits recognized. Our income tax expense in 2013 was favorably impacted by the recognition of the federal research tax credit for 2013 as well as 2012. We recognized the federal research tax credits for both years in 2013 because the enactment of the legislation providing the federal research tax credits for 2012 was not signed into law until January 2, 2013, and generally accepted accounting principles prohibit retroactive application of tax law changes. Although the amount of the federal research tax credit recognized in 2014 increased over 2013, the tax credit decreased as a percentage of income before tax due to the increase in our pre-tax income year over year.

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity have been and are expected to continue to be cash flows from operations, principally collections of customer accounts receivable, and borrowing capacity under our credit facility. During 2015, we issued $55.0 million in 5.50% Senior Notes for which we received $53,483,000 after financing fees. These 5.50% Senior Notes are described below under “Credit agreements.” Effective February 11, 2015, we amended our $100.0 million credit facility with Wells Fargo Bank, National Association to increase our revolving line of credit facility to $125.0 million. We had previously amended our credit facility on September 30, 2014 to $100.0 million and prior to that on April 1, 2014 to $90.0 million from $75.0 million. Also on April 1, 2014, we secured a $5.0 million term loan. The term loan and credit agreement are further described below under “Credit agreements”. The increase in our credit facility effective April 1, 2014 and the proceeds from the term loan were used to finance our acquisition of 3PI. We had previously increased our liquidity in the third quarter of 2013 through a public offering in which we sold 1,050,000 shares of our common stock at $35.00 per share that resulted in net proceeds to us of approximately $34.3 million after underwriters’ fees and expenses associated with the sale of these shares.

Although we believe we have or can access sufficient liquidity to fund our operations as needed, there can be no assurances such funding will be consistently available to us on terms that are attractive or at all. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms, and our cost of funding will depend upon numerous factors including, but not limited to, the health and vibrancy of the financial markets, our financial performance, and the performance of our specific industry and other macro-economic factors in general. Our access to liquidity within a chosen funding mechanism is based on numerous factors, including the following: strength and quality of our assets, the continuation of our existing customer relationships and our development of new customer relationships; market acceptance of our existing and future products; the success of our product development and commercialization efforts and the costs associated with those efforts; and the costs associated with any future acquisitions, joint ventures or other strategic transactions. Accordingly, we may evaluate and pursue various financing alternatives determined advantageous to us at any particular point in time, including a larger credit facility, additional or replacement debt financing and/or additional equity financing as needed.

As of December 31, 2015, we had working capital of $153,413,000 compared to $114,955,000 as of December 31, 2014. Our working capital increase of $38,458,000 was attributable primarily to a $36,444,000 increase in our net inventory from December 31, 2014, principally resulting from continued growth in our business and inventories acquired with our recent acquisitions. Accounts receivable, net increased $22,625,000 year over year as a result of the increase in sales we have experienced and timing of payments. Also, as of December 31, 2015, we recognized a $5,230,000 receivable representing an amount due from the U.S. Department of the Treasury as a result of an anticipated refund attributable to our 2015 federal income tax filing. Additionally, accrued compensation and benefits decreased $1,974,000 principally as a result of a decrease in our discretionary compensation liability year over year and our income taxes payable decreased $779,000 due to an overall decrease in our consolidated operating results year over year. Finally, our working capital also increased due to a $1,667,000 decrease in the current portion of long-term debt which was paid off during 2015 from a portion of the proceeds received on the 5.50% Senior Notes arising in 2015 and our cash on hand increased by $1,884,000 year over year.

The increases to working capital were partially offset by a $15,201,000 increase in accounts payable arising from the timing of payments to suppliers and a $12,433,000 increase in other accrued liabilities, principally attributable to an $8,248,000 increase attributable to acquisition consideration payable to the former owners of Powertrain Integration, which we acquired during 2015. Working capital also decreased $3,998,000 due to a decrease in our current deferred income tax asset arising from the consolidation of our deferred income tax accounts into a single balance sheet caption within non-current assets on our balance sheet as of December 31, 2015. See Note 2, “Recently issued accounting pronouncements”, to our consolidated financial statements for a discussion of this change in the presentation of the deferred income tax balances. We also realized a $513,000 decrease in our prepaid and other current assets year over year.

A limited number of our customers have payment terms which may extend up to 150 days. As of December 31, 2015 and December 31, 2014, our trade receivables included $8.0 million and $11.2 million, respectively, of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $3.7 million and $7.5 million at December 31, 2015 and December 31, 2014, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit, which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the year ended December 31, 2015

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the year ended December 31, 2015, we used $23,049,000 to fund our operations.

In the year ended December 31, 2015, we had net income of $14,278,000 and non-cash adjustments totaling $4,618,000, resulting in cash generated from operations of $18,896,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments favorably affecting our cash from operations in the year ended December 31, 2015, primarily included (i) $9,671,000 of depreciation and amortization, (ii) $1,186,000 of share-based compensation expense, (iii) $945,000 of inventory provisions, (iv) $641,000 of receivable allowances, (v) $538,000 of amortization expense recognized for the “step-up” valuation of certain inventory acquired through acquisitions, and (vi) $454,000 of non-cash interest expense. These increases were partially offset by a non-cash gain of $9,299,000 derived from an adjustment to the fair value of our private placement warrants in the year ended December 31, 2015. The remaining other non-cash adjustments totaled $482,000, none of which was individually significant.

Cash generated of $18,896,000 from our net income adjusted for non-cash items was offset by $41,945,000 of cash used by operating assets and liabilities in the year ended December 31, 2015. Our inventories increased $27,336,000 as we built up our inventory, including strategic engine block purchases, and we realized an increase in our inventory due to our recent acquisitions. Our trade receivables increased by $20,526,000 as sales increased in the year ended December 31, 2015, as compared to the year ended December 31, 2014. In addition, income tax receivable and prepaid expenses and other assets increased $5,230,000 and $83,000, respectively since December 31, 2014. Partially offsetting these increases was an $8,160,000 increase in accounts payable, principally attributable to the build-up of our inventory, along with a $3,195,000 increase in accrued compensation and benefits and other accrued liabilities. Our other non-current liabilities increased $654,000 which were offset by a decrease of $779,000 in our income taxes payable since December 31, 2014.

Investing activities

Net cash used in investing activities was $43,570,000 in the year ended December 31, 2015. Cash used for acquisitions of Powertrain, Buck’s and Bi-Phase discussed above totaled $34,396,000 in the year ended December 31, 2015. The property and equipment additions accounted for $8,174,000 of cash used in the year ended December 31, 2015 for equipment as well as the build-out of a new and significantly larger facility to support our research and development activities. In addition, we contributed $1,000,000 representing an equity investment in a joint venture with a construction and utility equipment manufacturer headquartered in Incheon, South Korea.

Financing activities

We generated $68,503,000 of cash from financing activities in the year ended December 31, 2015. As discussed above, we issued unsecured 5.50% Senior Notes for which we received proceeds of $55,000,000 before financing fees of $1,517,000. In addition, we generated cash of $19,269,000 from net borrowings under our revolving line of credit in the year ended December 31, 2015. We also realized 65,000 from the exercise of private placement warrants held by our investors and we also realized $65,000 in from compensation costs deductible only for income tax purposes and arising from the issuance of our common stock under our 2012 Incentive Compensation Plan. These increases were partially offset by the $4,028,000 repayment of a term loan with an initial principal balance of $5,000,000 that was originally secured on April 1, 2014 as well as the payment of $351,000 in withholding taxes for the net settlement of share-based awards which vested in the year ended December 31, 2015.

Cash flows for the year ended December 31, 2014

Operating activities

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

We had a reported net loss of $18,760,000, which, after adjustment for non-cash items of $31,654,000, resulted in net cash generated of $12,894,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments in the year ended December 31, 2013, primarily included expenses of (i) $28,031,000 arising from a change in the valuation of our private placement warrants, (ii) $1,568,000 of depreciation and amortization expense, (iii) $1,268,000 of share-based compensation expense and (iv) $649,000 in provisions for inventory. Non-cash adjustments also included $270,000 arising from the loss on debt extinguishment arising from the write-off of unamortized loan financing fees as a result of the replacement of our prior credit facility.

The net loss adjusted for non-cash expenses of $12,894,000 was offset by $25,329,000 of cash used in operating activities in the year ended December 31, 2013, principally arising from increases in inventories and accounts receivable. Our inventories increased $16,667,000 to support our growth and as a result of making strategic engine block purchases during 2013. Our accounts receivable increased $5,410,000 arising from higher year over year sales and, more specifically, higher fourth quarter sales in 2013 as compared to the same period in 2012. Further increasing our operating cash used in 2013 was a $3,687,000 reduction in trade accounts payable as a result of payments to suppliers. We also incurred increases in prepaid expenses and other assets of $1,849,000 which also contributed to the increase in cash used. These increases were partially offset by a $2,763,000 increase in accrued liabilities representing obligations incurred for which we had not yet remitted payment. We also had $479,000 of net other increases which also contributed to the use of cash from operations.

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

On April 1, 2014, the Wells Credit Agreement was amended (“Amended Wells Credit Agreement”) to increase our revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires us to report our fixed charge coverage ratio and leverage ratio as described below and; (d) includes a $5.0 million term loan arrangement with Wells Fargo Bank; and (e) includes a letter of credit sub-facility of the revolving line of credit. The principal amount of the $5.0 million term loan was payable in 36 monthly equal installments with the first payment due on June 1, 2014, and bore interest at LIBOR plus 4.5%. Effective April 1, 2014 and during the period in which the term loan was outstanding, we were subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. We were required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and our debt leverage ratio could not exceed 4.0 to 1.0 during the period in which the term loan was outstanding. We used borrowings under the expanded revolving line of credit well as the proceeds from the term loan to finance our acquisition of 3PI which was consummated on April 1, 2014 as described in Note 3, “Acquisitions”, to the consolidated financial statements included herein. The term loan was subsequently paid in full on April 29, 2015. In connection with the repayment of the term loan on April 29, 2015, the Company’s minimum monthly fixed charge coverage ratio reverted back to 1.0 to 1.0, the testing of which commences on the last day of the month prior to the date on which the Company’s Availability is less than the Threshold Amount.

On September 30, 2014 and again on February 11, 2015, we further amended our credit facility with Wells Fargo Bank, National Association, to increase our revolving line of credit facility to $100.0 million and $125.0 million, respectively (collectively with the Amended Wells Credit Agreement, the “Amended Wells Credit Agreement II”). The Amended Wells Credit Agreement II was scheduled to mature on June 28, 2018.

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

On April 29, 2015, we entered into an amended credit facility (“Amended Wells Credit Agreement III”) for the purpose of facilitating the issuance of the 5.50% Senior Notes (the “Senior Notes”), as described below, and this amendment provided for the earlier maturity of the Amended Wells Credit Agreement III to insure that the Amended Wells Credit Agreement III will come due before the Senior Notes are payable as described below. While the Senior Notes are outstanding, the Amended Wells Credit Agreement III will become due 75 days prior to the earliest date that a Special Mandatory Purchase Date may occur or 90 days prior to the final maturity date of the Senior Notes, all as described in the Indenture agreement below. Accordingly, under the above terms, the Amended Wells Credit Agreement III will become due no earlier than March 15, 2017, but no later than January 31, 2018.

Outstanding borrowings under the credit agreement

As of December 31, 2015, $97.0 million of our outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.84% as of December 31, 2015. The remaining outstanding balance of $299,000 as of December 31, 2015 had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.50% with the applicable margin included. The unused and available revolving line of credit balance was $27.1 million at December 31, 2015. Our term loan was repaid on April 29, 2015.

As of December 31, 2014, $71.0 million of our outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.66% as of December 31, 2014. The remaining outstanding balance of $7.0 million as of December 31, 2014 had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.25% with the applicable margin included. The unused and available revolving line of credit balance was $21.2 million at December 31, 2014. As of December 31, 2014, we had approximately $4,028,000 outstanding under the term loan, which bore interest at LIBOR plus 4.50%, which equaled 4.67% with the applicable margin included.

5.50% Senior Notes Due 2018

On April 24, 2015, we entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million in our unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, we entered into an indenture agreement (“Indenture”) dated April 29, 2015, by and among us, The Bank of New York Mellon, as Trustee, and our subsidiaries as guarantors. We received net proceeds of $53,483,000 after financing costs of $1,517,000. The Senior Notes are unsecured debt of our Company and are effectively subordinated to our existing and future secured debt including the debt in connection with the Amended Wells Credit Agreement III. The Senior Notes have a final maturity date of May 1, 2018, provided that a mandatory offer by us to purchase the Senior Notes must be made on or prior to May 1, 2017 in the event we cannot or do not certify compliance with certain financial covenants as more fully described below. In that event, the date of purchase will be no earlier than May 30, 2017.

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

The Senior Notes have a Special Mandatory Purchase Date as described in the Indenture and summarized as follows. Upon the occurrence of the earlier of (I) March 15, 2017, if the Trustee has not received on or within five days prior to such date an officer’s certificate stating that (i) our pro forma consolidated EBITDA (as defined in the Indenture) is at least equal to or greater than $35.0 million for the most recent four full fiscal quarters for which financial statements are available as of such date and (ii) our consolidated pro forma ratio of consolidated EBITDA to fixed charges (as defined in the Indenture) is at least equal to or greater than 3.25 to 1.0 for the most recent four full fiscal quarters for which financial statements are available as of such date or (II) the date on which we notify the Trustee in writing (which date may be at any time on or after March 1, 2017 but on or prior to March 15, 2017) that we cannot or will not deliver such officers’ certificate, then, unless we have given on or prior to March 15, 2017 a notice of redemption of all of the Senior Notes, we will make a mandatory offer to purchase all of the Senior Notes at a purchase price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase in accordance with the procedures set forth in the Indenture.

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

Contractual obligations

The following table sets forth a summary of the Company’s contractual obligations as of December 31, 2015:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations
Debt (1)	$55,000	$—	$55,000	$—	$—
Interest payments on long-term debt (1)	7,562	3,025	4,537	—	—
Operating leases (2)	18,822	4,771	7,399	3,605	3,047
Purchase obligations (3)	61,162	61,162	—	—	—
Other tax liabilities (4)	—	—	—	—	—
Other long-term liabilities (5)	350	350	—	—	—

Total contractual obligations	$142,896	$69,308	$66,936	$3,605	$3,047

(1)	See Note 8, “Debt,” in the Notes to Consolidated Financial Statements for additional information on the Company’s debt. “Debt” refers to future cash principal payments. The Company has excluded the future debt and interest cash payments associated with its revolving line of credit balance of $97,299,292 as of December 31, 2015. The revolving line of credit will become due no earlier than March 15, 2017 but no later than January 31, 2018.
(2)	See Note 9, “Leases,” in the Notes to Consolidated Financial Statements for additional information on the Company’s operating leases.
(3)	Purchase obligations represent agreements with suppliers at the end of 2015 for raw materials and other product as part of the normal course of business.
(4)	Represents the expected cash obligations related to the Company’s liability for uncertain income tax positions. As of December 31, 2015, the Company’s total liability for uncertain tax positions including interest was $1,055,000. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.
(5)	See Note 14, “Commitments and contingencies,” in the notes to the Consolidated Financial Statements for additional information related to the Company’s commitments associated with its joint ventures.

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

Revenue recognition

We recognize revenue upon transfer of title and risk of loss to the customer, which is typically when products are shipped, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable and management believes collectability is reasonably assured. As of December 31, 2015 and 2014, we had recognized revenue associated with approximately $21.4 million and $3.2 million, respectively, of undelivered product. We anticipate the collection of any unpaid balances during 2016. We did not enter into any bill and hold arrangements during 2013.

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

We write down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory reserve is provided for based upon our estimation of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration including (i) customer purchase orders and customer forecasted demand; (ii) historical sales/usage for each inventory item; and (iii) utilization within a current or anticipated future power system. These factors are primarily based upon quantifiable information and therefore, we have not experienced significant differences in inventory valuation due to variances in our estimation of future demand. We estimate that, in 2015, a 10% variance between the estimated net realizable value of such inventory and its actual realizable amount would have a less than $94,000 effect on our cost of goods sold and the value of our inventory.

Goodwill and other intangibles

Goodwill represents the excess of purchase price and related costs over the values assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles — Goodwill and Other Intangibles, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we will test for goodwill impairment on a specified date of each year, October 1.

In accordance with ASC 350, Intangibles — Goodwill and Other Intangibles, we amortize our intangible assets with finite lives over their respective estimated useful lives and will review for impairment whenever impairment indicators exist. Our intangible assets consist of backlog, customer relationships and trade names and trademarks.

Warranty programs

We offer a standard limited warranty on the workmanship of our products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the EPA and/or the CARB and are longer than our standard warranty on certain emission related products. Our products also carry limited warranties from suppliers. Costs related to supplier warranty claims are borne by the supplier; our warranties apply only to the modifications we make to supplier base products. We estimate and record a liability, and related charge to income, for our warranty program at the time products are sold to customers. Our estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold. We make adjustments to our estimates in the period in which it is determined that actual costs may differ from our initial or previous estimates. In 2015, we estimate that, a 10% change in the amount of historical warranty expense would have increased our warranty liability and related costs by approximately $43,000.

Private Placement Warrants

Our private placement warrants are accounted for as a liability, in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. Our private placement warrants were measured at fair value under ASC Topic 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification. Our liability for the private placement warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. In 2015, if all other assumptions are held constant, we estimate that, the recorded liability of the private placement warrants would increase or decrease by an immaterial amount due to a 10% change in the enterprise value of our company based on the Black-Scholes option pricing model.

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

We record net deferred tax assets to the extent we believe the assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2015, and 2014, we had not recorded a tax asset valuation allowance.

We record uncertain tax positions in accordance with ASC 740, Income Taxes , on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2015 and 2014, we had unrecognized tax benefits of $1,055,000 and $740,000, respectively, for uncertain tax positions.

Impact of recently issued accounting standards

We evaluate the pronouncements of authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), to determine the impact of new pronouncements on GAAP and our consolidated financial statements. In May of 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the following within a contract with a customer: the separate performance obligations in the contract; the transaction price; allocation of the transaction price to the separate performance obligations in the contract; and the appropriate amount of revenue to be recognized when (or as) the entity satisfies each performance obligation. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. On July 9, 2015, the FASB voted to issue a final Accounting Standards Update (ASU) that defers for one year the effective date of the new revenue standard and allows early adoption as of the original effective date (i.e., annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods). After reviewing and discussing the feedback received, the Board decided to adopt the standard as originally proposed. Thus, the anticipated final ASU will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. We are currently evaluating the approach to use to apply the new standard and the impact that the adoption of the new standard will have on our consolidated financial statements.

In April of 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Although the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, as permitted under the standard, we chose to early adopt this guidance as of June 30, 2015, and have therefore presented the debt issuance costs associated with the issuance of our 5.50% Senior Notes as a direct deduction from the carrying value of the liability as of December 31, 2015. Refer to Note 8, “Debt” for further details related to the issuance of our 5.50% Senior Notes.

In July 2015, the FASB issued final guidance to simplify the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies to inventories for which cost is determined by methods other than LIFO and the retail inventory method. The amendment is to be applied prospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of adopting this ASC amendment, but do not expect it will have a significant effect on our consolidated financial statements.

In November 2015, the FASB issued final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet instead of separating deferred taxes into current and noncurrent amounts. Although the standard is effective for the Company for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods, we elected the early adoption provision of this standard as of the year ended December 31, 2015, and have prospectively classified all deferred tax assets and liabilities as noncurrent on our consolidated balance sheet in accordance with the standard. Prior year’s balances were not required to be retrospectively adjusted.

There were no additional new accounting pronouncements or guidance that have been issued or adopted by authoritative accounting organizations during the year ended December 31, 2015, that are expected to have a significant effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to changes in interest rates primarily due to its outstanding balances under the Amended Wells Credit Agreement III. If interest rates were to fluctuate, there is a risk that any outstanding balance would be impacted by the prevailing rate, which may further impact our ability to repay the outstanding balance. A one percentage point increase or decrease in interest rates would increase or decrease our interest expense by approximately $973,000 annually based on our revolving line of credit outstanding as of December 31, 2015. Our 5.50% Senior Notes outstanding as of December 31, 2015 are fixed and not subject to changes in interest rates.

For a discussion of our liability for the Private Placement Warrants, see Note 7, “Fair value of financial instruments,” to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedule on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(b) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered under this report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that:

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our evaluation of internal controls over financial reporting did not include the internal controls of Powertrain Integration (Powertrain), which we acquired in 2015. The aggregate amount of total assets and net sales of Powertrain in our consolidated financial statements as of and for the year ended December 31, 2015 was $41.3 million and $44.2 million, respectively. Based on this assessment, our management has concluded that as of December 31, 2015, our internal control over financial reporting was effective based on those criteria. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been reviewed by RSM US LLP, an independent registered public accounting firm, as stated in its attestation report which is included in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors adopted a Code of Ethics for Principal and Senior Financial Officers that applies to senior officers, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of the code is posted on our investor relations section of our website at www.psiengines.com. Information contained on the website is not incorporated by reference in, or considered to be a part of, this document.

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2015.

Item 11.	Executive Compensation

Incorporated herein by reference from the proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2015.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference from the proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2015.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

15(a) Consolidated Financial Statements and Schedules

The following financial statements are filed as a part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Power Solutions International, Inc.

We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Solutions International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Power Solutions International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of Power Solution International Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Chicago, Illinois

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Power Solutions International, Inc.

We have audited Power Solutions International, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Power Solutions International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Powertrain Integration, LLC from its assessment of internal control over financial reporting as of December 31, 2015, because it was acquired by the Company in a purchase business combination in the second quarter of 2015. We have also excluded Powertrain Integration, LLC from our audit of internal control over financial reporting. Powertrain Integration, LLC is a wholly owned subsidiary whose total assets and net income represent approximately 11% and 18%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

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

In our opinion, Power Solutions International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Power Solutions International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016, expressed an unqualified opinion.

/s/ RSM US LLP

Chicago, Illinois

February 26, 2016

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,

(Dollar amounts in thousands, except per share amounts)	2015	2014
ASSETS
Current assets
Cash	$8,445	$6,561
Accounts receivable, net	104,365	81,740
Income tax receivable	5,230	—
Inventories, net	130,347	93,903
Prepaid expenses and other current assets	4,288	4,801
Deferred income taxes	—	3,998

Total current assets	252,675	191,003

Property, plant & equipment, net	26,001	20,892
Intangible assets, net	31,745	21,392
Goodwill	41,466	23,546
Deferred income tax asset	819	—
Other noncurrent assets	7,230	5,804

TOTAL ASSETS	$359,936	$262,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$76,078	$60,877
Income taxes payable	—	779
Accrued compensation and benefits	4,009	5,983
Current maturities of long-term debt	—	1,667
Other accrued liabilities	19,175	6,742

Total current liabilities	99,262	76,048

Long-term obligations
Revolving line of credit	97,299	78,030
Deferred income taxes	—	3,241
Private placement warrants	1,482	11,036
Long-term debt, less current maturities, net	53,820	2,361
Other noncurrent liabilities	1,776	1,122

TOTAL LIABILITIES	253,639	171,838

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock — $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at December 31, 2015 and 2014.	—	—
Common stock — $0.001 par value. Authorized: 50,000,000 shares. Issued: 11,583,831 and 11,562,209 shares at December 31, 2015 and 2014, respectively. Outstanding: 10,752,906 and 10,731,284 shares at December 31, 2015 and 2014, respectively.	12	12
Additional paid-in-capital	75,179	73,959
Retained earnings	35,356	21,078
Treasury stock, at cost, 830,925 shares at December 31, 2015 and 2014.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	106,297	90,799

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,936	$262,637

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(Dollar amounts in thousands, except per share amounts)	2015	2014	2013
Net sales	$389,446	$347,995	$237,842
Cost of sales	326,612	280,950	193,316

Gross profit	62,834	67,045	44,526

Operating expenses:
Research & development and engineering	21,681	16,900	10,439
Selling and service	11,658	9,686	7,545
General and administrative	15,718	13,402	11,575
Amortization of intangible assets	4,582	1,013	—

Total operating expenses	53,639	41,001	29,559

Operating income	9,195	26,044	14,967

Other (income) expense:
Interest expense	4,327	1,331	657
Contingent consideration	48	(3,840)	—
Private placement warrant (income) expense	(9,299)	(6,169)	28,031
Loss on debt extinguishment	—	—	270
Other expense, net	229	183	10

Total other (income) expense	(4,695)	(8,495)	28,968

Income (loss) before income taxes	13,890	34,539	(14,001)
Income tax (benefit) provision	(388)	10,813	4,759

Net income (loss)	$14,278	$23,726	$(18,760)

Weighted-average common shares outstanding:
Basic	10,808,005	10,706,780	9,779,457
Diluted	11,073,647	11,131,617	9,779,457
Earnings (loss) per common share
Basic	$1.32	$2.22	$(1.92)
Diluted	$0.45	$1.58	$(1.92)

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)	Preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings (accumulated deficit)	Total stockholders’ equity
Balance at December 31, 2012	$—	$10	$10,862	$(4,250)	$16,112	$22,734
Net loss	—	—	—	—	(18,760)	(18,760)
Net proceeds from stock offering	—	1	34,015	—	—	34,016
Share-based compensation expense	—	—	1,268	—	—	1,268
Payment of withholding taxes for net settlement of share-based awards	—	—	(2,063)	—	—	(2,063)
Excess tax benefit from exercise of share-based awards	—	—	1,642	—	—	1,642
Exercise of private placement warrants	—	—	11,584	—	—	11,584

Balance at December 31, 2013	—	11	57,308	(4,250)	(2,648)	50,421
Net income	—	—	—	—	23,726	23,726
Acquisition consideration	—	—	5,060	—	—	5,060
Tax effect of acquisition consideration	—	—	(681)	—	—	(681)
Share-based compensation expense	—	—	1,254	—	—	1,254
Payment of withholding taxes for net settlement of share-based awards	—	—	(430)	—	—	(430)
Excess tax benefit from exercise of share-based awards	—	—	2,704	—	—	2,704
Exercise of private placement warrants	—	1	8,744	—	—	8,745

Balance at December 31, 2014	—	12	73,959	(4,250)	21,078	90,799
Net income	—	—	—	—	14,278	14,278
Share-based compensation expense	—	—	1,186	—	—	1,186
Payment of withholding taxes for net settlement of share-based awards	—	—	(351)	—	—	(351)
Excess tax benefit from exercise of share-based awards	—	—	65	—	—	65
Exercise of private placement warrants	—	—	320	—	—	320

Balance at December 31, 2015	$—	$12	$75,179	$(4,250)	$35,356	$106,297

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(Dollar amounts in thousands)	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$14,278	$23,726	$(18,760)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	4,347	2,562	1,528
Amortization	5,324	2,147	40
Deferred income taxes	(62)	1,011	(467)
Non-cash interest expense	454	87	64
Share-based compensation expense	1,186	1,254	1,268
Increase in accounts receivable allowances	641	204	160
Increase in inventory reserves	945	679	649
Amortization of inventory step up to fair value	538	482	—
(Decrease) increase in valuation of private placement warrants liability	(9,299)	(6,169)	28,031
Increase (decrease) in valuation of contingent consideration liability	48	(3,840)	—
Loss on investment in joint ventures	229	209	39
Loss on disposal of assets	267	284	72
Loss on debt extinguishment	—	—	270
(Increase) decrease in operating assets, net of effects of business combinations:
Accounts receivable	(20,526)	(35,225)	(5,410)
Income tax receivable	(5,230)	—	—
Inventories	(27,336)	(34,125)	(16,667)
Prepaid expenses and other assets	(83)	(4,492)	(1,849)
Increase (decrease) in operating liabilities, net of effects of business combinations:
Accounts payable	8,160	34,140	(3,687)
Accrued compensation and benefits and other accrued liabilities	3,195	667	2,763
Income taxes payable	(779)	585	(445)
Other noncurrent liabilities	654	129	(34)

Net cash used in operating activities	(23,049)	(15,685)	(12,435)

Cash flows from investing activities
Purchases of property, plant & equipment	(8,174)	(7,239)	(6,007)
Business combinations, net of cash acquired	(34,396)	(44,122)	—
Investment in joint ventures	(1,000)	(350)	(500)
Increase in cash surrender value of life insurance	—	(2)	(7)

Net cash used in investing activities	(43,570)	(51,713)	(6,514)

Cash flows from financing activities
Proceeds from stock offering	—	—	36,750
Initial proceeds from borrowings under revolving line of credit	—	—	38,995
Advances from revolving line of credit — noncurrent obligation	93,628	82,402	74,841
Repayments of revolving line of credit — noncurrent obligation	(74,359)	(22,305)	(87,900)
Repayment of prior revolving line of credit	—	—	(38,945)
Proceeds from exercise of private placement warrants	65	1,425	4,412
Proceeds from long-term debt	55,000	5,000	—
Payments on long-term debt	(4,028)	(972)	—
Payment of withholding taxes from net settlement of share-based awards	(351)	(430)	(2,063)
Excess tax benefit from exercise of share-based awards	65	2,704	1,642
Cash paid for financing and transaction fees	(1,517)	(171)	(3,020)

Net cash provided by financing activities	68,503	67,653	24,712

Increase in cash	1,884	255	5,763
Cash at beginning of the year	6,561	6,306	543

Cash at end of the year	$8,445	$6,561	$6,306

Supplemental disclosures of cash flow information
Cash paid for interest	$3,380	$1,153	$660
Cash paid for income taxes	$7,125	$5,333	$4,869
Supplemental disclosures of non-cash transactions
Unpaid property, plant & equipment	$891	$799	$1,552
Fair value of private placement warrants exercised	$255	$7,320	$7,172
Supplemental disclosures of business acquisition
Fair value of assets acquired	$50,165	$60,104	$—
Less liabilities assumed	(7,029)	(5,805)	—

Net assets acquired	43,136	54,299	—
Less contingent consideration	(8,740)	—
Less shares expected to be issued	—	(8,900)	—
Less cash acquired	—	(1,277)	—

Business combinations, net of cash acquired	$34,396	$44,122	$—

The accompanying notes are an integral part of these consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollar amounts in thousands, except per share amounts)

1. Description of the company and summary of significant accounting policies

Description of the company and nature of business operations

Nature of business operations

Power Solutions International, Inc., a Delaware corporation (“Power Solutions International”, “PSI” or the “Company”) is a global producer and distributor of a broad range of high performance, certified low emission power systems, including alternative fuel power systems for original equipment manufacturers of off-highway industrial equipment (“industrial OEMs”) and certain on-road vehicles and large custom-engineered integrated electrical power generation systems. The Company’s customers include large, industry-leading and/or multinational organizations. The Company’s products and services are sold predominantly to customers throughout North America, as well as to customers located throughout the Pacific Rim and Europe. The Company operates as one business and geographic operating segment.

The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow the Company to provide its customers with power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers, and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company purchases engines from third party suppliers and produces internally-designed engines, all of which are then integrated into the Company’s power systems. Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which the Company coordinates significant design efforts with third party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third party suppliers. Some of the key components (including purchased engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide its customers with a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel, gasoline and non-certified power systems and aftermarket components.

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

Reclassification

Certain amounts recorded in the prior period consolidated financial statements presented have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported results of operations.

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

Revenue recognition

The Company recognizes revenue upon transfer of title and risk of loss to the customer, which is typically when products are shipped, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable and management believes collectability is reasonably assured. As of December 31, 2015 and December 31, 2014, the Company had recognized revenue associated with approximately $21.4 million and $3.2 million of undelivered product, respectively. In certain circumstances, the Company recognizes revenue before delivery has occurred. In such circumstances, among other things, risk of ownership has passed to the buyer, the buyer has made a written fixed commitment to purchase the finished goods, the buyer has requested the finished goods be held for future delivery as scheduled and designated by them, and no additional performance obligations exist by the Company. The Company anticipates the collection of any unpaid balances during 2016. The Company did not enter into any bill and hold arrangements during 2013.

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

The activity in the Company’s allowance for doubtful accounts as of December 31, was as follows:

	2015	2014
Balance at beginning of year	$652	$452
Charged to expense	641	204
(Write-offs), net of recoveries	(356)	(4)

Balance at end of year	$937	$652

Inventories, net

Inventories consist primarily of engines and parts. Engines are valued at the lower of cost, plus estimated freight-in, or market value. Parts are valued at the lower of cost (first-in, first-out) or market value. When necessary, the Company writes down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory allowance is provided based upon the Company’s estimation of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration, including, but not limited to: (i) customer purchase orders and customer forecasted demand; (ii) historical sales/usage for each inventory item; and (iii) utilization within a current or anticipated future power system.

Inventories consisted of the following as of December 31:

	2015	2014
Raw materials	$104,433	$87,133
Work in process	6,401	1,752
Finished goods	21,853	6,777

Total inventories	132,687	95,662
Inventory allowance	(2,340)	(1,759)

Inventories, net	$130,347	$93,903

The activity in the Company’s inventory allowance as of December 31 was as follows:

	2015	2014
Balance at beginning of year	$1,759	$1,510
Charged to expense	945	679
Write-offs	(364)	(430)

Balance at end of year	$2,340	$1,759

Long-lived assets

Long-lived assets, such as property, plant and equipment and land, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. There were no adjustments to the carrying values of long-lived assets during the years ended December 31, 2015 or 2014.

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

In accordance with ASC 350, Intangibles — Goodwill and Other Intangibles, the Company amortizes its intangible assets with finite lives using an accelerated method over their respective estimated useful lives and will review for impairment whenever impairment indicators exist. The Company’s intangible assets consist of backlog, customer relationships, developed technology and trade names and trademarks.

Warranty costs

The Company offers a standard limited warranty on the workmanship of certain of its products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the Environmental Protection Agency (“EPA”) and/or the California Air Resources Board (“CARB”) and are longer than the Company’s standard warranty on certain emission related products. The Company’s products also carry limited warranties from suppliers. Costs related to supplier warranty claims are borne by the supplier; the Company’s warranties apply only to the modifications made to supplier base products. The Company’s management estimates and records a liability, and related charge to income, for the warranty program at the time products are sold to customers. Estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold. The Company makes adjustments to estimates in the period in which it is determined that actual costs may differ from initial or previous estimates.

The activity in the Company’s warranty liability as of December 31 was as follows:

	2015	2014
Balance at beginning of year	$3,094	$1,274
Acquisitions	631	1,600
Charged to expense	428	2,020
Payments	(1,726)	(1,800)

Balance at end of year	$2,427	$3,094

Other accrued liabilities

Other accrued liabilities consisted of the following as of December 31:

	2015	2014
Due to former owners	$8,788	$—
Warranty	2,427	3,094
Customer deposits	3,606	385
Other	4,354	3,263

Balance at end of year	$19,175	$6,742

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

Research & development and engineering costs

The Company expenses research & development and engineering costs when incurred. Research & development costs classified within research & development and engineering expenses in the consolidated statements of operations, consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications relating to the alternative fuel market across all markets with an emphasis on the industrial and on-road markets. These costs approximated $19.1 million, $14.9 million and $9.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Share-based compensation

The Company accounts for share-based compensation expense for awards granted to employees for service over the service period based on the grant date fair value.

Fair value of financial instruments

The Company’s financial instruments include accounts receivable, accounts payable, revolving line of credit, term debt and private placement warrants. The carrying amounts of accounts receivable and accounts payable approximate fair value because of their short-term nature. The carrying value of the revolving line of credit and term debt approximate fair value because the interest rates fluctuate with market interest rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities. Based upon the Company’s current credit agreement with Wells Fargo Bank, National Association, using the Company’s balances and interest rates as of December 31, 2015, and holding other variables constant, an increase by a factor of 10 of the interest rates for the next 12 month period charged by the bank to the Company would decrease the Company’s pre-tax earnings and cash flow by approximately $179,000. The fair value of the private placement warrants is described below in Note 7, “Fair value of financial instruments.”

Self-funded insurance

The Company is self-insured for certain costs of its employee benefit plans, although the Company obtains third-party insurance coverage to limit its exposure. The Company maintains a stop-loss insurance policy with individual and aggregate stop-loss coverage.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2015 and 2014, the Company had not recorded a deferred tax asset valuation allowance.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. As of December 31, 2015 and 2014, the Company had an unrecognized tax benefit of $1,055,000 and $740,000, respectively, for uncertain tax positions including interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Concentrations

The Company generally maintains cash balances in various accounts at one financial institution in the Midwest. As of December 31, 2015 and 2014, the Company maintained cash in a non-interest bearing account at a financial institution. At December 31, 2015 and 2014, cash accounts were insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution and per depositor. The Company’s cash balances exceeded the FDIC maximum insured amounts in both 2015 and 2014.

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

Three customers (“Customer A”, “Customer B” and “Customer C”) individually accounted for more than 10% of the Company’s sales during one or more years from 2013 through 2015. Customer A represented 12%, 11% and 16% of consolidated net sales in 2015, 2014 and 2013, respectively. Customer B represented 16% and 11% of consolidated net sales in 2015 and 2014, respectively, and less than 10% of consolidated net sales in 2013. Customer C represented less than 10% of consolidated net sales in 2015 and 2013, respectively, and 11% of consolidated net sales in 2014.

Five customers (“Customer A, “Customer B,” “Customer C,” all referred to above, “Customer D” and “Customer E”) individually accounted for more than 10% of consolidated accounts receivable at December 31, 2015 or 2014. At December 31, 2015 and December 31, 2014, Customer A represented 13% of consolidated accounts receivable and less than 10% of consolidated accounts receivable, respectively. At December 31, 2015 and 2014, Customer B represented less than 10% of consolidated accounts receivable and 14% of consolidated accounts receivable, respectively. At December 31, 2015 and 2014, Customer C represented less than 10% of consolidated accounts receivable and 17% of consolidated accounts receivable, respectively. At December 31, 2015 and 2014, Customer D represented less than 10% of consolidated accounts receivable and 11% of consolidated accounts receivable, respectively. Customer E represented 14% and 11% of consolidated accounts receivable in 2015 and 2014, respectively.

Two suppliers (“Supplier A” and “Supplier B”) individually accounted for more than 10% of the Company’s purchases during the years from 2013 through 2015. Supplier A accounted for 21%, 15% and 30% of the Company’s purchases in 2015, 2014 and 2013, respectively. Supplier B accounted for 11%, 27% and 15% of the Company’s purchases in 2015, 2014 and 2013, respectively.

2. Recently issued accounting pronouncements

The Company evaluates the pronouncements of authoritative accounting organizations, including the Financial Accounting Standards Board (FASB), to determine the impact of new pronouncements on GAAP and the Company. In May of 2014, the FASB and International Accounting Standards Board jointly issued a final standard on revenue recognition which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This standard will supersede most current revenue recognition guidance. Under the new standard, entities are required to identify the following within a contract with a customer: the separate performance obligations in the contract; the transaction price; allocation of the transaction price to the separate performance obligations in the contract; and the appropriate amount of revenue to be recognized when (or as) the entity satisfies each performance obligation. Entities have the option of using either retrospective transition or a modified approach in applying the new standard. On July 9, 2015, the FASB voted to issue a final Accounting Standards Update (ASU) that defers for one year the effective date of the new revenue standard and allows early adoption as of the original effective date (i.e., annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods). After reviewing and discussing the feedback received, the FASB decided to adopt the standard as originally proposed. Thus, the anticipated final ASU will be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. The Company is currently evaluating the approach it will use to apply the new standard and the impact that the adoption of the new standard will have on the Company’s consolidated financial statements.

In April of 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Although the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, as permitted under the standard, the Company chose to early adopt this guidance as of June 30, 2015, and has therefore presented the debt issuance costs associated with the issuance of its 5.50% Senior Notes as a direct deduction from the carrying value of the liability as of December 31, 2015. Refer to Note 8, “Debt” for further details related to the issuance of the Company’s 5.50% Senior Notes.

In July 2015, the FASB issued final guidance to simplify the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies to inventories for which cost is determined by methods other than LIFO and the retail inventory method. The amendment is to be applied prospectively and is effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC amendment, but does not expect it will have a significant effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet instead of separating deferred taxes into current and noncurrent amounts. Although the standard is effective for the Company for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods, the Company chose the early adoption provision of this standard as of the year ended December 31, 2015, and has prospectively classified all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet in accordance with the standard. Prior year’s balances were not required to be retrospectively adjusted.

There were no additional new accounting pronouncements or guidance that have been issued or adopted by authoritative accounting organizations during the year ended December 31, 2015, that are expected to have a significant effect on the Company’s consolidated financial statements.

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

The estimated fair values of assets acquired and liabilities assumed are based on the information that was available through the date of the most recent balance sheet, and are provisional, until the Company has completed the required analysis of fair values to be assigned to the assets acquired and liabilities assumed. The ultimate determination of fair values assigned to the assets acquired and liabilities assumed requires management to make significant assumptions and estimates. The more significant assumptions include estimating future cash flows and developing appropriate discount rates. These estimates and assumptions of the fair value allocation are subject to change upon the finalization of all valuation analyses. When required, independent valuation specialists conduct valuations to assist management of the Company in determining the estimated fair values of trade receivables, inventory, machinery and equipment, intangible assets and liabilities assumed, including contingent consideration. The determination of these estimated fair values, the assets’ useful lives and the amortization and depreciation methods are subject to finalization of the work performed by the independent valuation specialists. Fair value measurements can be highly subjective, and the reasonable application of measurement principles may result in a range of alternative estimates using the same facts and circumstances. The final allocation could be materially different from the preliminary allocation recorded in the Company’s consolidated balance sheet. However, the Company’s management is ultimately responsible for the values assigned. Although the final determinations may result in asset fair values that are materially different from the preliminary estimates of the amounts included in the Company’s consolidated financial statements until the Company has finalized its analysis, the Company believes that the fair values ultimately assigned to the assets acquired and liabilities assumed will not materially differ from amounts initially recorded in the Company’s consolidated financial statements.

The consolidated financial statements as of and for the years ended December 31, 2015 and 2014, include the assets, liabilities and operating results of each acquired business since the date of each respective acquisition. There were no such business combinations during the year ended December 31, 2013.

Acquisition of Powertrain Integration, LLC

On May 4, 2015, the Company entered into an Asset Purchase Agreement (“APA”) with Powertrain Integration, LLC (“Powertrain”) and its owners to acquire the assets of Powertrain. The acquisition closed on May 19, 2015 (“Powertrain Date of Acquisition”). Powertrain provides on-road powertrain solutions, including systems, components and services for niche OEM automakers and fleets. Powertrain specializes in alternative-fuel as well as gasoline and diesel systems and offers design, engineering, testing and production capabilities to deliver one-stop vehicle integration. At closing, the Company paid cash of $20,873,000 representing the initial cash consideration adjusted for estimated working capital. Subsequently, the Company recorded a $97,000 favorable final working capital adjustment that reduced the cash paid to $20,776,000. The purchase price was subject to further adjustments for assumed liabilities, and contingent consideration consisting of a Base Earn-out Payment and Additional Earn-out Payment, all as described in the APA. The contingent consideration attributable to the Base Earn-out was based upon the 2015 full year net sales of Powertrain and the Additional Earn-out Payment was defined as the greater of a 5.0% per annum return on the Base Earn-out Payment and the incremental growth of the Company’s stock price since the acquisition was announced as determined in accordance with the formula defined in the APA. The Base Earn-out Payment and the Additional Earn-out Payment were initially determined using a Modified Black-Scholes call option model because the inputs to determine these amounts were unobservable and thus considered a Level 3 financial instrument. The resultant initial contingent consideration of $8,200,000 and the cash paid at closing along with the final working capital adjustment resulted in a purchase price of $28,976,000 subject to the final determination of the contingent consideration.

As of December 31, 2015, the final Base Earn-out and Additional Earn-out Payment were finalized and the contingent consideration was adjusted to $8,248,000. The additional liability was recorded as an adjustment within “Other (income) expense” within the Company’s statement of operations for the year ended December 31, 2015.

Under the terms of the APA, the Base Earn-out and the Additional Earn-out payments are expected to be paid in cash during 2016.

The Company accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed was provisionally allocated to goodwill at the Powertrain Date of Acquisition and deemed final as of December 31, 2015. The Company has treated the acquisition of Powertrain as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the Powertrain Date of Acquisition, and therefore, a provision for deferred income tax was not recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition was funded by certain proceeds received from the issuance of the 5.50% Senior Notes described in Note 8, “Debt”.

The purchase price for this acquisition had been provisionally allocated as of May 19, 2015, and deemed final as of December 31, 2015, to the assets acquired and liabilities assumed based on their estimated fair values as follows:

	May 19, 2015 (As initially reported)	Measurement period adjustment	May 19, 2015 (As adjusted)
Assets acquired:
Accounts receivable	$4,942	$(11)	$4,931
Inventories	1,890	—	1,890
Prepaid expenses and other current assets	23	—	23
Property, plant & equipment	315	(1)	314
Other non-current assets	24	—	24

Total tangible assets	7,194	(12)	7,182

Intangible assets:
Intangible assets	13,600	—	13,600
Goodwill	14,471	506	14,977

Total assets acquired	35,265	494	35,759

Liabilities assumed:
Accounts payable	5,951	—	5,951
Accrued liabilities	241	591	832

Total liabilities assumed	6,192	591	6,783

Net assets acquired	$29,073	$(97)	$28,976

Cash paid at Powertrain Date of Acquisition	$20,873
Contingent consideration	8,200
Working capital adjustment	(97)

Aggregate consideration	$28,976

The above estimated fair values of assets acquired and liabilities assumed were initially provisional, but deemed final as of December 31, 2015. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of certain assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs that are Level 3 inputs in the fair value hierarchy. The Company believes that these inputs provided a reasonable basis for estimating the fair values and has finalized these amounts as of December 31, 2015. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at the Powertrain Date of Acquisition.

The fair value of accounts receivable acquired was adjusted for amounts known or highly likely to be uncollectible based upon an assessment of known facts and circumstances as of the Powertrain Date of Acquisition and additional information arising subsequent to the Powertrain Date of Acquisition with respect to these known facts and circumstances.

The inventory acquired was revalued to its fair value. While the cost of raw materials generally approximated fair value, the value of finished goods inventory was “stepped up” by $22,000, representing the estimated selling price of that inventory less the sum of costs to complete and a reasonable allowance for the Company’s selling efforts, thereby reducing the margin on certain acquired inventory sold. The Company recognized all of this “stepped up” inventory value within cost of sales in the year ended December 31, 2015.

The identifiable intangible assets as a result of the acquisition are amortized over their respective estimated useful lives as follows:

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

The accounts payable and accrued liabilities assumed were based on their book values which approximated their fair values at the Powertrain Date of Acquisition. Subsequent to the Powertrain Date of Acquisition, the accrued liabilities were further adjusted by $591,000 primarily related to additional warranty reserves to more accurately reflect the liabilities assumed as of that date.

The following supplemental unaudited pro forma information presents the financial results as if the Powertrain transaction had occurred on January 1, 2014 as follows:

	Year ended (unaudited)
	December 31, 2015	December 31, 2014
Net sales	$402,718	$400,585
Net income	14,868	$26,320
Earnings per share, basic	$1.38	$2.46
Earnings per share, diluted	$0.50	$1.81

The pro forma information presented above is for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company.

Acquisition of Bi-Phase Technologies, LLC

On May 1, 2015 (“Bi-Phase Date of Acquisition”), the Company acquired all of the membership interests in Bi-Phase Technologies, LLC, a Minnesota limited liability company (“Bi-Phase”) and wholly-owned subsidiary of TPB, Inc., a Minnesota corporation. Bi-Phase is engaged in the design and manufacture of liquid propane electronic fuel injection systems to allow for the conversion of vehicles from gasoline to propane. The initial purchase price was approximately $3.5 million in cash plus certain working capital adjustments, assumption of certain liabilities and Earn-out Payments as defined in the Membership Interest Purchase Agreement. The cash paid at the Bi-Phase Date of Acquisition was $3,619,000 including estimated working capital. Subsequently, the Company paid an additional $266,000 representing the final working capital adjustment for total cash consideration of $3,885,000 before the contingent consideration. The Company also recorded a contingent consideration liability of $540,000 representing an estimate of the Earn-out Payments expected to be payable in connection with the acquisition of Bi-Phase. This contingent consideration, payable to TPB, Inc., is based upon certain sales of Bi-Phase fuel systems over a period of three to five years. Accordingly, the aggregate purchase price approximated $4,425,000 as of December 31, 2015.

The Company accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed was initially provisionally allocated to goodwill at the Bi-Phase Date of Acquisition and then deemed final as of December 31, 2015. The Company has treated the acquisition of Bi-Phase as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the Bi-Phase Date of Acquisition, and therefore, a provision for deferred income tax was not recorded in connection with the purchase price allocation. Additionally, any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition was funded by the proceeds received from the issuance of the 5.50% Senior Notes described in Note 8, “Debt”.

The purchase price for this acquisition had been provisionally allocated at the Bi-Phase Date of Acquisition, and deemed final as of December 31, 2015, to the assets acquired and liabilities assumed based on their estimated fair values as follows:

May 1, 2015 (Bi-Phase Date of Acquisition)
Assets acquired:
Accounts receivable	$212
Inventories	2,103
Prepaid expenses	4
Property, plant & equipment	113
Other assets	162

Total tangible assets	2,594

Intangible assets:
Intangible assets	860
Goodwill	1,217

Total assets acquired	4,671

Liabilities assumed:
Accounts payable	199
Accrued liabilities	47

Total liabilities assumed	246

Net assets acquired	$4,425

Initial cash paid at Bi-Phase Date of Acquisition	$3,619
Contingent consideration	540
Working capital adjustment	266

Aggregate consideration	$4,425

The fair value measurements of certain assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs that are Level 3 inputs in the fair value hierarchy. There are inherent uncertainties and management judgment required in these determinations. The Company believes that these inputs provided a reasonable basis for estimating the fair values and has finalized these amounts as of December 31, 2015. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at the Bi-Phase Date of Acquisition.

The fair value of accounts receivable acquired was adjusted for amounts known or highly likely to be uncollectible based upon an assessment of known facts and circumstances as of the Bi-Phase Date of Acquisition and additional information arising subsequent to that date with respect to these known facts and circumstances.

The inventory acquired was revalued to its fair value. While the cost of raw materials generally approximated fair value, the value of finished goods inventory was “stepped up” by $226,000, representing the estimated selling price of that inventory less the sum of costs to complete and a reasonable allowance for the Company’s selling efforts, thereby reducing the margin on certain acquired inventory sold. The Company recognized all of this “stepped up” inventory value within cost of sales in the year ended December 31, 2015.

The identifiable intangible assets as a result of the acquisition are amortized over their respective estimated useful lives as follows:

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

Acquisition of Buck’s Acquisition Company, LLC

On March 18, 2015 (“Buck’s Date of Acquisition”), the Company acquired all of the membership interests in Buck’s Acquisition Company, LLC, (“Buck’s”) from UE Powertrain d/b/a Buck’s Engines and United Holdings, LLC, for an initial cash purchase price of approximately $9,735,000, subject to certain adjustments as defined by the purchase agreement. Buck’s is a manufacturer of alternative-fuel engines for industrial markets and was formerly a product line of United Engines, LLC. Buck’s supplies a range of alternative-fuel engines that run on natural gas, propane and liquid propane gas fuels. Buck’s targets an extensive range of industrial applications, including irrigation, gas compression, oil production, industrial equipment, power generation, mobile equipment, wind turbines, and re-power applications. The acquisition of Buck’s was accounted for as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed had been provisionally allocated to goodwill at the Buck’s Date of Acquisition and deemed final as of December 31, 2015. The Company treated the acquisition of Buck’s as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities have been assumed to be the same at the Buck’s Date of Acquisition, and therefore, a provision for deferred income tax was not recorded in connection with the purchase price allocation. Any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition of Buck’s was funded through the Company’s revolving line of credit.

The purchase price for this acquisition had been provisionally allocated at the Bucks Date of Acquisition, and deemed final as of December 31, 2015, to the assets acquired and liabilities assumed based on their estimated fair values as follows:

March 18, 2015 (Buck’s Date of Acquisition)
Assets acquired:
Inventories	$6,598
Property, plant & equipment	231

Total tangible assets	6,829

Intangible assets:
Intangible assets	1,380
Goodwill	1,526

Total assets acquired	$9,735

The fair value measurements of certain assets acquired were based on valuations involving significant unobservable inputs that are Level 3 inputs in the fair value hierarchy. There are inherent uncertainties and management judgment required in these determinations. The Company believes that these inputs provided a reasonable basis for estimating the fair values and has finalized these amounts as of December 31, 2015. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at acquisition.

The inventory acquired was revalued to its fair value. While the cost of raw materials generally approximated fair value, the value of finished goods inventory was “stepped up” by $290,000, representing the estimated selling price of that inventory less the sum of costs to complete and a reasonable allowance for the Company’s selling efforts, thereby reducing the margin on certain acquired inventory sold. The Company recognized all of this “stepped up” inventory value within cost of sales in the year ended December 31, 2015.

The identifiable intangible asset as a result of the acquisition is amortized over its respective estimated useful life as follows:

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

The consolidated financial statements as of and for the years ended December 31, 2015 and 2014, include the assets, liabilities and operating results of each acquired business since the date of each respective acquisition. There were no such business combinations during the year ended December 31, 2013.

Acquisition of Professional Power Products, Inc.

On April 1, 2014 (“Date of Acquisition”), the Company acquired Professional Power Products, Inc. (“3PI”), pursuant to a stock purchase agreement with Carl L. Trent and Kenneth C. Trent (collectively the “Trents”) and CKT Holdings Inc., a Wisconsin corporation owned by the Trents. 3PI is a designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural gas power generation markets. The Company treated the acquisition of 3PI as a purchase of assets for income tax purposes. The acquisition of 3PI was financed through the Company’s revolving line of credit and from proceeds received from a secured term loan.

On the Date of Acquisition, the Company acquired all of the issued and outstanding stock of 3PI, an Illinois corporation and wholly-owned subsidiary of CKT Holdings Inc., for cash of $45.4 million, including cash acquired of $1.3 million, and agreed to pay to the sellers additional consideration of between $5,000,000 and $15,000,000 in shares of the Company’s common stock, valued at $76.02 per share (i.e., between 65,772 and 197,316 shares), based upon, and following the final determination in accordance with the Stock Purchase Agreement of, the 3PI EBITDA (as defined in the Stock Purchase Agreement). As of the Date of Acquisition, this consideration was valued at $8.9 million, and accordingly the total consideration payable for 3PI was valued at $54.3 million. The consideration payable in shares of the Company’s common stock consisted of (i) fixed consideration and (ii) contingent consideration. The Stock Purchase Agreement included a provision by and among the Company, Shareholders and Seller to treat the purchase of the 3PI stock as an acquisition of assets for income tax purposes.

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

The Company incurred total transaction costs related to the acquisition of approximately $811,000, all of which was recognized and classified within general and administration expense in the Company’s consolidated statements of operations in 2014. To facilitate the transaction, the Company entered into an amended and restated credit agreement with Wells Fargo Bank, N.A. on April 1, 2014, to increase its revolving line of credit and secured a $5.0 million term loan to finance this acquisition. Refer to Note 8, “Debt” for a further description of these obligations.

The acquisition of 3PI was accounted for as a business combination in accordance with ASC 805, Business Combinations, and, as such, assets acquired and liabilities assumed were recorded at their respective fair values. The purchase price for this acquisition allocated to the assets acquired and liabilities assumed based on their estimated fair values was as follows:

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

The above estimated fair values of assets acquired and liabilities assumed were based on known information as of April 1, 2014, were provisionally allocated to the assets acquired and liabilities assumed and deemed final as of December 31, 2014. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy. The Company believes that this information provides a reasonable basis for estimating the fair values. Except as discussed below, the assets acquired and the liabilities assumed were stated at their estimated fair values at the Date of Acquisition.

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

As a result of the provisions within the Stock Purchase Agreement, the Company treated the acquisition of 3PI as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities were initially the same at the Date of Acquisition. The write-off of the earn-out portion of the contingent consideration and the difference in the book and tax basis of the fixed portion of the consideration resulted in a lower amount of goodwill that is deductible by the Company for income tax purposes. Accordingly, the Company recognized deferred income tax liabilities arising from these differences which amounted to $1,570,000 and $681,000, respectively. The $1,570,000 was recognized in the Company’s income tax expense while the $681,000 was recognized as an adjustment to the Company’s additional paid-in-capital as of and for the year ended December 31, 2014. The total amount of goodwill that is expected to be deductible for income tax purposes was approximately $18.0 million at December 31, 2014.

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

The following supplemental unaudited pro forma information presents the financial results as if the 3PI transaction had occurred on January 1, 2013 as follows:

	Year ended (unaudited)
	December 31, 2014	December 31, 2013
Net sales	$353,175	$278,117
Net (loss) income	$23,671	$(16,557)
(Loss) earnings per share, basic	$2.21	$(1.69)
(Loss) earnings per share, diluted	$1.57	$(1.69)

The historical operating results of 3PI included in the proforma information above was adjusted to exclude certain non-recurring expenses, principally transaction expenses which amount approximated $3,474,000 in 2014 and none in 2013.

The pro forma information presented above is for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at an earlier date, nor are these results necessarily indicative of future consolidated results of operations of the Company.

Transaction fees and expenses

The Company incurred total transaction costs related to its acquisition activities of $526,000, excluding lease termination expenses associated with the Buck’s and Bi-Phase facilities, for the year ended December 31, 2015, respectively, all of which was recognized as an operating expense and classified within general and administrative expenses in the Company’s consolidated statements of operations. The Company incurred total transaction costs related to the 3PI acquisition of $811,000 in the year ended December 31, 2014.

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

The computations of basic and diluted earnings (loss) per share as of December 31, 2015, 2014 and 2013, were as follows:

	2015	2014	2013
Numerator:
Net income (loss)	$14,278	$23,726	$(18,760)
Change in the value of Private Placement Warrants	(9,299)	(6,169)	—

	$4,979	$17,557	$(18,760)

Denominator:
Weighted average common shares outstanding-basic	10,808,005	10,706,780	9,779,457
Incremental shares from assumed exercise of Private Placement Warrants, SAR, restricted stock	265,642	424,837	—

Weighted average common shares outstanding-diluted	11,073,647	11,131,617	9,779,457

Earnings (loss) per share of common stock — basic and diluted:
Earnings (loss) per share of common stock — basic	$1.32	$2.22	$(1.92)

Earnings (loss) per share of common stock — diluted	$0.45	$1.58	$(1.92)

As of December 31, 2015, SARs were excluded from the diluted EPS calculation because they have an anti-dilutive effect under the treasury stock method. As of December 31, 2013, due to the loss reported in the consolidated statements of operating results, any potentially issuable shares of Company common stock associated with the Private Placement Warrants, SAR and restricted stock granted were not included in the dilutive EPS calculation. These potential shares were excluded from the diluted EPS calculation because they have an anti-dilutive effect under the treasury stock method.

5. Property, plant and equipment, net

The components of property, plant and equipment as of December 31, were as follows:

	2015	2014
Land	$260	$260
Building and improvements	8,189	5,015
Office furniture and equipment	4,675	3,705
Tooling and equipment	21,381	13,736
Transportation equipment	560	525
Construction in progress	3,011	6,056

Property, plant and equipment, at cost	38,076	29,297
Accumulated depreciation	(12,075)	(8,405)

Property, plant and equipment, net	$26,001	$20,892

Property, plant and equipment are recorded at cost or fair value when acquired in a business combination. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the assets’ useful economic lives or the period from the date the assets are placed in service to the end of the lease term including renewal periods that are considered by the Company to be reasonably assured of being exercised. Depreciation expense totaled $4,347,000, $2,562,000 and $1,528,000, for the years ended December 31, 2015, 2014 and 2013, respectively.

Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Estimated useful lives by major asset category are as follows:

Life (in years)
Building and improvements	Lesser of (i) 39 years, (ii) expected useful life of improvement or (iii) life of lease (including likely extension thereof)
Tooling and equipment	Up to 10 years
Office furniture and equipment	3 – 10
Transportation equipment	3 – 5

6. Goodwill and other intangibles

Goodwill is not amortized, but is reviewed annually or more frequently if indicators arise, for impairment. The Company’s evaluation of goodwill impairment involves first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, as defined below, is less than its carrying amount. The Company may bypass this qualitative assessment, or determine that based on its qualitative assessment considering the totality of events and circumstances (including macroeconomic factors, industry and market considerations, current and projected financial performance, a sustained decrease in share price, or other factors), that additional impairment analysis is necessary. This additional analysis involves comparing the Company’s market capitalization relative to the carrying value of its equity and other factors deemed appropriate by management annually, as of October 1. However, actual fair values that could be realized in a transaction may differ from those used to evaluate the potential impairment of goodwill.

Goodwill was evaluated for impairment at the reporting unit level, which was defined as the operating segment level. At December 31, 2015 and 2014, goodwill recorded on the Company’s consolidated balance sheet was $41,466,000 and $23,546,000, respectively. The Company’s fair value measurement test, performed annually as of October 1, revealed no indications of impairment as of the respective balance sheet dates.

The activity in the Company’s goodwill as of December 31 was as follows:

	2015	2014
Balance at beginning of year	$23,546	$—
Acquisitions	17,920	23,546

Balance at end of year	$41,466	$23,546

Management reviews other intangible assets, which include backlog, customer relationships, developed technology and trade names and trademarks, for impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. In the event that impairment indicators exist, a further analysis is performed and if the sum of the expected undiscounted future cash flows resulting from the use of the asset were less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value would be recorded. Management considers historical experience and all available information at the time the estimates of future cash flows are made, however, the actual cash values that could be realized may differ from those that are estimated. For the year ended December 31, 2015 and 2014, there were no indications of impairment.

Amortization expense was classified as follows in the Company’s consolidated statements of operations for the years ended December 31:

	2015	2014	2013
Cost of sales	$742	$1,134	$40
Operating expenses	4,582	1,013	—

	$5,324	$2,147	$40

The tables below show the amortization period and intangible asset cost by intangible asset as of December 31, 2015 and December 31, 2014 and the accumulated amortization and net intangible asset value in total for all those intangible assets that related to the Company’s acquisitions, for the related period. Refer to Note 3, “Acquisitions” for a further discussion of these acquisitions.

		2015
Description of intangible	Amortization period	Gross amount	Accumulated amortization	Net amount
Backlog	18 months	$1,800	$(1,800)	$—
Customer relationships	13 years	34,940	(5,129)	29,811
Developed technology	7 years	700	(113)	587
Trade names and trademarks	13 years	1,700	(353)	1,347

Total		$39,140	$(7,395)	$31,745

		2014
Description of intangible	Amortization period	Gross amount	Accumulated amortization	Net amount
Backlog	18 months	$1,200	$(1,095)	$105
Customer relationships	13 years	20,600	(926)	19,674
Trade names and trademarks	13 years	1,700	(87)	1,613

Total		$23,500	$(2,108)	$21,392

The weighted average useful life of those intangibles acquired and included in the table above was approximately 13 years as of December 31, 2015 and 2014.

The table below shows the estimated future amortization expense for intangible assets:

Year	Estimated amortization expense
2016	$5,714
2017	4,837
2018	4,182
2019	3,638
2020	3,053
Thereafter	10,321

Total	$31,745

7. Fair value of financial instruments

As of December 31, 2015, and December 31, 2014, the Company measured its financial assets and liabilities under the amended ASC 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of December 31, 2015 and December 31, 2014, the Company’s liability for Private Placement Warrants was measured at fair value under ASC 820. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

As of December 31, 2015 and 2014, the Company estimated the fair value of its Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model as of December 31, were as follows:

	December 31, 2015	December 31, 2014
Market value of the Company’s common stock	$18.25	$51.61
Exercise price	$13.00	$13.00
Risk-free interest rate	0.12%	0.39%
Estimated price volatility	55.00%	55.00%
Contractual term	0.33 years	1.33 years
Dividend yield	—	—

The market value of the Company’s common stock was based on its closing price on December 31, 2015 and December 31, 2014, the date of each valuation. The volatility factors noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. If all other assumptions were held constant, a 10% change in the market value of the Company’s common stock as of December 31, 2015, would have an immaterial effect on the recorded liability of the Private Placement Warrants.

The following table summarizes the change in the estimated fair value of the Company’s Private Placement Warrants liability Level 3 financial instrument as of December 31:

	2015	2014
Balance at beginning of year	$11,036	$24,525
Fair value of private placement warrants exercised	(255)	(7,320)
Decrease in the value of private placement warrants	(9,299)	(6,169)

Balance at end of year	$1,482	$11,036

For the years ended December 31, 2015, 2014 and 2013, the Company recognized income of $9,299,000, $6,169,000 and expense of $28,031,000, respectively. This was due to a decrease in the estimated fair value of the Company’s Private Placement Warrants in 2015 and 2014 and an increase in fair value of the Private Placement Warrants in 2013. This income and expense was recorded as “Private placement warrant (income) expense” in the Company’s consolidated statements of operations for the respective periods.

Financial liabilities measured at fair value

The following table summarizes fair value measurements by level as of December 31, 2015, for the Company’s level 3 financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$1,482

The following table summarizes fair value measurement by level as of December 31, 2014, for the Company’s level 3 financial liability measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$11,036

Financial assets and liabilities not measured at fair value

As of December 31, 2015 and December 31, 2014, the Company’s revolving line of credit and term debt, including accrued interest, recorded on the consolidated balance sheets were carried at cost. The carrying value of the revolving line of credit and term debt approximated fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile had not changed significantly since the origination of these financial liabilities. Under ASC 825, Financial Instruments, these financial liabilities were defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable. The carrying value of cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and other accrued liabilities approximated fair value because of their short maturities.

8. Debt

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

On April 1, 2014, the Wells Credit Agreement was amended (the “Amended Wells Credit Agreement”) to increase the Company’s revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires the Company to report its fixed charge coverage ratio and leverage ratio as described below; (d) includes a $5.0 million term loan arrangement with Wells Fargo Bank; and (e) includes a letter of credit sub-facility of the revolving line of credit. The principal amount of the $5.0 million term loan was payable in 36 equal monthly installments with the first payment due on June 1, 2014, plus interest at LIBOR plus 4.50%. Effective April 1, 2014 and during the period in which the term loan was outstanding, the Company was subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. The Company was required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and the Company’s debt leverage ratio could not exceed 4.0 to 1.0 during the period in which the term loan was outstanding. At the time, the Company used borrowings under this expanded revolving line of credit as well as the proceeds from the term loan to finance the acquisition of 3PI which was consummated on April 1, 2014 as described in Note 3, “Acquisitions.” The term loan was subsequently paid in full on April 29, 2015. In connection with the repayment of the term loan on April 29, 2015, the Company’s minimum monthly fixed charge coverage ratio reverted back to 1.0 to 1.0, the testing of which commences on the last day of the month prior to the date on which the Company’s Availability is less than the Threshold Amount.

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

On April 29, 2015, the Company entered into an amended credit facility (“Amended Wells Credit Agreement III”) for the purpose of facilitating the issuance of the 5.50% Senior Notes (the “Senior Notes”), as described below, and this amendment provided for the earlier maturity of the Amended Wells Credit Agreement III to insure that the Amended Wells Credit Agreement III will come due before the Senior Notes are payable as described below. While the Senior Notes are outstanding, the Amended Wells Credit Agreement III will become due 75 days prior to the earliest date that a Special Mandatory Purchase Date may occur or 90 days prior to the final maturity date of the Senior Notes, all as described in the Indenture agreement below. Accordingly, under the above terms, the Amended Wells Credit Agreement III will become due no earlier than March 15, 2017, but no later than January 31, 2018.

As of December 31, 2015, $97.0 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.84% as of December 31, 2015. The remaining outstanding balance of $299,000 as of December 31, 2015 had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.50% with the applicable margin included. The unused and available revolving line of credit balance was $27.1 million at December 31, 2015. The Company’s term loan was repaid on April 29, 2015.

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

5.50% Senior Notes

On April 24, 2015, the Company entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million of the Company’s unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, the Company entered into an indenture agreement (“Indenture”) dated April 29, 2015, by and among the Company, The Bank of New York Mellon, as Trustee, and the Company’s subsidiaries as guarantors. The Company received net proceeds of $53,483,000 after financing costs of $1,517,000. As discussed previously, in Note 2, “Recently issued accounting pronouncements”, in accordance with the guidance issued to simplify the presentation of debt issuance costs, the Company has presented issuance costs associated with its 5.50% Senior Notes as a direct deduction from the carrying value of the obligation on the Company’s consolidated balance sheet as of December 31, 2015. As of December 31, 2015, the balance outstanding on the 5.50% Senior Notes was $53,820,000 net of unamortized financing fees.

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

The Senior Notes have a Special Mandatory Purchase Date as described in the Indenture and summarized as follows. Upon the occurrence of the earlier of (I) March 15, 2017, if the Trustee has not received on or within five days prior to such date an officer’s certificate stating that (i) the Company’s pro forma consolidated EBITDA (as defined in the Indenture) is at least equal to or greater than $35.0 million for the most recent four full fiscal quarters for which financial statements are available as of such date and (ii) the Company’s consolidated pro forma ratio of consolidated EBITDA to fixed charges (as defined in the Indenture) is at least equal to or greater than 3.25 to 1.0 for the most recent four full fiscal quarters for which financial statements are available as of such date or (II) the date on which the Company notifies the Trustee in writing (which date may be at any time on or after March 1, 2017 but on or prior to March 15, 2017) that the Company cannot or will not deliver such officers’ certificate, then, unless the Company has given on or prior to March 15, 2017 a notice of redemption of all of the Senior Notes, the Company will make a mandatory offer to purchase all of the Senior Notes at a purchase price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase in accordance with the procedures set forth in the Indenture.

The Indenture contains covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional debt, prepay subordinated indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase capital stock, make investments and restricted payments, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of the Company’s assets, in each case subject to certain qualifications and exceptions set forth in the Indenture. The Indenture also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25.0% in principal amount of the then outstanding Senior Notes may declare the principal of and accrued but unpaid interest on all Senior Notes to be due and payable.

Interest on the Senior Notes accrues at a rate of 5.50% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2015. As of December 31, 2015, the accrued, but unpaid interest on the Senior Notes was $513,000.

9. Leases

The Company leases certain buildings and equipment under various noncancelable operating lease agreements that contain renewal provisions. Rent expense under these leases approximated $4,377,000, $3,314,000 and $2,693,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

The future minimum lease payments due under operating leases as of December 31, 2015, were as follows:

2016	$4,771
2017	4,192
2018	3,207
2019	1,918
2020	1,687
Thereafter	3,047

$18,822

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

Of the Company’s 1,530,925 shares initially made available and reserved for awards under the 2012 Plan, 790,865 shares have been granted under various awards as described below, and as of December 31, 2015, the Company had 740,060 shares of common stock available for future issuance under the 2012 Plan.

SAR award agreements

SAR awards are accounted for as equity, in accordance with ASC 718, Compensation — Stock Compensation, which states that options or similar instruments on shares shall be classified as liabilities if either the underlying shares are classified as liabilities or the entity can be required under any circumstance to settle the option or similar instrument by transferring cash or other assets. The Company’s underlying shares are classified as equity, and under the terms of the SAR Award Agreement, the Company must settle the exercised portion of the SAR in shares of the Company’s common stock. As such, the Company has accounted for the SAR as equity.

ASC 718, Compensation — Stock Compensation, was utilized in order to estimate the fair value of the SAR. The term “fair value” has been defined in Note 7, “Fair value of financial instruments.” ASC 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award as of the grant date. That cost is then recognized over the period during which an employee is required to provide service in exchange for the award. The Company has computed compensation expense by applying the guidance stated in ASC 718, on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

The Compensation Committee of the Board of Directors approved, and the Company granted the following SAR awards:

Award Description	Grant Date	Recipient	Award	Exercise Price	Expiration
SAR I	June 6, 2012	Chief Operating Officer (“COO”)	543,872 shares	$22.07	June 6, 2022
SAR II	October 19, 2015	Chief Financial Officer (“CFO”)	60,000 shares	$24.41	October 19, 2025

SAR awards entitle the recipients to receive, upon any exercise, a number of shares of the Company’s common stock equal to (i) the number of shares for which the SAR is being exercised multiplied by the value of one share of the Company’s common stock on the date of exercise (determined as provided in the SAR Award Agreement), (ii) less the number of shares for which the SAR is being exercised multiplied by the applicable exercise price, (iii) divided by the value of one share of the Company’s common stock on the date of exercise (determined as provided in the SAR Award Agreement). The exercised SAR is to be settled only in whole shares of the Company’s common stock, and the value of any fractional share of the Company’s common stock will be forfeited.

SAR I

The assumptions used for the measurement of the expense for SAR I included an expected term of 6.0 years, a risk-free interest rate of 0.92%, an anticipated volatility factor of 55.0% and a zero dividend yield. The resulting valuation as of the SAR I grant date was discounted by 15%, reflecting an assessment of the then trading activity of the Company’s common stock (and by extension SAR I). The suggested value from the Black Scholes method reflected a fully marketable security that was not burdened by limited marketability; however, at that time, the Company’s common stock (and by extension SAR I) did not have regular trading activity. Therefore, the Company considered it necessary to incorporate a discount to reflect the limited liquidity associated the SAR I. This approach was consistent with that utilized to value the Company’s Private Placement Warrants at that time. The resulting fair value of SAR I was $3.31 per underlying share. The compensation expense for this SAR I was initially determined to approximate $1.8 million which amount was recognized from the grant date through June 6, 2015.

On June 5, 2015, the Company and the COO agreed to defer the vesting of the remaining unvested portion of the SAR I granted for 30 days until July 6, 2015 pursuant to an amendment to the initial SAR I. On July 6, 2015, the Company and COO entered into a SAR and Bonus Agreement which amended SAR I by extending the vesting period applicable to the remaining unvested portion of SAR I. The unvested portion covers 181,290 underlying shares of the Company’s common stock which, prior to the amendment, would have vested on June 6, 2015. The amendment extended the vesting of these shares to June 6, 2017 with respect to 100,000 underlying shares of the Company’s common stock and to June 6, 2019 with respect to the remaining 81,290 shares of underlying Company common stock (in each case subject to forfeiture upon termination of employment by the Company for “Cause” (as defined in the SAR and Bonus Agreement)). The SAR and Bonus Agreement also provides the COO with an annual bonus in the amount of $250,000 for each of calendar years 2016, 2017, 2018 and 2019 as long as the conditions of the SAR I agreement are met and subject to forfeiture under certain circumstances enumerated in the SAR I agreement.

The extension of the vesting period described above resulted in an additional expense attributable to the fair value of the unrecognized compensation expense of the SAR I and was estimated at $333,000 using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the fair value of the Company’s common stock, exercise price, risk-free interest rate, estimated price volatility, term and dividend yield as follows: a fair value of $51.14, an exercise price of $22.07, a risk-free interest rate of 1.53%, an expected term of 4.9 years, an anticipated volatility factor of 50.0% and a zero dividend yield. The resulting fair value of the extension was $1.54 per underlying share.

This additional expense will be recognized during the remaining vesting period through June 6, 2019. Including the amendment discussed above, the total SAR I expense is expected to be approximately $2,133,000 from initial grant through the final vesting date in 2019. As of December 31, 2015, there was approximately $259,000 of total unrecognized compensation expense related to the SAR I.

In the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $160,000, $329,000 and $907,000, respectively, of compensation expense in connection with SAR I. During the year ended December 31, 2014, a portion of the shares that vested on June 6, 2014 were exercised. During the year ended December 31, 2013, the portion of shares that vested on June 6, 2013 were fully exercised. The impact of this transaction on the Company’s issued capital is described in Note 11, “Stockholders’ equity.”

SAR II

The assumptions used for the measurement of the expense for SAR II included fair value of the Company’s common stock of $24.41, an exercise price of $24.41, an expected term of 7.25 years, a risk-free interest rate of 1.76%, an anticipated volatility factor of 50.0% and a zero dividend yield. The resulting fair value of SAR II was $12.96 per underlying share. SAR II vests ratably and becomes exercisable with respect to one-fourth of the covered shares annually beginning on the third anniversary of the SAR II grant date.

In the year ended December 31, 2015, the Company initially recognized approximately $37,000, of compensation expense in connection with SAR II, and no similar expense in 2014 or 2013. As of December 31, 2015, there was approximately $740,000 of total unrecognized compensation expense related to the SAR II granted under the 2012 Plan. As of December 31, 2015, the weighted-average period over which the unrecognized compensation cost is expected to be recognized is approximately 6.0 years.

Restricted stock awards

The Compensation Committee of the Board of Directors approved, and the Company granted, shares of Company restricted stock (“Restricted Stock”) to various employees pursuant to the 2012 Plan and subject in each case to a Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). Restricted stock activity consisted of the following for the years ended December 31:

	Shares	Weighted Average Grant Date Fair Value
December 31, 2013	162,993	$39.29
Granted	23,000	71.47
Forfeited	(12,000)	60.44
Vested	(19,742)	41.89

December 31, 2014	154,251	$42.18
Granted	1,000	28.48
Forfeited	(800)	65.51
Vested	(24,207)	42.63

December 31, 2015	130,244	$41.77

There was no Restricted Stock activity prior to December 31, 2013 with the exception of the initial 162,993 share grant. These shares of Restricted Stock vest in various increments and periods over a maximum of ten years from the date the stock was granted as defined under the applicable Restricted Stock Award Agreement. In the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $989,000, $925,000 and $361,000, respectively, of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. The fair value of restricted stock that vested during 2015 and 2014 was approximately $1,101,000 and $1,408,000, respectively. As of December 31, 2015, there was approximately $4,882,000 of total unrecognized compensation expense related to the Restricted Stock granted under the 2012 Plan. As of December 31, 2015, the weighted-average period over which the unrecognized compensation cost is expected to be recognized is approximately 6.0 years.

11. Stockholders’ equity

The statements of changes in stockholders’ equity for the years ended December 31, 2015, 2014 and 2013, present the changes giving effect to the Company’s common stock issued, stock compensation activity and Private Placement Warrant exercises, each of which is described below.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. At December 31, 2015, 11,583,831 shares of Company common stock were issued and 10,752,906 shares of Company’s common stock were outstanding. At December 31, 2014, 11,562,209 shares of Company common stock were issued and 10,731,284 shares of Company’s common stock were outstanding. Each holder of a share of the Company’s common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of Company preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights.

Series A Convertible preferred stock

The Company has authorized 114,000 shares of Series A Convertible preferred stock with a par value of $0.001 per share. At December 31, 2015 and 2014, no shares of Series A Convertible preferred stock of the Company were issued or outstanding.

SAR exercise for shares of Company common stock

During the year ended December 31, 2014, 120,000 of the 181,291 shares of common stock underlying SAR I which vested on June 6, 2014, were exercised in two tranches. As a result of these exercises the Company issued a total of 85,903 shares of the Company’s common stock. In connection with these exercises, the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s financial statements resulted in an amount that was deductible for income tax purposes. As such, the Company realized an income tax benefit of $2,427,000 for this incremental amount, which was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital during the year ended December 31, 2014. As of December 31, 2014, there were 61,291 unexercised shares under the SAR that vested on June 6, 2014.

On August 15, 2013, 181,291 shares of common stock underlying SAR I, which vested on June 6, 2013 were exercised. Upon such exercise, the Company initially issued 96,504 shares of the Company’s common stock. Under the terms of the plan, at the option of the recipient, the Company then withheld 42,314 of the shares issued to satisfy the recipient’s income tax obligations. The cash equivalent of the shares withheld was $2,063,000, representing the recipient’s income tax withholding obligation that was remitted by the Company to the applicable taxing authorities. The payment of the income tax withholding obligation was recorded as a reduction in additional paid-in-capital during the year ended December 31, 2013. The Company realized an income tax benefit of $1,642,000 for the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s financial statements that was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital during the year ended December 31, 2013.

Restricted stock vesting for shares of Company common stock

For the years ended December 31, 2015 and 2014, various individuals vested in shares of the Company’s common stock under the Restricted Stock Award Agreement resulting in the net issuance of 16,622 shares and 13,909 shares, respectively. Under the terms of the 2012 Plan, at the option of certain of those vested restricted stock participants, the Company withheld shares issued to satisfy the income tax obligations of these recipients. The cash equivalent of the aggregate number of shares withheld was $351,000 and $430,000 for the years ended December 31, 2015 and 2014, respectively, representing the income tax withholding obligations of the recipients, and such amounts were remitted by the Company to the applicable taxing authorities. The payments of the income tax withholding obligations were recorded as a reduction in additional paid-in-capital as of December 31, 2015 and 2014.

In connection with the vesting and issuance of shares of the Company’s common stock under the 2012 Plan, other than the shares of common stock issued in connection with the SAR, the excess of the underlying value of the common stock issued over the amount recognized as compensation expense in the Company’s financial statements resulted in costs that are deductible for income tax purposes. As such, the Company realized an income tax benefit of $65,000 and $277,000 for this incremental amount which was recorded as a reduction in the Company’s income tax liability and an increase in additional paid-in-capital as of and for the years ended December 31, 2015 and 2014, respectively.

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

The Company was formerly known as Format, Inc. (“Format”). On April 29, 2011, Format consummated a reverse acquisition transaction with The W Group, Inc. and its subsidiaries (“The W Group”) (“Reverse Recapitalization”), and in connection with this transaction, Format changed its corporate name to Power Solutions International, Inc. The Private Placement Warrants issued had an estimated fair value of $2,887,000 at the closing of the Reverse Recapitalization transaction and the Private Placement on April 29, 2011, determined based upon an agreed-upon exercise price of the Private Placement Warrants; the purchase price for (value of) the Company’s preferred stock and Private Placement Warrants, in the aggregate as agreed upon with the investors in the Private Placement; an assessment of an appropriate risk-free interest rate of 2.1%, an anticipated volatility factor of 50.0%, and a zero percent dividend yield, all incorporated into a valuation using the Black-Scholes option pricing model. The Company determined that the five-year Treasury Bond yield was a reasonable assumption for a risk-free rate, and that an appropriate volatility rate would represent the upper end of the range of implied volatility of publicly traded call options of benchmark companies, which reflects the mid-range of their historical volatility. The Company’s past history of not paying dividends and management’s intentions to continue such a dividend policy resulted in a zero dividend yield assumption. The five-year term of the Private Placement Warrants, the stated warrant exercise price of $13.00 per share (as adjusted for a reverse split), when the Private Placement Warrants became exercisable, and the Company’s common stock valuation of $10.08 per share (as adjusted for a reverse split), when the Private Placement Warrants became exercisable, comprise the balance of the inputs into the Black-Scholes pricing model for the warrant valuation.

See Note 7, “Fair value of financial instruments,” for detail describing the valuation approach for the Private Placement Warrants.

During the years ended December 31, 2015, 2014 and 2013, portions of the Private Placement Warrants were exercised, resulting in the issuance of 5,000 shares, 109,585 shares and 339,410 shares of Company common stock, respectively.

As of December 31, 2015 and 2014, 282,257 shares and 287,257 shares of Company common stock, respectively, remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement.

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

In connection with the consummation of the Reverse Recapitalization, the Company also entered into a registration rights agreement with the former stockholders of The W Group, Inc., pursuant to which it agreed to provide to such persons certain piggyback registration rights with respect to shares of the Company’s capital stock, including shares issuable upon exercise, conversion or exchange of securities, held by such persons at any time on or after the closing of the Reverse Recapitalization. The piggyback registration rights under this registration rights agreement are subject to customary cutbacks and are junior to the piggyback registration rights granted to investors in the Private Placement and to Roth pursuant to the Private Placement Registration Rights Agreement.

Universal shelf registration

The Company has a universal shelf registration pursuant to which the Company may offer, issue and sell, from time to time, in one or more offerings, up to $150,000,000 of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, stock purchase contracts and units, and certain selling stockholders may offer and sell, from time to time, in one or more offerings, up to 500,000 shares of common stock.

12. Income taxes

The expense (benefit) for income taxes for the years ended December 31, was as follows:

	2015	2014	2013
Current tax expense (benefit)
Federal	$(446)	$5,650	$2,629
State	55	1,448	955

	(391)	7,098	3,584

Deferred tax expense (benefit)
Federal	345	3,050	967
State	(342)	665	208

	3	3,715	1,175

Total tax (benefit) expense	$(388)	$10,813	$4,759

A reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory tax rate for the years ended December 31, was as follows:

	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense (benefit) at federal statutory rate	$4,862	35.0%	$12,089	35.0%	$(4,760)	34.0%
State income tax, net of federal benefit	178	1.3	1,403	4.0	848	(6.1)
Non-deductible private placement warrant (income)/expense	(3,255)	(23.4)	(2,159)	(6.2)	9,531	(68.0)
Domestic production activity	—	—	(295)	(0.9)	(376)	2.7
Research tax credits	(2,437)	(17.6)	(1,001)	(2.9)	(1,054)	7.5
Tax reserve reassessment	315	2.3	170	0.5	570	(4.1)
Other, net	(51)	(0.4)	606	1.8	—	—

Income tax expense (benefit)	$(388)	(2.8)%	$10,813	31.3%	$4,759	(34.0)%

The Company recognized pretax income of $13,890,000 which included $9,299,000 of permanently excludable income associated with the change in the valuation of the Company’s Private Placement Warrants for the year ended December 31, 2015. Excluding this income, the Company’s pre-tax income was $4,591,000 for the year ended December 31, 2015. The Company also recognized $6,169,000 of income in the year ended December 31, 2014, due to the change in the valuation of the Private Placement Warrants. Excluding this income the Company’s pretax income was $28,370,000 for the year ended December 31, 2014. The Company recognized expense of $28,031,000 in the year ended December 31, 2013, due to the change in the valuation of the Private Placement Warrants. Excluding this expense, the Company’s pre-tax income was $14,030,000 for the year ended December 31, 2013. Excluding the impact of the change in the valuation of the Private Placement Warrants, the Company’s effective income tax rates would have been (8.5)%, 38.1% and 33.9% for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company’s income tax expense for the year ended December 31, 2015, decreased principally due to the lower taxable income realized in 2015 as compared with 2014. On December 18, 2015, Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) was signed into law making the research tax credit permanent. The Company’s income tax expense for the year ended December 31, 2015 was favorably affected by the recognition of federal tax credits for 2015. Partially offsetting the increase in income tax expense for the year ended December 31, 2014 were research tax credits recorded in 2014, net of unrecognized tax benefits, arising from the one year extension of the federal research tax credit as well as continuing state research tax credits. The Company’s income tax expense recognized in 2013 was favorably affected by the recognition of federal research tax credits for 2012 and 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 (“Act”) was signed into law. Some of the provisions of the Act were retroactive to January 1, 2012, including the Research and Experimentation Credit, which, at the time, was extended through the end of 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting the Company’s 2012 federal taxes, including R&D credit, were not recognized in the Company’s financial results until 2013. As the Act was signed into law in 2013, this federal research tax credit for the year ended December 31, 2012 of $413,000, along with the federal research tax credit estimated for 2013 of $641,000, were recorded in the Company’s financial results in the year ended December 31, 2013.

The Company generates research tax credits as a result of its research & development activities which reduce the Company’s effective income tax rate. In general, these credits are general business credits and may be carried forward up to 20 years to be offset against future taxable income.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future.

Components of the deferred income tax assets and liabilities consisted of the following as of December 31:

	2015	2014
Deferred tax assets
Inventory	$2,861	$2,143
Allowances and bad debts	398	280
Accrued warranty	778	1,022
Accrued wages and benefits	627	553
Stock compensation	488	391
Other	515	8

Total deferred tax assets	5,667	4,397

Deferred tax liabilities
Intangibles	(944)	(1,810)
Tax depreciation in excess of book	(3,904)	(1,830)

Total deferred tax liabilities	(4,848)	(3,640)

Net deferred tax assets	$819	$757

The Company’s net deferred tax assets and liabilities are presented as follows in the Company’s consolidated balance sheets as of December 31:

	2015	2014
Current deferred tax assets, net	$—	$3,998
Non-current deferred tax asset/(liabilities), net	819	(3,241)

Net deferred tax assets	$819	$757

In November 2015, the FASB issued final guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet instead of separating deferred taxes into current and noncurrent amounts. Although the standard is effective for the Company for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods, the Company chose the early adoption provision of this standard as of the year ended December 31, 2015, and has prospectively classified all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet in accordance with the standard. Prior year’s balances were not required to be retrospectively adjusted. The adoption of this guidance had no impact on the Company’s consolidated results of income.

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

Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of December 31, 2015, management believes that is it more likely than not that all of the Company’s deferred income tax assets will be realized and no valuation allowance is required on its US deferred tax assets.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015 and 2014, the amount accrued for interest and penalties was not material to the Company’s financial statements.

The change in unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Balance at beginning of year	$723	$555
Additions based on tax positions related to the current year	261	255
Additions/(Reductions) for tax positions of prior years	44	(87)

Balance at end of year	$1,028	$723

As of December 31, 2015, management of the Company believes the liability for unrecognized tax benefits, excluding interest and penalties, could decrease by approximately $141,000 in 2016 due to lapses in the statute of limitations. Due to the various jurisdictions in which the Company files tax returns, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2016, but the amount cannot be estimated.

13. Defined contribution plan

The Company sponsors two retirement savings plans for employees meeting certain eligibility requirements. Under both plans, participants may choose from various investment options and can contribute an amount of their eligible compensation annually as defined by the applicable plan document, subject to Internal Revenue Code limitations.

The Power Great Lakes, Inc. Employees (401k) Profit Sharing Plan is funded by participant contributions and discretionary Company contributions. The Company made no discretionary contributions to this plan during 2015, 2014 or 2013. The Power Great Lakes, Inc. Employees (401k) Profit Sharing Plan was amended in 2013, to enable employees to invest in a fund which exclusively invests in the Company’s stock.

The Professional Power Products, Inc. (401k) Retirement Plan is funded by participant contributions and Company matching contributions, as defined by the plan document. The Company contributed approximately $98,000 and $91,000 to this plan during 2015 and 2014, respectively.

The Powertrain Integration LLC (401k) Plan is funded by participant contributions and discretionary Company contributions. The Company made no discretionary contributions to this plan during 2015.

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

On December 7, 2012, the Company entered into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian markets. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture of which $850,000 had been contributed since inception as of December 31, 2015. On December 9, 2014, the Company signed an agreement to enter into a joint venture with a construction and utility equipment manufacturer headquartered in Incheon, South Korea. In connection with this agreement, the Company committed to contribute up to $1.0 million which was contributed to the joint venture during the year ended December 31, 2015.

15. Related party transactions

In connection with the acquisition of 3PI, the Company entered into a lease agreement effective April 1, 2014, with a limited liability company in which one of the former owners of 3PI is the sole member. The lease is for the land, buildings and certain equipment located at 3PI’s facilities in Darien, Wisconsin. The initial term of the lease is for seven years through March 31, 2021 and the initial annual base rent is $480,000 annually which is payable in equal monthly installments. The base rent is subject to annual increases as defined in the lease agreement. In the year ended December 31, 2015 and 2014, the Company recognized expense of $480,000 and $360,000, respectively, in connection with this lease. See Note 3, “Acquisitions” for further discussion of the acquisition. The former 3PI owner is no longer employed by the Company and is no longer a related-party.

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

During the years ended December 31, 2015, 2014 and 2013, the Company incurred fees for tax return and other consulting services with a professional services firm that is affiliated with a stockholder and member of the board of directors. Fees incurred during 2015, 2014 and 2013, were $43,000, $62,000 and $127,000, respectively.

16. Unaudited quarterly financial data

Set forth below are the unaudited quarterly financial data for the fiscal years ended December 31, 2015 and 2014:

For the quarters ended	March 31	June 30	September 30	December 31
2015
Net sales	$86,139	$94,629	$112,008	$96,670
Cost of sales	69,682	77,255	96,700	82,975

Gross profit	16,457	17,374	15,308	13,695
Operating expenses	12,387	12,899	13,920	14,433

Operating income (loss)	4,070	4,475	1,388	(738)
Other (income) expense	4,142	(1,731)	(7,255)	149

Income (loss) before income taxes	(72)	6,206	8,643	(887)
Income tax provision (benefit)	1,384	1,285	(466)	(2,591)

Net income (loss)	$(1,456)	$4,921	$9,109	$1,704

Net income (loss) per common share:
Basic	$(0.13)	$0.46	$0.84	$0.16
Diluted	$(0.13)	$0.18	$0.03	$0.04

For the quarters ended	March 31	June 30	September 30	December 31
2014
Net sales	$66,735	$83,378	$93,972	$103,910
Cost of sales	54,805	67,982	75,344	82,819

Gross profit	11,930	15,396	18,628	21,091
Operating expenses	8,409	9,503	11,109	11,980

Operating income	3,521	5,893	7,519	9,111
Other (income)	(111)	(240)	(3,625)	(4,519)

Income before income taxes	3,632	6,133	11,144	13,630
Income tax provision	1,258	2,250	3,996	3,309

Net income	$2,374	$3,883	$7,148	$10,321

Net income per common share:
Basic	$0.23	$0.37	$0.66	$0.96
Diluted	$0.19	$0.34	$0.56	$0.48

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1†	Agreement and Plan of Merger between Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc. (incorporated by reference from Exhibit 2.1 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

2.2	Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011 (incorporated by reference from Exhibit 3.4 to Amendment No. 2 to the registrant’s Registration Statement on Form S-1, Registration No. 333-174543, filed August 19, 2011).

3.2

Amended and Restated Bylaws of Power Solutions International, Inc., dated August 13, 2015 (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 13, 2015 and filed with the Commission on August 18, 2015).

4.1	Purchase Agreement, dated April 29, 2011, among Format, Inc. and the investors in the private placement (incorporated by reference from Exhibit 10.4 to Amendment No. 3 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

4.2	Form of Warrant, dated April 29, 2011, issued by Power Solutions International, Inc. to the investors in the private placement (incorporated by reference from Exhibit 10.6 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

4.3	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc., the investors in the private placement and ROTH Capital Partners, LLC (incorporated by reference from Exhibit 10.9 to the registrant’s Current Report on Form 8-K, dated April 29, 2011, filed with the Commission May 5, 2011).

4.4	Registration Rights Agreement, dated as of April 29, 2011, among Power Solutions International, Inc. and Gary Winemaster, Kenneth Winemaster and Thomas Somodi (incorporated by reference from Exhibit 10.10 to the registrant’s Current Report on Form 8-K, as amended, dated April 29, 2011).

4.5	Indenture dated as of April 29, 2015 by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto, including form of 5.50% Senior Notes due 2018 (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated and filed with the Commission on April 29, 2015).

4.6	First Supplemental Indenture dated as of November 2, 2015 to Indenture dated as of April 29, 2015 by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.

10.1	Industrial Building Lease, dated as of February 28, 2012, between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 28, 2012, filed with the Commission March 2, 2012).

10.2	Industrial Building Lease, dated as of March 13, 2012, between Power Great Lakes, Inc. and Centerpoint Properties Trust (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated March 13, 2012, filed with the Commission March 16, 2012).

Exhibit Number	Exhibit Description

10.3*	Employment Agreement, dated as of June 6, 2012, between Power Solutions International, Inc. and Eric A. Cohen (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission June 7, 2012).

10.4*	Stock Appreciation Rights Agreement, dated as of June 6, 2012, by and between Power Solutions International, Inc. and Eric Cohen (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission on June 7, 2012).

10.5*	Power Solutions International, Inc. 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated June 6, 2012, filed with the Commission on June 7, 2012).

10.6*	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (incorporated by reference from Appendix A to the registrant’s Proxy Statement on Form DEF 14A, dated August 1, 2013, filed with the Commission on August 2, 2013).

10.7*	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 17, 2013, filed with the Commission on June 20, 2013).

10.8	Credit Agreement, dated as of June 28, 2013, by and among Wells Fargo, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 28, 2013, filed with the Commission on July 2, 2013).

10.9	Security Agreement dated as of June 28, 2013 by and among Wells Fargo, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XISync LLC, and related documents (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 28, 2013, filed with the Commission on July 2, 2013).

10.10*	Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated January 7, 2014, filed with the Commission on January 9, 2014).

10.11	Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison, LLC. (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

10.12	Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc., and related documents (incorporated by reference from Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

Exhibit Number	Exhibit Description

10.13	Joinder to Guaranty and Security Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc., joining Professional Power Products, Inc. as a party thereto (incorporated by reference from Exhibit 10.4 to the registrant’s Current Report on Form 8-K, dated April 1, 2014, filed with the Commission on April 2, 2014).

10.14††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between PSI International, LLC and Doosan Infracore Co., Ltd., as amended (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated August 6, 2014).

10.15	First Amendment to Amended and Restated Credit Agreement, dated as of April 1, 2014, and amended as of September 30, 2014 by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc., and related documents (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated September 30, 2014).

10.16	Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated September 30, 2014).

10.17	Second Amendment to the Amended and Restated Credit Agreement, dated as of April 1, 2014, and amended as of September 30, 2014, and further amended February 11, 2015 by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc., and related documents (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 17, 2015).

10.18	Distributor Agreement effective January 1, 2015 by and between Perkins Engines Company Limited and Power Solutions International, Inc. (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 26, 2015).

10.19	Third Amendment, dated April 29, 2015, to the Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, National Association, as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XISync LLC and Professional Power Products, Inc. (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated and filed with the Commission on April 29, 2015).

10.20	Asset Purchase Agreement dated May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer and Powertrain Integration, LLC and its principals, as Seller (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated and filed with the Commission on May 6, 2015).

10.21*	SAR and Bonus Agreement, dated as of July 6, 2015, by and between Power Solutions International, Inc. and Eric A. Cohen (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated and filed with the Commission on July 8, 2015).

Exhibit Number	Exhibit Description

10.22*	Cooperation and Transition Agreement, dated October 4, 2015, by and between Power Solutions International, Inc. and Daniel P. Gorey (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated and filed with the Commission on October 6, 2015).

10.23*	Executive Employment Agreement, dated October 2, 2015, by and between Power Solutions International, Inc. and Michael P. Lewis (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated and filed with the Commission on October 6, 2015).

10.24*	Stock Appreciation Rights Agreement, dated October 19, 2015, by and between Power Solutions International, Inc. and Michael P. Lewis (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated and filed with the Commission on October 22, 2015).

10.25	Joinder to Amended and Restated Credit Agreement, dated November 2, 2015, by and among Wells Fargo Bank, National Association, as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., and Professional Power Products, Inc. and the original borrowers, Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC as the new borrowers.

21.1	Subsidiaries of Power Solutions International, Inc.

23.1	Consent of RSM US LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement
†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2016.

POWER SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Michael P. Lewis
Michael P. Lewis
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February 2016.

Signature	Titles

/s/ GARY S. WINEMASTER Gary S. Winemaster	Chief Executive Officer (principal executive officer), President and Director

/s/ MICHAEL P. LEWIS Michael P. Lewis	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ KENNETH W. LANDINI Kenneth W. Landini	Director

/s/ JAY J. HANSEN Jay J. Hansen	Director

/s/ ELLEN R. HOFFING Ellen R. Hoffing	Director

/s/ MARY E. VOGT Mary E. Vogt	Director