Form 10-Q
period 2016-03-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2016-05-10
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

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

As of May 5, 2016, there were 10,879,194 outstanding shares of Common Stock, par value $0.001, of the registrant.

POWER SOLUTIONS INTERNATIONAL, INC.

QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$1,495	$8,445
Accounts receivable, net	63,163	104,365
Inventories, net	120,735	130,347
Prepaid expenses and other current assets	9,496	9,518

Total current assets	194,889	252,675

Property, plant & equipment, net	24,289	26,001
Intangible assets, net	30,316	31,745
Goodwill	41,466	41,466
Deferred income taxes, net	819	819
Other noncurrent assets	7,181	7,230

TOTAL ASSETS	$298,960	$359,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,491	$76,078
Accrued compensation and benefits	3,649	4,009
Other accrued liabilities	16,043	19,175

Total current liabilities	61,183	99,262

Long-term obligations
Revolving line of credit	80,568	97,299
Private placement warrants	226	1,482
Long-term debt, net	53,946	53,820
Other noncurrent liabilities	1,670	1,776

TOTAL LIABILITIES	197,593	253,639

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock – $0.001 par value. Authorized: 114,000 shares. Issued and outstanding: -0- shares at March 31, 2016 and December 31, 2015.	—	—
Common stock – $0.001 par value. Authorized: 50,000,000 shares. Issued: 11,583,831 shares at March 31, 2016 and December 31, 2015. Outstanding: 10,752,906 at March 31, 2016 and December 31, 2015.	12	12
Additional paid-in-capital	75,500	75,179
Retained earnings	30,105	35,356
Treasury stock, at cost, 830,925 shares at March 31, 2016 and December 31, 2015.	(4,250)	(4,250)

TOTAL STOCKHOLDERS’ EQUITY	101,367	106,297

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,960	$359,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)	Three months ended March 31, 2016	Three months ended March 31, 2015
Net sales	$61,814	$86,139
Cost of goods sold	57,758	69,682

Gross profit	4,056	16,457

Operating expenses:
Research & development and engineering	5,250	5,168
Selling	2,609	2,750
General and administrative	3,449	3,655
Amortization of intangible assets	1,429	814

Total operating expenses	12,737	12,387

Operating (loss) income	(8,681)	4,070

Other (income) expense:
Interest expense	1,421	489
Private placement warrant (income) expense	(1,256)	3,614
Other expense, net	85	39

Total other expense	250	4,142

Loss before income taxes	(8,931)	(72)
Income tax (benefit) provision	(3,680)	1,384

Net loss	$(5,251)	$(1,456)

Weighted-average common shares outstanding:
Basic	10,818,678	10,797,056
Diluted	10,818,678	10,797,056
Loss per common share:
Basic	$(0.49)	$(0.13)

Diluted	$(0.49)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash flows from operating activities
Net loss	$(5,251)	$(1,456)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,270	833
Amortization	1,429	850
Non-cash interest expense	149	25
Share-based compensation expense	321	305
Increase in accounts receivable allowances	62	163
Increase in inventory reserves	219	225
(Decrease) increase in valuation of private placement warrants liability	(1,256)	3,614
Loss on investment in joint venture	85	47
Loss on disposal of assets	—	18
(Increase) decrease in operating assets, net of effects of business combination:
Accounts receivable	41,140	6,251
Inventories	9,393	(18,059)
Prepaid expenses and other assets	1,306	672
Increase (decrease) in operating liabilities, net of effects of business combination:
Accounts payable	(35,274)	(4,820)
Accrued compensation and benefits and other accrued liabilities	(3,492)	568
Income taxes payable	—	812
Other noncurrent liabilities	(106)	221

Net cash provided by (used in) operating activities	9,995	(9,731)

Cash flows from investing activities
Purchases of property, plant & equipment	(214)	(806)
Business combination	—	(9,735)

Net cash used in investing activities	(214)	(10,541)

Cash flows from financing activities
Advances from revolving line of credit – noncurrent obligation	46,902	32,363
Repayments of revolving line of credit – noncurrent obligation	(63,633)	(8,000)
Payments on long-term debt	—	(417)

Net cash (used in) provided by financing activities	(16,731)	23,946

(Decrease) increase in cash	(6,950)	3,674
Cash at beginning of period	8,445	6,561

Cash at end of period	$1,495	$10,235

Supplemental disclosures of cash flow information
Cash paid for interest	$479	$435
Cash paid for income taxes	100	608
Supplemental disclosure of non-cash transactions
Unpaid property, plant & equipment	$687	$1,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER SOLUTIONS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Tabular dollar amounts in thousands, except per share amounts)

1. Description of the company and business operations

Power Solutions International, Inc., a Delaware corporation (“Power Solutions International”, “PSI” or the “Company”) is a global producer and distributor of a broad range of high performance, certified low emission power systems, including alternative fuel power systems for original equipment manufacturers of off-highway industrial equipment (“Industrial OEMs”) and certain on-road vehicles and large custom-engineered integrated electrical power generation systems. The Company also sells gasoline, diesel and non-certified power systems as well as aftermarket components to support these products. The Company’s customers include large, industry-leading and/or multinational organizations. The Company’s products and services are sold predominantly to customers throughout North America, as well as to customers located throughout the Pacific Rim and Europe. The Company operates as one business and geographic operating segment.

The Company’s power systems are highly engineered, comprehensive systems which, through its technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost restrictions required, or desired, to be met), allow the Company to provide its customers with power systems customized to meet specific industrial OEM application requirements, other technical specifications of customers, and requirements imposed by environmental regulatory bodies. The Company’s power system configurations range from a basic engine integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company purchases engines from third party suppliers and produces internally-designed engines, all of which are then integrated into the Company’s power systems. Of the components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which the Company coordinates significant design efforts with third party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third party suppliers. Some of the key components (including purchased engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide its customers with a comprehensive power system which can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission-certified power systems and its access to the latest power system technologies, the Company believes that it is able to provide complete “green” power systems to industrial OEMs at a low cost and with fast design turnaround.

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

These unaudited condensed consolidated financial statements should be read in conjunction with, and have been prepared in conformity with the accounting principles reflected in, the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As these financial statements have been prepared pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in annual financial statements and related notes prepared in accordance with GAAP have been condensed or omitted. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain amounts recorded in the prior period unaudited condensed consolidated financial statements presented have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported operating results.

Principles of consolidation

The unaudited condensed consolidated financial statements presented herein include the accounts of Power Solutions International, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Significant accounting policies

The Company’s significant accounting policies as of December 31, 2015 are described in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2016. There have been no material changes with respect to the Company’s significant accounting policies subsequent to December 31, 2015.

3. Recently issued or adopted accounting pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, Topic 842. This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. Adoption for this standard is to be applied with a modified retrospective transition, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASC, but cannot make an assessment as to the impact that the adoption of this ASU will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various provisions related to how share-based payments are accounted for and presented in the financial statements. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company is currently evaluating the impact of adopting this ASC, but cannot make an assessment as to the impact that the adoption of this ASU will have on the Company’s consolidated financial statements.

There were no additional new accounting pronouncements or guidance that have been issued or adopted by authoritative accounting organizations during the three months ended March 31, 2016, that are expected to have a significant effect on the Company’s consolidated financial statements.

4. Acquisitions

The unaudited condensed consolidated financial statements for the three months ended March 31, 2016, include the assets, liabilities and operating results of certain businesses acquired during 2015. There were no such business combinations during the three months ended March 31, 2016.

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

On March 18, 2015 (“Buck’s Date of Acquisition”), the Company acquired all of the membership interests in Buck’s Acquisition Company, LLC, (“Buck’s”) from UE Powertrain d/b/a Buck’s Engines and United Holdings, LLC, for an initial cash purchase price of approximately $9,735,000, subject to certain adjustments as defined by the purchase agreement. Buck’s is a manufacturer of alternative-fuel engines for industrial markets and was formerly a product line of United Engines, LLC. Buck’s supplies a range of alternative-fuel engines that run on natural gas, propane and liquid propane gas fuels. Buck’s targets an extensive range of industrial applications, including irrigation, gas compression, oil production, industrial equipment, power generation, mobile equipment, wind turbines, and re-power applications. The acquisition of Buck’s was accounted for as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed was allocated to goodwill and deemed final as of December 31, 2015. The Company treated the acquisition of Buck’s as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities were assumed to be the same at the Buck’s Date of Acquisition, and therefore, a provision for deferred income tax was not recorded in connection with the purchase price allocation. Any excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition of Buck’s was funded through the Company’s revolving line of credit.

The purchase price for this acquisition had been provisionally allocated at the Buck’s Date of Acquisition, and deemed final as of December 31, 2015, to the assets acquired and liabilities assumed based on their estimated fair values as follows:

March 18, 2015 (Buck’s Date of Acquisition)
Assets acquired:
Inventories	$6,598
Property, plant & equipment	231

Total tangible assets	6,829

Intangible assets:
Intangible assets	1,380
Goodwill	1,526

Total assets acquired	$9,735

The Company incurred total transaction costs related to its acquisition activities of $200,000 for the three months ended March 31, 2015, all of which was recognized as an operating expense and classified within general and administrative expenses in the Company’s unaudited condensed consolidated statement of operations in accordance with GAAP. The Company did not incur any similar expenses for the three months ended March 31, 2016.

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

Computation of dilutive common shares

The Company utilizes the treasury stock method described in ASC 260-10-55 to determine the number of treasury shares assumed to be purchased from the hypothetical proceeds of exercise, with any residual shares representing the incremental common shares to be issued and included in diluted earnings per share. As of March 31, 2016 and 2015, the Company’s Private Placement Warrants, SAR and restricted stock were evaluated for their potentially dilutive effect under the treasury stock method. Due to the loss reported in the unaudited condensed consolidated statements of operations, certain potentially issuable shares of Company common stock associated with the Private Placement Warrants, SAR and restricted stock were not included in the dilutive EPS calculation for the three months ended March 31, 2016 and March 31, 2015, respectively. These potential shares were excluded from the diluted EPS calculation because they would have had an anti-dilutive effect under the treasury stock method. Additionally, in the three months ended March 31, 2016, certain potential shares have been excluded from the computation of diluted earnings per share, due to the Company’s average stock price falling beneath the respective exercise price.

The computations of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015, were as follows:

	Three months ended March 31,
	2016	2015
Numerator:
Net loss	$(5,251)	$(1,456)
Change in the value of Private Placement Warrants	—	—

	$(5,251)	$(1,456)

Denominator:
Weighted average common shares outstanding-basic	10,818,678	10,797,056
Incremental shares from assumed exercise of Private Placement Warrants, SAR and restricted stock	—	—

Weighted average common shares outstanding-diluted	10,818,678	10,797,056

Loss per share of common stock – basic and diluted
Loss per share of common stock – basic	$(0.49)	$(0.13)

Loss per share of common stock – diluted	$(0.49)	$(0.13)

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

Inventories consisted of the following as of:

	March 31, 2016	December 31, 2015
Raw material	$93,310	$104,433
Work in process	9,719	6,401
Finished goods	20,220	21,853

Total inventories	123,249	132,687
Inventory allowance	(2,514)	(2,340)

Inventories, net	$120,735	$130,347

7. Property, plant and equipment, net

The components of property, plant and equipment are recorded at cost and included the following as of:

	March 31, 2016	December 31, 2015
Land	$—	$260
Buildings and improvements	6,036	8,189
Office furniture and equipment	4,581	4,675
Tooling and equipment	21,642	21,381
Transportation equipment	560	560
Construction in progress	3,411	3,011

Property, plant and equipment, at cost	36,230	38,076
Accumulated depreciation	(11,941)	(12,075)

Property, plant and equipment, net	$24,289	$26,001

As of March 31, 2016, the Company reclassified $1,343,000 consisting of land and buildings and improvements to “Assets held for sale” within “Prepaid expenses and other current assets” on its condensed consolidated balance sheet as a result of the Company’s decision to sell one of its operating facilities. The Company expects to complete the sale of this facility in 2016.

8. Fair value of financial instruments

As of March 31, 2016, and December 31, 2015, the Company measured its financial assets and liabilities under the amended ASC 820, Fair Value Measurements and Disclosures of the Accounting Standards Codification, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. It also establishes a three-level valuation hierarchy for disclosures of fair value measurement as follows:

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

Private placement warrants liability

As of March 31, 2016 and December 31, 2015, the Company’s liability for Private Placement Warrants was measured at fair value under ASC 820. The Company’s liability for the Private Placement Warrants is measured at fair value based on unobservable inputs, and thus is considered a Level 3 financial instrument. The Company analyzes financial instruments with features of both liabilities and equity under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging.

As of March 31, 2016 and December 31, 2015, the Company estimated the fair value of its liability for Private Placement Warrants with a publicly traded stock pricing approach using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the following:

	March 31, 2016	December 31, 2015
Market value of the Company’s common stock	$13.80	$18.25
Exercise price	$13.00	$13.00
Risk-free interest rate	0.25%	0.12%
Estimated price volatility	55.00%	55.00%
Contractual term	0.08 years	0.33 years
Dividend yield	—	—

The market value of the Company’s common stock was based on its closing price on March 31, 2016 and December 31, 2015, the date of each valuation. The volatility factors noted above represented the upper end of the range of implied volatility of publicly traded call options of benchmark companies. If all other assumptions were held constant, a 10% change in the market value of the Company’s common stock as of March 31, 2016, would have an immaterial effect on the recorded liability of the Private Placement Warrants.

The following table summarizes the change in the estimated fair value of the Company’s Level 3 Private placement warrants liability in the three months ended March 31, 2016:

Balance at December 31, 2015	$1,482
Decrease in the fair value of private placement warrants liability	(1,256)

Balance at March 31, 2016	$226

For the three months ended March 31, 2016, the Company recognized income of $1,256,000 due to a decrease in the estimated fair value of the Company’s liability for Private Placement Warrants. For the three months ended March 31, 2015, the Company recognized expense of $3,614,000 due to an increase in the estimated fair value of the Company’s liability for Private Placement Warrants. The respective amounts were recorded as “Private placement warrant (income) expense” in the Company’s unaudited condensed consolidated statements of operations for the respective periods.

Financial liabilities measured at fair value

The following table summarizes fair value measurements by level as of March 31, 2016, for the Company’s level 3 financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$226

The following table summarizes fair value measurements by level as of December 31, 2015, for the Company’s level 3 financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Private placement warrants liability	—	—	$1,482

Financial assets and liabilities not measured at fair value

As of March 31, 2016 and December 31, 2015, the Company’s revolving line of credit and term debt, including accrued interest, recorded on the unaudited condensed consolidated balance sheets were carried at cost. The carrying value of the revolving line of credit and term debt approximated fair value because the interest rates fluctuate with market interest rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities, and the Company’s credit profile had not changed significantly since the origination of these financial liabilities. Under ASC 825, Financial Instruments, these financial liabilities were defined as Level 2 in the three-level valuation hierarchy, as the inputs to their valuation are market observable. The carrying value of cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and other accrued liabilities approximated fair value because of their short maturities.

9. Debt

Revolving line of credit and term debt

On June 28, 2013, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Wells Credit Agreement”), which replaced its prior credit agreement. The Wells Credit Agreement enabled the Company to borrow under a revolving line of credit secured by substantially all of the Company’s tangible and intangible assets (other than real property). The Wells Credit Agreement (a) provided an initial maximum $75.0 million revolving line of credit to the Company, which, at the Company’s request and subject to the terms of the Wells Credit Agreement, could have been increased up to $100.0 million during the term of the Wells Credit Agreement; (b) bore interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or at the Company’s option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (c) had an unused line fee of 0.25% and (d) required the Company to report its fixed charge coverage ratio, when its Availability (as defined in the Wells Credit Agreement) was less than the Threshold Amount (as defined in the Wells Credit Agreement) and to continue to report its fixed charge coverage ratio until the date that Availability for a period of 60 consecutive days, was greater than or equal to the Threshold Amount. The Company was required to meet a minimum monthly fixed charge coverage ratio of not less than 1.0 to 1.0, the testing of which commenced on the last day of the month prior to the date on which its Availability was less than the Threshold Amount. The Threshold Amount was defined in the Wells Credit Agreement as the greater of (i) $9,375,000 or (ii) 12.5% of the maximum revolver amount of $75.0 million or as it may have been increased during the term of the Wells Credit Agreement up to $100.0 million.

On April 1, 2014, the Wells Credit Agreement was amended (the “Amended Wells Credit Agreement”) to increase the Company’s revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at the Company’s option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires the Company to report its fixed charge coverage ratio and leverage ratio as described below; (d) included a $5.0 million term loan arrangement with Wells Fargo Bank; and (e) includes a letter of credit sub-facility of the revolving line of credit. The principal amount of the $5.0 million term loan was payable in 36 equal monthly installments with the first payment due on June 1, 2014, plus interest at LIBOR plus 4.50%. Effective April 1, 2014 and during the period in which the term loan was outstanding, the Company was subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. The Company was required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and the Company’s debt leverage ratio could not exceed 4.0 to 1.0 during the period in which the term loan was outstanding. At the time, the Company used borrowings under this expanded revolving line of credit as well as the proceeds from the term loan to finance the acquisition of Professional Power Products, Inc., which was consummated on April 1, 2014. The term loan was subsequently paid in full on April 29, 2015. In connection with the repayment of the term loan on April 29, 2015, the Company’s minimum monthly fixed charge coverage ratio reverted back to 1.0 to 1.0, the testing of which commences on the last day of the month prior to the date on which the Company’s Availability is less than the Threshold Amount.

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

On April 29, 2015, the Company entered into an amended credit facility (“Amended Wells Credit Agreement III”) for the purpose of facilitating the issuance of Senior Notes as described below, and this amendment provided for the earlier maturity of the Amended Wells Credit Agreement III to insure that the Amended Wells Credit Agreement III will come due before the Senior Notes are payable as described below. While the Senior Notes are outstanding, the Amended Wells Credit Agreement III would have become due 75 days prior to the earliest date that a Special Mandatory Offer to Purchase might occur or 90 days prior to the final maturity date of the Senior Notes, all as described in the Indenture agreement below. Accordingly, under the above terms, the Amended Wells Credit Agreement III would have become due no earlier than March 15, 2017, but no later than January 31, 2018. However, the Special Mandatory Purchase Date was eliminated, effective April 1, 2016 as described below.

As of March 31, 2016, $80.0 million of the Company’s outstanding borrowings under its revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.93% as of March 31, 2016. The remaining outstanding balance of $568,000 as of March 31, 2016 had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.50% with the applicable margin included. The unused and available revolving line of credit balance was $21.1 million at March 31, 2016.

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

Senior Notes

On April 24, 2015, the Company entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million of unsecured Senior Notes with a stated interest rate of 5.50%. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, the Company entered into an indenture agreement (“Indenture”) dated April 29, 2015, by and among the Company, The Bank of New York Mellon, as Trustee, and the Company’s subsidiaries as guarantors. The Company received net proceeds of $53,483,000 after financing costs of $1,517,000. The Company presented issuance costs associated with the Senior Notes as a direct deduction from the carrying value of the obligation on the Company’s unaudited condensed consolidated balance sheets. The balance outstanding on the Senior Notes, net of unamortized financing fees was $53,946,000 and $53,820,000 as of March 31, 2016 and December 31, 2015, respectively.

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

At any time prior to May 1, 2016, the Company could have redeemed up to 35% of the Senior Notes with the net cash proceeds of certain equity offerings specified in the Indenture at a redemption price of 105.5% of the principal amount of the Senior Notes, together with accrued and unpaid interest to the date of redemption, but only if at least 65% of the original aggregate principal amount of the Senior Notes would have remained outstanding following such redemption. In addition, prior to May 1, 2016, the Company could have redeemed the Senior Notes in whole or in part at a redemption price equal to 101.0% of the principal amount plus (i) accrued and unpaid interest to the redemption date and (ii) an Applicable Premium (as defined in the Indenture) that was intended as a “make-whole” to May 1, 2016. The Company did not redeem any of the Senior Notes prior to May 1, 2016.

The Senior Notes have a final maturity date of May 1, 2018. The Senior Notes originally had a Special Mandatory Offer to Purchase as described in the Indenture and summarized as follows: Upon the occurrence of the earlier of (I) March 15, 2017, if the Trustee had not received on or within five days prior to such date an officer’s certificate stating that (i) the Company’s pro forma consolidated EBITDA (as defined in the Indenture) was at least equal to or greater than $35.0 million for the most recent four full fiscal quarters for which financial statements were available as of such date and (ii) the Company’s consolidated pro forma ratio of consolidated EBITDA to fixed charges (as defined in the Indenture) was at least equal to or greater than 3.25 to 1.0 for the most recent four full fiscal quarters for which financial statements were available as of such date or (II) the date on which the Company notified the Trustee in writing (which date could have been at any time on or after March 1, 2017 but on or prior to March 15, 2017) that the Company could not or would not deliver such officers’ certificate, then, unless the Company had given on or prior to March 15, 2017 a notice of redemption of all of the Senior Notes, the Company would make a mandatory offer to purchase all of the Senior Notes at a purchase price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase in accordance with the procedures set forth in the Indenture.

On April 1, 2016, the Company entered into a Second Supplemental Indenture (“Second Supplemental Indenture”) which, among other things, eliminated the Special Mandatory Offer to Purchase in its entirety. The Second Supplemental Indenture also increased the Company’s permitted indebtedness to $145.0 million from $125.0 million until February 1, 2017 when such permitted indebtedness shall be reduced to $135.0 million. The Second Supplemental Indenture also resulted in an increase in the interest rate on the Senior Notes to 6.50% effective April 1, 2016. The Company paid a consent fee of $275,000 in connection with the execution of the Second Supplemental Indenture.

The Indenture, as amended, contains covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional debt, prepay subordinated indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase capital stock, make investments and restricted payments, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of the Company’s assets, in each case subject to certain qualifications and exceptions set forth in the Indenture. The Indenture also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25.0% in principal amount of the then outstanding Senior Notes may declare the principal of and accrued but unpaid interest on all Senior Notes to be due and payable.

Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. As of March 31, 2016 and December 31, 2015, the accrued, but unpaid interest on the Senior Notes was $1,260,000 and $513,000, respectively.

10. 2012 Incentive compensation plan

The Company provides a compensation plan, 2012 Incentive Compensation Plan, as amended, (“2012 Plan”), which is administered by the Compensation Committee of the Board of Directors. The 2012 Plan is a broad-based plan which allows for a variety of different types of awards, including (but not limited to) non-qualified stock options, incentive stock options, SAR, restricted stock, deferred stock and performance units, to be made to the Company’s executive officers, employees, consultants and directors. The 2012 Plan is intended to assist the Company in attracting and retaining exceptionally qualified employees, consultants and directors to support the sustained progress, growth and profitability of the Company.

Of the Company’s 1,530,925 shares initially made available and reserved for awards under the 2012 Plan, 894,215 shares have been granted under various awards as described below, and as of March 31, 2016, the Company had 636,710 shares of common stock available for future issuance under the 2012 Plan.

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

The Compensation Committee of the Board of Directors approved, and the Company granted the following SAR awards:

Award description	Grant date	Recipient(s)	Award	Exercise price	Expiration
SAR I	June 6, 2012	Chief Operating Officer	543,872 shares	$22.07	June 6, 2022
SAR II	October 19, 2015	Chief Financial Officer	60,000 shares	$24.41	October 19, 2025
SAR III	February 22, 2016	February 22, 2016 Employee Group	103,350 shares	$11.25	February 22, 2026

SAR awards entitle the recipients to receive, upon any exercise, a number of shares of the Company’s common stock equal to (i) the number of shares for which the SAR is being exercised multiplied by the value of one share of the Company’s common stock on the date of exercise (determined as provided in the SAR Award Agreement), (ii) less the number of shares for which the SAR is being exercised multiplied by the applicable exercise price, (iii) divided by the value of one share of the Company’s common stock on the date of exercise (determined as provided in the SAR Award Agreement). The exercised SAR is to be settled only in whole shares of the Company’s common stock, and the value of any fractional share of the Company’s common stock is forfeited.

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

On June 5, 2015, the Company and the recipient agreed to defer the vesting of the remaining unvested portion of the SAR I granted for 30 days until July 6, 2015 pursuant to an amendment to the initial SAR I. On July 6, 2015, the Company and recipient entered into a SAR and Bonus Agreement which amended SAR I by extending the vesting period applicable to the remaining unvested portion of SAR I. The unvested portion covers 181,290 underlying shares of the Company’s common stock which, prior to the amendment, would have vested on June 6, 2015. The amendment extended the vesting of these shares to June 6, 2017 with respect to 100,000 underlying shares of the Company’s common stock and to June 6, 2019 with respect to the remaining 81,290 shares of underlying Company common stock (in each case subject to forfeiture upon termination of employment by the Company for “Cause” (as defined in the SAR and Bonus Agreement)). The SAR and Bonus Agreement also provides the recipient with an annual bonus in the amount of $250,000 for each of calendar years 2016, 2017, 2018 and 2019 as long as the conditions of the SAR I agreement are met and subject to forfeiture under certain circumstances enumerated in the SAR I agreement.

The extension of the vesting period described above resulted in an additional expense attributable to the fair value of the unrecognized compensation expense of SAR I and was estimated at $333,000 using the Black-Scholes option pricing model. The inputs of the Black-Scholes option pricing model included the market value closing price of the Company’s common stock on the grant date, exercise price, risk-free interest rate, estimated price volatility, term and dividend yield as follows: a market value of $51.13, an exercise price of $22.07, a risk-free interest rate of 1.53%, an expected term of 4.9 years, an anticipated volatility factor of 50.0% and a zero dividend yield. The resulting fair value of the extension was $1.54 per underlying share.

This additional expense will be recognized during the remaining vesting period through June 6, 2019. In the three months ended March 31, 2016 and 2015, the Company recognized $32,000 and $49,000, respectively, of expense for the SAR I. Including the amendment discussed above, the total SAR I expense is expected to be approximately $2,133,000 from initial grant through the final vesting date in 2019. As of March 31, 2016, there was approximately $227,000 of total unrecognized compensation expense related to the SAR I.

SAR II

The assumptions used for the measurement of the expense for SAR II included the closing market value of the Company’s common stock on the date of grant of $24.41, an exercise price of $24.41, an expected term of 7.25 years, a risk-free interest rate of 1.76%, an anticipated volatility factor of 50.0% and a zero dividend yield. The resulting fair value of SAR II was $12.96 per underlying share. SAR II vests ratably and becomes exercisable with respect to one-fourth of the covered shares annually beginning on the third anniversary of the SAR II grant date.

In the three months ended March 31, 2016, the Company recognized $32,000 of expense for the SAR II. There was no similar SAR II expense recognized during the three months ended March 31, 2015. As of March 31, 2016, there was approximately $708,000 of total unrecognized compensation expense related to the SAR II granted under the 2012 Plan.

SAR III

The assumptions used for the measurement of the expense for SAR III included the closing market value of the Company’s common stock on the date of grant of $10.76, an exercise price of $11.25, an expected term of 5.75 years, a risk-free interest rate of 1.36%, an anticipated volatility factor of 55.0% and a zero dividend yield. The resulting fair value of SAR III was $5.37 per underlying share. SAR III vests ratably and becomes exercisable with respect to one-half of the covered shares annually for two years beginning on the first anniversary of the SAR III grant date.

In the three months ended March 31, 2016, the Company recognized $29,000 of expense for the SAR III. There was no similar SAR III expense in the three months ended March 31, 2015. As of March 31, 2016, there was approximately $526,000 of total unrecognized compensation expense related to the SAR III under the 2012 Plan. The total SAR III expense is expected to be approximately $555,000.

Restricted stock awards

The Compensation Committee of the Board of Directors has approved, and the Company granted, shares of Company restricted stock (“Restricted Stock”) to various employees pursuant to the 2012 Plan and subject in each case to a Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). Restricted stock activity consisted of the following for the three months ended March 31, 2016:

	Shares	Weighted average grant date fair value
December 31, 2015	130,244	$41.77
Granted	—	—
Forfeited	—	—
Vested	—	—

March 31, 2016	130,244	$41.77

These shares of Restricted Stock vest in various increments and periods over a maximum of ten years from the date the stock was granted as defined under the applicable Restricted Stock Award Agreement. In the three months ended March 31, 2016 and 2015, the Company recognized approximately $228,000 and $256,000, respectively, of compensation expense in connection with the Restricted Stock granted under the 2012 Plan. As of March 31, 2016, there was approximately $4,654,000 of total unrecognized compensation expense related to the shares of Restricted Stock granted under the 2012 Plan. As of March 31, 2016, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 6 years.

11. Stockholders’ equity

The Company’s equity securities and the Private Placement Warrants are described below.

Common stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share. Issued shares and outstanding shares of the Company’s common stock were 11,583,831 and 10,752,906, respectively, at each of March 31, 2016 and December 31, 2015. Each holder of a share of the Company’s common stock is entitled to one vote per share held on each matter to be considered by holders of the Company’s common stock. Holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. The Company’s current policy is to retain earnings for operations and growth. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Company’s common stock are entitled to share ratably in all assets available for distribution, after payment of, or provision for, all liabilities and the preferences of any then outstanding shares of Company preferred stock. The holders of the Company’s common stock have no preemptive, subscription, redemption or conversion rights.

Series A Convertible preferred stock

The Company has authorized 114,000 shares of Series A convertible preferred stock with a par value of $0.001 per share. As of March 31, 2016 and December 31, 2015, no shares of Series A convertible preferred stock of the Company were issued or outstanding.

SAR exercise for shares of Company common stock

During the three months ended March 31, 2016 and 2015, there was no vesting or exercises of shares in association with the SARs. As of March 31, 2016, there were 61,291 unexercised shares under the SAR I tranche that vested on June 6, 2014 and 181,290 shares subject to vest as further described in Note 10, “2012 Incentive compensation plan”. There were no unexercised shares under SAR II or SAR III as of March 31, 2016.

Restricted stock vesting for shares of Company common stock

During the three months ended March 31, 2016 and 2015, there was no vesting of the Company’s shares of restricted stock.

Private Placement Warrants

In connection with a private placement (“Private Placement”) on April 29, 2011, investors in the Private Placement received Company preferred stock (which subsequently converted to shares of Company common stock) and Private Placement Warrants. The Private Placement Warrants represented the right to purchase a total of 750,002 shares of the Company’s common stock at an exercise price of $13.00 per share, subject to further adjustment for non-cash dividends, distributions, stock splits or other reorganizations or reclassifications of the Company’s common stock. The Private Placement Warrants were also subject to full ratchet anti-dilution protection whereby, upon the issuance (or deemed issuance) of shares of the Company’s common stock at a price below the then-current exercise price of the Private Placement Warrants, subject to specified exceptions, the exercise price of the Private Placement Warrants would have been reduced to the effective price of the Company’s common stock so issued (or deemed to be issued). The Private Placement Warrants had an estimated fair value of $2,887,000 upon issuance based upon a Black-Scholes option pricing model.

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

The Company’s Private Placement Warrants were accounted for as a liability, in accordance with ASC 480, Distinguishing Liabilities from Equity. ASC 480 states that, if an entity must or could settle an instrument by issuing a variable number of its own shares, and, as in this case, the obligation’s monetary value is based solely or predominantly on variations in the fair value of the company’s equity shares, but moves in the opposite direction, then the obligation to issue shares is to be recorded as a liability at the inception of the arrangement, and is adjusted with subsequent changes in the fair value of the underlying stock. The effect of the change in value of the obligation is reflected as “Private placement warrant (income) expense” in the Company’s unaudited condensed consolidated statements of operations.

See Note 8, “Fair value of financial instruments,” for detail describing the valuation approach for the Private Placement Warrants.

There were no warrants exercised during the three months ended March 31, 2016 or 2015.

As of March 31, 2016 and December 31, 2015, 282,257 shares of Company common stock, remained reserved for the exercise of the Private Placement Warrants, in accordance with the terms of the purchase agreement for the Private Placement.

The Private Placement Warrants expired on April 29, 2016. Subsequent to March 31, 2016, 153,916 shares were issued as a result of Private Placement Warrants which were exercised prior to their expiration. The Company received proceeds of $2,001,000 as a result of these subsequent exercises.

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

12. Income taxes

At the end of each interim period, the Company applies its estimated annual effective tax rate (“ETR”) to its interim earnings before considering the tax effect of any discrete items. The Company also records the tax impact of certain unusual or infrequently occurring items, including the effects of changes in valuation allowances and tax laws or rates, in the interim period in which they occur. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Management exercises significant judgment in determining the Company’s provisions for income taxes, its deferred income tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets. Although management believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date management considers new evidence, both positive and negative, that could impact management’s view with regards to future realization of deferred tax assets. As of March 31, 2016 and December 31, 2015, management believed that it was more likely than not that all of the Company’s deferred income tax assets would be realized and no valuation allowance was required on its U.S. deferred tax assets. As of March 31, 2016 and December 31, 2015, $5,563,000 and $7,052,000 of tax assets, respectively, were included as “Prepaid expenses and other current assets” on the Company’s unaudited condensed consolidated balance sheet. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2016 and December 31, 2015, the amount accrued for interest and penalties was not material to the Company’s unaudited condensed consolidated financial statements.

The computation of the estimated annual ETR for each interim period requires certain estimates and significant judgments, including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in state jurisdictions, estimates of permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes. In addition, changes related to unrecognized income tax benefits are also excluded from the determination of the Company’s estimated annual ETR. For the 2016 fiscal year, the Company’s estimated annual ETR is 37.0%, which excludes the impact of changes in the valuation of the Private Placement Warrants, as such amounts are excluded from the calculation of taxable income. Given the subjectivity and volatility of the valuation of the Private Placement Warrants, it is not possible to project the impact of the change in the Private Placement Warrants in the computation of the Company’s estimated annual ETR.

As a result, the Company’s reported ETR will differ from the estimated annual ETR due to the changes in the valuation of the Private Placement Warrants in the periods in which such changes occur. For the three months ended March 31, 2016, the Company recorded an income tax benefit of $3,680,000 and income tax benefit rate of 41.2%. Excluding the impact of the change in the value of the Private Placement Warrants in the three months ended March 31, 2016, the Company’s income tax benefit rate would have been 36.1%. Although the Company realized a pre-tax loss for the three months ended March 31, 2015, the Company recorded an income tax provision of $1,384,000. The pre-tax loss was attributable to the expense arising from a change in the value of the Private Placement Warrants in the three months ended March 31, 2015. Excluding the impact of the change in the value of the Private Placement Warrants during this period, the Company’s income tax rate would have been 39.1% in the three months ended March 31, 2015.

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

On December 7, 2012, the Company entered into a joint venture with another entity for the purpose of manufacturing, assembling and selling certain engines into the Asian markets. In connection with this agreement, the Company has committed up to $1.2 million toward the joint venture of which $850,000 had been contributed since inception through March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in this report and our audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2015, and the related management’s discussion and analysis of financial condition and results of operations, contained in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016 (our “2015 Annual Report”). References to “we,” “us,” “our” and “our company” refer to Power Solutions International, Inc. and its subsidiaries.

The discussion and analysis below includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. In evaluating such statements, you should carefully consider the various factors identified in this report and our 2015 Annual Report which could cause our actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those factors set forth under the heading “Cautionary Note Regarding Forward-Looking Statements” at the end of this Item 2 in this Quarterly Report on Form 10-Q.

Overview

Organization

We design, manufacture, distribute and support power systems and large custom-engineered integrated electrical power generation systems for industrial OEMs across a broad range of industries including stationary electricity power generation, oil and gas, material handling, aerial work platforms, industrial sweepers, arbor, welding, airport ground support, turf, agricultural, construction and irrigation. We also develop and deliver power systems aimed at on road-markets including medium duty fleets, delivery trucks, school buses and garbage trucks. Our engineering personnel design and test power system solutions and the components supporting those solutions. We manufacture and assemble our products at our primary facilities in suburban Chicago, Illinois, Darien, Wisconsin and Madison Heights, Michigan. We operate as one business and geographic operating segment. Accordingly, the following discussion is based upon this presentation.

Net sales

We generate revenues and cash primarily from the sale of off-highway industrial power systems and aftermarket parts to industrial OEMs and power systems to on-road markets. Our products and services are sold predominantly to customers throughout North America, as well as customers located throughout the Pacific Rim and Europe. Net sales are derived from gross sales less sales returns and/or sales discounts.

Cost of goods sold

Materials used to manufacture and assemble our power systems account for the most significant component of our costs. Our cost of goods sold also includes, labor, freight, depreciation and other inventoriable costs such as allocated overhead. Additionally, we also include the costs to procure materials and service our products as components of our cost.

Operating expenses

Operating expenses include research & development and engineering, selling and general and administrative expenses. Research & development and engineering expense includes both internal personnel costs and expenses associated with outsourced third party engineering relationships. Research & development and engineering activities are staff intensive. Costs incurred primarily consist of salaries and benefits for professional engineers, materials used in the development of new products and applications, and amounts paid to third parties under contractual engineering agreements. Research & development and engineering staff focus on four areas as follows: Advanced product development, application design, customer product support and other engineering related activities. Our advanced product development and application design staff primarily focus on current and future product design, prototyping, testing and application development activities. Our customer product support group provides dedicated engineering and technical attention to customer production support, including a direct communication link with our internal operations.

Selling expense represents the costs of our sales team and an aftermarket sales group. We utilize a direct sales and marketing approach to maintain maximum customer interface. Salaries and benefits, together with expenses associated with travel, account for the majority of the costs in this category.

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

Amortization of intangible assets expense principally represents costs associated with the amortization of certain acquisition-related intangible assets.

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

2016 Significant development

Amendment to Senior Notes

On April 1, 2016, we entered into a Second Supplemental Indenture which, among other things, eliminated the Special Mandatory Offer to Purchase in its entirety. The Second Supplemental Indenture also increases our permitted indebtedness to $145.0 million from $125.0 million until February 1, 2017 when such permitted indebtedness is reduced to $135.0 million. In addition, the Second Supplemental Indenture resulted in an increase in the interest rate on the Senior Notes to 6.50% effective April 1, 2016. We paid a consent fee of $275,000 in connection with the execution of the Second Supplemental Indenture. The Senior Notes are more fully described below under, “Credit agreements, Senior Notes” and below under, “2015 Significant developments, Senior Notes.”

2015 Significant developments

Senior Notes

On April 24, 2015, we entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million in unsecured 5.50% Senior Notes. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, we entered into an indenture agreement dated April 29, 2015, by and among us, The Bank of New York Mellon, as Trustee, and our subsidiaries as guarantors. We received net proceeds of $53,483,000 after financing costs of $1,517,000. The Senior Notes are unsecured debt and are effectively subordinated to our existing and future secured debt including the obligation under our revolving line of credit. The Senior Notes are more fully described below under, “Credit agreements, Senior Notes”.

Acquisition of Powertrain Integration, LLC

On May 4, 2015, we entered into an Asset Purchase Agreement (“APA”) with Powertrain Integration, LLC (“Powertrain”) and its owners, to acquire the assets of Powertrain. Powertrain provides on-road powertrain solutions, including systems, components and services for niche OEM automakers and fleets. Powertrain also specializes in alternative-fuel as well as gasoline and diesel systems and offers design, engineering, testing and production capabilities to deliver one-stop vehicle integration. The acquisition was completed on May 19, 2015. The cash consideration paid, net of working capital adjustments totaled $20,776,000. We also recorded an initial liability of $8,200,000 as of the date of acquisition representing the contingent consideration associated with the Base Earn-out Payment and Additional Earn-out Payment each as defined in the APA for a provisional aggregate purchase price of $28,976,000. As of December 31, 2015, the Base Earn-out Payment and The Additional Earn-out Payment were finalized at $8,248,000. The additional liability was recorded as an adjustment within “Other (income) expense” within our consolidated statement of operations for the year ended December 31, 2015.

We accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed was allocated to goodwill. The acquisition of Powertrain was accounted for as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities were assumed to be the same at the date of acquisition, and therefore, a provision for deferred income tax was not recorded in connection with the purchase price allocation, and the excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition was funded by the proceeds received from the issuance of Senior Notes described in Note 9, “Debt”, to our unaudited condensed consolidated financial statements.

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

We accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed was allocated to goodwill. The acquisition of Bi-Phase was accounted for as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities were assumed to be the same at the date of acquisition, and a provision for deferred income tax was not recorded in connection with the purchase price allocation. The excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. The acquisition was funded by the proceeds received from the issuance of the Senior Notes described in Note 9, “Debt”, to our unaudited condensed consolidated financial statements.

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

We accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations, and as such, the excess of the purchase price over the fair values assigned to the assets acquired and liabilities assumed was allocated to goodwill. The acquisition of Buck’s was accounted for as a purchase of assets for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities were assumed to be the same at the date of acquisition, and a provision for deferred income tax was not recorded in connection with the purchase price allocation. The excess of the purchase price over the fair value of the assets acquired is expected to be deductible for income tax purposes. Refer to Note 4, “Acquisitions” to our unaudited condensed consolidated financial statements, for a further discussion of the acquisition.

Amended credit agreement

On April 29, 2015, we entered into an amendment with Wells Fargo Bank, National Association, for the purpose of facilitating the issuance of Senior Notes, as described above, and this amendment also provided for the earlier maturity of our revolving credit agreement to insure that the revolving line of credit will come due before the Senior Notes are payable. The Amended Wells Credit Agreement will become due 90 days prior to the final maturity date of the Senior Notes, all as described in the Indenture agreement below under “Credit agreements”.

Factors affecting comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Acquisitions

Our unaudited condensed consolidated financial statements for the three months ended March 31, 2016, include the results of operations of two acquisitions which we completed during the second quarter of 2015, Powertrain and Bi-Phase. Our unaudited condensed consolidated financial statements for the three months ended March 31, 2015, do not include such results.

Acquisition expenses

We incurred transaction costs related to acquisition activities of $200,000, all of which was recognized as an expense classified within general and administrative expense, in the three months ended March 31, 2015. We did not incur any such costs related to acquisitions during the three months ended March 31, 2016.

Share-based compensation

On February 22, 2015, our Compensation Committee of the Board of Directors approved, and we granted restricted stock awards to certain employees. As a result, we incurred non-cash, stock-based compensation expense in the three months ended March 31, 2016, that was not present in 2015. We may consider making additional equity awards to our directors, officers and other employees and possibly to consultants, and if we do, we will incur additional non-cash, stock-based compensation expenses in future periods.

Private placement warrants

Our results can be impacted by our private placement warrants liability. The change in estimated fair value of the liability associated with the private placement warrants is primarily attributable to fluctuations in the value of our common stock during a period. Our unaudited condensed consolidated results of operations for the three months ended March 31, 2016 and 2015, included $1,256,000 of income and $3,614,000 of expense, respectively, related to the change in the estimated fair value of the private placement warrants during each period.

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

Results of operations

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Net sales

Our net sales decreased $24,325,000 (28.2%) to $61,814,000 in the three months ended March 31, 2016, compared to $86,139,000 for the same period of 2015. Organic sales decreased $29.1 million primarily due to a decrease in sales into the oil and gas end market partially offset by a $4.8 million sales increase attributable to incremental sales from businesses acquired.

Gross profit

Our gross profit decreased $12,401,000 (75.4%) to $4,056,000 in the three months ended March 31, 2016, from $16,457,000 in the comparable period of 2015. Our lower gross profit resulted from the aforementioned decrease in net sales and a shift in the product mix of our power systems away from the oil and gas end markets into which our higher margin products are sold. The decrease in volumes also contributed to lower absorption of production expenses which further negatively impacted our gross profit. As a percentage of net sales, gross margin was 6.6% in the three months ended March 31, 2016, compared to 19.1% for the same period in 2015.

Research & development and engineering

Research & development and engineering expense increased $82,000 (1.6%) to $5,250,000 in the three months ended March 31, 2016, as compared to $5,168,000 for the same period in 2015. Wages and benefits increased $361,000 as we increased headcount while consulting and outside services, including product testing, decreased $274,000 as 2015 included higher spending to support activities related to development of new engines and pursuing on-road applications for our products, among other things. The remaining net decrease in other research & development and engineering expense was $5,000 of which none of the individual components was individually significant. As a percentage of net sales, research & development and engineering expense increased to 8.5% in the three months ended March 31, 2016, as compared to 6.0% for the same period in 2015, primarily due to the quarter over quarter sales decrease.

Selling

Selling expense decreased $141,000 (5.1%) to $2,609,000 in the three months ended March 31, 2016, from $2,750,000 in the comparable period of 2015.

Advertising and promotional expenses, including related travel expenses, decreased $170,000 in the three months ended March 31, 2016, as compared to the same period in 2015 and other selling expenses accounted for the remaining net increase of $29,000 period over period, of which none of the components was individually significant. As a percentage of net sales, selling expenses increased to 4.2% in the three months ended March 31, 2016, compared to 3.2% for the same period in 2015.

General and administrative

General and administrative expense decreased $206,000 (5.6%) to $3,449,000 in the three months ended March 31, 2016, from $3,655,000 in 2015. Consulting and professional fees decreased $321,000 in the three months ended March 31, 2016 as compared to 2015 as a result of $200,000 of transaction expenses incurred the three months ended March 31, 2015 that did not reoccur in 2016 and due to reduced expenses attributable to legal fees related to various litigation matters in which we are engaged. The remaining individual expense components resulted in a net increase in general and administrative expense of $115,000 of which none of the individual components was individually significant in the three months ended March 31, 2016, as compared to the same period in 2015. As a percentage of net sales, general and administrative expense increased to 5.6% in the three months ended March 31, 2016, compared to 4.2% for the same period in 2015.

Amortization of intangible assets

Amortization expense increased $615,000 to $1,429,000 in the three months ended March 31, 2016, from $814,000 in the comparable period of 2015. Our amortizable intangible assets increased in 2015 due to various acquisitions completed during the year. As a result of acquisitions in 2015, we recognized amortizable intangible assets relating to customer relationships and developed technology of $14,340,000 and $700,000, respectively. Specifically, amortization expense attributable to customer relationships arising from the acquisition of Powertrain was $567,000 in the three months ended March 31, 2016 as compared to none for the same period in 2015. The remaining net increase of $48,000 was attributable to the amortization of intangible assets associated with our other acquisitions. As a percentage of net sales, amortization of intangible assets expense increased to 2.3% in the three months ended March 31, 2016, compared to 0.9% for the same period in 2015.

Other (income) expense

Interest expense increased $932,000 to $1,421,000 in the three months ended March 31, 2016, as compared to $489,000 for the same period in 2015. The increase in interest expense attributable to the Senior Notes was $874,000, including $126,000 of amortization of debt issuance costs for the three months ended March 31, 2016, as compared to none for the same period in 2015. Other interest expense resulted in the remaining increase of $58,000 period-over-period, of which none of the components was individually significant or significant in the aggregate.

Through March 31, 2016, the interest rate on our Senior Notes was 5.50%. We also incurred interest expense on our revolving line of credit. Our average borrowings outstanding on our revolving line of credit were approximately $87.1 million in the three months ended March 31, 2016, as compared to approximately $94.2 million during 2015. Including only our revolving line of credit and our term loan which was paid in full on April 29, 2015, our weighted average borrowing rate was 2.02% in the three months ended March 31, 2016, as compared to 1.89% for the same period in 2015.

Private placement warrant (income) expense was income of $1,256,000 in the three months ended March 31, 2016, as compared to expense of $3,614,000 for the same period in 2015. We are required to recognize changes in the estimated fair value of unexercised private placement warrants in our unaudited condensed consolidated statement of operations. The change in estimated fair value of the private placement warrants was attributable to fluctuations in the trading price of our common stock at each balance sheet date.

Income tax expense

Our income tax expense decreased $5,064,000 to an income tax benefit of $3,680,000 in the three months ended March 31, 2016, as compared to income tax expense of $1,384,000 for the same period in 2015. For the three months ended March 31, 2016 and 2015, we reported a pre-tax loss of $8,931,000 and $72,000, respectively. Included in the pre-tax results was the change in the valuation of our private placement warrants during the respective periods, which amounts are permanently excluded from the computation of taxable income. Excluding $1,256,000 of income in the three months ended March 31, 2016 and $3,614,000 of expense in the three months ended March 31, 2015, each attributable to the change in the value of the private placement warrants, we had a pre-tax loss of $10,187,000 in the three months ended March 31, 2016 as compared to pre-tax income of 3,542,000 in the three months ended March 31, 2015. After excluding the change in the valuation of the private placement warrants, the income tax rates computed approximated a benefit rate of 36.1% in the three months ended March 31, 2016 as compared to 39.1% provision rate for the three months ended March 31, 2015.

Liquidity and capital resources

Our cash requirements are dependent upon a variety of factors, foremost of which is the execution of our strategic plan. We expect to continue to devote substantial capital resources to running our business. Our primary sources of liquidity have been and are expected to continue to be cash flows from operations, principally collections of customer accounts receivable, and borrowing capacity under our credit facility. During 2015, we issued $55.0 million in Senior Notes for which we received $53,483,000 after financing fees. These Senior Notes are described below under “Credit agreements.” Although we believe we have or can access sufficient liquidity to fund our operations as needed, there can be no assurances such funding will be consistently available to us on terms that are attractive or at all. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms, and our cost of funding will depend upon numerous factors including, but not limited to, the health and vibrancy of the financial markets, our financial performance, and the performance of our specific industry and other macro-economic factors in general. Our access to liquidity within a chosen funding mechanism is based on numerous factors, including the following: strength and quality of our assets, the continuation of our existing customer relationships and our development of new customer relationships; market acceptance of our existing and future products; the success of our product development and commercialization efforts and the costs associated with those efforts; and the costs associated with any future acquisitions, joint ventures or other strategic transactions. Accordingly, we may evaluate and pursue various financing alternatives determined advantageous to us at any particular point in time, including a larger credit facility, additional or replacement debt financing and/or additional equity financing as needed.

As of March 31, 2016, we had working capital of $133,706,000 compared to $153,413,000 as of December 31, 2015. Our working capital decrease of $19,707,000 was attributable primarily to a $41,202,000 decrease in our accounts receivable, net from December 31, 2015, as a result of the collection of receivables and a decrease in sales. Net inventory decreased $9,612,000 from December 31, 2015, as a result of our efforts to reduce inventory and improve working capital. Also, our cash on hand decreased by $6,950,000 from December 31, 2015 to March 31, 2016. Our prepaid expenses and other current assets decreased $22,000. Included in this decrease was the collection of $5,230,000 representing an amount due from the U.S. Department of the Treasury as a result of a refund attributable to our 2015 estimated federal income tax position. This amount was almost entirely offset by an increase arising from an income tax benefit recorded as of March 31, 2016 and a reclassification of $1,343,000 of assets held for sale, which were reclassified from “Property, plant & equipment, net” to “Prepaid expenses and other current assets” on our condensed consolidated balance sheet as a result of our decision to sell one of our operating facilities. We expect to complete the sale of this facility in 2016.

The decreases to working capital were partially offset by a $34,587,000 decrease in accounts payable arising from a decrease in purchases and the timing of payments to suppliers and a $3,132,000 decrease in other accrued liabilities, principally attributable to a $2,975,000 decrease attributable to acquisition consideration payable to the former owners of Powertrain Integration, which we acquired during 2015. Additionally, accrued compensation and benefits decreased $360,000 from December 31, 2015 to March 31, 2016.

A limited number of our customers have payment terms which may extend up to 150 days. As of March 31, 2016 and December 31, 2015, our trade receivables included $10.8 million and $8.0 million, respectively, of trade receivables which represented aggregate customer account balances subject to these terms. Of these amounts, $4.5 million and $3.7 million at March 31, 2016 and December 31, 2015, respectively, represented the portion of the balance outstanding with these extended trade terms. Under our revolving line of credit, which funds our working capital as needed, these receivables represent eligible collateral on the same basis as our other trade receivables and remain eligible as collateral upon which we may borrow up to their extended due date of 150 days.

Cash flows for the three months ended March 31, 2016

Operating activities

Net income and changes in working capital are the primary drivers of our cash flows from operations. For the three months ended March 31, 2016, we generated $9,995,000 from operations.

In the three months ended March 31, 2016, we had a net loss of $5,251,000 and non-cash adjustments totaling $2,279,000, resulting in cash used of $2,972,000 before considering changes in our operating assets and liabilities. Our non-cash adjustments favorably affecting cash in the three months ended March 31, 2016, primarily included (i) $2,699,000 of depreciation and amortization, (ii) $321,000 of share-based compensation expense, (iii) $219,000 of reserves for inventory, and (iv) $149,000 of non-cash interest expense. These increases were partially offset by a non-cash gain of $1,256,000 derived from an adjustment to the fair value of our private placement warrants in the three months ended March 31, 2016. The remaining other non-cash adjustments totaled $147,000, none of which was individually significant.

Cash used of $2,972,000 from our net loss adjusted for non-cash items was offset by $12,967,000 of cash generated by operating assets and liabilities in the three months ended March 31, 2016. Our trade receivables decreased by $41,140,000 from the collection of outstanding trade receivables and a decrease in sales in the three months ended March 31, 2016, compared to the three months ended December 31, 2015. Our inventories decreased $9,393,000 as a result of our efforts to reduce inventory and improve our working capital. Prepaid expenses and other current assets increased cash by $1,306,000 principally due to the collection of an income tax receivable of $5,230,000 and partially offset by the recognition of additional income tax assets in the three months ended March 31, 2016. Partially offsetting these favorable effects on cashflow was a $35,274,000 decrease in accounts payable, principally attributable to the timing of payments, along with the payment of contingent consideration of $2,975,000 related to our acquisition of Powertrain in 2015, a $517,000 decrease in accrued compensation and benefits and other accrued liabilities, and a $106,000 decrease in our other non-current liabilities.

Investing activities

Net cash used in investing activities was $214,000 attributable to property and equipment additions in the three months ended March 31, 2016.

Financing activities

We repaid $16,731,000 of cash from financing activities to reduce our net borrowings under our revolving line of credit in the three months ended March 31, 2016.

Cash flows for the three months ended March 31, 2015

Operating activities

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

Credit agreements

Wells Fargo Bank, National Association credit agreement

On June 28, 2013, we entered into a credit agreement with Wells Fargo Bank, National Association (the “Wells Credit Agreement”), which replaced our prior credit agreement. The Wells Credit Agreement enabled us to borrow under a revolving line of credit secured by substantially all of our tangible and intangible assets (other than real property). The Wells Credit Agreement (a) provided an initial maximum $75.0 million revolving line of credit to us, which, at our request and subject to the terms of the Wells Credit Agreement, could have been increased up to $100.0 million during the term of the Wells Credit Agreement; (b) bore interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.50%; or at our option, all or a portion of the revolving line of credit could have been designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (c) had an unused line fee of 0.25% and (d) required us to report our fixed charge coverage ratio, when our Availability (as defined in the Wells Credit Agreement) was less than the Threshold Amount (as defined in the Wells Credit Agreement) and to continue to report our fixed charge coverage ratio until the date that Availability for a period of 60 consecutive days, was greater than or equal to the Threshold Amount. We were required to meet a minimum monthly fixed charge coverage ratio of not less than 1.0 to 1.0, the testing of which commenced on the last day of the month prior to the date on which our Availability was less than the Threshold Amount. The Threshold Amount was defined in the Wells Credit Agreement as the greater of (i) $9,375,000 or (ii) 12.5% of the maximum revolver amount of $75.0 million or as it may have been increased during the term of the Wells Credit Agreement up to $100.0 million.

On April 1, 2014, the Wells Credit Agreement was amended (the “Amended Wells Credit Agreement”) to increase our revolving line of credit from $75.0 million to $90.0 million. The Amended Wells Credit Agreement (a) bears interest at the Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.5%; or at our option, all or a portion of the revolving line of credit can be designated to bear interest at LIBOR plus an applicable margin ranging from 1.50% to 2.00%; (b) has an unused line fee of 0.25%; (c) requires us to report our fixed charge coverage ratio and leverage ratio as described below; (d) included a $5.0 million term loan arrangement with Wells Fargo Bank; and (e) includes a letter of credit sub-facility of the revolving line of credit. The principal amount of the $5.0 million term loan was payable in 36 equal monthly installments with the first payment due on June 1, 2014, plus interest at LIBOR plus 4.50%. Effective April 1, 2014 and during the period in which the term loan was outstanding, we were subject to a fixed charge coverage ratio covenant and a debt leverage ratio covenant. We were required to maintain a fixed charge coverage ratio of at least 1.20 to 1.00 and our debt leverage ratio could not exceed 4.0 to 1.0 during the period in which the term loan was outstanding. At the time, we used borrowings under this expanded revolving line of credit as well as the proceeds from the term loan to finance the acquisition of Professional Power Products, Inc., which was consummated on April 1, 2014. The term loan was subsequently paid in full on April 29, 2015. In connection with the repayment of the term loan on April 29, 2015, our minimum monthly fixed charge coverage ratio reverted back to 1.0 to 1.0, the testing of which commences on the last day of the month prior to the date on which our Availability is less than the Threshold Amount.

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

On April 29, 2015, we entered into an amended credit facility (“Amended Wells Credit Agreement III”) for the purpose of facilitating the issuance of Senior Notes as described below, and this amendment provided for the earlier maturity of the Amended Wells Credit Agreement III to insure that the Amended Wells Credit Agreement III will come due before the Senior Notes are payable as described below. While the Senior Notes are outstanding, the Amended Wells Credit Agreement III would have become due 75 days prior to the earliest date that a Special Mandatory Offer to Purchase might occur or 90 days prior to the final maturity date of the Senior Notes, all as described in the Indenture agreement below. Under the above terms, the Amended Wells Credit Agreement III would have become due no earlier than March 15, 2017. However, the Special Mandatory Purchase Date was eliminated, effective April 1, 2016 as described below. Accordingly, the Amended Wells Credit Agreement III becomes due on January 31, 2018.

Senior Notes

On April 24, 2015, we entered into a purchase agreement with certain institutional investors for a private sale of an aggregate amount of $55.0 million of unsecured Senior Notes with a stated interest rate of 5.50%. The sale closed on April 29, 2015. In connection with the issuance of the Senior Notes, we entered into an indenture agreement (“Indenture”) dated April 29, 2015, by and among the Company, The Bank of New York Mellon, as Trustee, and our subsidiaries as guarantors. We received net proceeds of $53,483,000 after financing costs of $1,517,000. We presented issuance costs associated with the Senior Notes as a direct deduction from the carrying value of the obligation on our unaudited condensed consolidated balance sheets. The balance outstanding on the Senior Notes, net of unamortized financing fees was $53,946,000 and $53,820,000 as of March 31, 2016 and December 31, 2015, respectively.

The Senior Notes are unsecured debt and are effectively subordinated to our existing and future secured debt including the debt in connection with the Amended Wells Credit Agreement III.

We may redeem the Senior Notes in whole or in part at any time on or after May 1, 2016, at our option following redemption prices (expressed as percentages of the principal amount), together with accrued and unpaid interest to the date of redemption:

Redemption date	Redemption price
May 1, 2016 through October 31, 2016	101.0%
November 1, 2016 and thereafter	100.0%

At any time prior to May 1, 2016, we could have redeemed up to 35% of the Senior Notes with the net cash proceeds of certain equity offerings specified in the Indenture at a redemption price of 105.5% of the principal amount of the Senior Notes, together with accrued and unpaid interest to the date of redemption, but only if at least 65% of the original aggregate principal amount of the Senior Notes would have remained outstanding following such redemption. In addition, prior to May 1, 2016, we could have redeemed the Senior Notes in whole or in part at a redemption price equal to 101.0% of the principal amount plus (i) accrued and unpaid interest to the redemption date and (ii) an Applicable Premium (as defined in the Indenture) that was intended as a “make-whole” to May 1, 2016. We did not redeem any of the Senior Notes prior to May 1, 2016.

The Senior Notes have a final maturity date of May 1, 2018. The Senior Notes originally had a Special Mandatory Offer to Purchase as described in the Indenture and summarized as follows: Upon the occurrence of the earlier of (I) March 15, 2017, if the Trustee had not received on or within five days prior to such date an officer’s certificate stating that (i) our pro forma consolidated EBITDA (as defined in the Indenture) was at least equal to or greater than $35.0 million for the most recent four full fiscal quarters for which financial statements were available as of such date and (ii) our consolidated pro forma ratio of consolidated EBITDA to fixed charges (as defined in the Indenture) was at least equal to or greater than 3.25 to 1.0 for the most recent four full fiscal quarters for which financial statements were available as of such date or (II) the date on which we notified the Trustee in writing (which date could have been at any time on or after March 1, 2017 but on or prior to March 15, 2017) that we could not or would not deliver such officers’ certificate, then, unless we had given on or prior to March 15, 2017 a notice of redemption of all of the Senior Notes, we would make a mandatory offer to purchase all of the Senior Notes at a purchase price of 100.0% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase in accordance with the procedures set forth in the Indenture.

On April 1, 2016, we entered into a Second Supplemental Indenture (“Second Supplemental Indenture”) which, among other things, eliminated the Special Mandatory Offer to Purchase in its entirety. The Second Supplemental Indenture also increased our permitted indebtedness to $145.0 million from $125.0 million until February 1, 2017 when such permitted indebtedness shall be reduced to $135.0 million. The Second Supplemental Indenture also resulted in an increase in the interest rate on the Senior Notes to 6.50% effective April 1, 2016. We paid a consent fee of $275,000 in connection with the execution of the Second Supplemental Indenture.

The Indenture, as amended, contains covenants that, among other things, limit or restrict the ability for us and our subsidiaries to incur additional debt, prepay subordinated indebtedness, pay dividends or make other distributions on capital stock, redeem or repurchase capital stock, make investments and restricted payments, enter into transactions with affiliates, sell assets, create liens on assets to secure debt, or effect a consolidation or merger or to sell all, or substantially all, of our assets, in each case subject to certain qualifications and exceptions set forth in the Indenture. The Indenture also provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25.0% in principal amount of the then outstanding Senior Notes may declare the principal of and accrued but unpaid interest on all Senior Notes to be due and payable.

Interest on the Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. As of March 31, 2016 and December 31, 2015, the accrued, but unpaid interest on the Senior Notes was $1,260,000 and $513,000, respectively.

Outstanding borrowings

As of March 31, 2016, $80.0 million of our outstanding borrowings under our revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.93% as of March 31, 2016. The remaining outstanding balance of approximately $568,000 as of March 31, 2016, had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.50% with the applicable margin included. The unused and available revolving line of credit balance was $21.1 million at March 31, 2016.

As of December 31, 2015, $97.0 million of our outstanding borrowings under our revolving line of credit bore interest at the LIBOR rate, plus an applicable margin. The weighted average interest rate on these borrowings was 1.84% as of December 31, 2015. The remaining outstanding balance of $299,000 as of December 31, 2015 had been designated to bear interest at the prime rate, plus an applicable margin, which equaled 3.50% with the applicable margin included. The unused and available revolving line of credit balance was $27.1 million at December 31, 2015.

Contractual obligations and commitments

There have been no material changes to our contractual obligations and commitments included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2015, except for entering into a Second Supplemental Indenture described above and in Note 9, “Debt”, to our unaudited condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, Topic 842. This ASU requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged. Adoption for this standard is to be applied with a modified retrospective transition, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of adopting this ASC, but cannot make an assessment as to the impact that the adoption of this ASU will have on our consolidated financial statements.

In March, 2016, the FASB issued ASU. No 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various provisions related to how share-based payments are accounted for and presented in the financial statements. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The amendment is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. We are currently evaluating the impact of adopting this ASC, but cannot make an assessment as to the impact that the adoption of this ASU will have on our consolidated financial statements.

There were no additional new accounting pronouncements or guidance that have been issued or adopted during the three months ended March 31, 2016, that we expect will have a significant effect on our consolidated financial statements.

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

Many of these risks, uncertainties and other factors are beyond our control and are difficult to predict. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. New factors could also emerge from time to time that could adversely affect our business. The forward-looking statements herein can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions outlined below and described under the heading “Risk Factors” in our 2015 Annual Report and in this Form 10-Q, and include but are not limited to the following:

Risks Related to our Business and our Industry

•	The market for alternative fuel power systems may not continue to develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

•	Our engine blocks manufactured in-house by our company are among the first we’ve manufactured in-house and may not be successful.

•	We may not succeed with the expansion of our products into the on-road market.

•	New products, including new engines we develop, may not achieve widespread adoption.

•	Changes in environmental and regulatory policies could hurt the market for our products.

•	We currently face, and will continue to face, significant competition, which could result in a decrease in our revenue.

•	Our industrial OEM customers may not continue to outsource their power system needs.

•	We are dependent on certain products and industrial OEM market categories for a significant share of our revenues and profits.

•	We are dependent on relationships with our OEM customers and any change in our relationships with any of our key OEM customers could have a material adverse effect on our business and financial results.

•	We are dependent on relationships with our material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

•	We derive a substantial majority of our diesel power systems revenues from our relationships with Perkins and Caterpillar.

•	The quality and performance of our power systems are, in part, dependent on the quality of their component parts that we obtain from various suppliers, which makes us susceptible to performance issues that could materially and adversely affect our business, reputation and financial results.

•	We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability, causing us to accumulate excess inventory.

•	Changes in our product mix could materially and adversely affect our business.

•	Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

•	Fuel price differentials are hard to predict and may have an adverse impact on the future demand for our products.

•	The volatility of oil and gas prices may indirectly affect our stock price.

•	Price increases in some of the key components in our power systems could materially and adversely affect our operating results and cash flows.

•	Many of our power systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.

•	Our existing debt or new debt that we incur could adversely affect our business and growth prospects.

•	Our quarterly operating results are subject to variability from quarter to quarter.

•	If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

•	If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to sell our products and services.

•	We could suffer warranty claims or be subject to product liability claims, both of which could materially and adversely affect our business.

•	We could become subject to product liability claims.

•	We may have difficulty managing the expansion of our operations.

•	If our production facilities become inoperable, our business, including our ability to manufacture our power systems, will be harmed.

•	We may be adversely impacted by work stoppages and other labor matters.

•	Our business could be adversely affected by increased compensation costs or difficulties in attracting staff for our business including those related to acquisitions.

•	The loss of one or more key members of our senior management, or our inability to attract and retain qualified personnel could harm our business.

•	Governmental regulations in employee benefits, insurance, immigration and work authorization requirements may adversely affect our existing and future operations and financial results, including harming our ability to expand or by increasing our operating costs.

•	If we do not properly manage the sales of our products into foreign markets, our business could suffer.

•	We could be adversely affected by risks associated with acquisitions and joint ventures, including those in the Asian markets.

•	Failure to raise additional capital or to generate the significant capital necessary to continue our growth could reduce our ability to compete and could harm our business.

•	We are and will continue to be subject to foreign laws, rules and regulations as our business expands into these foreign markets and cannot be certain as to our continued compliance and costs related thereto.

•	We could become liable for damages resulting from our manufacturing activities.

•	We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

•	Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could adversely affect us.

•	Variability in self-insurance liability estimates could significantly impact our results of operations.

Risks Related to the Ownership of our Common Stock

•	We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our financial statements.

•	Concentration of ownership among our existing executive officers may prevent new investors from influencing significant corporate decisions.

•	The price of our stock may be volatile and may decline in value.

•	Future sales by us or our existing stockholders could depress the market price of our common stock.

•	Our actual operating results may differ significantly from our guidance.

•	We have discretion in the use of borrowings under our revolving line of credit and may use them in a manner in which our stockholders would not consider appropriate.

•	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

•	Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

•	If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

•	We do not anticipate paying any dividends in the foreseeable future.

Our forward-looking statements speak only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in interest rates primarily due to its outstanding balances under the Amended Wells Credit Agreement III. If interest rates were to fluctuate, there is a risk that any outstanding balance would be impacted by the prevailing rate, which may further impact our ability to repay the outstanding balance. A one percentage point increase or decrease in interest rates would increase or decrease our interest expense by approximately $805,700 annually based on our revolving line of credit as of March 31, 2016. Our Senior Notes outstanding as of March 31, 2016 are fixed and not subject to changes in interest rates.

For a discussion of our liability for the private placement warrants, see Note 8, “Fair value of financial instruments,” to the unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A. Risk Factors

There are no material changes from the risk factors previously disclosed under the caption “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER SOLUTIONS INTERNATIONAL, INC.

Date: May 10, 2016	By:	/s/ Michael P. Lewis
Michael P. Lewis
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description

4.1	Second Supplemental Indenture dated as of April 1, 2016 by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K, dated and filed with the Commission on April 4, 2016).

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.