Form 10-K
period 2017-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2019-05-16
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________
Commission file number 001-35944

POWER SOLUTIONS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0963637
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
201 Mittel Drive, Wood Dale, IL	60191
(Address of Principal Executive Offices)	(Zip Code)
(630) 350-9400
(Registrant's Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	—
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES   ☐  NO   ☒
Indicate by check mark if the registrant is not required to file reports pursuant Section 13 and Section 15(d) of the Act.    YES  ☐ NO   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐     NO   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒     NO   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐       NO ☒
The aggregate market value of 4,860,977 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $43.3 million based on the last reported sale price on the OTC market on June 30, 2017 (although the total market capitalization of the registrant as of such date was approximately $121.6 million). Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 3, 2019, there were 22,807,623 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding the Company’s sales backlog and potential profitability, future business strategies and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company's results of operations and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation: the factors discussed in this report set forth in Item 1A. Risk Factors; management’s ability to successfully implement the Audit Committee’s remedial recommendations; the time and effort required to complete its delinquent financial statements and prepare the related Form 10-K and Form 10-Q filings, particularly within the current anticipated timeline; the timing of completion of necessary interim reviews and audits by the Company’s independent registered public accounting firm; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the financial reporting and internal control matters and related class action litigation; the ability of the Company to accurately budget for and forecast sales, and the extent to which sales result in recorded revenues; the impact of the investigations being conducted by United States Securities and Exchange Commission (the “SEC”), and the criminal division of the United States Attorney’s Office for the Northern District of Illinois (the “USAO”) and any related or additional governmental investigative or enforcement proceedings; any delays and challenges in recruiting key employees consistent with the Company’s plans; any negative impacts from delisting of the Company's Common Stock from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
The Company's forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, and as a result, it is obligated to file annual, quarterly and current reports, proxy statements and other information with the SEC. The Company makes these filings available free of charge on its website (http://www.psiengines.com) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company's website does not constitute part of this Annual Report on Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

SPECIAL NOTE ABOUT THIS ANNUAL REPORT
This annual report is the Company's first regular periodic report since filing its Form 10-Q for the three months ended March 31, 2016. Readers should be aware that several aspects of this annual report differ from previous annual reports. This report is for the annual reporting periods as of and for the years ended December 31, 2017 and 2016. Because of the gap in the Company's public reporting and the significant changes to its business in the interim, much of the information relating to the Company's business and related matters as detailed below in Item 1. Business and Item 1A. Risk Factors is for the period between December 31, 2017 and the date of this filing. In addition, this report contains a restatement of the Company's previously issued consolidated financial statements as of and for the years ended December 31, 2015 and 2014. The Company's stockholders' equity as of December 31, 2013 has been adjusted to reflect the cumulative effect of correcting certain accounting errors in 2013 and prior periods (see Note 2. Restatement of Previously Issued Consolidated Financial Statements, included in Part II, Item 8. Financial Statements and Supplementary Data, for additional information on the impact of restatement of previously issued consolidated financial statements).
PART I
Unless the context indicates otherwise, references in this Annual Report to “Power Solutions,” “PSI,” “the Company,” “Corporate,” “it,” “its” and “itself” mean Power Solutions International, Inc. and its wholly-owned subsidiaries. References herein to “2017,” “fiscal 2017” or “fiscal year 2017” refer to the fiscal year ended December 31, 2017. References herein to “2016,” “fiscal 2016” or “fiscal year 2016” refer to the fiscal year ended December 31, 2016. References herein to “2015,” “fiscal 2015” or “fiscal year 2015” refer to the fiscal year ended December 31, 2015. References herein to “2014,” “fiscal 2014” or “fiscal year 2014” refer to the fiscal year ended December 31, 2014.
Item 1.    Business.
Financial Restatement
Power Solutions International, Inc. is filing this Annual Report on Form 10-K for the year ended December 31, 2017 which contains audited consolidated financial statements as of and for the years ended December 31, 2017, 2016, 2015 and 2014. The Company also included quarterly unaudited information for 2017 and 2016 within this Form 10-K, but it does not otherwise plan to file Form 10-Qs for such periods. The Company's consolidated financial statements as of and for the years ended December 31, 2015 and 2014, included herein, restate and replace the Company's previously issued audited consolidated financial statements and related financial information which were filed with the SEC. Investors should rely only on the financial information and other disclosures regarding the Company's consolidated financial statements in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
Significant Events Since the Company's Last Regular Periodic Report
It has been almost three years since the Company’s last annual or quarterly periodic filing. In that time, the Company has expended significant resources to identify and undertake meaningful changes to remedy deficient operational and accounting controls, including significant changes to its management team and the Board of Directors (the “Board”), and has worked hard to restore the Company's credibility. These changes have resulted in meaningful disruption and change for the Company’s employees, investors and partners. The Company expects to continue to expend significant resources to address historical issues in its financial reporting.
Below is a summary of significant events that have occurred since the filing of the Company’s quarterly report for the period ended March 31, 2016:
Restatement Background
In August 2016, the Company announced that the Audit Committee (the “Audit Committee”) of the Board initiated an independent review of certain accounting matters conducted with the assistance of independent counsel and forensic accounting professionals engaged by the Audit Committee.
In December 2016, the Audit Committee reached preliminary findings with respect to the independent review and discussed the findings with the Board and senior management, which determined that the Company's previously issued consolidated financial statements for 2015, the second, third and fourth fiscal quarters within such fiscal year and the fiscal quarter ended March 31, 2016, as reported in its Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q, should no longer be relied upon and should be restated to reflect the impact of certain errors involving revenue recognition.
The Company also reported that management’s report on the effectiveness of disclosure controls and procedures and internal control over financial reporting, in each case for the relevant periods, and related reports of RSM U.S. LLP (“RSM”), the Company's then incumbent independent registered public accounting firm, should no longer be relied upon. Management also concluded that a material weakness in internal control over financial reporting existed during each of the periods, requiring a restatement.
In January 2017, RSM resigned as the Company's independent registered public accounting firm and recalled previously issued audit reports on the Company's consolidated financial statements and internal control over financial reporting for 2015 and 2014.
In February 2017, the Board appointed Frazier & Deeter, LLC (“Frazier”) as the Company's new independent registered public accounting firm.
In April 2017, the Company determined that the previously issued consolidated financial statements for 2014 and the quarter ended March 31, 2015 should be restated to reflect the impact of certain errors involving revenue recognition. The Company reported that the foregoing financial statements, management’s report on the effectiveness of disclosure controls and procedures and internal control over financial reporting for 2014, and related reports of RSM, which were withdrawn, should no longer be relied upon.
In March 2018, the Audit Committee appointed BDO U.S.A., LLP (“BDO”) as the Company's independent registered public accounting firm and dismissed Frazier as the Company's independent registered public accounting firm.
In October 2018, in light of additional information identified in connection with its ongoing restatement efforts, the Company determined that its previously issued consolidated financial statements as of and for the year ended December 31, 2013 were materially misstated due to errors primarily relating to the capitalization of certain product development related expenses and inventory valuations. The Company reported that the 2013 financial statements, management's reports on the effectiveness of disclosure controls and procedures and internal control over financial reporting for 2013, and related reports of RSM should no longer be relied upon.
Effects of the Restatement
The restatement adjustments resulted in a cumulative net reduction to stockholders’ equity of $21.4 million and $4.3 million as of December 31, 2015 and 2014, respectively, and a reduction in the Company's previously reported net income of $17.2 million and $2.2 million for 2015 and 2014, respectively. The Company also adjusted its December 31, 2013 stockholders’ equity to recognize corrected items that related to prior periods, decreasing equity by $2.9 million.
The Board, Management, Internal Control and Reporting Improvements
As discussed in Item 9A. Controls and Procedures, included in Part II, the Company’s new management team has concluded that there were material weaknesses in the Company’s internal control over financial reporting as of December 31, 2017. Management is committed to the implementation of remediation efforts to address the material weaknesses. The remediation efforts summarized below, which have been or will be implemented, are intended both to address the identified material weaknesses and to enhance the Company’s overall internal control environment. These efforts include the following:

•	The Company has appointed a new Chief Executive Officer, Chief Financial Officer and Vice President, Internal Audit, with oversight from the Board and the Audit Committee consisting of new members;

•	The Company has updated its Code of Business Conduct and Ethics and has initiated an ongoing training program to help ensure that employees understand and comply with the Code;

•	The Company will continue to enhance the program to provide extensive communications and training to employees across the entire organization regarding the importance of integrity and accountability;

•
In addition to naming a new Chief Executive Officer and Chief Financial Officer, the Company has either replaced or appointed personnel for critical accounting positions with certified public accountants who have the appropriate level of public-company experience, including, among others, a Corporate Controller, a Director of Accounting and a Director of Financial Reporting; and

•
The Company has developed and begun implementing a more comprehensive internal controls program along with a formal, enterprise-wide remediation plan, including detailed and prioritized action plans, owners and a phased timeline. This remediation plan is overseen by an executive Internal Control Steering Committee, and progress will be communicated to the Audit Committee on a quarterly basis. The Internal Control Steering Committee is comprised of the following members: Chief Executive Officer, Chief Financial Officer, General Counsel, Vice President, Internal Audit, Chief Information Officer, Corporate Controller and Vice President of Operations.

In light of the material weaknesses in internal control over financial reporting, prior to filing this Annual Report on Form 10-K, the Company completed substantive procedures, including extensive temporary manual procedures and other measures, as needed to assist with meeting the objectives otherwise fulfilled by effective internal control over financial reporting. These procedures included, but were not limited to, conducting additional analysis and substantive procedures, and, in certain cases, correcting the accounting treatment and related disclosures for certain transactions.
The Company also hired additional resources and retained outside consultants with relevant accounting experience, skills and knowledge, working under the Company's supervision and direction to assist with the account closing and financial statement preparation process. These additional procedures have allowed the Company to conclude that, notwithstanding the material weaknesses in its internal control over financial reporting described above, the consolidated financial statements included herein fairly present, in all material respects, the Company’s financial condition and results of operations for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).
When fully implemented and operational, the Company believes the measures, more fully described in Item 9A. Controls and Procedures, included in Part II, will remediate the control deficiencies that led to the material weaknesses it has identified and will strengthen its internal control over financial reporting. The Company is committed to continuing to improve its internal control processes, and it will review its financial reporting controls and procedures on an ongoing basis. As the Company continues to evaluate and work to improve its internal control over financial reporting, it may determine that a need exists to take additional measures to address control deficiencies or modify certain remediation measures.
Government Investigations
The SEC's enforcement staff informed the Company that it was conducting an investigation and issued a subpoena requiring the production of documents and information. In addition, the USAO is conducting a parallel criminal investigation into these matters. The Company is fully cooperating with the SEC and the USAO in their investigations, and it cannot predict the outcome of those investigations. The existence and the ultimate outcomes of such investigations could have a material adverse effect on the Company, the trading prices of its securities and its ability to raise additional capital. If the SEC or the USAO determines that the Company violated federal securities or other laws and institutes civil enforcement or criminal proceedings, the Company may face civil or criminal sanctions, including, but not limited to, criminal or civil charges, fines, other monetary penalties, injunctive relief and compliance conditions imposed by a court or agreement, which may have a material adverse effect on the business, financial condition or results of operations of the Company.
General Business Overview
Power Solutions International, Inc., incorporated under the laws of the state of Delaware in 2011, designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that are powered by a wide variety of fuels, including natural gas, propane, gasoline, diesel and biofuels, within the energy, industrial and transportation end markets. The Company manages the business as a single segment.
The Company's products are primarily used by global original equipment manufacturers (“OEMs”) and end-user customers across a wide range of applications and equipment that includes standby and prime power generation, demand response, microgrid, combined heat and power, arbor equipment, material handling (including forklifts), agricultural and turf, construction, pumps and irrigation, compressors, utility vehicles, light- and medium-duty vocational trucks, school and transit buses, and utility power.
The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, including the U.S. Environmental Protection Agency (the “EPA”), the California Air Resources Board (the “CARB”) and the People's Republic of China's Ministry of Ecology and Environment (the “MEE,” formerly the Ministry of Environmental Protection), as well as regulatory bodies within the European Union (“EU”).
The Company's products include both sourced and internally designed and manufactured engines that are engineered and integrated with associated components. These comprehensive power systems are tested and validated to meet quality, safety, durability and global environmental standards and regulations.
Through advanced research and development (“R&D”) and engineering capabilities, the Company is able to provide its customers with highly optimized, efficient, durable and emissions-compliant products that enhance their competitive position.
The Company's business is well balanced and diversified across end markets and applications and also includes extensive aftermarket and service parts programs. These programs consist of (i) internal aftermarket service parts programs with worldwide sales and distribution capabilities and (ii) internal OEM developed service parts programs for components and products supplied by the Company.

The Company's end markets, product categories and equipment are as highlighted in the following table:

End Market	Product Categories	Equipment/Products
Energy	Electric Power Generation	Mobile and Stationary / Stand By and Prime Power Demand Response Microgrid Combined Heat and Power (“CHP”)
	Large Custom Genset Enclosures	Electric Power Generators Grid Connectivity Solar and Wind
Industrial	Material Handling Agricultural Irrigation / Pumps Construction Compressors Other Industrial
Forklifts
Wood Chippers
Stump Grinders
Sweepers/Industrial Scrubbers
Aerial Lift Platforms/Scissor Lifts
Irrigation Pumps
Oil and Gas Compression
Oil Lifts
Off Road Utility Vehicles
Ground Support Equipment
Ice Resurfacing Equipment
Pump Jacks

Transportation	Trucks Buses Fuel Systems and Tanks	Class 2 - 7 Vocational Trucks and Vans Transit Buses School Buses (Type A and Type C) Terminal and Utility Tractors
Products
The Company's sourced and internally designed and manufactured engine blocks are engineered and integrated with associated components in a range of configurations that includes basic engine blocks integrated with appropriate fuel system parts as well as completely packaged power systems that include any combination of front accessory drives, cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes, packaging, telematics and other assembled componentry. The Company also designs and manufactures large, custom engineered integrated electrical power generation systems for both standby and prime power applications. The Company's comprehensive power systems are tested and validated to meet quality, safety, durability and global environmental standards and regulations.
The Company's engines and power systems include both emission-certified compression and spark-ignited internal combustion engines ranging from 0.99 liters to 40 liters of displacement, which run on a wide variety of fuels, including natural gas, propane, gasoline, diesel and biofuels within the energy, industrial and transportation end markets.
Strategic Initiatives/Growth Strategies
The Company has initiated a comprehensive set of business objectives aimed at improving profitability, streamlining processes, strengthening the business and focusing on achieving growth in higher-return product lines. Key elements of these objectives and other initiatives are highlighted below.
Improve profitability
The Company has implemented a plan focused on enhancing profitability through the review of its customer and product portfolio. To date, this has resulted in strategic price increases in certain areas of the business, along with product redesign and the re-sourcing of certain components, to support improved margins. This program is a multiyear effort and will entail a strategic assessment of certain areas in which profitability does not meet established thresholds. The Company is also seeking opportunities to improve its profitability through the initiation of programs to improve manufacturing efficiency and working capital efficiency. It has also been investing heavily in the expansion of its heavy-duty engine product line, which has historically provided better margins. Further, the Company is in the early phases of production of certain products and anticipates potential benefits as it gains improved economies of scale through greater volumes. Lastly, since mid-2016, the Company has incurred substantial costs related to its restatement. The Company expects a meaningful reduction in certain of these costs once it completes the restatement efforts (see Note 2. Restatement of Previously Issued Consolidated Financial Statements, included in Part II, Item 8. Financial Statements and Supplementary Data), files all delinquent periodic reports, including its annual report for the year ended December 31, 2018, and remediates its material weaknesses.

Streamlining of business processes
The Company has initiated an aggressive program to review and identify cost reductions throughout the organization. As part of this program, the Company is adopting tighter controls and monitors across major areas of spending and is centralizing certain business processes.
Strengthening of business through the optimization of business systems and technology
The Company is working to strengthen its business through the optimization of its business systems and technology to support the remediation of internal controls, improve processes, drive greater operational efficiencies and provide better and timelier decision making across the organization. As part of this initiative, the Company is working on the reimplementation of its Enterprise Resource Planning system.
Increased emphasis on energy product offerings through new product development and investments
The Company has been a major participant in the energy market for many years as a supplier to several of the world’s leading power generation companies and through its large custom generator set enclosure (“genset”) business. Building on its broad product offering, in March 2018 and October 2018, the Company received EPA certification for its 32-liter and 40-liter heavy-duty engines, respectively, and has development and launch plans for a 53-liter model. These heavy-duty engines provide a natural-gas-fueled power range from 500 kWe to 1.25 MW, which is well above the Company's prior capabilities, allowing it to serve a greater portion of the demand response, microgrid, combined heat and power, and oil and gas markets. In addition to dedicating significant R&D resources within the energy market, the Company has also strategically invested in expanding its management, sales and operations staff to support these efforts. The Company’s heavy-duty engines have historically provided better margins.
Capitalize on key market trends
The Company's breadth of products and solutions will enable it to capitalize on numerous market trends that it believes have the potential to drive customer demand for its products and contribute toward its long-term growth. Further, the Company's R&D activity is largely focused on expanding its solutions to further address trends in these areas. The key trends include the following:

•
Increasingly stringent regulations and growing efforts to reduce emissions, which are driving demand for alternatives to diesel power engines (e.g., EPA Tier 4 emission standards, CARB regulations, MEE policies in China), in particular, in several markets such as the power generation market for oil and gas, school bus, arbor care and the China bus market, among others;

•	Growth in e-commerce activity around the world, which is driving demand for last-mile delivery vehicles;

•	The growth of intermittent sources of energy, such as wind and solar, which is driving increased demand for generators, microgrids and demand response equipment; and

•	The reduced availability of automotive engines that are suited for industrial application.
New product expansion by leveraging deep industry experience
Throughout the Company's history, it has evolved from a provider of diesel power systems to become a major supplier of power systems fueled by alternative fuels, including gasoline, propane and natural gas, among others. By leveraging the deep industry experience of its corporate engineering and new-product development teams, the Company is continuing to take steps to broaden the range of its power system product offerings, including engine classes and the OEM and direct user market categories into which it supplies products. The Company plans to capitalize on its technologically sophisticated, in-house design, prototyping, testing and application engineering capabilities to further refine its superior power system technology.
Leverage the Company’s relationship with Weichai
In March 2017, the Company executed a share purchase agreement (the “SPA”) with Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”). Under the terms of the SPA, Weichai invested $60.0 million in the Company (the “Weichai Transaction”) by purchasing a combination of newly issued Common and Preferred Stock as well as a stock purchase warrant, which significantly strengthened the Company's financial condition and contributed to the subsequent extinguishment of a $60.0 million term loan. In the ordinary course of business, the Company and Weichai also entered into a strategic collaboration agreement (the “Collaboration Agreement”) under which they have been working together to accelerate market opportunities for each company's respective product lines across various geographic and end-user markets.
The Collaboration Agreement provides the Company with strategic benefits, including the ability to leverage Weichai's strengths and capabilities in R&D, manufacturing, procurement and distribution and its widespread sales channels in China and other emerging markets. This collaboration has already enabled the Company to broaden its existing product portfolio, improve material quality, decrease costs, accelerate the development of new products and bring them to market, and expand access and exposure to new markets.

Among other things, the Collaboration Agreement establishes a joint steering committee, permits Weichai to second a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and establishes several collaborations, including with respect to stationary natural gas applications and Weichai diesel engines. The Collaboration Agreement also provides for the steering committee to create different subcommittees with various operating roles, and it otherwise governs the treatment of intellectual property of the parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement has a term of three years.
Weichai is currently the Company's largest stockholder, holding 51.5% of the Company's outstanding Common Stock as of May 3, 2019. The Weichai stock purchase warrant, as last amended (the “Weichai Warrant”), was exercisable commencing on April 1, 2019 for such number of shares of the Company's Common Stock as was sufficient to provide Weichai with majority ownership of the Company's Common Stock. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock (see Changes in Control section, included in Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for additional information).
Expand global business
Through the expansion of its product lineup and the entry into new markets, including transportation, the Company has a history of growing its product offerings internationally beyond North America. The Company sees significant opportunity in continuing to grow its business worldwide with further R&D investment as well as new-product development and offerings.
Strengthened engine development and testing capability
In April 2018, the Company acquired the assets of Chicago Technical Center R&D facility from Ricardo, Inc. This transaction has allowed the Company to significantly strengthen and expand its testing capabilities and increase its capacity to meet current and future engine development, certification and durability testing needs. The advanced R&D facility immediately provides three strategic benefits for the corporate engine programs: (i) increased speed to market response, (ii) greater ability to innovate and optimize product performance and reliability, and (iii) lower cost of product development through direct control of in-house EPA and CARB-certified testing cell operations, scheduling and management of the industry-leading engine testing center.
Sales and Marketing
The Company employs a direct sales and marketing approach to maintain maximum interface with and service support for its OEM customers. This direct interface incorporates the corporate internal technical sales representatives. The Company complements its direct OEM relationships with a localized, independent sales and product support organization. This localized sales and support organization provides the necessary knowledge of local customs and requirements while also delivering immediate sales assistance and customer support.
The Company has invested in and is focused on capturing aftermarket sales of the value-added components that are included in its power systems. With a significant portion of the selling prices of the Company's power systems coming from value-added components, this is a large, continuing growth opportunity for its aftermarket business.
Customers
The Company's customers primarily include global OEMs and direct end users across a wide range of applications that demand high product quality, best-in-class engineering support and on-time delivery. Within several applications for which the Company provides solutions, it maintains supplier relationships with two or more customers, which are often among the largest in that category.
The Company's largest customers, based upon its consolidated net sales in 2017, included Hyster-Yale Materials Handling Group and Freightliner Trucks, a subsidiary of Daimler Trucks North America, which represented 16% and 10% of 2017 consolidated net sales, respectively. The largest customers change from time to time as a result of various factors, including prevailing market conditions, customers’ strategies and inventory of the Company's power systems.
Competition
In each of the Company's end markets there are a variety of competitors, including engine manufacturers, independent suppliers and distributors of engines, fuel systems providers, manufacturers of power generation equipment, engine packagers and integrators, and the in-house operations of certain OEMs, some of which have longer operating histories, strong brand recognition and significant financial and marketing resources. Although all of the Company's end markets and product offerings have several competitors, the Company believes that there is no single competitor with the same breadth of products, solutions and end markets.
Notwithstanding significant competition, the Company believes that the following factors provide it with a differentiated value proposition that allows the Company to compete effectively:
•Fuel-agnostic strategy;
•Demonstrated expertise in on- and off-road applications;
•Ability to leverage Weichai's strengths and capabilities;

•Completeness and comprehensiveness of engines and power systems;
•Expansive product integrations, including electronics, controls, fuel systems and transmissions;
•Commonality of technology platform spanning all product lines;
•Emissions regulation compliance and certification;
•Breadth and depth of advanced engineering disciplines;
•Industry-leading product and application engineering;
•Competitive pricing/cost;
•Ability to tailor power systems to specific customer needs;
•Performance and quality;
•Speed to market; and
•Customer support and service.
Manufacturing
The Company manufactures and assembles its products at facilities in suburban Chicago, Illinois, and Darien, Wisconsin, and customizes its power systems to meet specific requirements of OEM applications and the needs of its OEM customers. The Company has invested in precision machining equipment to finish its internally designed engine blocks, which are cast by various suppliers. The manufacturing lines in the Company's production facilities are technologically sophisticated and flexible, and the Company allocates production capacity on its manufacturing lines to accommodate the demand levels and product mix required by its OEM customers.
The Company focuses on safety, quality and on-time delivery in its manufacturing operations. The Company is ISO 9001 2015 Certified, the highest ISO certification available. The ISO 9000 family of quality management standards, which must be met in order to become ISO certified, is designed to help organizations monitor and improve the quality and delivery of their products and/or services to their customers. The Company also uses tools such as Six Sigma, Lean Manufacturing, 80/20 and 5S strategies to help to manage its business, build quality, and drive performance and a continuous improvement culture within the manufacturing operations' teams. The Company also uses a customer relationship management database to help to collect customer feedback and to track overall quality performance at its OEM customers. Structured staff training is a constant priority and includes closed-loop quality monitoring and feedback systems.
Research, Development and Engineering
The Company’s research, development and engineering programs are focused on new product development, enhancements to current products, quality improvements and material cost reductions across its product lines. Its efforts are market driven, with the sales team identifying and defining market requirements and trends and its engineering and new-product development groups reviewing existing power system portfolios and developing new solutions that build upon the technology within that portfolio.
The Company’s product and application development engineering teams include in-house mechanical and electrical engineering functions. Internal resources are supplemented with engineering outsourcing relationships for design, development and product testing. In addition to these engineering outsourcing relationships, the Company benefits from the design, development and testing capabilities of its supplier base. The Company staffs its engineering support activities associated with released product and component sourcing programs with dedicated internal engineering personnel.
Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, information technology and administrative expenses and are expensed, net of contract reimbursements, when incurred. From time to time, the Company enters into agreements with its customers to fund a portion of the research, development and engineering costs of a particular project. These reimbursements are accounted for as a reduction of the related research, development and engineering expenditure. The Company's research, development and engineering expenditures for 2017, 2016, 2015 and 2014 were $19.9 million, $19.0 million, $23.6 million and $19.3 million, respectively.
Supplier Relationships
In addition to producing its own engines, the Company has established relationships with its suppliers for certain engines that are integrated into its comprehensive power systems, the most significant of which are Doosan Infracore Co., Ltd., a subsidiary of Doosan Group, Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co., Ltd. (“SAME”), General Motors Company (“GM”) and Weichai. The Company also sources other power system components and coordinates design efforts with third-party suppliers for some of its key components. In general, the prices at which the Company purchases engines, components and other raw materials are based on market factors, including the prices offered by other suppliers operating in the same market and the prevailing market prices of raw materials.
The Company aggregates product sourcing efforts across its large and diverse OEM customer base and across industry categories, capitalizing on volume, economies of scale and global supply opportunities. The Company's customers benefit from the aggregation of its global sourcing, procurement, and assembly and services, obtaining cost benefits that they might not obtain if they were to rely on their own internal resources, capabilities and more limited demand requirements. Through this process, customers are able to streamline their supply base by consolidating procurement and assembly efforts down to a single part number product supplied by the Company. The Company delivers this assembly to its customer’s production line ready to install into the customers' product.
Product Support
The Company's dedicated team of product and application engineers enables it to deliver high-quality, responsive technical support to its OEM and end-user customers. The Company provides technical support and training to its customers, including in-plant training and support through web- and phone-based field service. The Company further supports its customers by engaging regional providers to perform warranty services and offer support for its power systems. The Company also leverages its existing service and dealer network to provide service and support functions for its power systems sold to OEM customers on a case-by-case basis.
Backlog
Backlog generally is not considered a significant factor in the Company's business.
Employees
As of December 31, 2017, the Company's workforce consisted of approximately 1,000 full-time employees. None of the members of the Company's workforce are represented by a union or covered by a collective bargaining agreement.
Impact of Government Regulation
The Company’s power systems are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing exhaust emissions, evaporative emissions, greenhouse gas (“GHG”) emissions and noise. The Company's power systems are subject to compliance with regulatory standards imposed by the EPA, state regulatory agencies in the United States, including the CARB, and other regulatory agencies around the world, such as the MEE. Since its engines are sold into both off-road and on-road markets, the Company must ensure certification to the specific regulations within the applicable statutory segment. For products sold into the U.S. market, both EPA and CARB have imposed specific regulations on engines used in both off-road equipment and on-road vehicles. These regulations generally serve to restrict exhaust emissions, with a primary focus on oxides of nitrogen, hydrocarbons and carbon monoxide. Exhaust emission regulations for engines used in off-highway industrial and power generation equipment vary based upon the use of the equipment into which the engine is incorporated (such as stationary power generation or mobile off-highway industrial equipment) and the type of fuel used to drive the power system. Similarly, on-road regulations from the EPA and CARB focus on the same exhaust constituents as well as sophisticated requirements to meet on-board diagnostic (“OBD”) system regulations. Emissions of GHGs such as carbon dioxide (“CO2”), methane and nitrogen dioxide (“NO2”) are also regulated, with more stringent regulatory requirements starting in 2021. The Company continues to make significant investments into the necessary intellectual property that supports full compliance of the Company's engines now and into the foreseeable future.
The first EPA emissions regulations adopted for diesel engines, known as Tier 1, applied to diesel engines used in mobile off-highway applications in the U.S., and similar standards for diesel engines, known as Stage I regulations, were implemented thereafter in the EU. The EPA and applicable agencies in the EU have continued to develop emissions regulations for diesel engines in the U.S. and the EU, respectively, and have adopted more restrictive standards. The current diesel engine emission requirements in the U.S are known as Tier 4 and are applicable to off-road diesel engines used in industrial equipment. Similarly, the EU has adopted more restrictive standards under its Stage V regulations. Tier 4 and Stage V regulations call for reductions in levels of particulate matter and oxides of nitrogen.
The Company’s entry into the transportation end market began in 2013 with the development of its 8.8L power systems targeted for 2015 regulatory standards. In 2014, the EPA and CARB certified the Company's new engine as a Model Year 2015 product for liquid propane gas (“LPG”) and compressed natural gas (“CNG”) fuels, and in 2015 the Company launched its first propane-fueled engine for on-road applications. To assist the adoption of alternative-fueled vehicles in the marketplace, the EPA and CARB granted alternative-fueled engines an exemption from OBD regulations until 2018 (CARB)/2019 (EPA). The Company has leveraged this exemption on its 8.8L certifications to date. Gasoline engines are not exempt from OBD regulations, therefore, in 2017, the Company achieved full OBD certification for its 2018 and beyond gasoline 6.0L and 8.8L products. The knowledge gained from this gasoline OBD development is being applied to the Company’s alternative-fueled engines for 2019 after all OBD exemptions end as of December 31, 2018. In 2016, the EPA launched new Phase 1 GHG emission regulations. Currently, the Company believes it is exempt from Phase 1 GHG regulations. Starting in 2021, new EPA Phase 2 GHG regulations will start and the Company’s engines will need to meet Phase 2 GHG standards.
The initial and ongoing certification requirements vary by power system application and market segment. Each application must undergo a series of rigorous and demanding tests to demonstrate compliance with regulatory standards, including useful life, zero hours and durability testing. Once a power system is certified, regulatory agencies impose ongoing compliance requirements, which include testing newly produced power systems on a regular quarterly schedule to ensure ongoing compliance with applicable regulations. In addition, there are field audit requirements, which require the removal of power systems from service at specified stages of their useful lives to perform confirmatory exhaust emissions testing and/or OBD system audits and testing. All of the Company’s emission-certified power systems meet existing exhaust emission standards of the EPA and CARB. Failure to comply with these standards could result in adverse effects on the Company's future financial results.
Item 1A.    Risk Factors.
The Company’s business and results of operations are subject to various risks, including those listed below, many of which are not within the Company's control, which may cause actual financial performance to differ materially from historical or projected future performance. These factors are not necessarily listed in order of importance. New risks may emerge at any time, and the Company cannot predict those risks or estimate the extent to which they may affect its results of operations.
Risks Related to the Company's Restatement
The Company is the subject of a formal investigation by the SEC and a parallel criminal investigation by the USAO. Any adverse outcome of these continuing investigations could have a material adverse effect on the Company.
While the Company is fully cooperating with the SEC and the USAO in their investigations, it cannot predict when these investigations will be completed or the outcome and potential impact of such investigations. Such investigations could have a material adverse effect on the Company, the trading prices of its securities and its ability to raise additional capital. If the SEC or the USAO determines that the Company violated federal securities or other laws and institutes civil enforcement or criminal proceedings, the Company may face civil or criminal sanctions, including, but not limited to, criminal or civil charges, fines, other monetary penalties, injunctive relief and compliance conditions imposed by a court or by agreement, which may have a material adverse effect on the financial condition or results of operations of the Company.
The restatement of the Company's previously issued consolidated financial statements and the delay in the Company's filing of 2016, 2017 and 2018 consolidated financial statements has resulted in ongoing shareholder lawsuits that could incur a significant liability.
The Company has been, and continues to be, subject to various shareholder lawsuits arising from matters related to the errors identified in the restatement of its previously issued financial statements. The Company may encounter additional such lawsuits. The Company has devoted and may be required to continue to devote significant time, attention and resources to these matters, and the outcome of these lawsuits cannot be predicted. Substantial damages or other monetary remedies assessed against the Company could have a material adverse effect on its business, financial condition, results of operations and cash flows. See Note 10. Commitments and Contingencies, included in Part II, Item 8. Financial Statements and Supplementary Data, for additional information regarding these matters.
Limitations of the Company’s Directors and Officers liability insurance and potential indemnification obligations could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
Under its bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former Officers and Directors. Based on cumulative legal fees incurred and probable legal settlements, at May 3, 2019, the Company estimates that it has approximately $9 million of remaining availability under its primary Directors and Officers insurance coverage of $30 million. The failure of the Company’s existing directors and officers liability insurance policies to cover expenses incurred or liabilities that may be imposed in connection with actions against certain of the Company's past and present Directors and Officers who are entitled to indemnification may require the Company to fund such expenses with its existing cash resources, which, if significant, may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
As a result of the Company’s delayed filings, NASDAQ delisted the Company’s Common Stock in April 2017. The continued delisting of its Common Stock could have a material adverse effect on the Company.
The failure to timely file its periodic reports with the SEC, commencing with the second quarter 2016 Form 10-Q, resulted in the Company not being in compliance with NASDAQ Listing Rule 5250(c)(1), which commands listed companies to timely file all required periodic financial reports with the SEC, and triggered the delisting of the Company's Common Stock. The Company's delisting and potential inability to remediate failures to comply with applicable NASDAQ rules to be relisted could have a material adverse effect on the Company by, among other things, reducing:

•	The liquidity of its Common Stock;

•	The market price of its Common Stock;

•	The number of institutional and other investors that will consider investing in its Common Stock;

•	The number of market makers in its Common Stock;

•	The availability of information concerning the trading prices and volume of its Common Stock;

•	The number of broker-dealers willing to execute trades in shares of its Common Stock;

•	The Company's ability to obtain equity financing for the continuation of its operations;

•	The Company's ability to use its equity as consideration in any merger transaction; and

•	The effectiveness of equity-based compensation plans for its employees used to attract and retain individuals important to the Company's operations.
The Company has identified material weaknesses in its internal control over financial reporting that have not been fully remediated. If its remediation measures are insufficient to address the material weaknesses, or if the Company otherwise fails to establish and maintain an effective system of internal control over financial reporting, it may not be able to accurately report financial results, timely file periodic reports, maintain its reporting status or prevent fraud.
In connection with the Company's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2017, the Company concluded that there were material weaknesses in its internal control over financial reporting. See Item 9A. Controls and Procedures, included in Part II, for additional information regarding these matters.
The Company's management may identify other material weaknesses in its internal control over financial reporting in the future. The existence of internal control material weaknesses could harm its business, the market price of its Common Stock and its ability to retain the Company's current, or obtain new, lenders, suppliers, key employees, and alliance and strategic partners. In addition, the existence of material weaknesses in the Company's internal control over financial reporting may affect its ability to timely file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The inability to timely file periodic reports could result in the SEC revoking the registration of the Company's Common Stock, which would prohibit the Company from seeking to re-list the Company's stock on the NASDAQ or any other stock exchange.
The Company has incurred significant costs in connection with the restatement of previously issued consolidated financial statements and will continue to incur significant costs to remediate its failure to timely file its periodic reports and related material weaknesses in internal control.
The Company has incurred, and will continue to incur, significant expenses, including audit, legal, consulting and other professional fees, and lender and noteholder consent fees, related to the restatement of its previously issued consolidated financial statements and the ongoing remediation of material weaknesses in its internal control over financial reporting. The Company has taken a number of actions, including adding significant internal resources and implementing a number of additional procedures and controls, in order to strengthen its accounting function and reduce the risk of future material misstatements in its financial statements. To the extent that these actions are not successful, the Company may be forced to incur additional time and expense, which could have a material adverse affect on its results of operations.
The Company's historical failure to timely file its periodic reports with the SEC could materially and adversely affect its prospective results of operations and may limit it from accessing the public or capital markets to raise debt or equity capital, which may limit the Company's ability to access debt capital financing, which in turn may limit its ability to pursue one of its potential strategies.
Any failure to make timely filings of one or more future periodic reports could result in further defaults and breaches and further negatively impact the Company’s creditworthiness, each of which could have an adverse impact on its ability to obtain financing in the future, the cost of future financings and its results of operations.
Any failure by the Company to make timely filings with the SEC or other failure to remain compliant with reporting requirements of the SEC may inhibit its ability to access the public or capital markets to raise debt or equity capital. The inability to access capital may limit the Company’s options to finance its business and may substantially limit its ability to finance potential acquisitions or other strategies. As needs arise, the Company may seek additional borrowings or alternative sources of financing; however, difficulties in borrowing capital or raising financing could have a material adverse effect on its operations, planned capital expenditures and ability to fund further growth.
Risks Related to the Company's Business and Industry
The Company's management has concluded as of and for the fiscal year ended December 31, 2017 that, due to uncertainty surrounding the Company’s ability to amend or refinance its current debt agreements and uncertainty as to whether it will have sufficient liquidity to fund its business activities, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern. Its ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Wells Fargo Credit Agreement (the “Wells Fargo Credit Agreement”) with Wells Fargo Bank N.A. (“Wells Fargo”) and the Unsecured Senior Notes (the “Unsecured Senior Notes”), and refinancing or repaying the indebtedness outstanding under those agreements. The current Wells Fargo Credit Agreement maturity date is the earlier of March 31, 2021, or 60 days prior to the final maturity of the Unsecured Senior Notes, which currently mature on January 1, 2020, resulting in a current maturity date of November 2, 2019 for the Wells Fargo Credit Agreement.
As noted above, the Company will need to refinance, extend the maturity of or repay the indebtedness outstanding under the Unsecured Senior Notes no later than November 1, 2019 to avoid acceleration of the Wells Fargo Credit Agreement. There can be no assurance that it will be able to effect a financing on acceptable terms or repay this outstanding indebtedness, when required or if at all. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
Furthermore, if the Company cannot raise capital on acceptable terms, it may not, among other things, be able to:

•	Continue to expand the Company's research and product investments and sales and marketing organization;

•	Expand operations both organically and through acquisitions; and

•	Respond to competitive pressures or unanticipated working capital requirements.
The Company has experienced net losses in recent fiscal years and may continue to experience net losses.
The Company has experienced substantial net losses in fiscal years 2016 and 2017 and expects to continue to report significant net losses for fiscal year 2018. The net losses are principally attributable to lower gross margins resulting from manufacturing productivity challenges, failure to pass cost increases on to customers through pricing actions and significant unrecovered costs associated with the transportation product line, along with a noncash valuation loss associated with the issuance of the Weichai Warrant, a substantial increase in legal and professional expenses associated with efforts to restate the Company’s financial statements, respond to the government investigations and defend the lawsuits related to the restatements, high outstanding debt, borrowing costs and loss on the extinguishing of debt. The Company expects that many of these costs will remain significant in future periods. Continued losses could reduce cash available from operations to service or refinance the Company's indebtedness as necessary, as well as limit the Company’s ability to finance future growth in its business and implement its strategies.
The Company has a significant amount of indebtedness and is highly leveraged. Its existing debt or any potential new debt could adversely affect its business and growth prospects.
As of March 31, 2019, the Company's total debt obligations under the Wells Fargo Credit Agreement and the Unsecured Senior Notes were approximately $112 million, with available borrowing capacity of approximately $6 million under the Wells Fargo Credit Agreement. The Company has a significant amount of indebtedness and is highly leveraged. The Company’s debt arrangements contain and may contain in the future certain requirements, including specific financial and other covenants or restrictions. The failure or the inability to meet such obligations under existing debt or any new debt could materially and adversely affect the Company’s business and financial condition. In addition, the Company's debt obligations could make it more vulnerable to adverse economic and industry conditions and could limit its flexibility in planning for or reacting to changes in its business and the industries in which it operates. The Company’s indebtedness and the cash flow needed to satisfy its debt obligations and the covenants contained in current and potential future debt agreements could have important consequences, including the following:

•	Limiting funds available for borrowing through the imposition of availability blocks;

•
Limiting funds otherwise available for financing capital expenditures by requiring dedication of a portion of cash flows from operating activities to the repayment of debt and the interest on such debt;

•	Limiting the ability to incur additional indebtedness;

•	Limiting the ability to capitalize on significant business opportunities, including mergers, acquisitions and other strategic transactions;

•	Making the Company more vulnerable to rising interest rates or higher interest rates; and

•	Making the Company more vulnerable in the event of a downturn in its business.
The Company’s current debt arrangements place limitations on its ability to make acquisitions and restrict its ability to incur additional indebtedness. Any failure by the Company to comply with the financial covenants set forth in its current credit agreements in the future, if not cured or waived, could result in the acceleration of debt maturities or prevent the Company from accessing availability under its credit facility. If the maturity of the indebtedness is accelerated, the Company may not have sufficient cash resources, or have the ability to obtain financing through alternative resources, to satisfy its debt obligations, and the Company may not be able to continue as a going concern.
The introduction of new products, including new engines that the Company develops, and the continued expansion of products in the energy and transportation markets may not succeed or achieve widespread acceptance.
The Company’s growth depends on its ability to develop and/or acquire new products and/or refine existing products and power system technology, to complement and enhance the breadth of its power system offerings with respect to engine class and the OEM market categories into which the Company supplies its products. The Company will generally seek to develop or acquire new products, or enhance existing products and power system technology, if it believes such acquisitions or enhancements will provide significant additional sales and favorable profit margins. However, the Company cannot know beforehand whether any new or enhanced products will successfully penetrate target markets. There can be no assurance that newly developed or acquired products will perform as well as the Company expects, or that such products will gain widespread adoption among the Company's customers.
Additionally, there are greater design and operational risks associated with new products. The inability of the Company’s suppliers to produce technologically sophisticated components for new engines and power systems, the discovery of any product or process defects or failures associated with production of any new products, and any related product returns could each have a material adverse effect on the Company’s business and its results of operations. If new products that the Company expends significant resources to develop or acquire are not successful, or do not achieve the required production volume and scale, its business could be adversely affected.
The Company’s strategy includes production of in-house developed and manufactured engines used by OEM customers, including large transportation OEMs. The costs and regulations involved with developing and certifying an engine for transportation applications are significant and may be higher and more stringent than expected. Additionally, the stresses and demands on engines and power systems used for transportation applications could result in unexpected issues. The discovery of any significant problems with these engines could result in recall campaigns, increased warranty costs, potential product liability claims, and reputational and brand risks. Sales of the Company’s internally developed engines could lead to significantly higher warranty costs to service these engines if they do not perform to expectations.
The Company could incur restructuring and impairment charges as it evaluates its portfolio of assets and identifies opportunities to restructure its business in an effort to optimize its cost structure.
The Company continuously evaluates its portfolio of assets and its operational structure in an effort to identify opportunities to optimize its cost structure. These actions could result in restructuring and related charges, including but not limited to asset impairments and employee termination costs, any of which could be significant and could adversely affect the Company's results of operations.
The Company has substantial amounts of long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions, requires significant judgment. Declines in profitability due to changes in volume, market pricing, cost or the business environment could result in charges that could have an adverse effect on the Company's results of operations.
The Company is dependent on third-party suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could result in supply shortages.
The Company sources engines, components and replacement parts used in the assembly of its power systems and aftermarket sales from various third-party suppliers. Much of the technology incorporated into the components that the Company sources from a limited number of suppliers is technologically sophisticated, and the Company does not believe that its competitors have access to some of this sophisticated technology. The Company’s business could be harmed by adverse changes in its relationships with these component suppliers, or if its competitors gain access to such technology. The viability of certain key third-party suppliers, or the exiting by certain suppliers of certain business lines, could require the Company to find other suppliers for materials or components. Some components cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the components or materials. Any extended delay in receiving engines or other critical components, or the inability of third-party suppliers to meet the Company’s quality, quantity or cost requirements, could impair or prohibit the Company's ability to deliver products to its OEM customers.
The Company may be impacted by volatility of oil and gas prices and/or fuel price differentials.
The prices of various fuel alternatives are subject to fluctuation, based upon many factors, including changes in resource base, pipeline transportation capacity for natural gas, refining capacity for crude oil, and government excise and fuel tax policies. The price differential among various fuel alternatives can impact OEMs and their decisions on which, if any, power systems they purchase from the Company. Furthermore, if OEMs do decide to purchase the Company’s power systems, relative fuel prices may affect which power systems they purchase, and the margins can vary significantly among the Company’s various power systems.
The Company may be affected by the price of oil and gas. For example, when the price of oil declines, oil becomes a more favorable source of fuel in the short term, and alternative fuel and energy producers suffer as a result. This, as with any commodity, volatility will occur from time to time and may adversely affect the Company’s business.
Also, certain of the Company’s products are used in the oil and gas industry, primarily in support of operating wells. At times of severely depressed energy prices, oil and gas producers have curtailed capital expenditures, sometimes sharply. In addition, oil and gas producers may cease or suspend production at well sites that have or are likely to become unprofitable. As a result, sales of the Company’s products could be severely impacted during periods of a prolonged depression in energy prices, which could have a material adverse effect on the Company's results of operations.

The Company is exposed to political, economic and other risks, in addition to various laws and regulations that arise from operating a multinational business.
The Company sells products internationally and sources a significant amount of materials from foreign suppliers. Accordingly, the Company is subject to the political, economic and other risks that are inherent in operating a multinational company, including risks related to the following:

•	General economic conditions;

•	The imposition of tariffs and other import or export barriers;

•	The imposition of foreign withholding taxes on the remittance of foreign earnings to the U.S.;

•	Compliance with regulations governing import and export activities;

•	Import and export duties and restrictions;

•	Currency fluctuations and exchange restrictions;

•	Transportation delays and interruptions;

•	Potentially adverse income tax consequences;

•	Political and economic instability;

•	Terrorist activities;

•	Labor unrest;

•	Natural disasters; and

•	Public health concerns.
Any of these factors could have a material adverse effect on the Company’s business and results of operations.
Also, the Company is subject to, and may become subject to, various state, federal and international laws and regulations governing its business, environmental, labor, trade and tax practices. These laws and regulations, particularly those applicable to the Company's international operations, are or may be complex, extensive and subject to change. The Company needs to ensure that it and its OEM customers and suppliers timely comply with such laws and regulations, which may result in increased operating costs. Other legislation has been, and may in the future be, enacted in other locations in which the Company manufactures or sells its products. If the Company or its component suppliers fail to timely comply with applicable legislation, its customers may refuse to purchase its products, or it may face increased operating costs as a result of taxes, fines or penalties. In connection with complying with such environmental laws and regulations as well as with industry environmental initiatives, the standards of business conduct required by some of its customers and its commitment to sound corporate citizenship in all aspects of its business, the Company could incur substantial compliance and operating costs and be subject to disruptions to its operations and logistics. In addition, if the Company were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, it could be subject to governmental fines, liability to its customers and damage to its reputation and corporate brand, any of which could cause its financial condition or results of operations to suffer.
Lastly, the Company’s overseas sales are subject to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act (“FCPA”) and comparable foreign laws and regulations, which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Safeguards that the Company implements to discourage these practices could prove to be ineffective, and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against the Company, including class action lawsuits and enforcement actions from the SEC, the USAO and overseas regulators. Any of these factors, or any other international factors, could impair the Company’s ability to effectively sell its power systems, or other products or services that it may develop, outside of the United States.
The Company utilizes a global supply chain to source products, including engines, components and materials, which may subject it to tariffs, including U.S. tariffs imposed on imports from China. The Company also sells its products on a global basis, and therefore its sales could be impacted by the imposition of tariffs.
Several of the Company’s products are sourced internationally, including from China, where the United States has imposed tariffs on specified products imported from China following the U.S. Trade Representative (“USTR”) Section 301 investigation. These tariffs have an impact on the Company’s material costs and have the potential to have an even greater impact, depending on the outcome of current trade negotiations, which have been protracted and recently resulted in increases in U.S. tariff rates on specified products imported from China. The Company is evaluating U.S. government policy, which is subject to change in the current negotiating environment, pricing, its supply chain and its operational strategies to mitigate the impact of these tariffs; however, there can be no assurances that any mitigation strategies employed will remain available under government policy or that the Company will be able to offset tariff-related costs or maintain competitive pricing of its products. Further, the imposition of tariffs on imports from China has the potential to materially and adversely impact the Company’s sales if there is a reduction in customer demand resulting from increases in prices by parties that incur the tariffs. Any material reduction in sales may have a material adverse effect on the Company’s results of operations.

The Company and its products are subject to numerous environmental and regulatory policies, including emission and fuel economy rules.
The Company’s business is affected by government environmental policies, mandates and regulations around the world, most significantly with respect to emission standards in the United States. Examples of such regulations include those that (i) restrict the sale of power systems that do not meet emission standards and (ii) impose penalties on sellers of noncompliant power systems.
The Company generally must obtain product certification from both the EPA and the CARB to sell its products in the United States. The Company may attempt to expand sales of its certified power systems to OEMs that sell their products in other countries, which may also have stringent emissions requirements. Accordingly, future sales of the Company’s products will depend upon its products being certified to meet the existing and future air quality and energy standards imposed by the relevant regulatory agencies. While the Company incurs significant research and development costs to ensure that its products comply with emission standards and meet certification requirements in the regions in which its products are sold, the Company cannot provide assurance that its products will continue to meet those standards. The failure to comply with certification requirements would not only adversely affect future sales but could result in the recall of products or the imposition of civil or criminal penalties.
The adoption of new, more stringent and burdensome government emissions regulations, whether at the foreign, federal, state or local level, in markets in which the Company supplies power systems may require modification of emission certification and other manufacturing processes for its power systems. The Company might incur additional and/or unanticipated expenses in meeting future compliance requirements, and it may be required to increase its research and product development expenditures. Increases in such costs and expenses could necessitate increases in the prices the Company charges for its power systems, which could adversely affect demand for such power systems. There are no assurances that the Company will have adequate financial or technical resources in the future to maintain compliance with government emissions standards.
The Company’s products currently qualify for an exemption for Phase I Greenhouse Gas Emissions under Title 40 of the Code of Federal Regulation Section 1036.150(d), but they could become subject to additional emissions regulations under the EPA if its headcount exceeds threshold amounts codified under federal regulations in the U.S. Failure to qualify for this exemption could have a material adverse effect on the Company’s ability to sell products to some of its largest customers. While the Company is aware of and planning to comply with such regulations, should the regulations change or if the exemption is no longer available, the cost and development of compliance could adversely affect the Company’s results of operations.
The Company is subject to price increases in some of the key components in its power systems.
The prices of some of the key components of the Company’s power systems are subject to fluctuation due to market forces, including changes in the costs of raw materials incorporated into these components. Such price increases occur from time to time due to spot shortages of commodities, increases in labor costs or longer-term shortages due to market forces. In particular, the prices of certain precious metals used in emissions-control systems fluctuate frequently and often significantly. Substantial increases in the prices of raw materials used in components that the Company sources from suppliers may result in increased prices charged by suppliers. If the Company incurs price increases from suppliers for key components in its power systems, production costs will increase, and given competitive market conditions, the Company may not be able to pass all or any of those cost increases on to OEM customers in the form of higher sales prices. To the extent that its competitors do not suffer comparable component cost increases, the Company may have even greater difficulty passing along price increases, and the Company's competitive position may be harmed. As a result, increases in costs of key components may adversely affect the Company’s margins and otherwise adversely affect its results of operations.
The market for alternative-fueled spark-ignited power systems may not continue to develop as expected.
The continued growth of the market for efficient alternative-fueled spark-ignited power systems, including natural gas, propane and gasoline, is a key tenet of the Company's growth strategy. The impact of new diesel emission regulations is expected to increase the cost and complexity of diesel power systems, but this may not materialize to the expected extent or at all. Also, customers, or potential customers, may not substitute natural gas-, propane- and gasoline-powered power systems for diesel power systems in response to these regulations. In addition, to the extent that diesel power system manufacturers develop the ability to design and produce emission-compliant diesel power systems that are more competitive than the Company’s alternative-fueled power systems, customers and potential customers may be less likely to substitute alternative-fueled power systems for diesel power systems. Furthermore, if alternative-fueled power systems are substituted for diesel power systems, there can be no assurance that the Company’s power systems would capture any portion of the potential market increase. If the industrial OEM market generally, or more specifically any of the OEM categories that represent a significant portion of the Company’s business or in which it anticipates significant growth opportunities for its power systems, fails to develop or develops more slowly than the Company anticipates, its business could be materially adversely affected.

Many of the Company’s power systems involve long and variable design and sales cycles.
The design and sales cycle for customized power systems, from initial contact with potential OEM customers to the commencement of shipments, may be lengthy. Customers generally consider a wide range of solutions before making a decision to purchase power systems. Before an OEM commits to purchase power systems, they often require a significant technical review, assessment of competitive products and approval at a number of management levels within their organization. During the time the Company’s customers are evaluating its products, the Company may incur substantial sales and marketing, engineering, and research and development expenses to customize the power systems to the customer’s needs.
Failure to keep pace with technological developments may adversely affect the Company's operations.
The Company is engaged in an industry that will be affected by future technological developments. The Company’s success will depend upon its ability to develop and introduce, on a timely and cost-effective basis, new products, applications and processes that keep pace with technological developments and address increasingly sophisticated customer requirements. The Company may not be successful in identifying, developing and marketing new products, applications and processes, and product or process enhancements. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of product or process enhancements or new products, applications or processes. The Company’s products, applications or processes may not adequately meet the requirements of the marketplace and achieve market acceptance. If the Company were to incur delays in developing new products, applications or processes, or product or process enhancements, or if its products do not gain market acceptance, its results of operations could be materially adversely affected.
The Company currently faces, and will continue to face, significant competition.
The market for the Company’s products and related services is highly competitive, subject to rapid change and sensitive to new-product and service introductions and changes in technical requirements. New developments in power system technology may negatively affect the development or sale of some or all of the Company's power systems or make them uncompetitive or obsolete. Other companies, some of which have longer operating histories, greater name recognition and significantly greater financial and marketing resources than the Company, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, certain of the Company's products and power system technologies. If the markets for its products grow as the Company anticipates, competition may intensify, as existing and new competitors identify opportunities in such markets.
The Company faces competition from companies that employ current power system technologies, and it may face competition in the future from additional companies as new power system technologies are adopted. Among the Company’s competitors are fuel system providers such as Westport Fuel System Inc. and Woodward Inc., which supply engines and engine system components to the OEM marketplace. Additionally, the Company may face competition from companies developing technologies such as cleaner diesel engines, biodiesel, fuel cells, advanced batteries and hybrid battery/internal combustion power systems. The Company may not be able to incorporate such technologies into its product offerings, or it may be required to devote substantial resources to do so. The success of its business depends in large part on its ability to provide single assembly, integrated, comprehensive, technologically sophisticated power systems to its customers. The development or enhancement by its competitors of similar capabilities could adversely affect the Company’s business.
The Company could suffer warranty claims or be subject to product liability claims, both of which could materially adversely affect its business.
The Company's power systems are sophisticated and complex, and the success of the power systems is dependent, in part, upon the quality and performance of key components, such as engines, fuel systems, generators, breakers, and complex electrical components and associated software. From time to time, the Company may incur liabilities for warranty claims as a result of defective products or components, including claims arising from defective products or components provided by its suppliers that are integrated into its power systems.
The provisions the Company makes for warranty accrual may not be sufficient, or it may be unable to rely on a warranty provided by a third-party manufacturer, and the Company may recognize additional expenses as a result of warranty claims in excess of its current expectations. Such warranty claims may necessitate a redesign, re-specification, a change in manufacturing processes and/or a recall of its power systems, which could have an adverse impact on the Company’s financial condition and results of operations and on existing or future sales of its power systems and other products. Even in the absence of any warranty claims, a product deficiency such as a manufacturing defect or a safety issue may necessitate a product recall, which could have an adverse impact on the Company's financial condition and results of operations and on existing or future sales.
The Company is exposed to potential product liability claims that are inherent to natural gas, propane, gasoline and diesel and products that use these fuels. Natural gas, propane, diesel and gasoline are flammable and are potentially dangerous products. Any accidents involving the Company’s power systems could materially impede widespread market acceptance and demand for its power systems. In addition, the Company may be subject to a claim by end-users of its OEM customers’ products or others alleging that they have suffered property damage, personal injury or death because its power systems or the products of its customers into which its power systems are integrated did not perform adequately. Such a claim could be made whether or not the Company’s power systems perform adequately under the circumstances. From time to time, the Company may be subject to product liability claims in the ordinary course of business, and it carries a limited amount of product liability insurance for this purpose. However, current insurance policies may not provide sufficient or any coverage for such claims, and the Company cannot predict whether it will be able to maintain insurance coverage on commercially acceptable terms.
The Company’s OEM customers may not continue to outsource their power system needs.
The purchasers of the Company’s power systems are OEMs that manufacture a wide range of applications and equipment that includes material handling (e.g., forklifts), agricultural and turf pumps and irrigation, compressors, utility vehicles, light- and medium-duty vocational trucks, school and transit buses, standby and prime power generation, demand response, microgrid, combined heat and power, and utility power. As a result of the significant resources and expertise required to develop and manufacture emission-certified power systems, certain of these customers have historically chosen to outsource production of power systems to the Company. To a significant extent, the Company depends on OEMs continuing to outsource design and production of power systems, power system components and subsystems. OEM customers may not continue to outsource as much or any of their power system production in the future. Increased levels of OEM vertical integration could result from a number of factors, such as shifts in the Company’s customers’ business strategies, acquisition by a customer of a power system manufacturer or the emergence of low-cost production opportunities in foreign countries. Any number of these factors could have an adverse impact on the Company’s business.
The Company could fail to adequately protect its intellectual property rights or could face claims of intellectual property infringement by third parties.
The Company believes that the success of its business depends, in substantial part, upon its proprietary technology, information, processes and know-how. The Company does not own any material patents and relies on a combination of trademark and trade secret laws, along with confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, existing laws afford only limited protection, and the Company's actions may be inadequate to protect its rights or to prevent others from claiming violations of their proprietary rights. In addition, the laws of some foreign countries may not protect the Company's proprietary rights as fully or in the same manner as the laws of the United States. The unauthorized use of the Company's intellectual property rights and proprietary technology by others could materially harm its business.
In addition, the Company cannot be certain that its products, services and power system technologies, including any intellectual property licensed from third parties for use therein or incorporated into components that it sources from its suppliers, do not, or in the future will not, infringe or otherwise violate the intellectual property rights of third parties. The Company may in the future be subject to infringement claims that may result in litigation. Successful infringement claims against the Company could result in substantial monetary liability, require it to enter into royalty or licensing arrangements, or otherwise materially disrupt the conduct of its business. In addition, even if the Company prevails in the defense of any such claims, any such litigation could be time-consuming and expensive to defend or settle and could materially adversely affect its business.
The Company is exposed to, and may be adversely affected by, potential security breaches or other disruptions to its information technology systems and data security.
The Company relies on its information technology systems and networks in connection with many of its business activities. The Company’s operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to its business, customers, dealers, suppliers, employees and other sensitive matters. Cyber incidents could materially disrupt operational systems, result in loss of trade secrets or other proprietary or competitively sensitive information, compromise personally identifiable information regarding customers or employees, and jeopardize the security of the Company’s facilities. A cyber incident could be caused by malicious outsiders using sophisticated methods to circumvent firewalls, encryption and other security defenses. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventive measures. Information technology security threats, including security breaches, computer malware and other cyber-attacks, are increasing in both frequency and sophistication and could create financial liability, subject the Company to legal or regulatory sanctions, or damage its reputation with customers, dealers, suppliers and other stakeholders. The Company continuously seeks to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on its reputation and results of operations.
Failure to attract and retain qualified personnel could affect the Company’s business results.
The Company’s success depends on its ability to attract, retain and motivate a highly skilled and diverse management team and workforce. Failure to ensure that the Company has the depth and breadth of personnel with the necessary skill set and experience could impede its ability to deliver growth objectives and execute its strategy. Competition for qualified employees among companies that rely heavily upon engineering and technology is at times intense, and the loss of qualified employees could hinder the Company's ability to conduct research activities successfully and develop marketable products. As the Company continues to expand, it will need to promote or hire additional staff, and it may be difficult to attract or retain such individuals as a result of increased compensation and benefit mandates without incurring significant additional costs.
Risks Related to Ownership of the Company's Stock
Ownership of the Company’s stock is concentrated among certain employees and Weichai, therefore limiting other stockholders' ability to influence corporate matters.
As of May 3, 2019, Weichai beneficially owned 51.5% of the Company’s outstanding shares of Common Stock. Additionally, Gary S. Winemaster, the Company's founder, former Chairman of the Board, Chief Executive Office and President and nonexecutive Chief Strategy Officer, beneficially owned approximately 16.1% of the Company's outstanding shares of Common Stock, and Kenneth J. Winemaster, the Company's Executive Vice President, beneficially owned approximately 9.7% of the Company's outstanding shares of Common Stock. Each of these stockholders, by virtue of their significant equity ownership in the Company, may be able to significantly influence all matters requiring stockholder approval, including the election and removal of Directors and any merger or other significant corporate transactions. The interests of these stockholders may not coincide with the interests of other stockholders. The concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. With the exercise of the Weichai Warrant, Weichai alone owns a majority of the outstanding shares of Common Stock and, therefore, it possesses voting control over the Company sufficient to prevent any change of control from occurring.
Weichai also maintains certain rights through its Investor Rights Agreement with the Company.
Weichai entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the SPA. The Rights Agreement provides Weichai with representation on the Company’s Board and management representation rights. Weichai currently has three representatives on the Board. According to the Rights Agreement, with Weichai exercising the Weichai Warrant and becoming the owner of 51.5% of the Company's outstanding shares of Common Stock calculated on a fully-diluted as-converted basis (excluding certain excepted issuances), the Company shall cause the appointment to the Board of an additional individual designated by Weichai, and Weichai shall thereafter have the right to nominate for election four Directors and any additional number of designees necessary to ensure that its designees constitute the majority of the Directors serving on the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e). With Weichai becoming a majority beneficial owner of the Company's outstanding shares of its Common Stock, Weichai will be able to exercise control over matters requiring stockholders' approval, including the election of the Directors, amendment of the Company's Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
A change in ownership or a failure to generate sufficient taxable income may limit the Company’s ability to use net operating loss (“NOL”) carryforwards to reduce future tax payments.
The Company has NOL carryforwards with which to offset its future taxable income for U.S. federal income tax reporting purposes. As of December 31, 2017, there was no annual limitation on the Company’s ability to use U.S. federal NOLs to reduce future income taxes. However, the Company may be subject to substantial annual limitations provided by the Internal Revenue Code (the “IRC”) if an “ownership change,” as defined in Section 382 of the IRC, occurs with respect to the Company’s capital stock. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership of the Company's total capital stock by more than 50 percentage points in a three-year period. If an ownership change occurs, the Company’s ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on (i) the fair market value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate plus (ii) under certain circumstances, realized built-in gains on certain assets held prior to the ownership change for the first five years after the ownership change. Although NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards for the remainder of the 20-year carryforward period and can be used to offset taxable income for years within the carryforward period subject to the limitation in each year, the use of the remaining NOLs for the loss year will be prohibited if the carryforward period for any loss year expires. If the Company should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carryforward periods, then it will lose the ability to apply the NOLs as offsets to future taxable income. Similar limitations also apply to certain U.S. federal tax credits. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4.0 million shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company’s Common Stock. The Company believes that this will constitute an “ownership change” as defined in Section 382 of the IRC and is currently quantifying the potential impact.

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
The Company's operations are located in 11 leased facilities in the United States, totaling approximately 1.0 million square feet of floor space. The Company's corporate headquarters is located in Wood Dale, Illinois, a suburb of Chicago.
The Company's primary manufacturing, assembly, engineering, research and development, sales and distribution facilities are located in suburban Chicago, Illinois, and Darien, Wisconsin.
The Company believes that all of its facilities have been adequately maintained, are in good operating condition and are suitable for its current needs. These facilities are expected to meet the Company's needs in the foreseeable future.

Item 3.	Legal Proceedings.
See Note 10. Commitments and Contingencies, included in Part II, Item 8. Financial Statements and Supplementary Data, for a discussion of legal proceedings, which are incorporated herein by reference.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's Common Stock traded on the NASDAQ under the symbol “PSIX” from May 28, 2013 through April 18, 2017. The Company's Common Stock was suspended from trading on NASDAQ effective at the open of business on April 19, 2017 (and subsequently delisted) and began trading through the facilities of the OTC Markets Group, Inc. on that date.
As of May 3, 2019, the last reported sale price for the Company's Common Stock, as reported by the OTC market, was $10.20 per share.
Dividend Policy
The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends is currently restricted by the Wells Fargo Credit Agreement and the indenture governing the Company's Unsecured Senior Notes. The Company intends to retain its future earnings to support operations and to finance expansion. See Liquidity and Capital Resources section, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding restrictions on the payment of dividends under the Company's credit facility and indenture.
Securities Authorized for Issuance under Compensation Plans
See Note 13. Stock-Based Compensation, included in Item 8. Financial Statements and Supplementary Data.
Issuer Purchases of Equity Securities
During 2017, 2016, 2015 and 2014, the Company did not repurchase any equity securities.
Item 6.    Selected Financial Data.
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and it is not required to provide the information under this item.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company's business and consolidated results of operations for the fiscal years ended December 31, 2017 and 2016, including discussions about management’s expectations for the Company's business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company's actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to the Company that may cause its results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company's consolidated financial statements and the related Notes included in this report. Management's Discussion and Analysis of Financial Condition and Results of Operations for 2015 and 2014 denoted below have been restated. For further discussion regarding the impact of the restatement on the Company's previously issued consolidated financial statements for 2015 and 2014, see Note 2. Restatement of Previously Issued Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data.
Executive Overview
The Company designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that run on a wide variety of fuels, including natural gas, propane, gasoline, diesel and biofuels, within the energy, industrial and transportation end markets with primary manufacturing, assembly, engineering, R&D, sales and distribution facilities located in suburban Chicago, Illinois, and Darien, Wisconsin. The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, such as the EPA, the CARB and the MEE.
The Company's products are primarily used by global OEM and end-user customers across a wide range of applications and equipment that includes standby and prime power generation, demand response, microgrid, combined heat and power, arbor care, material handling (including forklifts), agricultural and turf, construction, pumps and irrigation, compressors, utility vehicles, light- and medium-duty vocational trucks, school and transit buses, and utility power. The Company manages the business as a single reporting segment.

The Company has experienced major disruption and significantly declining operating results and financial condition since December 31, 2013. Among other factors, $87.3 million was spent for acquisitions that have not provided an overall acceptable return on investment, while weak internal control over financial reporting resulted in the Company's inability to file timely periodic financial reports with the SEC and the consequent financial costs to access borrowed capital. Financially these factors, along with the decline in oil and gas market conditions in 2016 and 2015, contributed to cumulative operating losses of $36.7 million, pretax losses of $66.4 million and net losses of $76.5 million for the years 2014 through 2017, reflecting both declining gross profit margins and higher costs for interest, financing and restatement-related activities. The Company's debt as a percentage of total capital has increased from 27% as of December 31, 2013, compared to 74% as of December 31, 2017. From June 28, 2016 to April 19, 2018, the Company paid $19.2 million to initiate and amend lending agreements and saw its interest rates incurred rise in line with its increasing financial leverage. As of December 31, 2017, the Company has incurred $16.8 million in audit, legal and consulting fees in connection with its internal review, restatement and related activities required to return the Company to full compliance with the SEC reporting obligations and to permit access to capital markets at more competitive costs.
Total net sales for 2017 increased 23% to $416.6 million from net sales of $339.5 million in 2016. The Company reported operating losses of $18.0 million in 2017, which included $19.0 million of restatement-related activities, professional services to evaluate strategic and financing options, and key employee retention related expenses. For 2016, the Company recognized an operating loss of $25.3 million, which included $4.1 million of restatement and professional services to evaluate strategic and financing options. There were no restatement-related expenses in 2015 or 2014.
Net sales by geographic area and by end market for 2017 are presented below:

Geographic Area	% of Total	End Market	% of Total
North America	86%	Industrial	46%
Pacific Rim	10%	Energy	38%
Europe	3%	Transportation	16%
Others	1%	Totals	100%
Total	100%

Weichai Transaction
In March 2017, the Company and Weichai entered into a number of transactions (see Note 3. Weichai Transactions, included in Item 8. Financial Statements and Supplementary Data, for additional information), including the issuance of Common and Preferred Stock and a stock purchase warrant to Weichai for aggregate proceeds of $60.0 million. The stock purchase warrant issued to Weichai was exercisable for any number of additional shares of Common Stock such that Weichai, upon exercise, would hold 51% of the Common Stock then outstanding, on terms and subject to adjustments as provided in the SPA. On April 23, 2019, Weichai exercised the Weichai Warrant and increased its ownership to 51.5% of the Company’s outstanding Common Stock.
Through the Weichai Transaction, the Company was also looking to expand its range of products and its presence in the Pacific Rim.
The Company and Weichai also executed the Collaboration Arrangement in order to achieve their respective objectives, enhance the cooperation alliance and share experiences, expertise and resources. Among other things, the Collaboration Arrangement established a joint steering committee, permitted Weichai to second a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Arrangement also provides for the steering committee to create various subcommittees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Arrangement has a term of three years. As of December 31, 2017, sales and purchases among the parties under the arrangement have been insignificant.
Financing and Capital Structure
The Company's capital structure (total debt plus equity) included the addition of significant levels of debt since December 31, 2013 primarily due to the direct and indirect impact of the Company's 2015 and 2014 acquisitions, which required initial capital of $87.3 million beyond the capital level as of December 31, 2013 of $65.5 million, coupled with the aforementioned operating losses. The Company experienced significant operating and financial disruption from these events. Borrowed capital under the Wells Fargo Credit Agreement was supplemented by the issuance of the Unsecured Senior Notes in April 2015. The Company's borrowed capital increased to $91.5 million as of December 31, 2017, compared to $17.9 million as of December 31, 2013. Significant operating losses since 2013 have caused stockholders' equity to decline to $32.2 million as of December 31, 2017 from $47.5 million as of December 31, 2013, despite the infusion of $60.0 million of cash from Weichai in 2017, including $38.7 million of equity.

The Wells Fargo Credit Agreement provided the Company with total borrowing capacity of $58.8 million and adjusted available borrowing capacity of approximately $13 million at December 31, 2017. The interest rate on the Unsecured Senior Notes is set to decline by 100 basis points upon the filing of this Form 10-K with the SEC.
Acquisitions
The Company completed the acquisitions of Powertrain Integration, LLC (“Powertrain”), Bi-Phase Technologies, LLC (“Bi-Phase”) and Buck’s Acquisition Company, LLC (“Buck's”) in 2015, and Professional Power Products (“3PI”) in 2014, for total consideration of $96.2 million, including contingent consideration of $12.6 million and fixed equity consideration of $5.1 million (see Note 5. Acquisitions, included in Item 8. Financial Statements and Supplementary Data).
The acquisition of Powertrain provided the Company with the opportunity to establish and strengthen relationships with key customers, including Freightliner Trucks, and solidified the Company’s transportation end market position, knowledge and experience. The Powertrain transaction positioned the Company as the only on-highway OEM integrator for GM Powertrain. The Company uses the Bi-Phase fuel-injection system on propane school buses, trucks and tractors, while the Buck's acquisition expanded the Company's existing customer base and enabled it to take advantage of economies of scale to further expand its product offering in the alternative-fueled engine markets. The 3PI acquisition extended the Company’s global reach, broadened its product offerings and customer base, and provided expanded opportunities to provide value-added power solutions fueled by diesel and natural-gas trends. The integration of these additions did, however, have the effect of adding to the disruption of operations and demands on management time beyond the impacts of the efforts to restate financial statements and address the SEC and the USAO investigations discussed below.
Restatement and Government Investigations
Since August 2016, the Company has experienced a substantial and disruptive diversion of management resources to address various accounting, financial reporting and financial issues. During that time, the Company determined that it was necessary to restate financial results for 2015 and 2014 as well as the first quarter of 2016 and, since then, has also focused on bringing current all of its SEC financial reporting requirements. Additionally, the SEC and the USAO are conducting investigations into the Company's financial reporting, revenue recognition practices and related conduct, as more fully described in the financial statement footnotes.
Previously reported stockholders’ equity balances as of December 31, 2015 and 2014 were reduced by $21.4 million and $4.3 million, respectively, as a result of the Company's restatement adjustments. The Company adjusted its December 31, 2013 stockholders' equity to recognize restated items related to prior periods, decreasing stockholders' equity by $2.9 million.
Due to the restatement adjustments in 2015, the Company's previously reported net income of $14.3 million declined by $17.2 million and became a net loss of $2.9 million. The previously reported net income of $23.7 million in 2014 was restated to $21.5 million.
Overall, the restatement reduced sales for 2015 and 2014 by $27.1 million and $0.4 million, respectively, and reduced pretax income by $26.5 million and $5.3 million, respectively. Furthermore, the process of restating, auditing and or re-auditing the consolidated financial statements through 2017 has required considerable efforts at a significant cost to the Company. Audit, restatement, strategic and financing options, and key employee retention related expenses, included in 2017 and 2016 operating results, were $19.0 million and $3.5 million, respectively.
Recent Trends and Business Outlook
The Company’s unaudited sales for the twelve months ended December 31, 2018 were approximately $500 million. The Company’s results of operations for the twelve months ended December 31, 2018 reflect increased sales across all of its end markets, with a majority of the improvement coming from transportation and energy, as compared to the same period in 2017. Results of operations for 2018 will be impacted by significant third-party professional fees related to, among other items: (i) ongoing efforts to restate prior-period financial statements, (ii) audit fees related to prior-period financial statement restatements, (iii) responding to the independent review and governmental investigations and (iv) internal control remediation efforts. The Company expects to continue to incur significant expenses for certain aforementioned matters and for product development activities in support of the Company’s long-term growth objectives.

Results of Operations
The table below sets forth the comparative financial data from 2014 to 2017:

(in thousands, except per share amounts)	For the Year Ended December 31,
	2017	2016	2015 (Restated)	2014 (Restated)

Net sales	$416,616	$339,465	$362,387	$347,580
Cost of sales	365,623	310,276	311,148	283,540
Gross profit	50,993	29,189	51,239	64,040
Gross margin %	12.2%	8.6%	14.1%	18.4%
Operating expenses:
Research, development and engineering expenses	19,944	18,961	23,574	19,305
Research, development and engineering expenses as a % of sales	4.8%	5.6%	6.5%	5.6%
Selling, general and administrative expenses	44,256	28,522	28,837	23,142
Selling, general and administrative expenses as a % of sales	10.6%	8.4%	8.0%	6.7%
Asset impairment charges	1	1,614	11,686	310
Amortization of intangible assets	4,838	5,716	4,582	1,013
Contingent consideration	—	(283)	(23)	(3,840)
Total operating expenses	69,039	54,530	68,656	39,930
Operating (loss) income	(18,046)	(25,341)	(17,417)	24,110
Other expense (income):
Interest expense	10,841	11,215	4,320	1,342
Loss (gain) from change in fair value of warrants	4,000	(1,413)	(9,300)	(6,170)
Loss on debt extinguishment and modifications	11,921	357	12	—
Other expense (income), net	2,361	359	144	(283)
Total other expense (income)	29,123	10,518	(4,824)	(5,111)
(Loss) income before income taxes	(47,169)	(35,859)	(12,593)	29,221
Income tax expense (benefit)	443	11,613	(9,702)	7,744
Net (loss) income	$(47,612)	$(47,472)	$(2,891)	$21,477
Deemed dividend on Series B preferred stock *	(37,860)	—	—	—
Net (loss) income available to common stockholders	$(85,472)	$(47,472)	$(2,891)	$21,477

(Loss) earnings per common share:
Basic	$(6.20)	$(4.34)	$(0.27)	$2.01
Diluted	$(6.20)	$(4.47)	$(1.11)	$1.38

*	See Note 3. Weichai Transactions for additional information.
Consolidated EBITDA and Adjusted EBITDA
In addition to the results provided in accordance with U.S. GAAP above, this report includes non-GAAP financial measures of the Company’s consolidated earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA. The Company is presenting EBITDA and Adjusted EBITDA so that both management and financial statement users can use these non-GAAP financial measures to better understand and evaluate the Company's performance period over period and to analyze the underlying trends of the business.
The Company believes that EBITDA and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company's management in assessing consolidated performance of the Company. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of other noncash and other certain items that do not reflect the ordinary earnings of the Company's operations.
EBITDA and Adjusted EBITDA are used by management for various purposes, including as a measure of performance of its operating entities and as a basis for strategic planning and forecasting. Adjusted EBITDA may be useful to an investor because this measure is widely used to evaluate companies' operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending on the accounting methods, the book value of assets, the capital structure and the method by which the assets were acquired, among other factors. They are not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with U.S. GAAP.
Non-GAAP financial measures provide insight into selected financial information and should be evaluated in the context in which they are presented. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP, and non-GAAP financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies. The non-GAAP financial measures should be considered in conjunction with the consolidated financial statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated above.
EBITDA and Adjusted EBITDA
The following table presents a reconciliation from net (loss) income to EBITDA and adjusted EBITDA:

(in thousands)	For the Year Ended December 31,
	2017	2016	2015 (Restated)	2014 (Restated)
Net (loss) income	$(47,612)	$(47,472)	$(2,891)	$21,477
Interest expense	10,841	11,215	4,320	1,342
Income tax expense (benefit)	443	11,613	(9,702)	7,744
Depreciation	4,634	4,582	4,030	2,520
Amortization of intangible assets	4,838	5,716	5,287	2,108
EBITDA	$(26,856)	$(14,346)	$1,044	$35,191
Change in valuation of warrants [1]	4,000	(1,413)	(9,300)	(6,170)
Change in fair value of contingent consideration [2]	—	(283)	(23)	(3,840)
Acquisition-related expenses [2]	—	—	1,114	772
Stock-based compensation [3]	(480)	1,619	1,501	1,487
Asset impairment charges [4]	1	1,614	11,686	310
Loss on debt extinguishment and modifications [5]	11,921	357	12	—
Key employee retention program [6]	3,388	—	—	—
Strategic alternatives and strategic review expenses [7]	2,306	640	—	—
Restatement-related expenses [8]	13,342	3,437	—	—
Adjusted EBITDA	$7,622	$(8,375)	$6,034	$27,750

1.	Amounts consist of noncash changes in fair value of the Company’s Private Placement Warrants and Weichai Warrant.

2.
Amounts consist of changes in fair value of contingent consideration related to the Company's acquisitions. The adjustments in 2016, 2015 and 2014 relate to the Bi-Phase, Powertrain and 3PI acquisitions.

3.	Amounts reflect noncash stock-based compensation expense (2017 amount excludes $1.0 million associated with the retention programs, see note 6 below).
4.    Asset impairment charges include $11.6 million impairment of goodwill for the 3PI reporting unit in 2015. Remaining charges are primarily related to the abandonment of certain capital projects.

5.
Amounts primarily consist of charges related to the extinguishment of the TPG Term Loan (the “TPG Term Loan”) with TPG Specialty Lending, Inc. (“TPG”) in 2017 coupled with other debt modification related charges.

6.	Amount represents incremental compensation costs (including $1.0 million of stock-based compensation) incurred to provide retention benefits to certain employees.

7.	Represents professional services expenses incurred in connection with the evaluation of strategic alternatives and financing options.

8.	Amounts represent professional services fees related to the Company’s restatement efforts as well as fees related to the SEC and the USAO investigations.

Results of operations for the year ended December 31, 2017 compared with the year ended December 31, 2016

(in thousands, except per share amounts)	For the Year Ended December 31,		Change	% Change
	2017	2016
Net sales	$416,616	$339,465	$77,151	23%
Cost of sales	365,623	310,276	55,347	18%
Gross profit	50,993	29,189	21,804	75%
Gross margin %	12.2%	8.6%	3.6%
Operating expenses:
Research, development and engineering expenses	19,944	18,961	983	5%
Research, development and engineering expenses as a % of sales	4.8%	5.6%	(0.8)%
Selling, general and administrative expenses	44,256	28,522	15,734	55%
Selling, general and administrative expenses as a % of sales	10.6%	8.4%	2.2%
Asset impairment charges	1	1,614	(1,613)	(100)%
Amortization of intangible assets	4,838	5,716	(878)	(15)%
Contingent consideration	—	(283)	283	(100)%
Total operating expenses	69,039	54,530	14,509	27%
Operating (loss)	(18,046)	(25,341)	7,295	(29)%
Other expense:
Interest expense	10,841	11,215	(374)	(3)%
Loss (gain) from change in fair value of warrants	4,000	(1,413)	5,413	NM
Loss on debt extinguishment and modifications	11,921	357	11,564	NM
Other expense, net	2,361	359	2,002	NM
Total other expense	29,123	10,518	18,605	NM
Loss before income taxes	(47,169)	(35,859)	(11,310)	32%
Income tax expense	443	11,613	(11,170)	(96)%
Net loss	$(47,612)	$(47,472)	$(140)	—%
Deemed dividend on Series B preferred stock *	(37,860)	—	$(37,860)	NM
Net loss available to common stockholders	$(85,472)	$(47,472)	$(38,000)	80%

Loss per common share:
Basic	$(6.20)	$(4.34)	$(1.86)	43%
Diluted	$(6.20)	$(4.47)	$(1.73)	39%

NM	Not meaningful

*	See Note 3. Weichai Transactions for additional information.
Net Sales
Net sales increased $77.2 million, or 23%, in 2017 compared to 2016, as a result of higher sales across all major end markets with energy and industrial accounting for 13% and 8%, respectively, of the net increase. The increased sales within energy were primarily attributable to increased demand for the Company's demand response product, coupled with improved conditions in the power generation sector.
Gross Profit
Gross margin was 12.2% and 8.6% in 2017 and 2016, respectively. Gross profit increased in 2017 by $21.8 million, or 75%, compared to 2016 primarily due to the sales growth noted above, coupled with an improvement in product mix through higher energy end-market sales. The Company’s 2017 results reflect the continued operational efficiency issues experienced by the Company in 2016 which continued into early 2017. The improvements in gross margin in 2017, were partially limited due to various factors, including manufacturing productivity challenges, supply chain disruptions, failure to pass cost increases on to customers through pricing actions, and significant unrecovered costs associated with the transportation product line.
Research, Development and Engineering Expenses
R&D and engineering expenses in 2017 increased $1.0 million, or 5%, from 2016 levels primarily as a result of increased spending for projects.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased in 2017 by $15.7 million, or 55%, from 2016 levels. As a percentage of net sales, SG&A expenses were 10.6% and 8.4% in 2017 and 2016, respectively. The increase in expenses was primarily due to $13.3 million in legal and professional services expenses to assist in the restatement and audit of these restated financial statements, the internal review and the SEC and the USAO investigations. The Company had $3.4 million of expense in 2017 in connection with the key employee retention program. In addition, there was an increase of $1.7 million associated with strategic and financing options-related professional services costs.
Loss on Debt Extinguishment
On March 31, 2017, the Company repaid the TPG Term Loan using the proceeds of the Weichai investment as discussed in Note 3. Weichai Transactions, included in Item 8. Financial Statements and Supplementary Data. At that time, the Company recorded an $11.9 million loss on the debt repayment, which was primarily attributable to unamortized financing costs.
Interest Expense
Interest expense declined $0.4 million to $10.8 million in part due to the extinguishment of the TPG Term Loan in March 2017, which had a significantly higher interest rate (London interbank offered rate – “LIBOR” – plus 9.8% per annum) than the borrowings under the Wells Fargo Credit Agreement as well as a decrease in average debt outstanding.
The Wells Fargo Base and LIBOR interest rates were 2.7% and 4.3% per annum, respectively, at December 31, 2017, and the Base and LIBOR interest rates were 4.5% and 6.0% at December 31, 2016, respectively. Although the Company had significantly less debt outstanding during 2017 as a result of the Weichai capitalization, the average debt had higher interest rates.
Loss (Gain) from Change in Fair Value of Warrants
The Company recognized a loss of $4.0 million in 2017 from the change in the fair value of the Weichai Warrant. The change in the fair value of Private Placement Warrants resulted in a gain of $1.4 million in 2016. See Note 8. Fair Value of Financial Instruments, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Other Expense, net
Other expense increased by $2.0 million in 2017, principally as a result of a legal settlement with the former owners of 3PI. See Note 10. Commitments and Contingencies, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Income Tax Expense
The Company recorded income tax expense of $0.4 million in 2017, as compared to $11.6 million for 2016. This change was primarily attributable to the establishment of a valuation allowance against the Company's deferred tax assets in 2016 coupled with the 2017 impact of the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017 and valuation allowance changes in 2017, which were less than the impact in 2016 of an expense for establishing a large valuation allowance against deferred tax assets. See Note 11. Income Taxes, included in Item 8. Financial Statements and Supplementary Data, for additional information related to the impact of the Tax Act on the Company's consolidated financial statements. The 2016 income tax expense included the impact of a $26.8 million charge for the establishment of the valuation allowance. The Company's pretax loss was $47.2 million in 2017 compared to a pretax loss of $35.9 million in 2016.

Results of operations for the year ended December 31, 2016 compared with the year ended December 31, 2015

(in thousands, except per share amounts)	For the Year Ended December 31,
	2016	2015 (Restated)	Change	% Change

Net sales	$339,465	$362,387	$(22,922)	(6)%
Cost of sales	310,276	311,148	(872)	—%
Gross profit	29,189	51,239	(22,050)	(43)%
Gross margin %	8.6%	14.1%	(5.5)%
Operating expenses:
Research, development and engineering expenses	18,961	23,574	(4,613)	(20)%
Research, development and engineering expenses as a % of sales	5.6%	6.5%	(0.9)%
Selling, general and administrative expenses	28,522	28,837	(315)	(1)%
Selling, general and administrative expenses as a % of sales	8.4%	8.0%	0.4%
Asset impairment charges	1,614	11,686	(10,072)	(86)%
Amortization of intangible assets	5,716	4,582	1,134	25%
Contingent consideration	(283)	(23)	(260)	NM
Total operating expenses	54,530	68,656	(14,126)	(21)%
Operating loss	(25,341)	(17,417)	(7,924)	45%
Other expense (income):
Interest expense	11,215	4,320	6,895	NM
(Gain) from change in fair value of warrants	(1,413)	(9,300)	7,887	(85)%
Loss on debt extinguishment and modifications	357	12	345	NM
Other expense, net	359	144	215	149%
Total other expense (income)	10,518	(4,824)	15,342	NM
Loss before income taxes	(35,859)	(12,593)	(23,266)	NM
Income tax expense (benefit)	11,613	(9,702)	21,315	NM
Net loss	$(47,472)	$(2,891)	$(44,581)	NM

Loss per common share:
Basic	$(4.34)	$(0.27)	$(4.07)	NM
Diluted	$(4.47)	$(1.11)	$(3.36)	NM

NM	Not meaningful
Net Sales
Sales declined $22.9 million, or 6%, in 2016, compared to the prior year primarily due to significant volatility in the oil and gas sector of the energy end market, resulting in reduced demand driving a reduction in volume.
Gross Profit
Gross margin was 8.6% and 14.1% in 2016 and 2015, respectively. Gross profit declined in 2016 by $22.1 million, or 43%, compared to the prior year, due primarily to the lower sales volume noted above, which contributed to an unfavorable product mix. The lower sales volume adversely impacted gross profit, as the Company’s labor and related overhead were sized to accommodate higher production volumes.
Research, Development and Engineering Expenses
R&D and engineering expenses in 2016 decreased $4.6 million, or 20%, from 2015 levels. The decline in R&D expense was principally due to a reduction in project costs.
Selling, General and Administrative Expenses
SG&A expenses in 2016 declined by $0.3 million, or 1%, from 2015 levels. The decrease was primarily due to a $1.4 million decrease in customer support costs, the absence of $1.1 million in acquisition- and integration-related expenses, a $0.9 million decrease in wages and a $0.4 million decrease in consulting fees, partially offset by an increase in restatement-related expenses of $2.9 million and $0.6 million associated with strategic and financing option-related professional services, respectively.

Asset Impairment Charges
The Company recognized impairment charge of $1.6 million in 2016 due to the cancellation of a production equipment project. The Company recorded an impairment charge for goodwill of $11.6 million plus a small-equipment impairment in 2015.
Interest Expense
Interest expense increased $6.9 million to $11.2 million in 2016 due to $5.8 million of increased interest related to the TPG Term Loan, including $2.3 million in amortization of debt issuance costs, and $1.7 million of increased interest as a result of the issuance of the Unsecured Senior Notes, including $0.2 million in increased amortization of debt issuance costs. The Unsecured Senior Notes were amended in April 2016, and the interest rate increased from 5.50% to 6.50%. These increases in interest expense were partially offset by a decline in interest expense related to the Wells Fargo Credit Facility of $0.7 million due to the 2016 midyear partial repayment.
Gain from Change in Fair Value of Warrants
The Company recognized a gain of $1.4 million and $9.3 million in 2016 and 2015, respectively, due to changes in the fair value of the Company’s Private Placement Warrants. See Note 8. Fair Value of Financial Instruments, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Income Tax Expense
The Company's income tax expense in 2016 reflected a $26.8 million expense to establish a valuation allowance related to an assessment of the realizability of the Company's deferred tax assets recorded on the Company's Consolidated Balance Sheet. During the second quarter of 2016, based on the Company's significant pretax losses, the Company assessed the positive and negative evidence available surrounding the realizability of its deferred tax assets, concluded that the negative evidence outweighed the positive evidence, and recorded a full valuation allowance against the net deferred tax assets for 2016. The $9.7 million benefit in 2015 primarily reflects a benefit of $4.3 million on 2015's pretax loss, a $3.2 million benefit from non-taxable warrant income of $9.3 million and a $1.6 million benefit from R&D credits.

Results of operations for the year ended December 31, 2015 compared with the year ended December 31, 2014

(in thousands, except per share amounts)	For the Year Ended December 31,
	2015 (Restated)	2014 (Restated)	Change	% Change

Net sales	$362,387	$347,580	$14,807	4%
Cost of sales	311,148	283,540	27,608	10%
Gross profit	51,239	64,040	(12,801)	(20)%
Gross margin %	14.1%	18.4%	(4.3)%
Operating expenses:
Research, development and engineering expenses	23,574	19,305	4,269	22%
Research, development and engineering expenses as a % of sales	6.5%	5.6%	0.9%
Selling, general and administrative expenses	28,837	23,142	5,695	25%
Selling, general and administrative expenses as a % of sales	8.0%	6.7%	1.3%
Asset impairment charges	11,686	310	11,376	NM
Amortization of intangible assets	4,582	1,013	3,569	NM
Contingent consideration	(23)	(3,840)	3,817	(99)%
Total operating expenses	68,656	39,930	28,726	72%
Operating (loss) income	(17,417)	24,110	(41,527)	NM
Other expense (income):
Interest expense	4,320	1,342	2,978	NM
Gain from change in fair value of warrants	(9,300)	(6,170)	(3,130)	51%
Loss on debt extinguishment and modifications	12	—	12	NM
Other expense (income), net	144	(283)	427	NM
Total other income	(4,824)	(5,111)	287	(6)%
(Loss) income before income taxes	(12,593)	29,221	(41,814)	(143)%
Income tax (benefit) expense	(9,702)	7,744	(17,446)	NM
Net (loss) income	$(2,891)	$21,477	$(24,368)	(113)%

(Loss) earnings per common share:
Basic	$(0.27)	$2.01	$(2.28)	(113)%
Diluted	$(1.11)	$1.38	$(2.49)	NM

NM	Not meaningful
Net Sales
Net sales increased in 2015 by $14.8 million, or 4%, over the prior year. The increase reflects $44.3 million of sales related to business acquisitions in 2015. The Company's historic business operations recognized a net sales decrease of $21.7 million, or 6%. The decrease in net sales is principally attributed to a 13% decline in energy end-market sales arising from reduced demand from the oil and gas sector.
Gross Profit
Gross margin was 14.1% and 18.4% in 2015 and 2014, respectively. Gross profit declined in 2015 by $12.8 million, or 20%, from 2014. The gross profit decrease reflects a $17.8 million, or 28%, decrease from the Company’s legacy operations, partially offset by $7.7 million of gross margin from acquired businesses. The decrease of gross margin from the Company’s legacy operations was driven by negative product mix through lower energy end-market sales, combined with higher production spending and related production inefficiencies.
Research, Development and Engineering Expenses
R&D and engineering expense increased in 2015 by $4.3 million, or 22%, from the prior year. The increase was primarily due to wage and benefit increases of $1.3 million for increased head count while consulting and outside outsourcing services, including product testing, increased $2.7 million to support activities related to the development of new engines and the pursuit of transportation applications.

Selling, General and Administrative Expenses
SG&A expenses increased in 2015 by $5.7 million, or 25%, from 2014. The increase in SG&A expenses was primarily due to a $2.4 million increase in selling expenses from increased compensation of $1.1 million and higher customer support costs of $1.3 million, and a $2.1 million increase in human resources and accounting expenses.
Asset Impairment Charges
During 2015, the Company’s 3PI reporting unit was impacted by depressed oil and gas prices and lower demands from existing customers, which contributed to continued sales and profitability reductions over historic experience and prior forecasts. In the fourth quarter of 2015, the Company performed its annual impairment assessment, utilizing the income approach, based on discounted cash flows derived from internal forecasts and the Company's specific risk premium. It was determined that the carrying value of the 3PI reporting unit, including goodwill, exceeded its fair value. As a result, the Company compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill, which resulted in the recognition of an impairment charge of $11.6 million.
Interest Expense
Interest expense increased $3.0 million to $4.3 million in 2015 compared to 2014 interest expense of $1.3 million. Interest expense attributable to the Unsecured Senior Notes, which were issued in 2015, was $2.3 million, including $0.3 million of amortized debt issuance costs. The remaining $0.7 million interest expense was primarily due to an increase in the overall average debt outstanding on the Company's revolving line of credit during 2015, compared to 2014. Average borrowings outstanding for the revolving line of credit were $96.4 million in 2015 compared to $53.3 million in 2014. Outstanding debt in 2015 increased due to additional borrowings related to the three acquired businesses. The Company's weighted-average borrowing rate was 2.0% for the year ended December 31, 2015 versus 2.4% for the same period in 2014 (reflecting the Company's revolving line of credit and the term loan which was paid in full on April 29, 2015 as outstanding).
Contingent Consideration
The Company’s 2014 results reflect $3.8 million in income related to the decline in the fair value of the variable portion of the contingent consideration liability related to the 3PI acquisition. The ultimate amount of contingent consideration to be transferred to 3PI’s previous owners was to be based on 3PI EBITDA targets for 2014. Based on the final results for 2014, 3PI’s EBITDA was less than the minimum target amount, and, therefore, the portion of the liability for contingent consideration related to variable contingent consideration was reversed into income. See Note 5. Acquisitions, included in Item 8. Financial Statements and Supplementary Data, for additional information related to the contingent consideration.
Gain from Change in Fair Value of Warrants
The Company recognized a gain from a change in fair value of warrants of $9.3 million and $6.2 million in 2015 and 2014, respectively, due to changes in the estimated fair value of the Company’s Private Placement Warrants. See Note 8. Fair Value of Financial Instruments, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Income Tax Expense
The Company recorded an income tax benefit of $9.7 million in 2015, as compared to income tax expense of $7.7 million for 2014. The Company's 2015 and 2014 effective income tax rates were affected by the nontaxable income from the gains recognized for the change in fair value of the warrants. The lower pretax income in 2015 combined with a gain in the fair value of the warrants in 2015 were the principal drivers of the income tax benefit compared to income tax expense in 2014.
Liquidity and Capital Resources
The Company's cash requirements are dependent upon a variety of factors, foremost of which is the execution of the Company's strategic plan and the Company expects to continue to devote substantial capital resources to meeting those objectives. The primary sources of liquidity have been and are expected to continue to be cash flows from operations, principally collections of customer accounts receivable and borrowing capacity under the Company's credit facility. At December 31, 2017, the Company had available adjusted borrowing capacity of approximately $13 million under the Wells Fargo Credit Agreement.
The Company also had $22.5 million in future contractual lease commitments and outstanding debt aggregating to $91.5 million, of which $37.1 million is current and $55.0 million is due in 2020. Future capital expenditures are expected to be approximately $4 million for 2018 and between $5 million and $7 million for 2019.
The Company's ability to access additional funding as and when needed, the ability to timely refinance and/or replace its outstanding debt securities and credit facilities on acceptable terms, and the cost of funding will depend upon numerous factors including, but not limited to, the health and vibrancy of the financial markets, the Company's financial performance, the performance of the industry the Company operates in and other macroeconomic factors in general.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Year Ended December 31,				Change
	2017	2016	2015	2014	2017 vs. 2016	2016 vs. 2015	2015 vs. 2014
			(Restated)	(Restated)
Net cash (used in) provided by operating activities	$(7,695)	$32,282	$(22,815)	$(15,094)	$(39,977)	$55,097	$(7,721)
Net cash used in investing activities	(5,165)	(1,651)	(43,805)	(52,322)	(3,514)	42,154	$8,517
Net cash provided by (used in) financing activities	10,568	(36,784)	68,504	67,671	47,352	(105,288)	$833
Net (decrease) increase in cash	$(2,292)	$(6,153)	$1,884	$255	$3,861	$(8,037)	$1,629
Capital expenditures	$5,061	$3,872	$8,409	$8,214	$1,189	$(4,537)	$195
2017 Cash Flows
Cash Flow from Operating Activities
Net cash used in operations of $7.7 million in 2017 was primarily due to the net loss of $47.6 million, which was positively impacted by noncash adjustments of $31.1 million and working capital provided by our operations of $14.0 million. Noncash adjustments of $31.1 million included (i) $11.9 million related to loss on extinguishment of debt, (ii) $9.5 million of depreciation and amortization expense, (iii) $4.1 million of amortization of financing fees and (iv) $4.0 million related to the change in valuation of the Weichai Warrant.
Cash Flow from Investing Activities
Net cash used in investing activities was $5.2 million in 2017, which primarily consisted of capital expenditures of $5.1 million.
Cash Flow from Financing Activities
The Company generated $10.6 million in cash from financing activities in 2017. Primary cash inflows included $24.3 million in net borrowings from the revolving line of credit and $59.4 million in proceeds from the issuance of equity and warrant to Weichai. Primary cash outflows for financing activities included the repayments of $71.4 million in term debt and $0.9 million in financing fees in connection with the debt and equity transactions.
2016 Cash Flows
Cash Flow from Operating Activities
Net cash provided by operations of $32.3 million in 2016 was primarily due to the net loss of $47.5 million which was positively impacted by working capital provided by our operations of $39.6 million and noncash adjustments of $38.5 million.
The noncash adjustments impacting net income included $40.9 million of favorable items offset by $2.4 million of unfavorable items. Favorable items included (i) $18.1 million of deferred income taxes, (ii) $10.3 million of depreciation and amortization expense, (iii) provision for inventory obsolescence of $5.3 million, (iv) $3.0 million of amortization of financing fees, (v) $1.6 million related to an impairment of long-lived assets and (vi) $1.6 million of stock compensation expense. Unfavorable items included (i) $1.4 million related to the change in valuation of warrants and (ii) $0.7 million related to gain on disposal of fixed assets.
Cash Flow from Investing Activities
Net cash used in investing activities was $1.7 million in 2016. Cash was principally used for property and equipment additions which accounted for $3.9 million and was partially offset by proceeds from the disposal of assets of $2.5 million.
Cash Flow from Financing Activities
The Company used $36.8 million of cash for 2016 financing activities. Cash inflows from financing activities included receipt of $60.0 million from the issuance of debt and $2.0 million in proceeds from the issuance of equity upon the exercise of private placement warrants. Cash outflows for financing activities included $84.5 million in net borrowings repaid under its revolving line of credit and $5.8 million in financing fees paid in connection with the two debt and equity transactions and $8.3 million of contingent consideration payments related to 2015 acquisitions.

2015 Cash Flows
Cash Flow from Operating Activities
Net cash used in operations of $22.8 million in 2015 was primarily due to increased working capital of $33.5 million and a net loss of $2.9 million that was positively impacted by noncash adjustments of $7.4 million.
The noncash adjustments impacting net income included $25.8 million of favorable items offset by $18.4 million of unfavorable items. Favorable noncash adjustments included (i) $11.7 million of impairment of long-lived assets, (ii) $9.3 million of depreciation and amortization expense, (iii) provision for inventory obsolescence of $1.7 million and (iv) $1.5 million of stock compensation expense. Unfavorable noncash adjustments included (i) $9.3 million related to the change in the fair value of the Private Placement Warrants and (ii) a $9.1 million benefit for the change in deferred income taxes.
Cash Flow from Investing Activities
Net cash used in investing activities was $43.8 million in 2015. Cash was used for the acquisitions of Powertrain, Buck’s and Bi-Phase totaled $34.2 million. The Company used $8.4 million in cash for equipment purchases and the build-out of a new facility to support increased R&D initiatives. In addition, the Company contributed $1.2 million toward an equity investment in a joint venture with a construction and utility equipment manufacturer headquartered in Incheon, South Korea.
Cash Flow from Financing Activities
The Company generated $68.5 million of cash from financing activities in 2015. Total cash inflows were primarily comprised of the Company's issuance of $55.0 million of the Unsecured Senior Notes offset by repayments of long-term debt of $4 million, other financing fees of $1.5 million and $19.3 million in net borrowings under its revolving line of credit.
2014 Cash Flows
Cash Flow from Operating Activities
Net cash used in operations of $15.1 million in 2014 was primarily due to increased working capital of $32.5 million and noncash adjustments of $2.3 million partially offset by net income of $21.5 million.
The noncash adjustments impacting net income included $11.6 million of unfavorable items offset by $9.4 million of favorable items. Unfavorable noncash adjustments included (i) a $6.2 million decrease in the fair value of the Private Placement Warrants liability resulting from a decline in the market value of the Company's Common Stock, (ii) a $3.8 million decrease in the valuation of a contingent consideration liability related to 3PI acquisition and (iii) a $1.6 million change in deferred income taxes. The favorable items included (i) $4.6 million of depreciation and amortization expense, (ii) $1.9 million provision for inventory obsolescence and (iii) $1.5 million of stock compensation expense.
Cash Flow from Investing Activities
Net cash used in investing activities was $52.3 million in 2014. Cash used in investing activities included $44.1 million for the Company's acquisition of 3PI. Property and equipment additions included $8.2 million in cash outflows in 2014.
Cash Flow from Financing Activities
The Company generated $67.7 million in cash from financing activities for 2014. Cash inflows from financing activities included $60.1 million in net borrowings under the Company's revolving line of credit, $5.0 million in term loan proceeds and $1.4 million in proceeds from the exercise of the Private Placement Warrants.
Current Liquidity and Capital Resources
The current Wells Fargo Credit Agreement maturity date is the earlier of March 31, 2021, or 60 days prior to the final maturity of the Unsecured Senior Notes, which currently mature on January 1, 2020, resulting in a current maturity date of November 2, 2019 for the Wells Fargo Credit Agreement.
The Company will need to refinance, extend the maturity of or repay the indebtedness outstanding under the Unsecured Senior Notes before the November 2, 2019 maturity date to avoid acceleration of the Wells Fargo Credit Agreement, unless it is able to negotiate an extension of the maturity date. There can be no assurance that the Company will be able to affect a refinancing on acceptable terms or repay this outstanding indebtedness when required. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
As of March 31, 2019, the Company’s total debt obligations under the Wells Fargo Credit Agreement and the Unsecured Senior Notes were approximately $112 million with available borrowing capacity of approximately $6 million under the Wells Fargo Credit Agreement.

The Wells Fargo Credit Agreement contains certain covenants for which a failure to satisfy can result in a default under the Credit Agreement. See Item 9B. Other Information for additional information related to a waiver obtained from Wells Fargo that addressed the failure to satisfy financial information covenants.
The Company's management has concluded that due to uncertainties surrounding the Company’s ability to amend or refinance its current debt agreements and the uncertainty as to whether it will have sufficient liquidity to fund its business activities, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
Off-Balance Sheet Arrangements
The Company does not have any obligations that meet the definition of an off-balance sheet arrangement, which are reasonably likely to have a material effect on its Consolidated Statements of Operations, other than non-cancelable operating leases (see Note 4. Property, Plant and Equipment, and Leases, included in Item 8. Financial Statements and Supplementary Data, for additional information regarding non-cancelable operating leases).
At December 31, 2017, the Company had two outstanding letters of credit totaling $0.5 million.
Commitments and Contingencies
From time to time, the Company is a party to legal proceedings and potential claims arising in the ordinary course of business. Despite the inherent uncertainties of litigation, management currently believes that the ultimate disposition of such proceedings and exposure, after taking into consideration recorded accruals and the availability and limits of insurance coverage, will not have a material adverse impact on its results of operations and financial condition.
Legal matters are further discussed in Note 10. Commitments and Contingencies, included in Item 8. Financial Statements and Supplementary Data.
Critical Accounting Policies and Estimates
The Company's consolidated financial statements are prepared in accordance with U.S GAAP. Preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company's most critical accounting policies and estimates are those most important to the portrayal of its financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions.
The Company’s significant accounting policies are discussed in Note 1. Summary of Significant Accounting Policies and Other Information, included in Item 8. Financial Statements and Supplementary Data, and should be reviewed in connection with the following discussion of accounting policies that require difficult, subjective and complex judgments.
Allowance for Doubtful Accounts
The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's management's best estimate of the amounts that will not be collected. The Company's management specifically reviews all past-due accounts receivable balances and, based on historical experience and an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.
Inventories
The Company's inventories consist primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in, as determined by specific serial number identification, or net realizable value. Parts are valued at the lower of cost (first-in, first out) or net realizable value. Net realizable value approximates replacement cost.
It is the Company's policy to review inventories on a continuous basis for obsolete, excess and slow-moving items and to record valuation adjustments for such items in order to eliminate non-recoverable costs from inventory. The Company writes down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory reserve is provided based upon the Company's estimate of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration, including (i) customer purchase orders and customer forecasted demand, (ii) historical sales/usage for each inventory item and (iii) utilization within a current or anticipated future power system. These factors are primarily based upon quantifiable information, and therefore the Company has not experienced significant differences in inventory valuation due to variances in the Company's estimation of future demand. The Company estimates that, in 2017, a 10% variance between the estimated net realizable value of such inventory and its actual realizable amount would have an immaterial impact on the Company's cost of goods sold and the value of the Company's inventory.
Goodwill and Other Intangibles
The Company amortizes its intangible assets with finite lives on an accelerated basis over their respective estimated useful lives and will review for impairment whenever impairment indicators exist. The Company's intangible assets consist of goodwill, backlog, customer relationships, and trade names and trademarks.
Goodwill represents the excess of purchase price and related costs over the values assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized, but instead it is tested for impairment annually, or more frequently if circumstances indicate that a possible impairment may exist.
The discounted cash flow method involves the Company's management making estimates with respect to a variety of factors that will significantly impact the future performance of the business, including the following:

•	Future volume projections;

•	Estimated margins on sales;

•	Estimated growth rate for SG&A costs;

•	Future effective tax rate for the Company; and

•	Weighted-average cost of capital (“WACC”) used to discount future performance of the Company.
Because these estimates form a basis for the determination of whether or not the impairment charge should be recorded, these estimates are considered to be critical accounting estimates.
During 2015, the Company's 3PI reporting unit was impacted by depressed oil and gas prices and lower demand from existing customers, which contributed to combined sale and profitability reductions compared to historical experience and prior forecast. In the fourth quarter of 2015, the Company performed its annual impairment assessment, utilizing the same approach, based on discounted cash flows derived from internal forecasts and the Company's specific risk premium. It was determined that the carrying value of the 3PI reporting unit, including goodwill, exceeded its fair value. As a result, the Company compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill, which resulted in the recognition of an impairment charge of $11.6 million. As of December 31, 2017, the Company has $29.8 million of goodwill. Future goodwill impairment charges may be required for certain reporting units if the units suffer declines in profitability due to changes in volume, market pricing cost or the business environment. Significant adverse changes to the Company's business environment and future cash flows could cause the recognition of impairment charges, which could be material, in future periods.
Impairment of Long-Lived Assets
The long-lived assets, other than goodwill which is separately tested for impairment, are evaluated for impairment whenever events indicate that the carrying amount of such assets may not be recoverable. Potential indicators of impairment may include deteriorating business climate, an asset remaining idle for more than a short period of time, advances in technology, or plans to discontinue use of, or change, the business model for the operation in which a long-lived asset is used. The Company evaluates long-lived assets for impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If the future net undiscounted cash flows are less than the carrying value, the Company then calculates an impairment loss. The impairment loss is calculated by comparing the long-lived asset’s carrying value with its estimated fair value, which may be based on estimated future discounted cash flows. The Company also periodically reevaluates the useful lives of its long-lived assets due to advances and changes in its technologies.
The Company's impairment loss calculations contain critical estimates because they require the Company's management to make assumptions and to apply judgment to estimate future cash flows and long-lived asset fair values, including forecasting useful lives of the long-lived assets and selecting discount rates.
If actual results are not consistent with the assumptions used, the Company could experience an impairment triggering event and be exposed to losses that could be material.
During 2016, 2015 and 2014, the Company recognized impairment charges of $1.6 million, $0.1 million and $0.3 million, respectively, related to the abandonment of certain fixed assets.
Warranty
The Company offers a standard limited warranty on the workmanship of its products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the EPA and/or the CARB and are longer than the Company’s standard warranty on certain emission-related products. The Company’s products also carry limited warranties from suppliers. Costs related to supplier warranty claims are borne by the supplier; the Company warranties apply only to the modifications the Company makes to supplier base products. The Company estimates and records a liability and related charges to income for its warranty program at the time products are sold to customers. Estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold. The Company adjusts these estimates in the period in which it is determined that actual costs may differ from the Company's initial or previous estimates. In 2017, the Company estimates that a 10% change in the amount of historical warranty expense would have increased the Company's warranty liability and related costs by an immaterial amount.
Warrants
The Company's Private Placement Warrants were accounted for as a liability that was recorded at fair value using the Black-Scholes option pricing model and was adjusted with subsequent changes in the fair value of the Company’s Common Stock and other inputs to the Black-Scholes model, including estimated price volatility and the contractual term. The Company's warrants were measured at fair value based on unobservable inputs and, therefore, were classified as Level 3 in the fair-value hierarchy. The exercise period for the Private Placement Warrants expired in 2016; as such, no instruments were outstanding as of December 31, 2017.
The Weichai Warrant was issued in March 2017 and is further discussed in Note 3. Weichai Transactions, included in Item 8. Financial Statements and Supplementary Data. The monetary value of the Weichai Warrant is dependent both on variations in the fair value of the Company's Common Stock and on the estimated number of shares required to settle its terms. The fair value of the Weichai Warrant liability is estimated using the Black-Scholes option pricing model and Monte Carlo simulations. Significant inputs into the valuation include the market value of the Company’s Common Stock, the estimated exercise price of the warrant (included a price adjustment) and the estimated price volatility. Given the unobservable nature of certain inputs to the valuation of the Weichai Warrant, the Weichai Warrant is classified as Level 3 in the fair-value hierarchy. Significant changes in the estimates of these inputs could result in material changes to the liability, with the changes in value recorded in the Consolidated Results of Operations. At December 31, 2017, the Weichai Warrant is the only warrant outstanding.
Stock-Based Compensation
The Company has an incentive compensation plan (the “2012 Plan”), which authorizes the granting of a variety of different types of awards including, but not limited to, nonqualified stock options, incentive stock options, Restricted Stock Awards (“RSAs”), Stock Appreciation Rights (“SARs”), deferred stock and performance units to its executive officers, employees, consultants and Directors. To date, the Company’s granted awards have generally been either RSAs or SARs.
RSAs represent Common Stock issued subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. RSAs are valued based on the fair value of the Common Stock at grant date, with compensation expense for employees recognized over the vesting period based on the date of the award, primarily in SG&A expense.
SAR awards entitle the recipients to receive, upon exercise, a number of shares of the Company’s Common Stock equal to (i) the number of shares for which the SARs are being exercised multiplied by the value of one share of the Company’s Common Stock on the date of exercise (determined as provided in the SARs award agreement), less (ii) the number of shares for which the SARs are being exercised multiplied by the applicable exercise price, divided by (iii) the value of one share of the Company’s Common Stock on the date of exercise (determined as provided in the SARs award agreement).
The Company accounts for SARs based on the grant date fair value of the award. The cost is recognized as an expense over the requisite service period, which is generally the vesting period of the respective award. The Black-Scholes option-pricing model is used to determine the estimated fair value of SARs. Critical inputs into the Black-Scholes option-pricing model include the following:

•
Expected Volatility. The expected volatility is a measure of the amount by which a financial variable such as a share price is expected to fluctuate during a period. The Company considers the historical volatility of its stock price over a term similar to the expected life of the related awards in determining expected volatility.

•	Expected Term. The expected terms are determined based upon the simplified approach, which assumes that the stock awards will be exercised evenly from vesting to expiration.

•	Risk-Free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the related award.

•
Dividend Yield. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the expected dividend yield is zero.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future awards may differ materially compared with the awards previously granted. The inputs that create the most sensitivity in the Company's award valuation are the volatility and expected term. See Note 13. Stock-Based Compensation, included in Item 8. Financial Statements and Supplementary Data, for additional information regarding the assumptions used in the Black-Scholes model.

Deferred Tax Asset Valuation Allowance
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records net deferred tax assets to the extent that the Company believes the assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. Valuation allowances are established when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets.
For 2017 and 2016, the Company recorded a deferred tax asset valuation allowance of $32.0 million and $26.8 million, respectively. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ, and the Company may be exposed to increases or decreases in income taxes that could be material. See Note 11. Income Taxes, included in Item 8. Financial Statements and Supplementary Data, for additional information regarding the deferred tax valuation allowance.
Uncertain Tax Positions
The Company records uncertain tax positions on the basis of a two-step process whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax (benefit) expense. For 2017, 2016, 2015 and 2014, the Company had unrecognized tax benefits of $1.3 million, $1.2 million, $1.3 million and $0.9 million, respectively, for uncertain tax positions. See Note 11. Income Taxes, included in Item 8. Financial Statements and Supplementary Data, for additional information regarding the deferred tax valuation allowance.
Impact of New Accounting Standards
For information about recently issued accounting pronouncements, see Note 1. Summary of Significant Accounting Policies and Other Information, included in Item 8. Financial Statements and Supplementary Data.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.     Financial Statements and Supplementary Data.
The following consolidated financial statements are included in Item 8 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Power Solutions International, Inc.
Wood Dale, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. (the “Company”) and subsidiaries as of December 31, 2017, 2016, 2015 and 2014, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for each of the four years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017, 2016, 2015 and 2014, and the results of their operations and their cash flows for each of the four years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and significant uncertainties exist about the Company’s ability to refinance, extend, or repay outstanding indebtedness, the circumstances of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matters
As discussed in Note 2 to the consolidated financial statements, the 2015 and 2014 consolidated financial statements have been restated to correct misstatements.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for classification of deferred tax assets and liabilities in 2015 due to the adoption of ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2018.
Chicago, Illinois
May 16, 2019

POWER SOLUTIONS INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS

(in thousands)	As of December 31,
			2015	2014
	2017	2016	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,292	$8,445	$6,561
Accounts receivable, net of allowances of $1,820, $1,045, $816 and $306 for 2017, 2016, 2015 and 2014, respectively	68,660	60,336	70,532	76,266
Income tax receivable	1,018	7,127	5,265	—
Inventories, net	86,724	100,548	162,095	106,250
Prepaid expenses and other current assets	14,359	13,644	2,703	4,840
Deferred income taxes	—	—	—	8,552
Total current assets	170,761	183,947	249,040	202,469
Property, plant and equipment, net	18,960	20,127	22,809	17,954
Intangible assets, net	21,491	26,029	31,745	21,192
Goodwill	29,835	29,835	29,835	23,414
Deferred income taxes	—	—	17,657	13
Other noncurrent assets	5,972	4,681	2,751	1,903
TOTAL ASSETS	$247,019	$264,619	$353,837	$266,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,225	$53,588	$79,823	$67,713
Current maturities of long-term debt	—	750	—	1,667
Contingent consideration	12	26	8,275	—
Revolving line of credit, current	37,055	12,774	—	—
Other accrued liabilities	38,362	32,507	17,846	18,182
Total current liabilities	126,654	99,645	105,944	87,562
Revolving line of credit	—	—	97,299	78,030
Deferred income taxes	703	464	—	—
Warrants	24,700	—	1,482	11,036
Long-term debt, less current maturities, net	54,439	110,392	53,805	2,361
Other noncurrent liabilities	8,351	13,458	10,434	1,473
TOTAL LIABILITIES	$214,847	$223,959	$268,964	$180,462

STOCKHOLDERS’ EQUITY
Preferred stock - $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—	$—	$—
Common stock - $0.001 par value; 50,000 shares authorized; 19,067, 11,567, 11,413 and 11,408 shares issued; 18,433, 10,922, 10,753 and 10,731 shares outstanding at December 31, 2017, 2016, 2015 and 2014, respectively	19	12	11	11
Additional paid-in capital	123,838	86,764	83,377	81,746
(Accumulated deficit) retained earnings	(82,147)	(34,535)	12,937	15,828
Treasury stock, at cost; 634, 645, 660 and 677 shares at December 31, 2017, 2016, 2015 and 2014, respectively	(9,538)	(11,581)	(11,452)	(11,102)
TOTAL STOCKHOLDERS’ EQUITY	32,172	40,660	84,873	86,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$247,019	$264,619	$353,837	$266,945
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	For the Year Ended December 31,
			2015	2014
	2017	2016	(Restated)	(Restated)
Net sales	$416,616	$339,465	$362,387	$347,580
Cost of sales	365,623	310,276	311,148	283,540
Gross profit	50,993	29,189	51,239	64,040
Operating expenses:
Research, development and engineering expenses	19,944	18,961	23,574	19,305
Selling, general and administrative expenses	44,256	28,522	28,837	23,142
Asset impairment charges	1	1,614	11,686	310
Amortization of intangible assets	4,838	5,716	4,582	1,013
Change in fair value of contingent consideration	—	(283)	(23)	(3,840)
Total operating expenses	69,039	54,530	68,656	39,930
Operating (loss) income	(18,046)	(25,341)	(17,417)	24,110
Other expense (income):
Interest expense	10,841	11,215	4,320	1,342
Loss (gain) from change in fair value of warrants	4,000	(1,413)	(9,300)	(6,170)
Loss on debt extinguishment and modifications	11,921	357	12	—
Other expense (income), net	2,361	359	144	(283)
Total other expense (income)	29,123	10,518	(4,824)	(5,111)
(Loss) income before income taxes	(47,169)	(35,859)	(12,593)	29,221
Income tax expense (benefit)	443	11,613	(9,702)	7,744
Net (loss) income	(47,612)	(47,472)	(2,891)	21,477
Deemed dividend on Series B preferred stock	(37,860)	—	—	—
Net (loss) income available to common stockholders	$(85,472)	$(47,472)	$(2,891)	$21,477

Weighted-average common shares outstanding:
Basic	13,787	10,931	10,808	10,705
Diluted	13,787	10,931	10,991	11,131
(Loss) earnings per common share:
Basic	$(6.20)	$(4.34)	$(0.27)	$2.01
Diluted	$(6.20)	$(4.47)	$(1.11)	$1.38
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity

Balance at December 31, 2013 (Restated)	$—	$11	$61,930	$(8,685)	$(5,649)	$47,607
Net income	—	—	—	—	21,477	21,477
Acquisition consideration, net of tax	—	—	4,379	—	—	4,379
Stock-based compensation expense	—	—	3,826	(2,417)	—	1,409
Stock-based compensation net settlement for withholding taxes	—	—	(430)	—	—	(430)
Excess tax benefit from exercise of stock-based awards	—	—	3,298	—	—	3,298
Exercise of private placement warrants	—	—	8,743	—	—	8,743

Balance at December 31, 2014 (Restated)	$—	$11	$81,746	$(11,102)	$15,828	$86,483
Net loss	—	—	—	—	(2,891)	(2,891)
Stock-based compensation expense	—	—	1,628	(350)	—	1,278
Stock-based compensation net settlement for withholding taxes	—	—	(351)	—	—	(351)
Excess tax benefit from exercise of stock-based awards	—	—	34	—	—	34
Exercise of private placement warrants	—	—	320	—	—	320

Balance at December 31, 2015 (Restated)	$—	$11	$83,377	$(11,452)	$12,937	$84,873
Net loss	—	—	—	—	(47,472)	(47,472)
Stock-based compensation expense	—	—	1,428	(129)	—	1,299
Stock-based compensation net settlement for withholding taxes	—	—	(110)	—	—	(110)
Exercise of private placement warrants	—	1	2,069	—	—	2,070

Balance at December 31, 2016	$—	$12	$86,764	$(11,581)	$(34,535)	$40,660
Net loss	—	—	—	—	(47,612)	(47,612)
Settlement of equity-related acquisition consideration	—	—	(712)	—	—	(712)
Stock-based compensation expense	—	—	(860)	2,043	—	1,183
Stock-based compensation net settlement for withholding taxes	—	—	(42)	—	—	(42)
Issuance of common stock to Weichai, net of fees	—	2	14,076	—	—	14,078
Issuance of Series B convertible preferred stock, net of fees	24,617	—	—	—	—	—
Deemed dividend on Series B convertible preferred stock	37,860	—	(37,860)	—	—	(37,860)
Conversion of Series B convertible preferred stock to common stock	(62,477)	5	62,472	—	—	62,477

Balance at December 31, 2017	$—	$19	$123,838	$(9,538)	$(82,147)	$32,172
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
			2015	2014
	2017	2016	(Restated)	(Restated)
Cash (used in) provided by operating activities:
Net (loss) income	$(47,612)	$(47,472)	$(2,891)	$21,477
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of intangible assets	4,838	5,716	5,287	2,108
Depreciation	4,634	4,582	4,030	2,520
Change in valuation of warrants	4,000	(1,413)	(9,300)	(6,170)
Stock compensation expense	473	1,619	1,501	1,487
Amortization of financing fees	4,117	3,048	443	87
Deferred income taxes	239	18,121	(9,058)	(1,624)
Loss on extinguishment of debt	11,921	357	12	—
Asset impairment charges	1	1,614	11,686	310
Tax benefit from exercise of stock-based compensation	—	(55)	—	—
Change in valuation of contingent consideration	—	(283)	(23)	(3,840)
Provision for doubtful accounts	67	80	288	70
Provision for inventory obsolescence	421	5,341	1,712	1,856
Loss (gain) on disposal of fixed assets	423	(663)	175	321
Other sources, net	13	413	681	612
Changes in operating assets and liabilities:
Trade accounts receivable, net	(8,391)	10,116	10,589	(30,682)
Inventory, net	13,366	55,564	(47,505)	(44,240)
Prepaid expenses and other assets	(2,284)	(12,893)	2,126	(3,224)
Trade accounts payable	(1,198)	(27,037)	5,913	37,647
Income taxes refundable (payable)	6,508	(1,783)	(7,673)	1,327
Accrued expenses	6,029	15,709	1,085	5,096
Other noncurrent liabilities	(5,260)	1,601	8,107	(232)
Net cash (used in) provided by operating activities	(7,695)	32,282	(22,815)	(15,094)
Cash flows from investing activities:
Capital expenditures	(5,061)	(3,872)	(8,409)	(8,214)
Proceeds from disposal of assets	—	2,466	—	—
Acquisitions of businesses, net of cash acquired	—	—	(34,227)	(44,122)
Other (uses) sources, net	(104)	(245)	(1,169)	14
Net cash used in investing activities	(5,165)	(1,651)	(43,805)	(52,322)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	60,000	55,000	5,000
Repayments of long-term debt	(71,400)		(4,028)	(972)
Financing fees	(928)	(5,802)	(1,517)	(154)
Net proceeds from stock offering and warrants	59,396	2,001	65	1,425
Proceeds from revolving line of credit	436,228	281,007	93,629	82,401
Repayments of revolving line of credit	(411,948)	(365,532)	(74,359)	(22,305)
Business acquisition contingent consideration payments	(26)	(8,348)	—	—
Tax benefit from exercise of stock-based compensation	—	—	65	2,706
Other uses, net	(754)	(110)	(351)	(430)
Net cash provided by (used in) financing activities	10,568	(36,784)	68,504	67,671
(Decrease) increase in cash	(2,292)	(6,153)	1,884	255
Cash at beginning of the year	2,292	8,445	6,561	6,306
Cash at end of the year	$—	$2,292	$8,445	$6,561
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies and Other Information
Nature of Business Operations
Power Solutions International, Inc. (“Power Solutions,” “PSI” or “the Company”), a Delaware corporation, is a global producer and distributor of a broad range of high-performance, certified low-emission power systems, including alternative-fueled power systems for original equipment manufacturers (“OEMs”) of off-highway industrial equipment and certain on-road vehicles and large custom-engineered integrated electrical power generation systems.
The Company’s customers include large, industry-leading and multinational organizations. The Company’s products and services are sold predominantly to customers throughout North America as well as to customers located throughout the Pacific Rim and Europe. The Company’s power systems are highly engineered, comprehensive systems which, through the Company's technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost considerations), allow the Company to provide its customers with power systems customized to meet specific industrial OEM application requirements, other technical customers' specifications and requirements imposed by environmental regulatory bodies.
The Company’s power system configurations range from a basic engine integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company also designs and manufactures large, custom engineered integrated electrical power generation systems for both standby and prime power applications. The Company purchases engines from third-party suppliers and produces internally-designed engines, all of which are then integrated into its power systems.
Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which it coordinates significant design efforts with third-party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third-party suppliers. Some of the key components (including purchased engines) embody proprietary intellectual property of the Company's suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide its customers with a comprehensive power system that can be incorporated, using a single part number, directly into a customer’s specified application. Capitalizing on its expertise in developing and manufacturing emission certified power systems and its access to the latest power system technologies, the Company believes that it is able to provide complete power systems to OEMs at a low cost and with fast design turnaround. In addition to the certified products described above, the Company sells diesel, gasoline and non-certified power systems and aftermarket components.
In March 2017, the Company executed a share purchase agreement (the “SPA”) with Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”). Under the terms of the SPA, Weichai invested $60.0 million in the Company purchasing a combination of newly issued Common and Preferred Stock as well as a stock purchase warrant (the “Weichai Warrant”).
Stock Ownership and Control
As of May 3, 2019, Weichai owned 51.5% of the Company’s outstanding shares of Common Stock. Additionally, Gary S. Winemaster, the Company's founder, former Chairman of the Board, Chief Executive Office and President and nonexecutive Chief Strategy Officer, owned approximately 16.1% of the Company's outstanding shares of Common Stock, and Kenneth J. Winemaster, the Company's Executive Vice President, owned approximately 9.7% of the Company's outstanding shares of Common Stock. Each of these stockholders, by virtue of their significant equity ownership in the Company, may be able to significantly influence all matters requiring stockholder approval, including the election and removal of Directors and any merger or other significant corporate transactions. The interest of these stockholders may not coincide with the interests of other stockholders. The concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. With the exercise of the Weichai Warrant on April 23, 2019, Weichai alone owns a majority of the outstanding shares of Common Stock and, therefore, possesses voting control over the Company sufficient to prevent any change of control from occurring.
Weichai entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the SPA. The Rights Agreement provides Weichai with representation on the Company’s Board of Directors (the “Board”) and management representation rights. To date, Weichai currently has three representatives on the Board. According to the Rights Agreement, with Weichai exercising the Weichai Warrant and becoming the owner of 51% of the outstanding shares of the Common Stock calculated on a fully-diluted as-converted basis (excluding certain excepted issuances), the Company shall cause the appointment to the Board of an additional individual designated by Weichai, and Weichai shall thereafter have the right to nominate for election four Directors and any additional number of designees necessary to ensure that its designees constitute the majority of the Directors serving on the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e). With Weichai becoming a majority beneficial owner of the Company's outstanding shares of its Common Stock, Weichai is able to exercise control over matters requiring stockholders' approval, including the election of the Directors, amendment of the Company's Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
Going Concern Considerations
The Company's management has concluded as of December 31, 2017 that, due to uncertainties surrounding the Company’s ability to amend or refinance its current debt agreements and the uncertainty as to whether it will have sufficient liquidity to fund its business activities, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Wells Fargo Credit Agreement (the “Wells Fargo Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”) and the Unsecured Senior Notes (the “Unsecured Senior Notes”), and refinancing or repaying the indebtedness outstanding under those agreements. The current Wells Fargo Credit Agreement maturity date is the earlier of March 31, 2021, or 60 days prior to the final maturity of the Unsecured Senior Notes, which currently mature on January 1, 2020, resulting in a current maturity date of November 2, 2019 for the Wells Fargo Credit Agreement.
Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the Unsecured Senior Notes by November 1, 2019. Management plans to seek additional liquidity from other lenders by November 1, 2019 to avoid acceleration of the Wells Fargo Credit Agreement. There can be no assurance that the Company's management will be able to effect a financing on acceptable terms or repay this outstanding indebtedness, when required or if at all. The consolidated financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
Furthermore, if the Company cannot raise capital on acceptable terms, it may not, among other things, be able to:

•	Continue to expand the Company's research and product investments and sales and marketing organization;

•	Expand operations both organically and through acquisitions; and

•	Respond to competitive pressures or unanticipated working capital requirements.
Basis of Presentation and Consolidation
The Company is filing this Annual Report on Form 10-K for the year ended December 31, 2017, which contains audited consolidated financial statements as of and for the years ended December 31, 2017, 2016, 2015 and 2014.
The consolidated financial statements for 2015 and 2014 included herein restate and replace the Company's previously issued audited annual consolidated financial statements, which were filed with the United States Securities and Exchange Commission (the “SEC”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Company's consolidated financial statements in this Form 10-K or in future filings with the SEC, as applicable, and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
See Note 2. Restatement of Previously Issued Consolidated Financial Statements for additional information regarding the restatement adjustments for 2015 and 2014.
The consolidated financial statements include the accounts of Power Solutions International, Inc. and its wholly-owned subsidiaries. The Company's Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the assets, liabilities, sales and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries in which the Company exercises control. All intercompany balances and transactions have been eliminated in consolidation.
The Company operates as one business and geographic operating segment. Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker (“CODM”). The Company’s CODM is its principal executive officer, who decides how to allocate resources and assess performance. A single management team reports to the CODM, who manages the entire business. The Company’s CODM reviews Consolidated Statements of Operations to make decisions, allocate resources and assess performance, and the CODM does not evaluate the profit or loss from any separate geography or product line.

Concentrations and Entity-wide Information
The following table summarizes net sales by end market:

(in thousands)	For the Year Ended December 31,
			2015	2014
End Market	2017	2016	(Restated)	(Restated)
Industrial	$190,724	$164,245	$174,203	$155,935
Energy	159,008	115,367	137,190	191,528
Transportation	66,884	59,853	50,994	117
Total	$416,616	$339,465	$362,387	$347,580
The following table summarizes net sales by geographic area:

(in thousands)	For the Year Ended December 31,
			2015	2014
Geographic Area	2017	2016	(Restated)	(Restated)
North America	$355,268	$304,621	$327,479	$323,474
Pacific Rim	42,221	22,827	25,356	17,719
Europe	14,205	11,065	9,552	5,705
Other	4,922	952	—	682
Total	$416,616	$339,465	$362,387	$347,580
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Year Ended December 31,
			2015	2014
	2017	2016	(Restated)	(Restated)
Customer A	16%	17%	16%	10%
Customer B	10%	**	**	**
Customer C	**	12%	**	10%
The following table presents customers individually accounting for more than 10% of the Company’s consolidated accounts receivable:

	As of December 31,
			2015	2014
	2017	2016	(Restated)	(Restated)
Customer A	18%	**	17%	15%
Customer B	13%	**	**	**
Customer C	**	**	12%	**
Customer D	**	30%	**	**
Customer E	**	**	**	16%
Customer F	**	**	**	11%
Customer G	**	**	10%	11%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Year Ended December 31,
			2015	2014
	2017	2016	(Restated)	(Restated)
Supplier A	21%	13%	11%	15%
Supplier B	**	**	18%	21%
**    Less than 10% of the total

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions include the valuation of allowances for uncollectible receivables, inventory reserves, warranty reserves, stock-based compensation, evaluation of goodwill, plant and equipment for impairment, and determination of useful lives of long-lived assets. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts recorded in the prior-period consolidated financial statements presented have been reclassified to conform to the current-period financial statement presentation. These reclassifications had no effect on previously reported results of operations.
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments that mature within three months or less. Such investments are stated at cost, which approximates fair value. The Company's revolving credit agreement currently includes a “lockbox” arrangement that receives all receipts and from which the Company can request increases in the revolver borrowings. See Note 7. Debt for additional information regarding the Wells Fargo Credit Agreement.
Stock-Based Compensation
The Company accounts for stock-based compensation expense based on the grant date fair value on the award with the cost recognized over the requisite service period, which is generally the vesting period of the respective award. See Note 13. Stock-Based Compensation for additional information.
Research and Development
Research and development (“R&D”) expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $18.4 million, $17.1 million, $21.5 million and $17.4 million for 2017, 2016, 2015 and 2014, respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to be settled or realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records net deferred tax assets to the extent that it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. As of December 31, 2017 and 2016, the Company had a valuation allowance of $32.0 million and $26.8 million, respectively. There was no valuation allowance recorded in 2015 or 2014.
The Company records uncertain tax positions in accordance with accounting guidance, on the basis of a two-step process whereby (i) it determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more-likely-than-not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the appropriate taxing authority has completed its examination even though the statute of limitations remains open, or the statute of limitation has expired. Interest and penalties related to uncertain tax positions are recognized as part of income tax expense and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. As of December 31, 2017, 2016, 2015 and 2014, the Company had an unrecognized tax benefit of $1.3 million, $1.2 million, $1.3 million and $0.9 million, respectively, for uncertain tax positions excluding interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 34 percent to 21 percent for tax years beginning after December 31, 2017. The Tax Act also provides for the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction and additional limitations on executive compensation. The Company recognized the income tax effects of the Tax Act in its 2017 financial statements. The Company has analyzed the Tax Act, and remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate has been made.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represent amounts billed to customers and not yet collected. Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable and is established through a charge to “Selling, general and administrative expenses.” The allowance is primarily determined based on historical collection experience and reviews of customer creditworthiness. Trade accounts receivable and the allowance for doubtful accounts are reviewed on a regular basis. When necessary, an allowance for the full amount of specific accounts deemed uncollectable is recorded. Accounts receivable losses are deducted from the allowance and the account balance is written off when the customer receivable is deemed uncollectable. Recoveries of previously written off balances are recognized when received. An allowance associated with anticipated future sales returns is also included in the allowance for doubtful accounts.
Insurance Recoveries
The Company records insurance recoveries related to amounts recorded as estimated losses on events covered by the Company's insurance policies when management determines that the recovery is probable and the amount can be reasonably determined.
Inventories
Inventories are stated at the lower of cost or net realizable value, which approximates current replacement cost. Cost is principally determined using the first-in, first-out method and includes material, labor and manufacturing overhead. It is the Company’s policy to review inventories on a continuing basis for obsolete, excess and slow-moving items and to record valuation adjustments for such items in order to eliminate non-recoverable costs from inventory. Valuation adjustments are recorded in an inventory reserve account and reduce the cost basis of the inventory in the period in which the reduced valuation is determined. Inventory reserves are established based on quantities on hand, usage and sales history, customer orders, projected demand and utilization within a current or future power system. Specific analysis of individual items or groups of items is performed based on these same criteria, as well as on changes in market conditions or any other identified conditions.
Inventories consist of the following:

(in thousands)	As of December 31,
			2015	2014
Inventories	2017	2016	(Restated)	(Restated)
Raw materials	$71,732	$70,498	$102,912	$92,360
Work in process	4,535	9,270	12,315	6,021
Finished goods	16,684	30,862	52,136	11,904
Total Inventories	92,951	110,630	167,363	110,285
Inventory allowance	(6,227)	(10,082)	(5,268)	(4,035)
Inventories, net	$86,724	$100,548	$162,095	$106,250
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Year Ended December 31,
			2015	2014
Inventory Allowance	2017	2016	(Restated)	(Restated)
Balance at beginning of period	$10,082	$5,268	$4,035	$2,982
Charged to expense	421	5,341	1,712	1,856
Write-offs	(4,276)	(527)	(479)	(803)
Balance at end of year	$6,227	$10,082	$5,268	$4,035

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	As of December 31,
			2015	2014
Prepaid Expenses and Other Current Assets	2017	2016	(Restated)	(Restated)
Insurance proceeds receivable	$10,563	$8,500	$—	$—
Prepaid expenses	3,710	4,072	2,578	4,840
Other	86	1,072	125	—
Total	$14,359	$13,644	$2,703	$4,840
Estimated insurance recoveries related to litigation reserves in “Other accrued liabilities” shown below are reflected as assets in the Company's Consolidated Balance Sheets when it is determined that the receipt of such amounts is probable, and the amount can be reasonably determined.
Property, Plant and Equipment
Property, plant and equipment are carried at cost and presented net of accumulated depreciation and impairments. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property, plant and equipment are evaluated periodically to determine if an adjustment to depreciable lives is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.
Repairs and maintenance costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.
Estimated useful lives by each type of asset category are as follows:

Years
Buildings	Up to 39
Leasehold improvements	Lesser of (i) expected useful life of improvement or (ii) life of lease (including likely extension thereof)
Machinery and equipment	1 to 10
Intangible Assets
The Company’s intangible assets include backlog, customer relationships, developed technology, trade names and trademarks. Intangible assets are amortized on an accelerated basis over a period of time that approximates the pattern over which the Company expects to gain the estimated economic benefits, and such period generally ranges between three months and 15 years. The useful life of intangible assets is assessed and assigned based on the facts and circumstances specific to the acquisition. See additional information related to intangible assets in Note 5. Acquisitions.
Impairment of Long-lived assets
The Company assesses potential impairments to its long-lived assets or asset groups, excluding goodwill, which is separately tested for impairment, whenever events indicate that the carrying amount of such assets may not be recoverable. Long-lived assets are evaluated for impairment by comparing the carrying value of the asset or asset group with the estimated future net undiscounted cash flows expected to result from the use of the asset or asset group, including cash flows from disposition. If the future net undiscounted cash flows are less than the carrying value, an impairment loss is calculated. An impairment loss is determined by the amount that the asset’s or asset group’s carrying value exceeds its estimated fair value. Estimated fair value is generally measured by discounting estimated future cash flows. If an impairment loss is recognized, the adjusted balance becomes the new cost basis and is depreciated (amortized) over the remaining useful life. The Company also periodically reassesses the useful lives of its long-lived assets due to advances and changes in technologies.
During 2016, 2015 and 2014, the Company recognized impairment charges of $1.6 million, $0.1 million and $0.3 million, respectively, related to the abandonment of certain fixed assets.
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to the net acquired assets. Goodwill is not amortized but is tested for impairment at the reporting unit level, on an annual basis or more frequently, if events occur or circumstances change indicating potential impairment. The Company annually tests goodwill for impairment on October 1st.

In evaluating goodwill for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not (i.e., there is a likelihood of more than 50%) that the Company's fair value is less than its carrying amount. Qualitative factors that the Company considers include, but are not limited to, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a two-step goodwill impairment test to identify potential goodwill impairment and measures the amount of goodwill impairment it will recognize, if any.
In the first step of the two-step goodwill impairment test, the Company compares the estimated fair value of the reporting unit with its related carrying value. The Company has had two reporting units since 2014: PSI and Professional Power Products, Inc. (“3PI”). If the estimated fair value exceeds the carrying amount, no further analysis is needed. If, however, the reporting unit's estimated fair value is less than its carrying amount, the Company proceeds to the second step and calculates the implied fair value of goodwill to determine whether any impairment is required.
The Company calculates its estimated fair value using the income and market approaches when feasible, or an asset approach when neither the income nor the market approach has sufficient data. For the income approach, a discounted cash flow method, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates and demand trends, expected future investments to grow new units, and estimated discount rates. The Company based these assumptions on its historical data and experience, third-party appraisals, industry projections, and micro and macro general economic condition projections and expectations. The market approach, also called the Guideline Public Company Approach, compares the value of an entity to similar publicly traded companies. The asset approach estimates the selling price the unit could achieve under assumed market conditions.
If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
			2015	2014
Other Accrued Liabilities	2017	2016	(Restated)	(Restated)
Warranty	$12,628	$10,200	$4,429	$2,428
Litigation reserves *	12,137	10,287	3	—
Deferred revenue	2,822	1,818	3,564	4,602
Accrued compensation and benefits	2,593	3,975	3,825	5,476
Professional services	1,974	1,509	544	500
Income taxes payable	375	131	107	2,973
Other	5,833	4,587	5,374	2,203
Total	$38,362	$32,507	$17,846	$18,182

*
Litigation reserves primarily consist of accruals for the settlement of the Securities Litigation as of December 31, 2017 and 2016 as well as the tentative settlement of the Federal Derivative Litigation as of December 31, 2017. The Company concluded that insurance recovery was probable and recognized full recovery of the settlement amounts in “Prepaid expenses and other assets”. See Note 10. Commitments and Contingencies for additional information.

Warranty Costs
The Company offers a standard limited warranty on the workmanship of its products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the U.S. Environmental Protection Agency (the “EPA”) and/or the California Air Resources Board (the “CARB”) and are longer than the Company’s standard warranty on certain emission related products. The Company’s products also carry limited warranties from suppliers. Costs related to supplier warranty claims are borne by the supplier; the Company’s warranties apply only to the modifications made to supplier base products. Warranty estimates are based on historical experience and represent the projected cost associated with the product. A liability and related expense are recognized at the time products are sold. The Company adjusts estimates when it is determined that actual costs may differ from initial or previous estimates.

Accrued product warranty activities are presented below:

(in thousands)	For the Year Ended December 31,
			2015	2014
Accrued Product Warranty	2017	2016	(Restated)	(Restated)
Balance at beginning of year	$10,200	$4,429	$2,428	$1,274
Current year provision	5,405	5,716	2,953	1,348
Acquisitions	—	—	963	1,600
Changes in estimates for preexisting warranties *	—	1,894	—	—
Payments made during the period	(2,977)	(1,839)	(1,915)	(1,794)
Balance at end of year	$12,628	$10,200	$4,429	$2,428

*
Change in estimates for pre-existing warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. The Company’s warranty liability is generally affected by failure rates, repair costs and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. In 2016, the Company recorded charges for adjustments for changes in estimates of $1.9 million ($1.2 million, net of tax), or $0.11 per diluted share.

Revenue Recognition
As of December 31, 2017, the Company recognizes revenue upon transfer of title and risk of loss to the customer, typically when products are shipped, provided there is persuasive evidence of an arrangement, the sales price is fixed or determinable, and management believes collectability is reasonably assured. Customer orders sometimes include multiple products that are delivered at different times. In these situations, revenue associated with the delivered components is recognized under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition Multiple-Element Arrangements, which considers whether products represent separate deliverables with stand-alone value. For discussion of the impact to revenue recognition resulting from the new revenue guidance, FASB ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, see the Recently Issued Accounting Pronouncements Not Yet Adopted section below.
The Company classifies shipping and handling charges billed to customers as revenue. Shipping and handling costs paid to others are classified as a component of cost of sales when incurred.
The Company provides various sales incentives to its customers, including rebate opportunities and price incentives for attaining specified volumes during a particular quarter or year. The Company accrues for the expected amount of these sales incentives as a reduction of revenue at the time of the original sale and updates its accruals as needed based on the best estimate of the volume levels the customer will reach during the measurement period. Historically, the Company has often, late in a fiscal quarter, offered to certain customers various incentives, such as extended payment terms or discounts, primarily in an effort to increase customer's orders during the period and achieve sales target goals. The Company also from time to time offers incentives with respect to the launch of new products.
Recently Issued Accounting Pronouncements - Adopted
In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This guidance specified cash flow statement classification of, among other things, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. This guidance is effective for periods beginning after December 15, 2017, with early adoption permitted. The Company had adopted this guidance and applied it retrospectively to all periods presented.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The ASU simplifies several aspects of the accounting for stock-based compensation transactions, including accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the consolidated statements of cash flows. The ASU was effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The Company adopted the new standard during the second quarter of 2016, with an effective date of January 1, 2016, which did not a have a significant impact on the Consolidated Balance Sheets or Consolidated Statements of Operations. Historically, these amounts were recorded as “Additional paid-in capital.” The Company also elected to apply the change prospectively to the Consolidated Statements of Cash Flows. As a result, on a prospective basis, share-based payments will be reported as operating activities in the Consolidated Statements of Cash Flows. The Company elected to recognize forfeitures as they occur. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance requires disclosures to compare carrying values to fair values of financial assets and liabilities, with some exceptions. This guidance is effective for annual and interim periods in 2018 but was early adopted by the Company on January 1, 2017. The adoption of this ASU did not have an impact on the Consolidated Balance Sheets or the Consolidated Statements of Operations.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which required companies to classify all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet instead of separating deferred taxes into current and noncurrent amounts. Although the standard is effective for the Company for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods, the Company chose early adoption as of the year ended December 31, 2015 and has prospectively classified all deferred tax assets and liabilities as noncurrent on its Consolidated Balance Sheet in accordance with the standard. Balances for 2014 were not required to be retrospectively adjusted.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (Topic 330), which simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The update is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2017. The adoption of this ASU had no impact on the Consolidated Balance Sheets or Consolidated Statements of Operations.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs. This new guidance required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard was effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, as permitted under the standard. The Company chose to early-adopt this guidance in 2015 and has therefore presented the debt issuance costs associated with the issuance of its Unsecured Senior Notes as a direct deduction from the carrying value of the liability as of December 31, 2015. See Note 7. Debt for additional information related to the Company’s Unsecured Senior Notes.
In August 2014, the FASB Issued ASU 2014-15, Presentation of Financial Statements-Going Concern; Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to annually evaluate whether there are conditions or events that raise substantial doubts about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. This guidance was effective for the annual period ending after December 15, 2016 and annual and interim periods thereafter, with early adoption permitted. See the discussion of going concern considerations above in this Note.
Recently Issued Accounting Pronouncements - Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires the use of existing accounting guidance applicable to software developed for internal use to be applied to cloud computing service contracts' implementation costs. The costs capitalized would be amortized over the life of the agreement, including renewal option periods likely to be used. This guidance is effective for fiscal 2020, with early adoption permitted. The Company does not anticipate that this guidance will have a material impact on its Consolidated Balance Sheet and Consolidated Statement of Operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement-Changes to the Disclosure Requirements for Fair Value Measurement, which both reduces and expands selected disclosure requirements. The principal changes expected to impact the Company's disclosure are requirements to disclose the range and weighted average of each of the significant unobservable items and the way the weighted average of a range is calculated for items in the “table of significant unobservable inputs.” The guidance also requires disclosure of changes in unrealized gains and losses in other comprehensive income and removes requirements regarding, among other items, disclosure of the valuation process for Level 3 measurements. This guidance is effective for all fiscal years and for interim periods within those years, beginning in fiscal 2020. The Company does not anticipate this guidance will have a material impact on its Consolidated Balance Sheet and Consolidated Statement of Operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019; early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The amendments in this ASU are to be applied on a prospective basis. The Company is continuing to evaluate the impact of this guidance on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments, which applies primarily to the Company's accounts receivable impairment loss allowances. The guidance provides a revised model whereby the current expected credit losses are used to compute impairment of financial instruments. The new model requires evaluation of historical experience and various current and expected factors, which may affect the estimated amount of losses and requires determination of whether the affected financial instruments should be grouped in units of account. The Company does not expect any material impact on its Consolidated Statements of Operations when this guidance becomes effective in fiscal 2020.
In February 2016, the FASB issued ASU 2016-02, Leases, which created ASC Topic 842, Leases and superseded the existing guidance in ASC 840, Leases. The core principle of ASU 2016-02 is that an entity should recognize on its balance sheets assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 required that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will depend on the lease's classification as a finance or operating lease. This new accounting guidance is effective for fiscal years beginning after December 15, 2018 under a modified retrospective approach, and early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, which modified the transition guidance in ASU 2016-02 to provide preparers the option to adopt the ASU as of the effective date instead of adjusting prior periods under the modified retrospective approach.
The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements. The Company is in the process of assessing its portfolio of leases and compiling a central repository of all active leases. It is also in the process of assessing the design of the future lease process and drafting a policy to address the new standard requirements. Key lease data elements are being evaluated. The Company has selected a software solution to track and account for leases under ASU 2016-02 and is in the process of implementing the solution. While the Company has not yet completed its evaluation of the impact the new lease accounting standard will have on its Consolidated Financial Statements, the Company expects to recognize material right-of-use assets and lease liabilities for its operating leases in the Consolidated Balance Sheet upon the effective date.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements of ASC 605, Revenue Recognition. This ASU provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. In August 2015, the FASB issued ASU 2015-14, which postponed the effective date of ASU 2014-09 to fiscal years and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016.
The Company adopted the new guidance effective January 1, 2018 using the modified retrospective approach and will expand its consolidated financial statement disclosures in order to comply with the ASU. The Company is continuing to evaluate the impact of this guidance on its financial statements.

Note 2. Restatement of Previously Issued Consolidated Financial Statements
The Company has restated its previously reported consolidated financial statements for the years ended December 31, 2015 and 2014. The restatement adjustments resulted in a cumulative net reduction to stockholders’ equity of $21.4 million and $4.3 million as of December 31, 2015 and 2014, respectively, and a reduction in previously reported net income by $17.2 million and $2.2 million for the years ended December 31, 2015 and 2014, respectively. The Company has also restated the December 31, 2013 retained earnings balance to recognize corrected items discussed below that relate to prior periods. Except as otherwise specified, all information presented in the consolidated financial statements and the related notes include all such restatements.
Summary of Restatement Items
During the Company's comprehensive internal review of its accounting practices as well as its previously issued consolidated financial statements, the Company identified the following categories which required restatement or reclassification and were comprised of a number of related adjustments that have been aggregated for disclosure purposes:
The following table sets forth the effects of the restatement adjustments on revenue and pretax income (loss) in the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014. Due to the substantial number of restatement adjustments, each of the restatement categories listed in the table below may represent multiple related adjustments that have been aggregated for disclosure purposes.

(in thousands)	For the Year Ended December 31,
	2015		2014
	Net Sales	Income (Loss) Before Income Taxes	Net Sales	Income (Loss) Before Income Taxes
Previously reported	$389,446	$13,890	$347,995	$34,539
Restatement adjustments:
Revenue recognition adjustments	(27,059)	(9,215)	(415)	(2,700)
Product development cost	—	(1,001)	—	(2,397)
Inventory valuation	—	(1,069)	—	38
Impairment of long-lived assets	—	(11,733)	—	(310)
Product warranty	—	(2,484)	—	591
Accrued liabilities	—	(1,106)	—	591
Purchase accounting	—	—	—	(845)
Equity investment	—	125	—	(286)
Net restatement adjustments	(27,059)	(26,483)	(415)	(5,318)
Restated	$362,387	$(12,593)	$347,580	$29,221
Revenue Recognition Adjustments
The Company did not have effective internal controls to ensure that all relevant supporting documentation related to information impacting revenue recognition was communicated and/or factored into the evaluation and determination of the accounting for revenue recognition. The Company reevaluated the application and conclusion of revenue recognition requirements on a significant number of transactions during the restatement periods. Procedures included reviewing supporting documentation as well as inquiry and forensic searches of emails and other communications. Based on the procedures performed, the Company concluded that there were numerous errors related to previous revenue recognition, including timing, amounts and classification of revenue recognized. These errors were generally related to the failure to meet all revenue recognition criteria, or, in some instances, there was insufficient supporting documentation for the original conclusions. In addition, there were instances in which additional information or side agreements were identified that contradicted the Company’s original accounting conclusions.
The Company recorded adjustments to reduce revenue by $27.1 million and $0.4 million in 2015 and 2014, respectively. The adjustments resulted in net decreases to income (loss) before taxes of $9.2 million and $2.7 million in 2015 and 2014, respectively.
The adjustments included the impact of correcting the Company’s revenue recognition for certain transactions in which revenue was previously recognized for undelivered products (“bill and hold transactions”). The Company determined that the transactions did not satisfy revenue recognition requirements for bill and hold transactions.
For transactions with a certain customer, the Company originally recognized revenue on a net basis. It was determined that the associated revenue should have been recognized on a gross basis, as the Company was the primary obligor in the arrangements. The adjustments to correct the presentation resulted in increases of revenue and cost of sales of $6.5 million and $7.9 million in 2015 and 2014, respectively.
Product Development Costs
The Company previously capitalized certain product development costs. The costs included R&D and engineering costs and emission certification costs. The Company concluded that these costs did not meet the applicable criteria for capitalization and should have been expensed as incurred, and as a result it recorded net adjustments of $1.0 million and $2.4 million in 2015 and 2014, respectively, to expense the costs in the proper periods.
Inventory Valuation
The Company did not have appropriate processes to evaluate and estimate the Company’s reserves for excess and obsolete inventory at lower of cost or market. It was concluded that the previous process was based on unsupportable general assumptions that did not appropriately reflect the expected future utilization of existing inventory on hand, considering the effects of known changes in the business or business outlook. The Company subsequently developed a robust review process that identifies inventory items that may be potentially obsolete, damaged or in excess of market demand. Underlying assumptions in the refined process were developed based on current and historical consumption data, and reserve estimates were established based on those assumptions and other relevant factors. As a result, the Company recognized a charge of $1.1 million to increase the Company’s inventory valuation reserves in 2015. In addition, it was determined that there were errors in the determination of the Company’s finished goods inventory valuation related to the capitalization of overhead costs. As a result, the Company recorded an immaterial adjustment to increase inventory and a corresponding benefit in 2014.

Impairment of Long-Lived Assets
The Company historically performed its annual goodwill impairment assessment based on one reporting unit, which represented the Company as a whole. It was determined that subsequent to the acquisition of 3PI in 2014, the Company should have been performing separate goodwill impairment assessments for the 3PI reporting unit. During the Company’s 2015 annual goodwill impairment assessment for the 3PI reporting unit, it was determined that the goodwill was impaired, and a charge of $11.6 million was recognized.
It was also determined that the Company did not have adequate internal controls to identify and evaluate potential impairments of long-lived assets, including the identification and write-offs of abandoned capital projects. It was determined that certain capital projects were abandoned during the impacted periods and that the Company should have recognized impairment charges of $0.1 million and $0.3 million in 2015 and 2014, respectively.
Product Warranty
The Company’s process to estimate its product warranty accrual was not designed to sufficiently factor in actual warranty claims experience. In addition, the model was not designed to adequately address the impacts of new-product offerings, with different warranty periods and risk profiles. With the introduction of engines that the Company fully manufactured as well as the introduction of engines supplied to the transportation market in 2015, the Company’s warranty costs have increased significantly, and there has also been increased volatility in warranty claims experience. The existing model did not adequately address these risks and deviations in experience from previous expectations. The Company's methodology used in its former warranty estimation model was determined to be incorrect; therefore, a more robust warranty estimation model was developed, and the Company recorded adjustments to recognize a charge of $2.5 million to increase the warranty accrual in 2015 and a benefit of $0.6 million to reduce the warranty accrual in 2014.
Accrued Liabilities
Certain transactions had been recorded to the wrong accounts, in the wrong periods, or could not be supported. Some accounts were not reconciled or had been classified inconsistently for reporting purposes. Certain estimate-based accruals, such as medical accruals, workers' compensation accruals, credit memo reserves and freight accruals, were not sufficiently documented and/or supportable. Various corrections and reclassifications were required to report balances at the correct amounts, in the correct periods or within the correct financial statement captions.
Purchase Accounting
The Company identified errors in the previous accounting for certain business acquisitions in 2015 and 2014, primarily related to the Company’s acquisition of 3PI. A measurement period adjustment recorded in 2014 to increase the opening balance of accrued warranties was determined to be an error. The adjustment was made to accrue for costs incurred subsequent to the acquisition of 3PI and anticipated future costs associated with out-of-policy warranty claims. Prior to the acquisition, 3PI did not historically incur costs associated with out-of-policy warranty claims. It was determined that the charges represented period costs, as they were reflective of post-acquisition management decisions and did not represent an assumed obligation as of the acquisition date. As a result, $0.8 million of warranty charges were recognized in 2014, and the related goodwill was decreased by the same amount.
In addition, it was concluded that the initial fair values of certain long-lived assets in the 3PI acquisition were not properly stated as the assets were impaired. As a result, the Company decreased the value of long-lived assets and increased goodwill by $0.7 million.
Equity Investment
The Company had an investment in an unconsolidated entity that was previously accounted for under the cost method. The Company’s ownership interest was approximately 9%, and it maintained two positions on the unconsolidated entity's five-member board. Based on the Company’s ownership percentage and board positions, it was concluded that the Company had significant influence over the operations of the unconsolidated entity, and, accordingly, it should have been accounted for under the equity method. Under the equity method, the Company’s initial investment should have been recorded at cost, with the carrying amount adjusted to recognize the Company’s share of the unconsolidated entity's earnings or losses.

Consolidated Statements of Operations Impact
The following table presents the effect of the restatement adjustments and reclassifications on the Consolidated Statement of Operations for 2015:

(in thousands, except for per share data)	Year Ended December 31, 2015
	Previously Reported	Restatement Adjustments and Reclassifications		Restated

Net sales	$389,446	$(27,059)		$362,387
Cost of sales	326,612	(15,464)		311,148
Gross profit	62,834	(11,595)		51,239
Operating expenses:
Research, development and engineering expenses	21,681	1,893		23,574
Selling, general and administrative expenses	27,376	1,461		28,837
Asset impairment charge	—	11,686		11,686
Amortization of intangible assets	4,582	—		4,582
Change in fair value of contingent consideration	—	(23)	—	(23)
Total operating expenses	53,639	15,017		68,656
Operating income (loss)	9,195	(26,612)		(17,417)
Other (income) expense:
Interest expense	4,327	(7)		4,320
Contingent consideration	48	(48)		—
Gain from change in fair value of warrants	(9,299)	(1)		(9,300)
Loss on debt extinguishment and modifications	—	12		12
Other expense, net	229	(85)		144
Total other income	(4,695)	(129)		(4,824)
Income (loss) before income taxes	13,890	(26,483)		(12,593)
Income tax benefit	(388)	(9,314)		(9,702)
Net income (loss)	$14,278	$(17,169)		$(2,891)

Weighted-average common shares outstanding:
Basic	10,808	—		10,808
Diluted	11,074	(83)		10,991
Earnings (loss) per common share:
Basic	$1.32	$(1.59)		$(0.27)
Diluted	$0.45	$(1.56)		$(1.11)

The following table presents the effect of the restatement adjustments and reclassifications on the Consolidated Statement of Operations for 2014:

(in thousands, except for per share data)	Year Ended December 31, 2014
	Previously Reported	Restatement Adjustments and Reclassifications	Restated

Net sales	$347,995	$(415)	$347,580
Cost of sales	280,950	2,590	283,540
Gross profit	67,045	(3,005)	64,040
Operating expenses:
Research, development and engineering expenses	16,900	2,405	19,305
Selling, general and administrative expenses	23,088	54	23,142
Asset impairment charge	—	310	310
Amortization of intangible assets	1,013	—	1,013
Change in fair value of contingent consideration	—	(3,840)	(3,840)
Total operating expenses	41,001	(1,071)	39,930
Operating income	26,044	(1,934)	24,110
Other expense (income):
Interest expense	1,331	11	1,342
Contingent consideration	(3,840)	3,840	—
Gain from change in fair value of warrants	(6,169)	(1)	(6,170)
Other expense (income), net	183	(466)	(283)
Total other income	(8,495)	3,384	(5,111)
Income before income taxes	34,539	(5,318)	29,221
Income tax expense	10,813	(3,069)	7,744
Net income	$23,726	$(2,249)	$21,477

Weighted-average common shares outstanding:
Basic	10,707	(2)	10,705
Diluted	11,132	(1)	11,131
Earnings (loss) per common share:
Basic	$2.22	$(0.21)	$2.01
Diluted	$2.13	$(0.75)	$1.38

Consolidated Balance Sheets Impact
The following table sets forth the effects of the restatement adjustments and reclassifications adjustments on the Company's Consolidated Balance Sheet as of December 31, 2015:

(in thousands)	As of December 31, 2015
	Previously Reported	Restatement Adjustments and Reclassifications	Restated
ASSETS
Current assets
Cash and cash equivalents	$8,445	$—	$8,445
Accounts receivable, net	104,365	(33,833)	70,532
Income tax receivable	5,230	35	5,265
Inventories, net	130,347	31,748	162,095
Prepaid expenses and other current assets	4,288	(1,585)	2,703
Total current assets	252,675	(3,635)	249,040
Property, plant and equipment, net	26,001	(3,192)	22,809
Intangible assets, net	31,745	—	31,745
Goodwill	41,466	(11,631)	29,835
Deferred income taxes	819	16,838	17,657
Other noncurrent assets	7,230	(4,479)	2,751
TOTAL ASSETS	$359,936	$(6,099)	$353,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$76,078	$3,745	$79,823
Contingent consideration	8,788	(513)	8,275
Other accrued liabilities	14,396	3,450	17,846
Total current liabilities	99,262	6,682	105,944
Revolving line of credit	97,299	—	97,299
Warrants	1,482	—	1,482
Long-term debt, less current maturities, net	53,820	(15)	53,805
Other noncurrent liabilities	1,776	8,658	10,434
TOTAL LIABILITIES	$253,639	$15,325	$268,964

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—	$—
Common stock	12	(1)	11
Additional paid-in capital	75,179	8,198	83,377
Retained earnings	35,356	(22,419)	12,937
Treasury stock, at cost	(4,250)	(7,202)	(11,452)
TOTAL STOCKHOLDERS’ EQUITY	106,297	(21,424)	84,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,936	$(6,099)	$353,837

The following table sets forth the effects of the restatement adjustments and reclassifications on the Company's Consolidated Balance Sheet as of December 31, 2014:

(in thousands)	As of December 31, 2014
	Previously Reported	Restatement Adjustments and Reclassifications	Restated
ASSETS
Current assets
Cash and cash equivalents	$6,561	$—	$6,561
Accounts receivable, net	81,740	(5,474)	76,266
Inventories, net	93,903	12,347	106,250
Prepaid expenses and other current assets	4,801	39	4,840
Deferred income taxes	3,998	4,554	8,552
Total current assets	191,003	11,466	202,469
Property, plant and equipment, net	20,892	(2,938)	17,954
Intangible assets, net	21,392	(200)	21,192
Goodwill	23,546	(132)	23,414
Deferred income tax asset	—	13	13
Other noncurrent assets	5,804	(3,901)	1,903
TOTAL ASSETS	$262,637	$4,308	$266,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$60,877	$6,836	$67,713
Current maturities of long-term debt	1,667	—	1,667
Other accrued liabilities	13,504	4,678	18,182
Total current liabilities	76,048	11,514	87,562
Revolving line of credit	78,030	—	78,030
Deferred income taxes	3,241	(3,241)	—
Warrants	11,036	—	11,036
Long-term debt, less current maturities, net	2,361	—	2,361
Other noncurrent liabilities	1,122	351	1,473
TOTAL LIABILITIES	$171,838	$8,624	$180,462

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—	$—
Common stock	12	(1)	11
Additional paid-in capital	73,959	7,787	81,746
Retained earnings	21,078	(5,250)	15,828
Treasury stock, at cost	(4,250)	(6,852)	(11,102)
TOTAL STOCKHOLDERS’ EQUITY	90,799	(4,316)	86,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,637	$4,308	$266,945

Consolidated Statements of Cash Flows Impact
The following table includes comparison of selected previously reported and restated information from the Company's Consolidated Statements of Cash Flows for 2015 and 2014:

(in thousands)	For the Year Ended December 31,
	2015		2014
	Previously Reported	Restated	Previously Reported	Restated

Net cash used in operating activities	$(23,049)	$(22,815)	$(15,685)	$(15,094)
Net cash used in investing activities	(43,570)	(43,805)	(51,713)	(52,322)
Net cash provided by financing activities	68,503	68,504	67,653	67,671
Increase in cash	1,884	1,884	255	255
Cash at beginning of year	6,561	6,561	6,306	6,306
Cash at end of year	$8,445	$8,445	$6,561	$6,561
Pre-2014 Restatement Adjustments
Retained earnings as of December 31, 2013 were adjusted to correct the cumulative effect of errors in 2013 and prior periods. The errors, on a pretax basis, primarily related to the accounting treatment for capitalized product development costs that resulted in a charge of $3.6 million, increase in inventory valuation reserve of $1.5 million, accrued liability benefit of $0.3 million and equity investment benefit of $0.3 million, as described above.
Under the provisions of the Company’s incentive compensation plan (the 2012 Plan), new awards were to be issued from the Company’s available treasury stock. The Company previously accounted for the 2012 Plan related stock issuances, net of shares used to satisfy tax withholdings, as new-share issuances. Treasury stock has been adjusted to reflect the issuance of the shares from treasury stock as well as the effect of the tax withholdings. In addition, activity in subsequent periods was restated to reflect the proper accounting treatment for similar transactions.
The following table sets forth the effect of the restatement adjustments on the components of total stockholders' equity as of December 31, 2013:

(in thousands)	As of December 31, 2013
Stockholders' Equity	Previously Reported	Restatement Adjustments	Restated
Common stock	$11	$—	$11
Additional paid-in capital	57,308	4,622	61,930
Accumulated deficit	(2,648)	(3,079)	(5,649)
Treasury stock, at cost	(4,250)	(4,435)	(8,685)
Total	$50,421	$(2,891)	$47,607

Note 3.	Weichai Transactions
In March 2017, the Company and Weichai executed the SPA in which the Company issued stock and a warrant to Weichai for aggregate proceeds of $60.0 million, comprised of:

•	2,728,752 shares of Common Stock;

•	2,385,624 shares of Series B Redeemable Convertible Preferred Stock (“Series B Convertible Preferred Stock”) convertible on a two-for-one basis into 4,771,248 shares of Common Stock; and

•
The Weichai Warrant was exercisable for any number of additional shares of Common Stock such that Weichai, upon exercise, would hold 51% of the Common Stock then outstanding (on a fully-diluted as-converted basis). The Weichai Warrant also included an option to be exercised for Series B Convertible Preferred Stock upon approval of the Company's stockholders.

The Company used proceeds from the sale of the above securities pursuant to the SPA and borrowings under the Wells Fargo Credit Agreement to pay off the outstanding TPG Term Loan (the “TPG Term Loan”) with TPG Specialty Lending, Inc. (“TPG”), discussed in Note 7. Debt.

In August 2017, Gary S. Winemaster, former Chairman of the Board, Chief Executive Officer and President and nonexecutive Chief Strategy Officer, separately sold 200,000 additional shares to Weichai.
Series B Redeemable Convertible Preferred Stock
The Series B Convertible Preferred Stock was automatically convertible into Common Stock upon stockholder approval, as defined in the SPA. Commencing on September 30, 2017, Weichai was entitled to cumulative dividends at a stated rate of 10% per share, payable quarterly upon declaration by the Board, or as a liquidation preference for the Series B Convertible Preferred Stock. Any unpaid and deferred cash dividends would be deemed canceled and null upon conversion of the Series B Convertible Preferred Stock.
In the event of liquidation, dissolution or winding-up of the Company, the holders of the Series B Convertible Preferred Stock would have been entitled to receive out of the assets of the Company available for distribution to stockholders of the Company, before any distributions on the Common Stock or any other junior stock, an amount equal to the greater of the liquidation preference ($16.00 per share), plus accrued and unpaid dividends, or the amount that would otherwise be payable on an as-converted basis assuming the conversion of the Series B Convertible Preferred Stock into Common Stock.

The Series B Convertible Preferred Stock also included a $23.1 million contingent beneficial conversion feature (“BCF”) that was considered to be “in the money” and “contingently beneficial” to Weichai, the warrant holder, upon the actual exercise of the Weichai Warrant, at Weichai's option at the commitment date, March 31, 2017, as the Company's stock price was greater than the conversion price at the commitment date. The Series B Convertible Preferred Stock and the Common Stock were assigned value based on their relative fair values after reducing the net proceeds from the Weichai transaction by the fair value of the Weichai Warrant, as required by accounting guidance. The resulting discount on the Series B Convertible Preferred Stock was accreted, with the remaining unaccreted amount included in the deemed dividend discussed below under “Deemed Dividend and Beneficial Conversion Feature.”
In November 2017, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Weichai that resulted in conversion of the 2,385,624 shares of Series B Convertible Preferred Stock into 4,771,248 shares of Common Stock.
Weichai Warrant
The Weichai Warrant was exercisable for a ninety (90) day period from September 30, 2018 to December 31, 2018 at a price per share of Common Stock equal to 85% of the Volume-Weighted Average Price (“VWAP”) during the 20-day trading period immediately preceding the warrant exercise date or at a price per share of Common Stock equal to 50% of such preceding VWAP if the Company was delisted from NASDAQ as of September 30, 2018. The Weichai Warrant exercise price was subject to further reduction pursuant to a formula that provided for such adjustment in case the Company’s 2017 adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) (as defined within the SPA) were less than $22.0 million, or its net book value per share as of December 31, 2016 was less than $8.00, provided that the aggregate amount of such downward adjustments would not exceed $15.0 million.
The Exchange Agreement executed on November 30, 2017 amended the Weichai Warrant (the “Restated Warrant”) in addition to converting the Series B Convertible Preferred Stock to Common Stock as noted above. Under the Exchange Agreement, the Restated Warrant (i) was exercisable for Common Stock without obtaining stockholder approval, (ii) was no longer exercisable for Series B Convertible Preferred Stock and (iii) permitted the Company to accelerate the exercise of the Restated Warrant prior to September 30, 2018, to the extent that the Company required additional financing for any reason.
In September 2018, the Weichai Warrant was amended under terms of a second amended and restated warrant (“Amended and Restated Warrant”) to defer its exercise date to a 90-day period commencing April 1, 2019, at a price per share of the Company's Common Stock equal to the lesser of (i) 50% of the VWAP during the 20 consecutive trading day period preceding October 1, 2018 and (ii) 50% of the VWAP during the 20 consecutive trading day period preceding the date of exercise, subject to an adjustment that could reduce the exercise price by up to $15.0 million. In the event that the adjustment exceeded the exercise price, the excess would be due to the warrant holder.
On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company's Common Stock. The exercise proceeds for the warrants of $1.6 million were based on 50% of the VWAP during the 20 consecutive trading day period preceding April 23, 2019 and $15.0 million reduction in the exercise price described above.
Valuation and Accounting for Issuance and Conversion to Common Stock, Series B Convertible Preferred Stock (and Related Beneficial Conversion Feature) and Weichai Warrant
Detachable warrants issued in a bundled transaction with debt and equity offerings should be accounted for separately. If the warrants are classified as a liability recorded at fair value, then the total proceeds from the transaction are first allocated to the warrants based on their fair value, and residual proceeds are allocated to the remaining instruments based on their relative fair value.
The Weichai Warrant is a freestanding derivative financial instrument that is not indexed solely to the Company's Common Stock due to the Weichai Warrant's exercise terms. Therefore, the Weichai Warrant is presented at fair value in the Company's Consolidated Balance Sheets in “Warrants” for $20.7 million at March 31, 2017 and $24.7 million at December 31, 2017. Changes in fair value of a loss of $4.0 million are reported in “Loss (gain) from change in fair value of warrants” in the Company's 2017 Consolidated Statement of Operations. See Note 8. Fair Value of Financial Instruments for additional details and assumptions used in valuing the Weichai Warrant, as well as 2017 fair value adjustments.
The carrying values of the Common Stock and the Series B Convertible Preferred Stock were determined based on their relative fair values to the $39.3 million in aggregate remaining proceeds: $14.3 million was allocated to Common Stock and $25.0 million was allocated to the Series B Convertible Preferred Stock.
Deemed Dividend and Beneficial Conversion Feature
The difference between the stated proceeds related to the Common Stock and the Series B Convertible Preferred Stock of $38.7 million, pursuant to the SPA, and the net proceeds allocated to the Series B Convertible Preferred Stock based on relative fair value of $24.6 million (net of $0.4 million in transaction costs), is a discount of $14.1 million related to the Series B Convertible Preferred Stock, which was fully accreted onto the Consolidated Balance Sheet as part of the deemed dividend of $37.8 million; which was recorded in “Additional paid-in capital”, as the Company had no retained earnings from the issuance date on March 31, 2017 until November 30, 2017, the date the Series B Convertible Preferred Stock was converted into Common Stock. The remaining portion of the deemed dividend was comprised of the $23.1 million BCF, which was recorded on the conversion date.
Additionally, the Company recorded the exercise of the conversion option by reclassifying the $62.9 million carrying value of the Series B Convertible Preferred Stock to Common Stock, par value of $0.001 per share, with the remainder to “Additional paid-in capital.”
Deemed dividends on Series B Convertible Preferred Stock were considered for calculations of earnings (loss) per share on Common Stock in 2017. See Note 14. Earnings Per Share.
The Series B Convertible Preferred Stock also included a nondetachable contingent BCF that was considered to be “in the money” and “contingently beneficial” to Weichai, the warrant holder, upon the actual exercise of the warrant, at Weichai's option at the commitment date, March 31, 2017, as the Company's stock price was greater than the conversion price at the commitment date.
The contingent BCF was recognized when the Series B Convertible Preferred Stock was converted into Common Stock. The carrying value for the contingent BCF was determined to be $23.1 million, based on conversion of 4,771,248 shares and a per-share value of $4.85. The contingent BCF was included in the amount of deemed dividend on the Series B Convertible Preferred Stock when converted on November 30, 2017.
Weichai Collaboration Arrangement
The Company and Weichai executed a strategic collaboration agreement (the “Collaboration Agreement”) on March 20, 2017, in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experiences, expertise and resources. Among other things, the collaboration arrangement established a joint steering committee, permitted Weichai to second a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations, related to stationary natural-gas applications and Weichai Diesel Engines. The collaboration arrangement provided for the steering committee to create various sub-committees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The collaboration arrangement has a term of three years.
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements, where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. As of December 31, 2017, sales and purchases among the parties under the arrangement have been insignificant.

Note 4.  Property, Plant and Equipment, and Leases
Property, plant and equipment by type were as follows:

(in thousands)	As of December 31,
			2015	2014
Property, Plant and Equipment	2017	2016	(Restated)	(Restated)
Land	$—	$—	$260	$260
Buildings	—	—	1,471	1,471
Leasehold improvements	6,320	6,199	6,450	3,333
Machinery and equipment	27,379	24,490	23,523	17,500
Construction in progress	2,036	2,084	2,466	3,566
Total property, plant and equipment, at cost	35,735	32,773	34,170	26,130
Accumulated depreciation	(16,775)	(12,646)	(11,361)	(8,176)
Property, plant and equipment, net	$18,960	$20,127	$22,809	$17,954
Property, plant and equipment in 2016 includes a noncash conversion of inventory of $1.1 million purchased prior to 2016.
Leases
The Company leases certain buildings and equipment under various non-cancelable operating leases and a capital lease. Rent expense under operating leases approximated $4.7 million, $5.2 million, $4.9 million and $3.6 million for 2017, 2016, 2015 and 2014, respectively. Rent expense is recorded on a straight-line basis over the period of the lease term. The Company recognized the capital lease obligation of $0.4 million and related leased equipment based on the present value of the minimum lease payments at lease inception.
The future minimum lease payments due under operating and capital leases in effect, as amended and extended, as of December 31, 2017, were as follows:

(in thousands)	Operating	Capital
2018	$4,341	$22
2019	4,136	21
2020	3,786	20
2021	3,482	20
2022	3,578	19
2023 and beyond	3,202	51
Total	$22,525	$153
In July 2018, the Company entered into the first and second lease amendments for two industrial buildings located in Wood Dale, Illinois. The extended terms of the lease amendments are from August 1, 2018 through and including July 31, 2023. These buildings are used for manufacturing, warehousing and certain administrative functions. Total base rental payments over these extended periods are $9.4 million and are included in the future minimum lease payments above.
In December 2018, the Company entered into a new lease agreement for an industrial building located in Hanover Park, Illinois. The terms of the lease are from January 1, 2019 through and including July 31, 2023. This building is used primarily for operations, storage and certain administrative functions. Total base rental payments over the life of the lease are $4.2 million, which are not included in the future minimum lease payments above.

Note 5. Acquisitions
The Company accounts for business combinations by recording assets acquired and liabilities assumed at their respective fair values. The excess of the acquisition consideration over the fair value of tangible and intangible assets acquired and liabilities assumed, if any, is then allocated to goodwill.
The estimated fair values of assets acquired and liabilities assumed are based on the information that was available through the date of the most recent balance sheet and are provisional, until the Company has completed the required analysis of fair values to be assigned to the assets acquired and the liabilities assumed. The ultimate determination of fair values assigned to the assets acquired and the liabilities assumed requires management to make significant assumptions and estimates. The more significant assumptions include estimating future cash flows and developing appropriate discount rates. These estimates and assumptions of the fair-value allocation are subject to change upon the finalization of all valuation analyses. When required, valuations are prepared to determine the estimated fair values of trade receivables, inventory, machinery and equipment, intangible assets and liabilities assumed, including contingent consideration. Fair value measurements can be subjective, and the reasonable application of measurement principles may result in a range of alternative estimates using the same facts and circumstances. The final allocation could be materially different from the preliminary allocation recorded in the Company’s Consolidated Balance Sheet.
The Company's consolidated financial statements include the assets, liabilities and operating results of each acquired business subsequent to the date of each respective acquisition.
Acquisition Summary
Powertrain Integration, LLC
In May 2015, the Company entered into an Asset Purchase Agreement (“APA”) with Powertrain Integration, LLC (“Powertrain”) and its owners to acquire the assets of Powertrain. Powertrain provides on-road powertrain solutions, including systems, components and services for niche OEM automakers and fleets. Powertrain also specializes in alternative-fueled gasoline and diesel systems and offers design, engineering, testing and production capabilities to deliver one-stop vehicle integration. The acquisition of Powertrain provided the Company with an opportunity to establish and strengthen its relationships with key customers and solidified the Company’s transportation end market position, knowledge and experience. The transaction also positioned the Company as the only on-highway OEM integrator for General Motors Company (“GM”) powertrains.
At closing, the Company paid cash of $20.9 million representing the initial cash consideration adjusted for estimated working capital. Subsequently, the Company recorded a $0.1 million favorable final working capital adjustment that reduced the net cash paid to $20.8 million. The purchase price was subject to further adjustments for assumed liabilities and contingent consideration consisting of the Base and Additional Earn-outs, as described in the APA. The contingent consideration attributable to the Base Earn-out was based upon the 2015 full-year net sales of Powertrain, with a maximum value of $8.0 million and the Additional Earn-out was defined as the Base Earn-out multiplied by the greater of (i) a 5.0% per annum rate or (ii) the rate of growth of the Company’s volume-weighted Common Stock price from the acquisition announcement to year-end.
The aggregate fair value of the Base and Additional Earn-outs of $8.2 million was initially estimated using a Monte Carlo simulation model and was considered a Level 3 financial instrument, as the inputs to determine the fair value were unobservable. The initial fair value of the contingent consideration and cash paid at closing, along with the final working capital adjustment, resulted in a purchase price of $29.0 million.
The contingent consideration is reflected within “Contingent Consideration” in the Company’s Consolidated Balance Sheet at December 31, 2015 with adjustments to the liability recognized within “Change in fair value of contingent consideration” in the Company’s Consolidated Statements of Operations. As of December 31, 2015, the Base and Additional Earn-outs were finalized based on the final inputs in the calculations. There were no material changes in the fair value of the contingent consideration during 2015, and, under the terms of the APA, the final amount was paid in cash during 2016.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the Powertrain acquisition:

(in thousands)	Purchase Price Allocation
Purchase consideration:
Initial cash paid at date of acquisition	$20,873
Fair value of contingent consideration	8,200
Working capital adjustment	(97)
Total purchase consideration	$28,976

Allocation of consideration to assets acquired and liabilities assumed:
Accounts receivable	$4,931
Inventories	1,890
Prepaid expenses and other current assets	23
Property, plant and equipment	314
Intangible assets	13,600
Goodwill	15,311
Other non-current assets	24
Current liabilities	(7,117)
Net assets acquired	$28,976
During the restatement process, the Company identified a warranty accrual adjustment to Powertrain's opening balance sheet in the amount of $0.3 million. The table above, as presented, includes this restatement adjustment. See Note 2. Restatement of Previously Issued Consolidated Financial Statements for additional information.
The intangible assets are amortized over their respective estimated useful lives as follows:

(in thousands)	Asset Amount	Estimated Life
Backlog	$600	3 months
Customer relationships	13,000	12 years
Total intangible assets	$13,600
The weighted-average useful life of the intangibles identified above is approximately 11.5 years, which approximates the period over which the Company expects to gain the estimated economic benefits. The fair value of backlog and customer relationships were derived using the multi-period excess earnings method, an income approach. The Company used several assumptions, including revenue and operating expense growth rates, customer attrition rates and discount rates. The multi-period excess earnings method is based on valuations involving significant unobservable inputs that were Level 3 inputs in the fair-value hierarchy.
Goodwill primarily relates to geographic expansion of product sales, manufacturing and other synergies of the combined companies, including the value of the assembled workforce.
Bi-Phase Technologies, LLC
In May 2015, the Company acquired all of the membership interests in Bi-Phase Technologies, LLC (“Bi-Phase”), a Minnesota limited liability company and wholly-owned subsidiary of TPB, Inc., a Minnesota corporation. Bi-Phase was engaged in the design and manufacture of liquid propane electronic fuel-injection systems to allow for the conversion of vehicles from gasoline to propane fuel. Bi-Phase systems achieved EPA and CARB on-highway certification for certain engines. The Company uses the Bi-Phase fuel-injection system on propane school buses, trucks and tractors.
The initial purchase price was $3.6 million in cash plus certain working capital adjustments, assumption of certain liabilities and Earn-out Payments as defined in the “Membership Interest Purchase Agreement” under which the transaction took place. Subsequently, the Company paid an additional $0.3 million representing the final working capital adjustment, for total cash consideration of $3.9 million before the contingent consideration. The Company also recorded a liability for the fair value of contingent consideration of $0.5 million, representing an estimate of the Earn-out Payments expected to be paid in connection with the Bi-Phase acquisition. This contingent consideration was based upon certain sales of Bi-Phase fuel systems over a period of three to five years. Accordingly, the aggregate purchase price was $4.4 million. Through December 31, 2017, the Company had paid an immaterial amount of additional consideration related to the Bi-Phase acquisition.
The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the Bi-Phase acquisition:

(in thousands)	Purchase Price Allocation
Purchase consideration:
Initial cash paid at date of acquisition	$3,619
Fair value of contingent consideration	540
Working capital adjustment	266
Purchase price, net of cash acquired	$4,425

Allocation of consideration to assets acquired and liabilities assumed:
Accounts receivable	$212
Inventories	2,103
Prepaid expenses and other current assets	166
Property, plant and equipment	113
Intangible assets	860
Goodwill	1,217
Current liabilities	(246)
Net assets acquired	$4,425
The intangible assets are amortized over their respective estimated useful lives as follows:

(in thousands)	Asset Amount	Estimated Life
Developed technology	$700	7 years
Customer relationships	160	15 years
Total intangible assets	$860
The weighted-average useful life of the intangibles identified above is approximately 8.5 years, which approximates the period over which the Company expects to gain the estimated economic benefits.
Goodwill primarily consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies and the value of the assembled workforce.
Buck’s Acquisition Company, LLC
In March 2015, the Company acquired all of the membership interests in Buck’s Acquisition Company, LLC (“Buck’s”) from United Engines Powertrain, doing business as Buck’s Engines and United Holdings, LLC, for cash consideration of $9.7 million. Buck’s manufactured alternative-fueled engines for industrial markets and was formerly a product line of United Engines, LLC. Buck’s supplies a range of alternative-fueled engines that run on natural gas, propane and liquid propane gas fuels. Buck’s targets an extensive range of industrial applications, including irrigation, gas compression, oil production, industrial equipment, power generation, mobile equipment, wind turbines and re-power applications. The acquisition added the Buck’s customer base to the Company’s existing customer base and enabled the Company to take advantage of economies of scale to further expand its product offering in the alternative-fueled engine markets.

The following table summarizes the purchase price allocation of the fair value of assets acquired and liabilities assumed in the Buck's acquisition:

(in thousands)	Purchase Price Allocation
Purchase Consideration:
Cash Consideration at date of acquisition	$9,735

Allocation of consideration to assets acquired:
Inventories	$6,598
Property, plant and equipment	231
Intangible assets	1,380
Goodwill	1,526
Net assets acquired	$9,735
The Company recorded an inventory step-up of $0.3 million to reflect inventory at its fair value as of the date of the acquisition. All of the step-up was amortized as a noncash charge to cost of goods sold during 2015, as all acquired inventory was sold.
The intangible asset is amortized over its estimated useful life as follows:

(in thousands)	Asset Amount	Estimated Life
Customer relationships	$1,380	10 years
Goodwill primarily consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies and the value of the assembled workforce.
Professional Power Products, Inc.
In April 2014, pursuant to a stock purchase agreement with Carl L. Trent and Kenneth C. Trent (collectively, the “Trents”) and CKT Holdings Inc., a Wisconsin corporation owned by the Trents, the Company acquired 3PI, a designer and manufacturer of large, custom engineered integrated electrical power generation systems serving the global diesel and natural-gas power generation markets, power generation systems and equipment for both standby and prime. 3PI also produces switchgear, control panels, load banks, mobile power trailers and UL tanks. 3PI’s products are used in a wide range of industries; including utilities, offshore oil and gas platforms, hospital systems, data centers, mining, transportation operations in remote locations, corporate and government buildings, and educational institutions. The acquisition extends the Company’s global reach, broadens the Company’s product offerings and customer base, and is expected to help accelerate growth and provide value-added power solutions fueled by diesel and natural-gas trends.
The Company acquired all of the issued and outstanding stock of 3PI for an initial cash purchase price of $45.4 million, including cash acquired of $1.3 million. The Company also agreed to pay additional consideration, which consisted of (i) fixed consideration of 65,772 shares of the Company's Common Stock at a future date and (ii) variable contingent consideration of up to an additional 131,544 shares of the Company's Common Stock, based upon the final determination of 3PI's 2014 EBITDA.
Including the fair value of this contingent consideration that was valued at $8.9 million at the date of acquisition, the total consideration, net of cash acquired, was valued at $53.0 million.

(in thousands)	Purchase Price Allocation
(Restated)
Purchase consideration:
Initial cash paid at date of acquisition, net of acquired cash	$44,122
Fair value of contingent consideration	3,840
Fair value of the fixed number of shares of Common Stock	5,060
Purchase considerations:	$53,022

Allocation of consideration to assets acquired and liabilities assumed:
Accounts receivable	$3,989
Inventories	4,953
Prepaid expenses and other current assets	243
Property, plant and equipment	2,346
Intangible assets	23,300
Goodwill	23,414
Current liabilities	(5,223)
Net assets acquired	$53,022
The Company also recorded an inventory step-up of $0.4 million to record inventory at fair value as of the date of the acquisition. All of the step-up was amortized as a noncash charge to “Cost of goods sold” during 2014, as the acquired inventory was sold.
The fair value of the fixed number of shares of the Company's Common Stock was determined based on its stock price on the date of acquisition and was recognized as an increase of $4.4 million, net of tax, to “Additional paid-in capital.” The fair value of the variable portion of the contingent consideration was recorded as a liability, with changes in the fair value subsequently recognized within “Change in fair value of contingent consideration” in the Company’s Consolidated Statement of Operations. The fair value of the variable portion of the contingent consideration was estimated based on a Monte Carlo simulation model utilizing unobservable inputs and was considered a Level 3 financial instrument. The initial fair value of the variable portion was estimated to be $3.8 million. During 2014, due to a decrease in the fair value of the variable portion of the contingent consideration, the Company recognized income of $3.8 million.
Subsequent to the acquisition of 3PI, the Company and the Trents were involved in a dispute involving multiple claims, and counterclaims. In June 2017, the parties settled the matter for $3.0 million in return for full and final mutual releases of all claims, including the cancellation of the issuance of the Company’s Common Stock related to the fixed consideration. In the second quarter of 2017, the Company reduced “Additional paid-in capital” by $0.7 million for the portion of the settlement related to the cancellation of the share issuance. See Note 10. Commitments and Contingencies for additional information.
The intangible assets are amortized over their respective estimated useful lives, which approximate the period over which the Company expects to gain the estimated economic benefits as follows:

(in thousands)	Asset Amount	Estimated Life
Backlog	$1,200	15 months
Customer relationships	20,400	13 years
Trade names and trademarks	1,700	13 years
Total intangible assets	$23,300
The weighted-average useful life of the intangibles identified above is approximately 12.4 years, which approximates the period over which the Company expects to gain the estimated economic benefits. The fair value of backlog, customer relationships, and trade names and trademarks were derived using the multi-period excess earnings method, an income approach, and based on valuations involving significant unobservable inputs that were Level 3 inputs in the fair-value hierarchy. The Company used several assumptions, including revenue and operating expense growth rates, customer attrition rates and discount rates.
Goodwill primarily consists of geographic expansion of product sales, manufacturing and other synergies of the combined companies, and the value of the assembled workforce.
The write-off of the variable contingent consideration and the difference in the book and tax basis of the fixed portion of the consideration resulted in a lower amount of goodwill that is deductible by the Company for income tax purposes. Accordingly, the Company recognized deferred income tax liabilities arising from these differences that amounted to $1.5 million. The $1.5 million was recognized in the Company’s income tax expense for the year ended December 31, 2014. The total amount of goodwill that is expected to be deductible for income tax purposes was $19.7 million at December 31, 2014. The total amount of goodwill was $14.5 million at December 31, 2017.
Acquisition Financing
The Powertrain and Bi-Phase acquisitions were funded by the proceeds received from the original issuance of the Unsecured Senior Notes on April 29, 2015. The Buck’s acquisition was financed through the revolving line of credit with Wells Fargo. To finance the 3PI acquisition, the Company entered into an amended and restated credit agreement with Wells Fargo on April 1, 2014, to increase its revolving line of credit and to secure a $5.0 million term loan. See Note 7. Debt for additional information of these obligations.
Treatments for Income Tax Purposes
The Company treated all of the above acquisitions as asset purchases for income tax purposes. Accordingly, the financial and income tax bases of the assets and liabilities acquired were considered to be the same at the acquisition dates; therefore, a provision for deferred income tax was not recorded in connection with the purchase price allocations. Any excess of the purchase price over the fair value of the net assets acquired is expected to be deductible for income tax purposes.
Supplemental Pro-Forma Information (Unaudited)
The following supplemental unaudited pro-forma information presents the combined results of operations of the Company and 3PI as though the acquisition of 3PI occurred on January 1, 2014. The Company also presents the combined results of operations of the Company and Powertrain as though the acquisition of Powertrain occurred on January 1, 2015. The Company did not include pro-forma results of operations for Bi-Phase and Buck’s, as the results are immaterial to the Company's Consolidated Statements of Operations. The pro-forma information is not necessarily indicative of the actual consolidated results had the 3PI acquisition occurred as of January 1, 2014, or had the Powertrain acquisition occurred as of January 1, 2015, or of future consolidated operating results.

(in thousands, except per share amounts)	For the Year Ended December 31,
	2015	2014
Net sales	$383,455	$352,760
Net income	(580)	21,696
Earnings per common share, basic	$(0.05)	$2.03
Earnings per common share, diluted	$(0.05)	$1.95
The historical operating results of 3PI included in the 2014 pro-forma information above were adjusted to (i) exclude $3.5 million of non-recurring transaction-related expenses, (ii) reflect $0.8 million of amortization expense related to intangibles recorded in the acquisition purchase accounting, (iii) reflect $0.2 million in additional acquisition-related interest expense for the first three months of 2014 and (iv) reflect $0.4 million in tax-related benefits resulting from such expenses.
Transaction Fees and Expenses
The Company incurred transaction costs related to acquisition activities of $1.1 million and $0.8 million during 2015 and 2014, respectively, all of which were recognized as operating expenses and classified within “Selling, general and administrative expenses” in the Company’s Consolidated Statements of Operations.

Note 6.  Goodwill and Other Intangibles
Goodwill
The carrying amounts for goodwill and changes in the carrying value were as follows:

(in thousands)	For the Year Ended December 31,
			2015	2014
	2017	2016	(Restated)	(Restated)
Balance at beginning of year, net	$29,835	$29,835	$23,414	$—
Acquisitions	—	—	18,054	23,414
Impairment losses	—	—	(11,633)	—
Balance at end of year, net	$29,835	$29,835	$29,835	$23,414
Accumulated impairment losses	$(11,633)	$(11,633)	$—	$—
During 2015, the Company’s 3PI reporting unit was impacted by depressed oil and gas prices and lower demand from existing customers, which contributed to continued sales and profitability reductions over historic experience and prior forecasts. In the fourth quarter of 2015, the Company performed its annual impairment assessment, utilizing the income approach, based on discounted cash flows derived from internal forecasts and the Company's specific risk premium. It was determined that the carrying value of the 3PI reporting unit, including goodwill, exceeded its fair value. As a result, the Company compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill, which resulted in the recognition of an impairment charge of $11.6 million. See Note 2. Restatement of Previously Issued Consolidated Financial Statements for additional information.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands, except weighted-average useful life)		As of December 31, 2017
	Weighted-Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	10.0	$34,940	$(14,915)	$20,025
Developed technology	4.2	1,000	(434)	566
Trade names and trademarks	6.1	1,700	(800)	900
Total		$37,640	$(16,149)	$21,491

(in thousands, except weighted-average useful life)		As of December 31, 2016
	Weighted-Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	10.8	$34,940	$(10,430)	$24,510
Developed technology	8.3	700	(287)	413
Trade names and trademarks	6.8	1,700	(594)	1,106
Total		$37,340	$(11,311)	$26,029

(in thousands, except weighted-average useful life)	As of December 31, 2015
	Weighted-Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(Restated)	(Restated)	(Restated)
Backlog		$1,800	$(1,800)	$—
Customer relationships	11.5	34,940	(5,129)	29,811
Developed technology	8.2	700	(113)	587
Trade names and trademarks	7.5	1,700	(353)	1,347
Total		$39,140	$(7,395)	$31,745

(in thousands, except weighted-average useful life)	As of December 31, 2014
	Weighted-Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Book Value
		(Restated)	(Restated)	(Restated)
Backlog	1.0	$1,200	$(1,095)	$105
Customer relationships	21.0	20,400	(926)	19,474
Trade names and trademarks	8.3	1,700	(87)	1,613
Total		$23,300	$(2,108)	$21,192
Amortization expense was classified as follows in the Consolidated Statements of Operations:

(in thousands)	For the Year Ended December 31,
			2015	2014
	2017	2016	(Restated)	(Restated)
Cost of sales	$—	$—	$705	$1,095
Operating expenses	4,838	5,716	4,582	1,013
Total	$4,838	$5,716	$5,287	$2,108
Estimated future amortization expense for intangible assets as of December 31, 2017 is as follows:

(in thousands)
Year Ending December 31,	Estimated Amortization
2018	$4,227
2019	3,698
2020	3,113
2021	2,594
2022	2,184
2023 and beyond	5,675
Total	$21,491
Note 7.  Debt
The Company's outstanding debt consisted of the following:

(in thousands)	As of December 31,
			2015	2014
Description of Debt	2017	2016	(Restated)	(Restated)
Short-Term Debt:
Current portion of Wells Fargo Term Loan	$—	$—	$—	$1,667
Current portion of TPG Term Loan	—	750	—	—
Wells Fargo Revolving Credit Facility	37,055	12,774	—	—
Total Short-Term Debt	$37,055	$13,524	$—	$1,667

Long-Term Debt:
Senior Secured Credit Facility - Wells Fargo Revolving Credit Facility	$—	$—	$97,299	$78,030
Wells Fargo Term Loan	—	—	—	2,361
Unsecured Senior Notes	55,000	55,000	55,000	—
TPG Term Loan	—	70,650	—	—
Less Unamortized Debt Issuance Costs *	(561)	(15,258)	(1,195)	—
Total Long-Term Debt	$54,439	$110,392	$151,104	$80,391

*
Unamortized financing costs and deferred fees on the Wells Fargo revolving credit facility are not presented in the above table as they are classified as “Current Assets” on the Consolidated Balance Sheets. Debt issuance costs incurred, including gross waiver fees (primarily paid to the lenders), were $0.9 million, $17.2 million, $1.5 million and $0.2 million in 2017, 2016, 2015 and 2014, respectively.

The Company paid $7.8 million, $6.7 million, $3.3 million and $1.1 million in cash for interest in 2017, 2016, 2015 and 2014, respectively.
The Company's debt includes restrictive covenants that, if not met, could lead to renegotiation of its revolving credit facility, notes and indentures, a requirement to repay the Company's borrowings and/or a significant increase in the cost of financing. These restrictive covenants may include, among other items, financial covenants pertaining to availability, permitted indebtedness, restrictions on dividends and various events of default.
Certain events of default (including delinquent filing of annual and periodic reports with the SEC, failure to maintain EBITDA requirements, material weaknesses in the control environment and failure to disclose litigation) have occurred with respect to the Company's credit agreements. While waivers have been obtained or debt renegotiated with the respective lenders, in particular after March 31, 2017, absent such waivers, the debt would have been in breach of covenants. The Company and its subsidiaries pledged substantially all of their tangible and intangible assets, including inventory, receivables and fixed assets, as collateral under the Wells Fargo Credit Agreement.
The schedule of remaining principal maturities of Long-Term Debt is as follows:

(in thousands)
Year Ending December 31,	Maturities of Long-Term Debt
2018	$—
2019	—
2020	55,000
Total	$55,000
Subsequent to December 31, 2017, the Unsecured Senior Notes and the Wells Fargo Credit Agreement were amended.
The maturity date of the Unsecured Senior Notes was extended to January 1, 2020 and the interest rate was increased effective October 1, 2018 from 6.50% to 8.50% per annum. The interest rate will decrease to 7.50% per annum upon filing this 2017 Form 10-K with the SEC.
The maturity of the Wells Fargo revolving credit facility was extended to the earlier of March 31, 2021 or 60 days prior to the final maturity of the Unsecured Senior Notes (resulting in a current maturity date of November 2, 2019). Additionally, the facility will continue to bear interest at a per annum rate equal to 1% above the per annum rate applicable under the credit agreement until the Company has completed all filings required to be made with the SEC.
Wells Fargo Credit Agreement
On June 28, 2013, the Company entered into the Wells Fargo Credit Agreement. The Wells Fargo Credit Agreement enabled the Company to borrow under a revolving credit facility secured by substantially all of the Company's tangible and intangible assets, other than real property. The Wells Fargo Credit Agreement had an initial maturity date of June 28, 2018 and:

•	Provided an initial maximum $75.0 million revolving line of credit to the Company, with flexibility to increase up to $100.0 million;

•
Bore interest at Wells Fargo’s prime rate plus a margin ranging from 0% to 0.50% per annum or at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.50% to 2.00% per annum at the Company’s option;

•	Had an unused line fee of 0.25%;

•
Required the Company to meet a minimum fixed charge coverage ratio of 1.0 to 1.0 and to report such coverage ratio if availability was below the greater of $9.4 million or 12.5% of the maximum revolver amount;

•	Limited borrowings to the lesser of the maximum revolving line of credit and the borrowing base, which is defined as a percentage of the Company’s eligible accounts receivable and inventory.

Information regarding amounts borrowed under the Wells Fargo Credit Agreement includes the following:

(in thousands, except interest rate)	As of December 31,
			2015	2014
Description	2017	2016	(Restated)	(Restated)
Average borrowings under Wells Fargo Revolving Credit Facility	$26,662	$44,335	$96,390	$53,250
Average Interest Cost on Wells Fargo Revolving Credit Facility	6.85%	2.75%	1.96%	2.36%
Accrued and unpaid interest	$90	$24	$86	$105
LIBOR loan interest rate	4.51%	2.71%	1.84%	1.66%
Wells Fargo Prime Rate (Base Rate) loan interest rate	6.00%	4.25%	3.50%	3.25%
As of December 31, 2017, the Company had adjusted available borrowing capacity under the revolving line of credit of approximately $13 million.
The Wells Fargo Credit Agreement was amended a number of times. The most significant changes are summarized in the table below:

Amendment Date and Title	Reason for Amendment	Significant Changes to the Wells Fargo Credit Agreement
April 1, 2014. Amended Wells Fargo Credit Agreement	To finance acquisition of 3PI
• Increased maximum borrowing under the under the revolving credit facility to $90.0 million;
• Added a $5.0 million term loan with interest at either Wells Fargo's prime rate plus 3.00% per annum or LIBOR plus 4.50% per annum payable in 36 equal monthly installments beginning June 1, 2014;
• Added a letter of credit sub-facility;
• Increased fixed charge coverage ratio minimum to 1.2 to 1.0; added debt leverage ratio cap of 4.0 to 1.0 for as long as term loan is outstanding.

September 30, 2014 and February 11, 2015. Wells Fargo Credit Agreement II	To increase capacity of Wells Fargo Credit Agreement
• Increased maximum borrowing under the under the revolving credit facility to $100.0 million on September 30, 2014.
• Increased maximum borrowing under the under the revolving credit facility to $125.0 million on February 11, 2015.

April 29, 2015. Amended Wells Fargo Credit Agreement III	To facilitate Issuance of the Unsecured Senior Notes
• Accelerated maturity date to no earlier than December 31, 2016 and no later than January 31, 2018, to ensure that it matures prior to repayment of the Unsecured Senior Notes;
• $5.0 million Wells Fargo term loan was repaid.

June 28, 2016. Second Amended and Restated Credit Agreement (the “June 28, 2016 Agreement”)	To facilitate issuance of TPG Term Loan
• Decreased maximum borrowing under the revolving credit facility to $75.0 million from $125.0 million in response to issuance of TPG Term Loan;
• Increased the margin on LIBOR loans to plus 1.75% - 2.25% per annum;
• Eliminated the fixed charge coverage ratio covenant;
• Amended maturity date to the earliest of (i) June 28, 2021, (ii) the maturity date of the Term Loan Credit Agreement or (iii) 90 days prior to the final maturity of the Unsecured Senior Notes (January 31, 2018);
• Required cash collections from customers to be swept from the Company’s controlled accounts to Wells Fargo’s accounts on a daily basis;
• The Company paid an amendment fee of $0.2 million.

August 22, 2016. First Amendment and Waivers to the June 28, 2016 Agreement	To consider implications of various events of default
• Provided for certain waivers related to the failure to disclose litigation and the Company’s delay in filing its Form 10-Q for the period ended June 30, 2016;
• Reduced borrowing base by $12.5 million to be reduced to $7.5 million upon filing the Form 10-Q for the period ended June 30, 2016.

December 16, 2016. Waiver to June 28, 2016 Agreement	To consider implications of various events of default
• Provided for certain waivers for events of default due to the Company's failure to timely deliver the monthly financial statements and required certificates for the month ended October 31, 2016, provided that such documents were delivered by December 19, 2016.

December 19, 2016. Second Amendment and Waivers to the June 28, 2016 Agreement	To consider implications of various events of default
• Made the $12.5 million borrowing base reserve permanent;
• Provided for certain waivers related to the Company’s non-compliance with the TPG Agreement’s minimum trailing twelve months EBITDA maintenance covenant;
• The Company paid an amendment fee of $0.1 million.

February 10, 2017, effective as of February 6, 2017. Limited Waiver Agreement to the June 28, 2016 Agreement (“Limited Waiver”)	To consider implications of various events of default
• Provided waiver for various events of default including identified material weaknesses in internal control through February 28, 2017;
• Wells Fargo reserved the right to increase the interest rate by 200 basis points (2%) effective January 27, 2017, though the interest rate was not increased;
• Provided Wells Fargo with access to additional financial information including cash flow forecasts and budgets.

February 28, 2017, effective as of February 6, 2017. First Amendment to Limited Waiver	To refine provisions of Limited Waiver to June 28, 2016 Agreement	• Established minimum financial metrics related to liquidity and cash which were required to be maintained through March 3, 2017; • Extended the Limited Waiver to March 3, 2017.
March 9, 2017, effective as of February 6, 2017. Second Amendment to Limited Waiver	To refine provisions of Limited Waiver to June 28, 2016 Agreement	• Extended the Limited Waiver to March 10, 2017.
March 31, 2017, effective as of February 7, 2017. Third Amendment to Limited Waiver	To facilitate changes necessary due to Weichai SPA
• Modified certain changes in control and other definitions to permit issuance of securities to Weichai and pay off TPG Term Loan;
• Increased the interest rate by 200 basis points (2%) effective April 1, 2017 until the Company’s restated 2016 audited financial statements are filed;
• Reduced available borrowing under the revolving credit facility to $40.0 million (maximum borrowing amount of $65.0 million less a reserve of $25.0 million);
• Deferred loan maturity date to March 31, 2018 (or February 15, 2018 if Series B Convertible Preferred Stock issued to Weichai has not converted into Common Stock);
• Made certain adjustments to the borrowing base provisions to the assets against which borrowings may be made;
• Permanently waived certain representations, required information and other defaults;
• Extended the deadline for the Company to file delinquent SEC periodic and annual reports;
• Required the Company to retain third-party adviser to assist with developing and providing certain financial data;
• The Company paid an amendment fee of $0.7 million.

July 17, 2017. Fourth Amendment to the June 28, 2016 Agreement	To facilitate changes to availability, commitment fee and interest rate terms
• Increases available borrowing under the revolving credit facility to $52.5 million (maximum borrowing amount of $65.0 million less a reserve of $12.5 million);
• Reduced the incremental interest rate by 100 basis points (1%) from 200 basis points (2%) until the Company’s 2016 audited financial statements have been provided.

October 3, 2017. Consent and Fifth Amendment to the June 28, 2016 Agreement	To facilitate an acquisition	• Increased available borrowing under the revolving credit facility to $58.75 million (maximum borrowing amount of $65.0 million less a reserve of $6.25 million).
March 29, 2018. Sixth Amendment and Waiver to the June 28, 2016 Agreement	To consider implications of various events of default
• Increased the maximum borrowing under the revolving credit facility to $75.0 million from $65.0 million;
• Modified the reserve against the maximum borrowing under the revolving credit facility to the greater of $6.5 million and 10% of borrowing base, but no more than $7.5 million on or prior to September 30, 2018 and thereafter equal to $9.0 million;
• Extended the maturity date of the facility to the earlier of March 31, 2021 or 60 days prior to the final maturity of the Unsecured Senior Notes, which were extended to January 1, 2020, resulting in a maturity date of November 2, 2019 on the Wells Fargo revolving credit facility.
• The revolving credit facility will continue to bear interest at a per annum rate equal to 100 basis points (1%) above the per annum rate otherwise applicable under the credit agreement until the Company has completed all filings required to be made with the SEC;
• The Company paid an amendment fee of $0.8 million.

The Company evaluated modifications to all of its debt amendments between 2014 and 2017 according to FASB guidance.
As a result of the aforementioned amendments, consents and waivers related to the Wells Fargo Credit Agreement, the Company accelerated the recognition of previously deferred debt issuance costs and third-party fees totaling $0.1 million and $0.1 million for the modifications in 2017 and 2016, respectively. Third-party fees were immaterial in 2015. In addition, new-lender fees totaled $0.7 million, $0.3 million and $0.1 million in 2017, 2016 and 2014, respectively, and were deferred and amortized through the anticipated maturity date of the Wells Fargo Credit Agreement. Lender-related fees were immaterial in 2015.
The Wells Fargo revolving credit facility is presented as a “Current liability” on the Consolidated Balance Sheets as of December 31, 2017 and 2016, reflecting the provisions of the June 28, 2016 amendment which included a subjective acceleration clause and a lockbox arrangement that sweeps cash receipts to pay down the revolver balance, without requiring the Company's specific consent, and provides advances up to current limits to cover outlays. Prior to that amendment, the revolving line of credit was presented as a “Non-current liability.”

The Company’s term loan, which bore interest at 4.67% per annum (LIBOR rate plus 4.50% margin), had $3.5 million outstanding at the time of repayment on April 29, 2015.
Unsecured Senior Notes
On April 29, 2015, the Company entered into an agreement with certain institutional investors for a private sale of its Unsecured Senior Notes for the aggregate amount of $55.0 million with an interest rate of 5.50% per annum. Concurrently, in connection with the issuance of the Unsecured Senior Notes, the Company entered into an indenture agreement (“Indenture”), by and among the Company and its subsidiaries as guarantors and the Bank of New York Mellon, as Trustee. The Company received net proceeds of $53.5 million after financing costs of $1.5 million. As discussed previously in Note 1. Summary of Significant Accounting Policies and Other Information, the Company has presented issuance costs associated with its Unsecured Senior Notes as a direct deduction from the carrying value of the obligation on its Consolidated Balance Sheets.
The Unsecured Senior Notes are unsecured debt of the Company and are effectively subordinated to its existing and future secured debt, including the debt in connection with the Third Amended Wells Fargo Credit Agreement. The Unsecured Senior Notes originally had the following key terms:

•
Matures on May 1, 2018, provided that a mandatory offer to purchase must be made for all Unsecured Senior Notes at a purchase price of 100% of the principal amount, plus accrued and unpaid interest, in the event the Company does not certify certain financial metrics related to pro-forma EBITDA and EBITDA-to-fixed charges ratios prior to March 15, 2017 (the offer was eliminated by the Second Supplemental Indenture on April 1, 2016, see table below);

•	Accrues interest at 5.50% per annum, payable semiannually in arrears on May 1 and November 1 of each year beginning November 1, 2015;

•
Redeemable at the Company’s option, in whole or in part, at any time on or after May 1, 2016, together with accrued and unpaid interest to the date of redemption (expressed as percentages of the principal amount), at 101.0% plus a “make whole” premium as further defined in the Unsecured Senior Notes;

•	Redeemable by the holders in whole or in part upon a change in control at a purchase price of 101% of the principal amount, plus accrued and unpaid interest;

•
Contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional debt, prepay subordinated indebtedness, pay dividends or make other distributions on capital stock; and

•	Provides for customary events of default (subject in certain cases to customary grace and cure periods).
The indenture was amended from time to time as follows:

Amendment Date and Title	Reason for Amendment	Significant Changes to the Unsecured Senior Notes
November 2, 2015. First Supplemental Indenture	To add subsidiaries unconditional guarantee of the Unsecured Senior Notes	• Added each guaranteeing subsidiary as a party to the Indenture on a joint and several basis.
April 1, 2016. Second Supplemental Indenture	To facilitate increase in indebtedness
• Increased permitted indebtedness from $125.0 million to $145.0 million, with such amount reducing to $135.0 million, effective February 1, 2017;
• Increased the interest rate from 5.50% to 6.50% per annum;
• Eliminated special mandatory purchase offer requirement;
• The Company paid a consent fee of $0.3 million.

March 31, 2017. Third Supplemental Indenture	To facilitate the changes necessary due to the Weichai SPA
• Extended maturity date to January 1, 2019;
• Amended certain provisions to permit the issuance of the securities to Weichai under the SPA, and provisions to permit ongoing transactions with an affiliate of Weichai under the Collaboration Arrangement;
• Waived any defaults occurring prior to March 31, 2017 with respect to the failure to file periodic and annual reports;
• Extended the deadline for the Company to file its delinquent SEC periodic and annual reports;
• The Company paid a consent fee of $0.2 million and legal fees of $0.1 million.

April 19, 2018. Fourth Supplemental Indenture	To amend certain covenants and waive certain events of default
• Extended the maturity date to January 1, 2020;
• Waived defaults with respect to the failure to file with the Trustee and the SEC for 2015 through 2019;
• Increased the interest rate from 6.50% to 8.50% per annum effective October 1, 2018. The interest rate decreases to 7.50% per annum upon filing this 2017 Form 10-K with the SEC;
• The Company paid a consent fee of $0.3 million.

As a result of the supplemental indenture amendments, charges of $0.1 million were incurred in 2017 related to legal fees and other third-party costs, which were expensed to “Loss on debt extinguishment and modifications” in the Consolidated Statement of Operations. Additional debt issuance costs of $0.2 million and $0.3 million incurred in 2017 and 2016, respectively, were deferred and amortized to Interest expense through the anticipated maturity date of the Unsecured Senior Notes. There were no fees incurred related to the amendments made in 2015.
The Unsecured Senior Notes are presented as a “Non-current liability” on the Consolidated Balance Sheets. As of December 31, 2017, 2016 and 2015, the accrued, but unpaid, interest on the Unsecured Senior Notes was $0.6 million, $0.6 million and $0.5 million, respectively.
TPG Term Loan
On June 28, 2016, the Company entered into a $135.0 million senior secured credit facility, which consisted of a new $60.0 million TPG Term Loan and a $75.0 million revolving credit facility with Wells Fargo, as discussed in the Wells Fargo Credit Agreement section above. A related “Side Letter” was also executed at the time, in which the Company agreed to certain amounts as meeting certain borrowing limit calculations.
The TPG Term Loan was executed with the following terms:

•	Bore interest at LIBOR plus 9.75% per annum (or 10.75% per annum at June 28, 2016) or at the Base Rate, as defined in the TPG Term Loan;

•
Required quarterly principal repayments of (i) $0.4 million, commencing September 30, 2017 and ending on June 30, 2018, and (ii) $0.8 million thereafter, with any remaining unpaid principal or interest due on the maturity date;

•	Permitted prepayment at any time after December 31, 2017;

•	Required a minimum EBITDA covenant of trailing twelve-month EBITDA commencing October 31, 2016;

•	Permitted the lender to require the Company to pay additional interest of 2.00% per annum during an event of default;

•	Redeemable by the lender in an event of default or various other situations; and

•
Matured on the earlier of (i) June 28, 2021, (ii) the maturity date of the Wells Fargo Credit Agreement, which at the time of issuance of the TPG Term Loan was January 31, 2018, because the Wells Fargo Credit Agreement matures 90 days prior to the maturity of the Unsecured Senior Notes, or (iii) 90 days prior to the final maturity of the Unsecured Senior Notes, which at the time of issuance of the TPG Term Loan was May 1, 2018. Therefore, the TPG Term Loan maturity date upon issuance was January 31, 2018.

The proceeds received from the TPG Term Loan were used to reduce the Wells Fargo revolving credit facility borrowings. The Company paid $1.3 million of lender fees and $1.6 million of other deferred costs in connection with the original TPG Term Loan.
The TPG Term Loan was amended as follows:

Amendment Date and Title	Reason for Amendment	Significant Changes to the TPG Term Loan
August 22, 2016. TPG First Amendment	To facilitate waiver of events of default triggered by the Company's delay in filing Form 10-Q for the period ended June 30, 2016 and failure to disclose a litigation
• Provided certain waivers under the credit agreements related to the delayed Form 10-Q filing for the period ended June 30, 2016 and a failure to disclose litigation;
• Required the establishment of a separate reserve of $12.5 million against borrowing base availability under the Wells Fargo Credit Agreement until the Company’s aforementioned Form 10-Q is filed with the SEC, at which time the amount of the reserve is reduced to $7.5 million; and
• The Company agreed to pay an amendment fee of $3.0 million payable on the TPG Term Loan maturity date.

December 19, 2016. TPG Second Amendment	To facilitate waiver of event of default triggered by the Company's failure to meet minimum EBITDA required for the month ended October 31, 2016
• Made permanent the $12.5 million reserve against the Wells Fargo borrowing base availability as discussed in the Wells Fargo Credit Agreement section above;
• Provided the Company with a prepayment right upon 10 business days’ notice;
• Required the Company to engage a third-party consulting firm to confirm various forecasts and projections for the benefit of the lenders;
• Required the Company to pay a waiver fee of $2.3 million payable on December 19, 2016 and an amendment fee of $8.4 million payable on the TPG Term Loan maturity date which would be reduced to (i) $6.1 million if principal and interest was paid in full on or prior to March 31, 2017 or (ii) $5.1 million if paid in full by February 28, 2017; and
• The Company paid a legal fee of $0.4 million.

February 6, 2017. Limited Waiver Agreement	To facilitate waiver of various Events of Default triggered by resignation of the Company's auditor and removal of audit opinion on the Company's 2015 and 2014 consolidated financial statements
• Waived various events of default related to resignation of the Company's external auditors;
• Provided the lenders with the right to charge additional interest of 2% per annum even though events of default had been waived; and
• Agreed that the outstanding principal amount of the TPG Term Loan was $71.4 million, comprised of the original amount of $60.0 million, the $3.0 million fee from the August 22, 2016 Amendment and the $8.4 million fee from the December 19, 2016 Amendment.

The Company incurred lender-related fees of $2.3 million in 2016, which were deferred and amortized to “Interest expense” in the Consolidated Statements of Operations over the remaining term of the TPG Loan. In addition, the amendment fees of $11.4 million that the Company agreed to pay upon maturity of the TPG Loan were accrued and amortized as “Interest expense” over the remaining term of the TPG Loan. There were no such fees incurred in 2017.
Third-party fees of $0.4 million and $0.4 million were incurred in 2017 and 2016, respectively. These costs were expensed to “Loss on debt extinguishment and modifications” in the Consolidated Statements of Operations.
At December 31, 2016, the accrued and unpaid interest on the TPG Term Loan, which bore interest at 10.84% per annum (LIBOR plus 9.75% margin), was $1.2 million.
In March 2017, the Company repaid the TPG Term Loan using the proceeds of the Weichai investment as discussed in Note 3. Weichai Transactions. In conjunction with this repayment, the Company recorded an $11.9 million (including third-party fees of $0.4 million mentioned above) loss on debt extinguishment based on the difference between the amount repaid to the lender and the net carrying value of the TPG Term Loan immediately preceding repayment, including accrued and unpaid interest. This item is reflected within “Loss on debt extinguishment and modifications” in the Company's 2017 Consolidated Statement of Operations.
Note 8. Fair Value of Financial Instruments
For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. Observable inputs are developed based on market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about valuation based on the best information available in the circumstances. Depending on the inputs, the Company classifies each fair-value measurement as follows:

•	Level 1 — based on quoted prices in active markets for identical assets or liabilities;

•	Level 2 — based on other significant observable inputs for the assets or liabilities through corroborations with market data at the measurement date; and

•	Level 3 — based on significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.
Financial Instruments Measured at Carrying Value
Current Assets
Cash and cash equivalents are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments.
Debt
The Company measures its Wells Fargo revolving credit facility, term loans and the Unsecured Senior Notes at original carrying value adjusted for unpaid waiver fees agreed to be added to principal, including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the revolving credit facility approximates carrying value, as it consists of short-term variable rate loans.
The Unsecured Senior Notes were issued on April 29, 2015, and their fair value as of December 31, 2015 approximated their carrying value. The fair-value measurement of these financial liabilities subsequent to December 31, 2015 was defined as Level 3 in the three-level valuation hierarchy, as the inputs to their valuation are not all market observable.

(in thousands)	As of December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Wells Fargo revolving credit facility	$37,055	$—	$37,055	$—
Unsecured Senior Notes	55,000	—	—	50,000

(in thousands)	As of December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Wells Fargo revolving credit facility	$12,774	$—	$12,774	$—
Unsecured Senior Notes	55,000	—	—	49,800
TPG Term Loan	71,400	—	—	70,800

(in thousands)	As of December 31, 2015
	Carrying Value	Fair Value (Restated)
	(Restated)	Level 1	Level 2	Level 3
Wells Fargo revolving credit facility	$97,299	$—	$97,299	$—
Unsecured Senior Notes	55,000	—	—	55,000

(in thousands)	As of December 31, 2014
	Carrying Value	Fair Value (Restated)
	(Restated)	Level 1	Level 2	Level 3
Wells Fargo revolving credit facility	$78,030	$—	$78,030	$—
Wells Fargo Term Loan	4,028	—	4,028	—
Other Financial Assets and Liabilities
In addition to the methods and assumptions used for the financial instruments discussed above, Accounts receivable, net, Income tax receivables and Accounts payable are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments.
Financial Instruments Measured at Fair Value
The Company's warrants and the contingent consideration liabilities were measured at fair value based on unobservable inputs and were, thus, considered Level 3 financial instruments in the three-level valuation hierarchy.
As of December 31, 2015, the Base and Additional Earn-outs were finalized. The Base and Additional Earn-outs were paid in cash during 2016, as discussed below in Contingent Consideration section.

(in thousands)	As of December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Weichai warrant liability	$24,700	$—	$—	$24,700
Contingent consideration	12	—	—	12

(in thousands)	As of December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Contingent consideration	$38	$—	$—	$38

(in thousands)	As of December 31, 2015
	Carrying Value	Fair Value (Restated)
	(Restated)	Level 1	Level 2	Level 3
Private placement warranty liability	$1,482	$—	$—	$1,482
Contingent consideration	8,717	—	—	8,717

(in thousands)	As of December 31, 2014
	Carrying Value	Fair Value (Restated)
	(Restated)	Level 1	Level 2	Level 3
Private placement warranty liability	$11,036	$—	$—	$11,036

Warrants
The following table summarizes changes in the estimated fair value of the Company’s warrant liability:

(in thousands)	As of December 31,
	2017	2016	2015	2014
			(Restated)	(Restated)
Balance at beginning of year	$—	$1,482	$11,036	$24,525
Exercise of private placement warrants	—	(69)	(255)	(7,320)
Issuance of warrants	20,700	—	—	—
Increase (decrease) in value*	4,000	(1,413)	(9,299)	(6,169)
Balance at end of year	$24,700	$—	$1,482	$11,036

*
Loss (gain) related to the change in fair value of the warrants for each year are presented as “Loss (gain) from change in fair value of warrants” in the Company's Consolidated Statements of Operations.

Weichai Warrant Liability
The Company estimated the fair value of the Weichai Warrant financial instrument using a publicly traded stock pricing approach with a Black-Scholes option pricing model and a Monte Carlo simulation. Given the unobservable nature of the inputs to the pricing models, the Weichai Warrant was classified as a Level 3 instrument.
The inputs of the Black-Scholes option pricing model were as follows:

Assumptions	December 31, 2017
Market value of the Common Stock	$7.50
Exercise price	varies
Risk-free interest rate	1.8%
Estimated price volatility	95%
Contractual term	1.0 year
Dividend yield	—
The estimated price volatility represents the upper end of the range of implied volatility of publicly traded call options of benchmark companies.
Private Placement Warrant Liability
As of December 31, 2015 and 2014, the Company estimated the fair value of its Private Placement Warrant liability using the Black-Scholes option pricing model. Given the unobservable nature of the inputs to the pricing model, the Private Placement Warrants were classified as Level 3 instruments.
The inputs of the Black-Scholes option pricing model were as follows:

	As of December 31,
Assumptions	2015	2014
Closing price of the Common Stock	$18.25	$51.61
Exercise price	$13.00	$13.00
Estimated price volatility*	55%	55%
Contractual term	0.58 years	1.33 years
*    Represents the upper end of the range of implied volatility of publicly traded call options of benchmark companies.

Contingent Consideration
The following table summarizes the change in the estimated fair value of the Company’s contingent consideration, primarily for Powertrain in 2016 and 2015 and for 3PI in 2014.

(in thousands)	For the Year Ended December 31,
	2017	2016	2015 (Restated)		2014 (Restated)
Balance at beginning of year	$38	$8,717	$—		$—
Initial estimate of contingent consideration liability	—	—	8,740		3,840
Increase (decrease) in value reflected in income [1]	—	(230)	(23)		(3,840)
Payment of contingent consideration [2]	(26)	(8,449)	—	—	—
Balance at end of year	$12	$38	$8,717		$—
Less: Noncurrent portion	—	12	442		—
Short-term contingent consideration at end of year	$12	$26	$8,275		$—

1.	Includes $0.1 million of interest on contingent consideration recorded in Interest expense on the Consolidated Statement of Operations.

2.
Includes $0.1 million of cash paid in excess of the initial fair value estimate of contingent consideration at the time of the Powertrain acquisition and presented in “Other, net” within cash flows from operating activities in the Consolidated Statement of Cash Flows.

The Company's original liability for Powertrain's contingent consideration for the Base and Additional Earn-outs associated with the May 2015 acquisition was measured at fair value based on unobservable inputs and it was, therefore, considered a Level 3 financial instrument. The Base and Additional Earn-outs were initially determined using a Monte Carlo simulation model. The Base Earn-out was to be paid upon the achievement of predetermined levels of net sales for 2015, and the Additional Earn-out was defined as the greater of a 5.0% per annum return on the Base Earn-out or the increase in the Company's VWAP Common Stock price, as defined in the APA, from the acquisition date of May 1, 2015 through January 1, 2016.
The Powertrain Base and Additional Earn-outs were adjusted to estimated fair value at the end of each quarter in 2015. At December 31, 2015, however, the end of the measurement period, all of the inputs needed to compute the Powertrain Base and Additional Earn-outs were known and determined to be $8.2 million.
The Company recognized additional “Contingent consideration” expense in its 2015 Consolidated Statement of Operations for Powertrain as indicated in the table above. This adjustment was due to changes in the original estimated fair value of the Powertrain Base and Additional Earn-outs during 2015.
See Note 5. Acquisitions for additional information related to the Powertrain and 3PI acquisitions and information related to other insignificant contingent consideration liabilities noted in the above table.
Note 9. Defined Contribution Plans
The Company has defined contribution plans for the benefit of its employees meeting certain eligibility requirements. Under the plans, participants may choose from various investment options and can contribute an amount of their eligible compensation annually as defined by the applicable plan documents, subject to IRS limitations. The Company contributed $0.1 million to these plans in each of 2017, 2016, 2015 and 2014. Subsequent to December 31, 2017, the Company merged its defined contribution plans into a single plan, sponsored by the Company, with the final merger effective December 1, 2018.
Note 10. Commitments and Contingencies
Legal Contingencies
From time to time, the Company is a party to legal proceedings and potential claims arising in the ordinary course of business. Despite the inherent uncertainties of litigation, management believes that the ultimate disposition of such proceedings and exposure, after taking into account recorded accruals and the availability and limits of insurance coverage, will not have a material adverse impact on its results of operations.
The legal matters discussed below and others could result in losses, including damages, fines, civil penalties and criminal charges, which could be substantial. The Company records accruals for these contingencies to the extent the Company concludes that a loss is both probable and reasonably estimable. The Company also records an accrual for legal fees related to these contingencies. Regarding the matters disclosed below, unless otherwise disclosed, the Company has determined that liabilities associated with these legal matters are reasonably possible; however, unless otherwise stated, the liabilities cannot be reasonably estimated. Given the nature of the litigation and investigations and the complexities involved, the Company is unable to reasonably estimate a possible loss for all such matters until the Company knows, among other factors:

•	What claims, if any, will survive dispositive motion practice;

•	The extent of the claims, particularly when damages are not specified or are indeterminate;

•	How the discovery process will affect the litigation;

•	The settlement posture of the other parties to the litigation; and

•	Any other factors that may have a material effect on the litigation or investigation.
However, the Company could incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on the Company's results of operations in the period in which the amounts are accrued and/or liquidity in the period in which the amounts are paid.
Carl Trent, Kenneth Trent, and CKT Holdings, Inc. vs. 3PI and the Company
On October 24, 2014, the Trents filed a complaint in Circuit Court in Walworth County, Wisconsin against the Company and its subsidiary, 3PI, asserting that the Company breached their employment contracts and seeking declaratory judgment with regard to the stock purchase agreement entered into by and between the Company and the Trents on April 1, 2014 relating to the Company's acquisition of 3PI. As part of the Trents’ claim for breach of their employment agreements, they sought damages of between $0.5 million and $1.0 million. As part of the Trents’ claim for declaratory judgment, the Trents sought judgment against the Company obligating the Company to calculate and issue certain accelerated payments and an earn-out described in the stock purchase agreement.
On April 24, 2015, together with 3PI, the Company filed an amended answer and affirmative defenses to the complaint, along with a counterclaim against the Trents alleging that they had breached their employment contracts, fraudulently induced the Company to enter into the employment agreements, breached their fiduciary duties, converted 3PI property and confidential business information, conspired to interfere with and steal 3PI’s confidential and proprietary business information, and misappropriated trade secrets belonging to 3PI. By way of the counterclaim, the Company and 3PI sought compensatory damages in the amount of $20.0 million, consequential damages, punitive damages in excess of $20.0 million, and also an injunction prohibiting the Trents from continuing to retain 3PI’s confidential business information and other equitable relief.
On June 30, 2016, the Trents amended their complaint to additionally allege that the Company and 3PI breached the stock purchase agreement by failing to maintain the assets and properties of 3PI in good working order and condition, failed to operate 3PI in good faith, took actions to reduce 3PI's EBITDA used in connection with determining the number of shares issuable to the Trents as part of the earn-out described in the stock purchase agreement, and failed to make a tax gross-up payment to the Trents as mandated by the stock purchase agreement. The Trents sought additional damages for these alleged breaches in the amount of $0.35 million for the tax gross-up payment and $9.3 million for the equity payment under the stock purchase agreement.
On June 1, 2017, the Company settled this matter for $3.0 million in return for full and final mutual releases of all claims, predicated on the Company making a payment of $1.75 million on June 30, 2017 and the remaining $1.25 million in 12 equal monthly installment payments from June 2017 to June 2018. As of December 31, 2017, $0.625 million remained owed to the Trents, with the final payment being made in June 2018.
Bandit / U.S. EPA
In December 2014, Bandit, an OEM customer of the Company, inquired as to the designation of approximately 2,300 diesel engines it had purchased from the Company since January 1, 2012 pursuant to the Transition Program for Equipment Manufacturers (“TPEM”) under the Federal Clean Air Act. Bandit alleged that its records of the engines' designations did not match the Company's records of the engines’ designations, and that Bandit initially believed these engines to be legally conforming engines pursuant to TPEM, but later ascertained that it had exceeded its TPEM flex credit allowance set forth in its TPEM plan for Tier 3 flex engines for the years 2012 to 2015 (“Bandit’s Flex Plan”). The Company is not the Manufacturer of Record (“MOR”) or the OEM with regard to enforcement of the TPEM regulations but serves as a supplier of non-road diesel engines to Bandit as part of the distribution chain.
Some engines ordered by and delivered to Bandit by the Company were not labeled with the required information upon sale to Bandit. In May 2015, the Company self-reported to the EPA the potential mislabeling of a small number of engines sold to Bandit, along with the Company's remediation actions pursuant to the EPA’s Voluntary Audit and Self-Disclosure Policy, including a new standard operating procedure with new shipment restrictions, and record-keeping and labeling requirements to verify the status of each engine upon delivery.
To date, the EPA has not contacted the Company with regard to the Company's self-disclosure and remediation actions, and, therefore, it is the Company's and its outside counsel’s belief that it is not probable that the EPA will initiate any action against it related to this matter. The Company has not had any previous clean-air violations pursuant to the Federal Clean Air Act.
In February 2015, Bandit self-disclosed that it had exceeded Bandit’s Flex Plan, and in November 2016, the EPA and Bandit reached an agreement to resolve the government’s allegations against Bandit whereby Bandit would continue to operate and supply products and services to its customers.

Securities and Exchange Commission and United States Attorney’s Office for the Northern District of Illinois Investigations
The Chicago Regional Office of the SEC is conducting an investigation and issued a subpoena to the Company requiring the production of documents and information. The investigation is focused on, among other things, the Company's financial reporting, misapplication of U.S. GAAP, revenue recognition practices and related conduct, which resulted in the accounting errors giving rise to the restatements reported herein. The United States Attorney's Office for the Northern District of Illinois (the “USAO”) also is conducting a parallel investigation regarding these matters. The Company has been fully cooperating with the SEC and the USAO with respect to these investigations. At this time, the Company is unable to predict the outcome of these matters or provide meaningful quantification of how the final resolution of these matters may impact its results of operations, financial condition or cash flows.
Securities Litigation
On August 22, 2016, Sumit Gupta filed a putative stockholder class-action complaint against the Company, Gary S. Winemaster, Michael P. Lewis and Daniel P. Gorey in the U.S. District Court for the Northern District of Illinois (the “Gupta Action”). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising from public filings made between May 8, 2015 and August 15, 2016. On October 7, 2016, Peter Stout initiated a second suit, asserting similar claims against the same defendants (the “Stout Action”).
On January 19, 2017, the Court consolidated the Gupta Action and the Stout Action and appointed Richard Giunta as lead plaintiff. The consolidated case is captioned Giunta v. Power Solutions International, Inc., No. 1:16-cv-09599 (N.D. Ill.) (the “Giunta Action”). The plaintiffs then filed an Amended Class Action Complaint (the “Amended Complaint”) against the Company and certain current and former officers and directors. The Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from public filings, press releases and conference calls between February 27, 2014 and February 2, 2017. On January 22, 2019, the parties executed a Stipulation and Agreement of Settlement (the “Settlement”) to resolve the Giunta Action. Under the terms of the Settlement, a payment of $8.5 million will be made by the Company and/or its insurers in exchange for the release of claims against the defendants and other released parties by the lead plaintiff and all settlement class members and for the dismissal of the Giunta Action with prejudice. On May 13, 2019, the court granted final approval of the settlement. The Company has accrued for the settlement in “Other accrued liabilities” and for the full insurance recovery of the settlement amount in “Prepaid expenses and other current assets” as of December 31, 2017 and 2016. No future impact is anticipated on the Company's financial condition or results of operations. See Note 1, Summary of Significant Accounting Policies and Other Information for additional information related to the Company's insurance proceeds receivable and litigation reserves.
Federal Derivative Litigation
On February 10, 2017, Travis Dorvit filed a putative stockholder derivative action in the U.S. District Court for the Northern District of Illinois, captioned Dorvit v. Winemaster, et al., No. 1:17-cv-01097 (N.D. Ill.) (the “Dorvit Action”), against certain of the Company’s current and former officers and directors. The complaint asserted claims for breach of fiduciary duty and unjust enrichment arising from the same matters at issue in the Giunta Action. On April 3, 2018, Michael Martin filed a second putative stockholder derivative action, captioned Martin v. Winemaster, et al., No. 18-CV-2386 (N.D. Ill.) (the “Martin Action”), in the same court against certain of the Company’s current and former officers and directors. On July 3, 2018, the court consolidated the Martin Action and the Dorvit Actions.
On July 17, 2018, the plaintiffs in the consolidated Dorvit and Martin Actions filed an amended consolidated complaint (the “Second Amended Complaint”) against certain of the Company’s current and former officers and directors, who are indemnified by the Company as to their legal fees and defense costs. The Second Amended Complaint asserts claims for breach of fiduciary duty, unjust enrichment, corporate waste and failure to hold an annual stockholders' meeting, and it seeks an unspecified amount of damages, an order compelling the Company to hold an annual stockholders' meeting and an award of costs, including reasonable attorneys’ fees and expenses. On October 1, 2018, the Company and individual defendants moved to dismiss the Second Amended Complaint on the grounds that the Second Amended Complaint fails to state a claim and does not adequately allege that pre-suit demand on the Company’s Board was excused. The motions to dismiss are fully briefed and pending before the court. On April 11, 2019, the parties reached an agreement in principle to settle the litigation for approximately $1.9 million, half of which will consist of a payment to the Company for certain defense costs, and the remaining half the plaintiffs intend to seek as an award of their attorney’s fees and expenses in connection with the benefit conferred by the settlement. The settlement is pending preliminary and final approval by the court. The Company has accrued for the settlement in “Other accrued liabilities” and for the full insurance recovery of the settlement amount in “Prepaid expenses and other current assets” as of December 31, 2017. If approved by the Court, the settlement would not have a material impact on the Company’s results of operations, financial condition or cash flows.
State Derivative Litigation
On May 5, 2017, Lewis McClenney filed a putative stockholder derivative action in the Chancery Division of the Circuit Court of Cook County, Illinois, captioned McClenney v. Winemaster, et al., No. 2017-CH-06481 (the “McClenney Action”), against certain of the Company’s current and former officers and directors. The McClenney Action asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste arising from the same matters at issue in the Giunta Action. On the same day that the McClenney Action was filed, Sara Rebscher also filed a putative stockholder derivative action in the same court, captioned Rebscher v. Winemaster, et al., No. 2017-CH-06517 (the “Rebscher Action”). The Rebscher Action asserts claims for breach of fiduciary duty and unjust enrichment against certain of the Company’s current and former officers and directors, arising from the same matters at issue in the Giunta Action. Additionally, the complaint in the Rebscher Action asserts a claim for professional negligence and accounting malpractice against the Company’s former auditor, RSM U.S. LLP (“RSM”). On July 26, 2017, the court consolidated the McClenney Action and the Rebscher Action. Subsequently, the court appointed Rebscher as lead plaintiff and designated the Rebscher complaint as the operative complaint. On November 9, 2018, the court granted the Company’s motion to dismiss the consolidated case with prejudice on the grounds that it is duplicative of the Dorvit and Martin Actions. Plaintiffs moved for reconsideration of the Court’s decision, which the Court denied on January 14, 2019. On February 5, 2019, plaintiffs filed a notice of appeal from the Court’s order dismissing the case. If the settlement of the consolidated Dorvit and Martin Actions is approved by that Court, the settlement would result in a release of the claims alleged by Rebscher against the Company and its current and former Officers and Directors.
Eric Cohen vs. The Company
On May 17, 2016, the Company announced that Eric A. Cohen would no longer serve as its Chief Operating Officer effective as of the close of business May 16, 2016, and that he had left the Company. On November 11, 2016, Mr. Cohen filed an administrative charge with the U.S. Department of Labor, and on June 9, 2017, Mr. Cohen filed a complaint against the Company in the U.S. District Court for the Northern District of Illinois alleging statutory violations of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”), and the Illinois Whistleblower Act, common-law claims of retaliatory discharge and fraudulent inducement and a claim for breach of his employment agreement and Stock Appreciation Rights agreements. Due to Mr. Cohen electing to proceed with his case in federal court rather than before the Secretary of Labor, his administrative charge with the U.S. Department of Labor was dismissed on July 25, 2017.
On November 3, 2017, the Company filed a motion for partial judgment on the pleadings seeking to dismiss Mr. Cohen’s DFA claim and his retaliatory-discharge claim. After the parties fully briefed this motion, the U.S. Supreme Court issued a conclusive decision regarding the DFA in Digital Realty Trust, Inc. v. Somers. As a result, Cohen withdrew his opposition to the Company’s motion regarding the DFA claim (Count II), and the court granted judgment in favor of the Company regarding Count II. On April 23, 2018, the court also granted judgment on the pleadings in the Company's favor with regard to Cohen’s common-law claim for retaliatory discharge (Count IV). Discovery is proceeding on the remaining claims. The Company believes it has strong defenses against the remaining claims and intends to continue to vigorously defend against them. At this time, the Company is unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact its results of operations, financial condition or cash flows.
Jerome Treadwell v. The Company
On October 30, 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. On December 14, 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint on April 11, 2019. The operable, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. The Company intends to vigorously defend against this action. At this time, the Company is unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact its results of operations, financial condition or cash flows.
Other Commitments
Letters of Credit
At December 31, 2017, the Company had two outstanding letters of credit totaling $0.5 million.
Guaranteed Minimum Commission Payment
In September 2017, the Company entered into an asset purchase agreement to acquire the Alternative-Fuel Specialty vehicle modifier technology from AGA Systems, LLC (“AGA”), a Utah limited liability company, and paid an initial cash consideration of $0.5 million. Pursuant to the AGA asset purchase agreement, the Company also agreed to make quarterly commission payments with guaranteed minimum commission payment of $1.2 million, including $0.4 million to be made in 2018. In March 2018, the Company executed an asset purchase agreement to acquire the Alternative-Fuel Specialty vehicle modifier technology, including certifications, source code, drawings, computer-aided design models, engineering analyses, know-how, files and scripts, from

AGA, for cash consideration of $1.5 million plus a potential commission payment of up to $4.5 million, of which $1.2 million was guaranteed.
Note 11. Income Taxes
Income tax expense (benefit) was as follows:

(in thousands)	For the Year Ended December 31,
	2017	2016	2015 (Restated)	2014 (Restated)
Current tax expense (benefit):
Federal	$127	$(6,568)	$(859)	$7,476
State	77	60	215	1,892
Total	$204	$(6,508)	$(644)	$9,368

Deferred tax expense (benefit)
Federal	$100	$13,907	$(6,713)	$(1,183)
State	139	4,214	(2,345)	(441)
Total deferred tax expense (benefit)	239	18,121	(9,058)	(1,624)
Total tax expense (benefit)	$443	$11,613	$(9,702)	$7,744
The Company received net cash refunds for income taxes of $6.3 million and $4.6 million in 2017 and 2016, respectively, and made net cash payments for income taxes of $7.1 million and $5.3 million in 2015 and 2014, respectively.
A reconciliation between the Company’s effective tax rate on (loss) income before income taxes and the statutory tax rate was as follows:

(in thousands)	For the Year Ended December 31,
	2017		2016		2015 (Restated)		2014 (Restated)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income tax (benefit) expense at federal statutory rate	$(16,037)	34.0%	$(12,192)	34.0%	$(4,282)	34.0%	$9,935	34.0%
State income tax, net of federal benefit	(2,283)	4.8%	(1,758)	4.9%	(1,101)	8.7%	1,295	4.4%
Non-deductible warrants (income)/expense	1,360	(2.9)%	(481)	1.3%	(3,162)	25.1%	(2,098)	(7.2)%
Domestic production activity	—	—%	—	—%	—	—%	(334)	(1.1)%
Other permanent differences	106	(0.2)%	110	(0.3)%	137	(1.1)%	191	0.7%
Research and development tax credits	(426)	0.9%	(837)	2.3%	(1,632)	13.0%	(1,953)	(6.7)%
Tax reserve reassessment	104	(0.2)%	(141)	0.4%	412	(3.3)%	246	0.8%
Federal tax rate change	10,899	(23.1)%	—	—%	—	—%	—	—%
Change in valuation allowance	4,956	(10.4)%	26,846	(74.9)%	—	—%	—	—%
3PI Settlement	1,976	(4.2)%	—	—%	—	—%	—	—%
Other, net	(212)	0.4%	66	(0.1)%	(74)	0.6%	462	1.6%
Income tax expense (benefit)	$443	(0.9)%	$11,613	(32.4)%	$(9,702)	77.0%	$7,744	26.5%
For the year ended December 31, 2017, the Company recognized a pretax loss of $47.2 million, which included $4.0 million of permanently excludable loss associated with the change in the valuation of the Weichai Warrant. For the year ended December 31, 2016, the Company recognized a pretax loss of $35.9 million, which included $1.4 million of permanently excludable income associated with the change in the valuation of its Private Placement Warrants. For the year ended December 31, 2015, the Company recognized a pretax loss of $12.6 million, which included $9.3 million of permanently excludable income associated with the change in the valuation of its Private Placement Warrants. For the year ended December 31, 2014, the Company recognized pretax income of $29.2 million, which included $6.2 million of permanently excludable income associated with the change in the valuation of the Private Placement Warrants.
On December 22, 2017, the President of the U.S. signed the Tax Act, which made broad and complex changes to the U.S. Tax Code, including, but not limited to, (i) reducing the U.S. federal corporate income tax rate from 34.0% to 21.0%, (ii) requiring companies to pay a one-time transitional tax on certain un-repatriated earnings of foreign subsidiaries, (iii) generally eliminating U.S. federal income tax on dividends from foreign subsidiaries of U.S. corporations, (iv) repealing the domestic production activity deduction, (v) providing for the full expensing of qualified property, (vi) adding a new provision designed to tax global intangible low-taxed income (“GILTI”), (vii) revising the limitation imposed on deductions for executive compensation paid by publicly-traded companies, (viii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be utilized, (ix) creating a base erosion-anti-abuse tax (“BEAT”), a new minimum tax on payments made by certain U.S. corporations to related foreign parties, (x) imposing a new limitation on the deductibility of interest expense, (xi) allowing for a deduction related to foreign-derived intangible income (“FDII”) and (xii) changing the rules related to the uses and limitations of net operating loss carryforwards generated in tax years beginning after December 31, 2017.
The Company calculated the impact of the Tax Act in accordance with its understanding of the act and guidance available as of December 31, 2017, and, as a result, recorded $10.8 million as additional income tax expense, offset with an $11.3 million tax benefit from the change in the valuation allowance in the fourth quarter of 2017, the period in which the legislation was enacted.
In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) was signed into law making the research and development tax credit permanent. The Company’s income tax expense for the year ended December 31, 2015 was favorably affected by the recognition of federal tax credits in 2015. Partially offsetting the increase in income tax expense for the year ended December 31, 2014 were research and development tax credits recorded in 2014, net of unrecognized tax benefits, arising from the one-year extension of the federal research and development tax credit as well as continuing state research tax credits.
The Company generates R&D tax credits as a result of its R&D activities, which reduce the Company’s effective income tax rate. In general, these credits are general business credits and may be carried forward up to 20 years to be offset against future taxable income.
Significant components of deferred income tax assets and liabilities consisted of the following:

(in thousands)	As of December 31,
	2017	2016	2015 (Restated)	2014 (Restated)
Deferred tax assets:
Net operating loss carryforwards	$15,399	$1,154	$66	$—
Research and development credits	2,806	2,118	139	—
Other state credits	989	407	164	—
Inventory	2,560	5,837	5,094	3,035
Allowances and bad debts	596	501	334	119
Accrued warranty	3,387	3,820	1,413	948
Accrued wages and benefits	351	786	893	917
Stock-based compensation	645	1,021	756	576
Capitalized research and development costs	1,090	2,291	2,617	2,316
Intangible amortization	1,734	4,519	4,311	—
Other	3,397	6,638	5,069	3,615
Total deferred tax assets	32,954	29,092	20,856	11,526
Valuation allowance	(31,992)	(26,847)	—	—
Total deferred tax assets, net of valuation allowance	$962	$2,245	$20,856	$11,526

Deferred tax liabilities:
Intangible amortization	$—	$—	$—	$(1,091)
Tax depreciation in excess of book depreciation on property, plant and equipment	(1,665)	(2,709)	(3,199)	(1,870)
Total deferred tax liabilities	$(1,665)	$(2,709)	$(3,199)	$(2,961)

Net deferred tax (liability) asset	$(703)	$(464)	$17,657	$8,565

The Company’s net deferred tax assets and liabilities are presented as follows in the Consolidated Balance Sheets:

(in thousands)	As of December 31,
	2017	2016	2015 (Restated)	2014 (Restated)
Current deferred tax assets, net	$—	$—	$—	$8,552
Non-current deferred tax asset/(liabilities), net	(703)	(464)	17,657	13
Net deferred tax (liability) asset	$(703)	$(464)	$17,657	$8,565
In preparing the Consolidated Statements of Operations, the Company has assessed the likelihood that its deferred income tax assets will be realized from future taxable income. In evaluating the ability to recover its deferred income tax assets, the Company considers all available evidence, positive and negative, including the Company’s operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. A valuation allowance is established if it is determined that it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. The Company exercises significant judgment in determining the Company’s income tax expense, its deferred income tax assets and liabilities, and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred income tax assets.
Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to audit by tax authorities in the ordinary course of business. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact the Company's view with regard to future realization of deferred tax assets.
During the second quarter of 2016, the Company considered both the positive and the negative evidence available in order to assess the realizability of its deferred tax assets. As a result of this evaluation, the Company concluded that the negative evidence outweighed the positive evidence and recorded a full valuation allowance of the $17.8 million against its net deferred tax assets. The Company continues to maintain a full valuation allowance of $32.0 million and $26.8 million on its deferred tax assets as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, the Company has, on a tax-effected basis, $2.4 million in R&D and state tax credit carryforwards and $10.8 million in federal net operating loss carryforwards that are available to offset taxable income in the future. The tax credit carryforwards will begin to expire in 2020. The federal net operating loss carryforwards begin to expire in 2037. The state net operating loss carryforwards, on a tax-effected basis and net of federal tax benefit, are $4.6 million. The state net operating loss carryforwards begin to expire in 2025.
The change in unrecognized tax benefits excluding interest and penalties were as follows:

(in thousands)	For the Year Ended December 31,
	2017	2016	2015	2014
Unrecognized Tax Benefits Excluding Interest and Penalties			(Restated)	(Restated)
Balance at beginning of year	$1,202	$1,338	$894	$614
Additions based on tax positions related to the current year	105	168	525	373
Additions/(reductions) for tax positions of prior years	—	(304)	(81)	(93)
Balance at end of year	$1,307	$1,202	$1,338	$894
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2017, 2016, 2015 and 2014, the amount accrued for interest and penalties was not material. The Company reflects the liability for unrecognized tax benefits as “Other noncurrent liabilities” in its Consolidated Balance Sheets. The amounts included in “Additions/(reductions) for tax positions of prior years” represent decreases in the unrecognized tax benefits relating to settlements reached with taxing authorities during each year shown.
As of December 31, 2017, the Company believes the liability for unrecognized tax benefits, excluding interest and penalties, could decrease by $0.2 million in 2018 due to lapses in the statute of limitations. Due to the various jurisdictions in which the Company files tax returns, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2018, but the amount cannot be estimated.

With few exceptions, the major jurisdictions subject to examination by the relevant tax authorities and open tax years, stated as the Company’s fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2014	-	2017
U.S. States	2013	-	2017
The Company is currently under federal income tax audit for tax years 2015 and 2016 and federal employment tax audit for tax years 2017, 2016 and 2015. The Company is currently under Illinois income tax audit for tax years 2014, 2013, 2012 and 2011.
Note 12. Stockholders' Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock were as follows:

(in thousands)	Common Shares Originally Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2013 (Restated)	11,299	777	10,522
Net shares issued for Stock awards	—	(100)	100
Warrants exercised	109	—	109
Balance as of December 31, 2014 (Restated)	11,408	677	10,731
Net shares issued for Stock awards	—	(17)	17
Warrants exercised	5	—	5
Balance as of December 31, 2015 (Restated)	11,413	660	10,753
Net shares issued for Stock awards	—	(15)	15
Warrants exercised	154	—	154
Balance as of December 31, 2016	11,567	645	10,922
Net shares issued for Stock awards	—	(11)	11
Shares issued to Weichai *	2,729	—	2,729
Shares converted from Series B Convertible Preferred Stock *	4,771	—	4,771
Balance as of December 31, 2017	19,067	634	18,433

*	See Note 3. Weichai Transactions for additional information.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock may be designated into one or more series as determined by the Board. As of December 31, 2017, the Board had authorized two series of preferred stock as discussed further herein. At December 31, 2017, 2016, 2015 and 2014, there were no shares of preferred stock outstanding.
Series B Convertible Preferred Stock and Weichai Warrant
In March 2017, the Company issued 2,385,624 shares of Series B Convertible Preferred Stock to Weichai that were converted into 4,771,248 shares of the Company’s Common Stock in November 2017. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company's Common Stock. See Note 3. Weichai Transactions for additional information.
Private Placement Warrants
In connection with a private placement in April 2011, investors in the private placement received Series A Convertible Preferred Stock, which subsequently converted to shares of Common Stock, and Private Placement Warrants, with a five-year term. The Private Placement Warrants represented the right to purchase a total of 750,002 shares of Common Stock at an exercise price of $13.00 per share, subject to adjustments.
The Private Placement Warrants were accounted for as a liability with the effect of the change in fair value of the obligation being reflected in “Loss (gain) from change in fair value of warrants” in the Consolidated Statements of Operations.

See Note 8. Fair Value of Financial Instruments for details describing the valuation approach for the Private Placement Warrants as well as the impact on the Consolidated Statements of Operations for any changes in the value of the Private Placement Warrants.
During 2016, 2015 and 2014, portions of the Private Placement Warrants were exercised, resulting in the issuance of 153,916 shares, 5,000 shares and 109,585 shares of the Common Stock, respectively.
The unexercised Private Placement Warrants totaling 128,341 shares expired in April 2016. As of December 31, 2015 and 2014, 282,257 shares and 287,257 shares of Common Stock, respectively, remained reserved for the exercise of the Private Placement Warrants.
Note 13. Stock-Based Compensation
The Company has the 2012 Plan, which authorizes the granting of a variety of different types of awards including, but not limited to, non-qualified stock options, incentive stock options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), deferred stock and performance units to its executive officers, employees, consultants and Directors. The 2012 Plan is administered by the Compensation Committee of the Board.
Under the 2012 Plan, 830,925 shares were initially made available for awards, with 700,000 additional shares added to the 2012 Plan in 2013. Forfeited shares are added back to the pool of shares available for future awards.
As of December 31, 2017, the Company had 567,311 shares available for issuance of future awards.
SAR Award Agreements
SAR awards entitle the recipients to receive, upon exercise, a number of shares of the Common Stock equal to (i) the number of shares for which the SAR is being exercised multiplied by the value of one share of the Common Stock on the date of exercise (determined as provided in the SAR award agreement), less (ii) the number of shares for which the SAR is being exercised multiplied by the applicable exercise price, divided by (iii) by the value of one share of the Common Stock on the date of exercise (determined as provided in the SAR award agreement). The exercised SAR is to be settled only in whole shares of Common Stock, and the value of any fractional share of Common Stock is forfeited.
For all SAR award assumptions, the Company used rates on the grant date of zero-coupon government bonds with maturities over periods covering the term of the awards, converted to continuously compounded forward rates. Volatility is measured as the amount by which a financial variable such as a share price is expected to fluctuate during a period. The Company considered the historical volatility of its stock price over a term similar to the expected life of the awards in determining expected volatility. The expected term is the period that the awards granted are expected to remain outstanding. The Company has never declared or paid a cash dividend on its Common Stock and has no plans to pay cash dividends in the foreseeable future.
2012 SAR award
In June 2012, the Company’s then Chief Operating Officer (“COO”) was granted a SAR award (“2012 SAR award”) for 543,872 shares at a strike price per share of $22.07. The 2012 SAR award was to vest and become exercisable ratably on each of the first three anniversaries of the grant date and had a ten-year contractual term. In addition, the SAR award included a market condition by which the SAR shares were not exercisable until the last of any seven Valuation Dates (as defined in the SAR award agreement) within any period of ten or fewer consecutive Valuation Dates that commenced after the grant date and prior to the expiration date on each of which the market value per share of Common Stock was at least $22.07. This market condition was met during the first quarter of 2013.
The fair value of the SAR award was determined using the Black-Scholes option valuation pricing model. This fair value would approximate a valuation under a Monte Carlo simulation model, as the derived service period is substantially shorter than the effective term used in the Black-Scholes model. The suggested value from the Black-Scholes method reflected a fully marketable security that was not affected by limited marketability. The Common Stock was not actively traded, and accordingly the valuation was discounted by 15%. The resulting fair value of the 2012 SAR award was $3.31 per share.
The assumptions used for valuing the SARs granted in 2012 included the following:

Assumptions	2012 SARs
Market closing price of the Common Stock	$16.50
Exercise price	$22.07
Risk-free interest rate	0.92%
Expected volatility	55.0%
Expected term	6 years
Dividend yield	—%

Total compensation expense for the 2012 SAR award was initially determined to be $1.8 million. The Company recognized expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards (graded vesting attribution method). As the 2012 SAR award included both a market and a service condition, the Company used the longest of the periods to define its requisite service period in each separately vesting portion or tranche. Using a Monte Carlo analysis, the Company determined that 1.78 years was the likely period until the market condition would be met. As a result, compensation expense for the first tranche was computed on a straight-line basis over the derived service period of 1.78 years. The second and third tranches were computed on a straight-line basis over the explicit service periods. With the market condition being met in the first quarter of 2013, the remaining unrecognized compensation expense for the first tranche was accelerated.
In June 2015, prior to the third tranche vesting, the Company and the recipient agreed to defer the vesting of the remaining 181,290 unvested SAR shares for 30 days. In July 2015, the Company and recipient entered into a SAR and Bonus Agreement, which amended the 2012 SAR award by extending the vesting period applicable to the remaining unvested SAR shares with 100,000 vesting in June 2017 and 81,290 vesting in June 2019. The SAR and Bonus Agreement also limited the sale of any vested SAR shares to no more than $0.8 million within a six-month period without the written consent of the Company’s Compensation Committee and provided the recipient with an annual bonus of $0.3 million for each of calendar years 2019, 2018, 2017 and 2016, as long as the conditions of the 2012 SAR award agreement were met, including the service conditions, and subject to forfeiture under certain circumstances enumerated in the 2012 SAR award agreement.
The Company measured incremental compensation cost related to the amendment by comparing the fair value of the modified award to the fair value of the original award immediately before the modification. Primarily based on differences in risk-free interest rates, it was determined that the modification resulted in incremental compensation expense of $1.84 per SAR share, or $0.3 million in aggregate.
The assumptions used for valuing the incremental compensation related to the modification included the following:

Assumptions	Pre-Modification	Post-Modification
Market closing price of the Common Stock	$53.64	$51.13
Exercise price	$22.07	$22.07
Risk-free interest rate	1.10%	1.53%
Expected volatility	50.0%	50.0%
Expected term	3.5 years	4.9 years
Dividend yield	—%	—%
Fair value of the Common Stock	$31.97	$33.81
During 2013, the first tranche of 181,291 SAR shares that vested in June 2013 was exercised. During 2014, 120,000 of the 181,291 SAR shares that vested in June 2014 were exercised.
In 2015 and 2014, the Company recognized compensation expense of $0.2 million and $0.3 million, respectively, in “Selling, general and administrative expenses” related to the 2012 SAR award.
In the second quarter of 2016, with the recipient's termination of employment with the Company, 61,291 of unexercised SAR shares expired, 181,290 of unvested shares were forfeited, and $0.1 million of previously recognized expense, related to the incremental stock compensation expense, was reversed.
2015 SAR award
In October 2015, the Company’s then Chief Financial Officer was granted a SAR award (“2015 SAR award”) for 60,000 SAR shares at a strike price per share of $24.41. The 2015 SAR award was to vest and become exercisable with respect to one-fourth of the covered shares annually beginning on the third anniversary of the grant date. The 2015 SAR award had a ten-year contractual term.

The assumptions used for valuing the SARs granted in 2015 included the following:

Assumptions	2015 SARs
Market closing price of the Common Stock	$24.41
Exercise price	$24.41
Risk-free interest rate	1.76%
Expected volatility	50.0%
Expected term	7.25 years
Dividend yield	—%
The resulting fair value of the 2015 SAR award was $12.96 per underlying share.
In 2016, the Company recognized compensation expense of $0.1 million in “Selling, general and administrative expenses” in connection with the 2015 SAR award. In 2015, the compensation expense was immaterial. In the first quarter of 2017, as a result of the resignation of the recipient, 60,000 unvested shares were forfeited, and $0.2 million of previously recognized expense was reversed.
2016 SAR awards
In 2016, the Company granted 106,800 SAR awards to various employees. In February 2016, the Company initiated cost reduction efforts, which included salaried head count reductions, salaried wage reductions and hourly furlough programs. In connection with the cost reduction efforts, the Company granted 103,350 SAR awards as a retention incentive for certain employees impacted by these efforts (“February 2016 SAR awards”).
The assumptions used for valuing the February 2016 SAR awards included the following:

Assumptions	February 2016 SAR awards
Market closing price of the Common Stock	$10.76
Exercise price	$11.25
Risk-free interest rate	1.36%
Estimated price volatility	55.0%
Expected term	5.75 years
Dividend yield	—%
The resulting fair value of the February 2016 SAR awards was $5.37 per underlying share. The individual SAR awards vest ratably over two years, with half of the shares becoming exercisable on each of the first two anniversaries of the grant. In 2017 and 2016, the Company recognized compensation expense of $0.2 million and $0.2 million, respectively, primarily in “Selling, general and administrative expenses” related to the February 2016 SAR award grants. The Company recognized an immaterial amount of compensation expense in 2017 and 2016, related to other 2016 SAR awards.
2017 SAR award
In 2017, the Company granted 5,000 SAR awards. The assumptions used for valuing the 2017 SARs included the following:

Assumptions	2017 SARs
Market closing price of the Common Stock	$7.37
Exercise price	$7.37
Risk-free interest rate	2.1%
Estimated price volatility	58.5%
Expected term	6.00 years
Dividend yield	—%
The resulting fair value was $4.10 per underlying share. The SAR award vests ratably over two years, with half of the shares becoming exercisable on each of the first two anniversary of the grant. In 2017, the Company recognized an immaterial amount of compensation expense related to the 2017 SAR award.

SAR activity consisted of the following:

Number of Shares under SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	362,581	$22.07	8.44	$19,228
Granted	—	—		—
Exercised	(120,000)	22.07		6,673
Forfeited	—	—		—
Expired	—	—		—
Outstanding at December 31, 2014	242,581	22.07	7.44	7,166
Exercisable at December 31, 2014	61,291	$22.07	7.44	$1,811

Number of Shares under SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	242,581	$22.07	7.44	$7,166
Granted	60,000	24.41		—
Exercised	—	—		—
Forfeited	—	—		—
Expired	—	—		—
Outstanding at December 31, 2015	302,581	22.53	7.10	—
Exercisable at December 31, 2015	61,291	$22.07	6.44	$—

Number of Shares under SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	302,581	$22.53	7.10	$—
Granted	106,800	11.43		—
Exercised	—	—		—
Forfeited	(195,490)	21.28		—
Expired	(61,291)	22.07		—
Outstanding at December 31, 2016	152,600	16.55	9.02	—
Exercisable at December 31, 2016	—	$—		$—

Number of Shares under SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	152,600	$16.55	9.02	$—
Granted	5,000	7.37		—
Exercised	—	—		—
Forfeited	(67,130)	23.16		—
Expired	(6,750)	12.68		—
Outstanding at December 31, 2017	83,720	11.02	8.21	1,000
Exercisable at December 31, 2017	39,360	$11.25	8.15	$—

Restricted Stock Awards
RSA grants represent Common Stock issued subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. RSAs are valued based on the fair value of the common stock at grant date, with compensation expense for recipients recognized over the vesting period based on the date of the award, primarily recognized in “Selling, general and administrative expenses.”
Restricted stock activity consisted of the following:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2013	162,993	$39.29
Granted	23,000	71.47
Forfeited	(12,000)	60.44
Vested	(19,742)	41.89
Balance as of December 31, 2014	154,251	42.11
Granted	1,000	28.48
Forfeited	(800)	65.51
Vested	(24,207)	42.63
Balance as of December 31, 2015	130,244	41.77
Granted	750	18.50
Forfeited	(4,668)	36.00
Vested	(21,986)	42.96
Balance as of December 31, 2016	104,340	41.61
Granted	437,472	8.13
Forfeited	(29,144)	38.33
Vested	(16,395)	44.19
Balance as of December 31, 2017	496,273	$12.20
In 2017, 2016, 2015 and 2014, the Company recognized $1.4 million, $1.0 million, $1.0 million and $1.0 million, respectively, of compensation expense, net of forfeitures, in connection with the RSAs. The original grant date fair value of restricted stock that vested during 2017, 2016, 2015 and 2014 was $0.7 million, $0.9 million, $1.0 million and $0.8 million, respectively, based on the value at the vesting date. Unrecognized compensation expense related to RSAs as of December 31, 2017, 2016, 2015 and 2014 was $4.6 million, $3.5 million, $4.7 million and $5.8 million, respectively. As of December 31, 2017, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 3.04 years.
2017 Retention Program
The restricted stock information above includes retention awards granted in July 2017. As part of the Company’s efforts to retain certain employees, 379,472 RSAs with a total market value of $2.9 million were granted along with $3.3 million of cash awards. Half of the shares granted vested in March 2018, and the second half vested in March 2019. Half of the cash awards were paid in quarterly installments commencing in July 2017, with the remaining half to be paid in 2019.
Other Equity Award
In 2012, the Company entered into an employment agreement that included an award of $0.5 million of restricted stock with a put option for the recipient to have the Company repurchase the related restricted stock for $2.0 million upon vesting at December 31, 2020. The Company recognized $0.4 million, $0.3 million and $0.1 million of compensation expense related to the restricted stock award in 2016, 2015 and 2014, respectively. In the first quarter of 2017, the award was forfeited, and $1.0 million of previously recognized expense was reversed.
Note 14. Earnings Per Share
The Company computes earnings per share (“EPS”) in accordance with FASB guidance. The Company computes basic earnings per share by dividing net income available to common shares by the weighted-average shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute EPS for 2017, 2016, 2015 and 2014. For 2017, the Company has recognized deemed dividends on the Series B Convertible Preferred Stock issued to Weichai and subsequently converted to Common Stock.
The Company issued Private Placement Warrants that represent the right to purchase shares of Common Stock, SARs and RSAs, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 12. Stockholders’ Equity for additional information of the Private Placement Warrants and Note 13. Stock-Based Compensation for additional information of the SARs and the RSAs.
The computations of basic and diluted EPS were as follows:

(in thousands, except per share basis)	For the Year Ended December 31,
	2017	2016	2015 (Restated)	2014 (Restated)
Numerator:
Net (loss) income	$(47,612)	$(47,472)	$(2,891)	$21,477
Less: Deemed dividend on Series B convertible preferred stock	(37,860)	—	—	—
Net (loss) income available to common stockholders - basic	(85,472)	(47,472)	(2,891)	21,477
Exclude (gain) loss from change in fair value of warrants	—	(1,413)	(9,300)	(6,170)
Net (loss) income available to common stockholders - diluted	$(85,472)	$(48,885)	$(12,191)	$15,307

Denominator:
Shares used in computing net (loss) income per share:
Weighted-average basic shares outstanding	13,787	10,931	10,808	10,705
Effect of dilutive securities	—	—	183	426
Weighted-average common shares outstanding — diluted	13,787	10,931	10,991	11,131

(Loss) earnings per common share:
(Loss) earnings per share — basic	$(6.20)	$(4.34)	$(0.27)	$2.01
(Loss) earnings per share — diluted	$(6.20)	$(4.47)	$(1.11)	$1.38
For 2017, 2016 and 2015, dilutive impacts from SAR and RSA grants were not included in the diluted EPS calculation, as they would have been anti-dilutive due to the losses reported in the Consolidated Statements of Operations. Additionally, for all periods, certain SAR grants were excluded from the diluted EPS calculation, as the Company’s average stock price was less than their respective exercise prices.
For 2017, the Weichai Warrant and the Series B Convertible Preferred Stock were excluded from the diluted EPS calculation, as they would have been anti-dilutive.
The aggregate shares excluded from the diluted EPS calculations, as they would have been anti-dilutive, were 6.3 million shares, 0.3 million shares and 0.1 million shares in 2017, 2016 and 2015, respectively.
Note 15.  Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the Weichai SPA and collaboration arrangement.
3PI Lease Agreement
In connection with the acquisition of 3PI, the Company entered into a lease agreement effective April 1, 2014, with a limited liability company in which one of the former owners of 3PI is the sole member. The lease is for the land, buildings and certain equipment located at 3PI’s facilities in Darien, Wisconsin. The lease expires on March 31, 2021. In 2017, 2016, 2015 and 2014, the Company recognized expense of $0.5 million, $0.5 million, $0.5 million and $0.4 million, respectively, in connection with this lease. See Note 5. Acquisitions for additional information on this acquisition. The former 3PI owner is no longer employed by the Company and is no longer a related party.

Transactions with Joint Ventures
MAT-PSI Holdings, LLC
On December 7, 2012, the Company and MAT Holdings, Inc. (“MAT”) entered into an agreement to create MAT-PSI Holdings, LLC (“MAT-PSI”), which was intended to be a holding company of its 100% Chinese wholly-owned foreign entity, referred to as Green Power. The Company invested $0.9 million for its 50% share of MAT-PSI, which was formed to manufacture, assemble and supply natural gas, gas and alternative-fueled power systems to Chinese and Asian forklift customers. The venture established a production facility in Dalian and also sourced base engines from a local Chinese factory. As MAT-PSI was not profitable, the venture was closed in 2017. The Company’s investment was accounted for under the equity method of accounting.
Doosan-PSI, LLC
In 2015, the Company and Doosan Infracore Co., Ltd. (“Doosan”), a subsidiary of Doosan Group, entered into an agreement to form Doosan-PSI, LLC. The Company invested $1.0 million to acquire 50% of the venture, which was formed to operate in the field of developing, designing, testing, manufacturing, assembling, branding, marketing, selling, distributing and providing support for industrial gas engines and all components and materials required for assembly of the gas engines to the global power generation market outside of North America and South Korea.
Sterling and Wilson Cogen Solutions, LLC
On April 13, 2016, the Company and Sterling and Wilson Power Systems Inc. (“SW”) entered into an agreement for the formation and operation of Sterling and Wilson Cogen Solutions, LLC. The Company invested $0.2 million for its 49% share of the venture. Effective May 31, 2017, the Company sold its 49% membership interest in the venture to SW for $0.2 million pursuant to the agreement.
Joint Venture Operating Results
The Company's Consolidated Statements of Operations included losses of $0.4 million, $0.1 million and a gain of $0.3 million presented in “Other income (expense), net” in 2016, 2015 and 2014, respectively, for these ventures. In 2017, the gain was immaterial.
Transactions with Related Individuals
William D. Winemaster
William D. Winemaster, the father of Gary S. Winemaster, former Chairman of the Board, Chief Executive Officer and President and nonexecutive Chief Strategy Officer, and Kenneth J. Winemaster, Executive Vice President, served as an employee performing consulting and advisory-type services, for which he was paid a salary, an amount for automobiles and related insurance premiums, mobile-telephone services and a bonus. The Company paid to William D. Winemaster $0.2 million in each of the years 2017, 2016, 2015 and 2014.

Note 16. Selected Quarterly Financial Data (Unaudited)
Set forth below is unaudited quarterly financial data for 2017 and 2016.
POWER SOLUTIONS INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	As of
	March 31, 2017	June 30, 2017	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$342	$—	$—
Accounts receivable, net	64,305	56,673	60,811
Income tax receivable	6,829	1,996	841
Inventories, net	97,286	103,335	113,074
Prepaid expenses and other current assets	15,291	12,453	14,536
Total current assets	184,053	174,457	189,262
Property, plant and equipment, net	19,230	19,050	18,974
Intangible assets, net	24,819	23,610	22,401
Goodwill	29,835	29,835	29,835
Other noncurrent assets	5,053	4,518	6,035
TOTAL ASSETS	$262,990	$251,470	$266,507

LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$67,167	$55,610	$54,195
Contingent consideration	30	29	20
Revolving line of credit, current	16,887	25,263	41,332
Other accrued liabilities	35,234	35,379	41,393
Total current liabilities	119,318	116,281	136,940
Deferred income taxes	933	1,066	1,210
Warrants	20,700	21,500	23,200
Long-term debt, less current maturities, net	54,045	54,168	54,305
Other noncurrent liabilities	13,328	12,438	13,312
TOTAL LIABILITIES	$208,324	$205,453	$228,967

MEZZANINE EQUITY
Series B convertible preferred stock, net of issuance costs	$24,617	$27,807	$31,411

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—	$—
Common stock	14	14	14
Additional paid-in capital	100,686	96,543	91,737
Accumulated deficit	(59,070)	(66,817)	(76,018)
Treasury stock, at cost	(11,582)	(11,530)	(9,604)
TOTAL STOCKHOLDERS’ EQUITY	30,048	18,210	6,129
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDERS’ EQUITY	$262,990	$251,470	$266,507

POWER SOLUTIONS INTERNATIONAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	As of
	March 31, 2016 (Restated)	June 30, 2016	September 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,495	$435	$1,610
Accounts receivable, net	45,384	57,884	53,364
Income tax receivable	1,723	3,384	5,737
Inventories, net	139,519	115,062	111,133
Prepaid expenses and other current assets	4,132	4,026	5,146
Total current assets	192,253	180,791	176,990
Property, plant and equipment, net	20,662	20,386	20,257
Intangible assets, net	30,316	28,888	27,459
Goodwill	29,835	29,835	29,835
Deferred income taxes	19,285	—	—
Other noncurrent assets	2,664	2,621	2,821
TOTAL ASSETS	$295,015	$262,521	$257,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,160	$49,729	$45,764
Current maturities of long-term debt	—	—	375
Contingent consideration	5,481	100	88
Revolving line of credit, current	—	14,038	16,994
Other accrued liabilities	17,929	19,182	22,405
Total current liabilities	66,570	83,049	85,626
Revolving line of credit	80,568	—	—
Deferred income taxes	—	372	522
Warrants	226	—	—
Long-term debt, less current maturities, net	53,799	110,929	111,517
Other noncurrent liabilities	11,952	12,833	12,730
TOTAL LIABILITIES	$213,115	$207,184	$210,395

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—	$—
Common stock	11	12	12
Additional paid-in capital	83,729	86,043	86,408
Retained earnings (accumulated deficit)	9,612	(19,180)	(27,895)
Treasury stock, at cost	(11,452)	(11,537)	(11,558)
TOTAL STOCKHOLDERS’ EQUITY	81,900	55,337	46,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$295,015	$262,521	$257,362

POWER SOLUTIONS INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net sales	$84,265	$100,922	$99,953	$131,476
Cost of sales	74,497	88,443	86,702	115,981
Gross profit	9,768	12,479	13,251	15,495
Operating expenses:
Research, development and engineering expenses	3,950	3,848	5,687	6,459
Selling, general and administrative expenses	10,209	10,688	12,062	11,297
Asset impairment charges	—	—	—	1
Amortization of intangible assets	1,209	1,209	1,210	1,210
Total operating expenses	15,368	15,745	18,959	18,967
Operating loss	(5,600)	(3,266)	(5,708)	(3,472)
Other expense:
Interest expense	6,080	1,404	1,654	1,703
Loss from change in fair value of warrants	—	800	1,700	1,500
Loss on debt extinguishment and modifications	11,921	—	—	—
Other expense (income), net	453	2,142	(9)	(225)
Total other expense	18,454	4,346	3,345	2,978
Loss before income taxes	(24,054)	(7,612)	(9,053)	(6,450)
Income tax expense (benefit)	479	135	149	(320)
Net loss	(24,533)	(7,747)	(9,202)	(6,130)
Deemed dividend on Series B convertible stock	—	(3,190)	(3,603)	(31,067)
Net loss available to common stockholders	$(24,533)	$(10,937)	$(12,805)	$(37,197)

POWER SOLUTIONS INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	For the Quarter Ended
	March 31, 2016 (Restated)	June 30, 2016	September 30, 2016	December 31, 2016
Net sales	$76,470	$85,771	$78,944	$98,280
Cost of sales	69,827	81,253	72,820	86,376
Gross profit	6,643	4,518	6,124	11,904
Operating expenses:
Research, development and engineering expenses	4,904	4,817	4,498	4,742
Selling, general and administrative expenses	6,405	6,699	6,855	8,563
Asset impairment charges	345	1,064	38	167
Amortization of intangible assets	1,428	1,429	1,429	1,430
Contingent consideration	—	(283)	—	—
Total operating expenses	13,082	13,726	12,820	14,902
Operating loss	(6,439)	(9,208)	(6,696)	(2,998)
Other expense:
Interest expense	1,438	1,649	3,726	4,402
Gain from change in fair value of warrants	(1,256)	(157)	—	—
Loss on debt extinguishment and modifications	—	—	25	332
Other expense, net	59	92	62	146
Total other expense	241	1,584	3,813	4,880
Loss before income taxes	(6,680)	(10,792)	(10,509)	(7,878)
Income tax (benefit) expense	(3,357)	18,000	(1,792)	(1,238)
Net loss	$(3,323)	$(28,792)	$(8,717)	$(6,640)

POWER SOLUTIONS INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year to Date Period Ended
	March 31, 2017	June 30, 2017	September 30, 2017
Cash provided by (used in) operating activities
Net loss	$(24,533)	$(32,280)	$(41,482)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	1,209	2,419	3,628
Depreciation	1,172	2,342	3,502
Change in valuation of warrants	—	800	2,500
Stock compensation expense	(865)	(1,028)	(297)
Amortization of financing fees	3,109	3,441	3,778
Deferred income taxes	469	602	746
Loss on extinguishment of debt	11,921	11,921	11,921
Provision for doubtful accounts	48	131	216
Provision for inventory obsolescence	146	539	882
Loss on disposal of fixed assets	10	66	115
Other sources, net	135	198	189
Changes in operating assets and liabilities:
Trade accounts receivable, net	(4,017)	3,532	(691)
Inventory, net	3,122	(3,326)	(13,408)
Prepaid expenses and other assets	(1,624)	1,238	(1,359)
Trade accounts payable	15,186	3,244	1,879
Income taxes refundable	298	5,135	6,293
Accrued expenses	2,432	3,242	8,867
Other noncurrent liabilities	(121)	(894)	(821)
Net cash provided by (used in) operating activities	8,097	1,322	(13,542)
Cash (used in) provided by investing activities
Capital expenditures	(1,896)	(2,669)	(3,856)
Other sources, net	—	245	245
Net cash used in investing activities	(1,896)	(2,424)	(3,611)
Cash (used in) provided by financing activities
Repayments of issuance of long-term debt	(71,400)	(71,400)	(71,400)
Financing fees	(253)	(928)	(928)
Net proceeds from stock offering and warrant	59,396	59,396	59,396
Proceeds from revolving line of credit	85,945	209,082	324,416
Repayments of revolving line of credit	(81,833)	(196,593)	(295,859)
Acquisition of businesses contingent consideration payments	(6)	(9)	(19)
Other uses, net	—	(738)	(745)
Net cash (used in) provided by financing activities	(8,151)	(1,190)	14,861
Decrease in cash	(1,950)	(2,292)	(2,292)
Cash at beginning of the year	2,292	2,292	2,292
Cash at end of the period	$342	$—	$—

POWER SOLUTIONS INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year to Date Period Ended
	March 31, 2016 (Restated)	June 30, 2016	September 30, 2016
Cash provided by (used in) operating activities
Net loss	$(3,323)	$(32,115)	$(40,832)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of intangible assets	1,429	2,857	4,286
Depreciation	1,118	2,250	3,412
Change in valuation of warrants	(1,256)	(1,413)	(1,413)
Stock compensation expense	441	692	1,188
Amortization of financing fees	143	445	1,451
Deferred income taxes	(1,628)	18,029	18,179
Loss on extinguishment of debt	—	—	25
Asset impairment charges	345	1,410	1,447
Change in valuation of contingent consideration	—	(283)	(283)
(Income) provision for doubtful accounts	(10)	24	69
Provision for inventory obsolescence	288	3,441	3,928
Loss (gain) on disposal of fixed assets	236	(852)	(846)
Other sources, net	113	205	266
Changes in operating assets and liabilities:
Trade accounts receivable, net	25,158	12,624	17,100
Inventory, net	22,288	42,947	46,390
Prepaid expenses and other assets	(207)	(1,261)	(2,443)
Trade accounts payable	(36,459)	(30,324)	(34,056)
Income taxes refundable (payable)	3,441	1,783	(682)
Accrued expenses	1,891	3,041	6,099
Other noncurrent liabilities	(98)	1,011	1,028
Net cash provided by operating activities	13,910	24,511	24,313
Cash flows from investing activities
Capital expenditures	(1,099)	(1,977)	(3,286)
Proceeds from disposal of assets	—	2,466	2,466
Other uses, net	—	—	(245)
Net cash (used in) provided by investing activities	(1,099)	489	(1,065)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	60,000	60,000
Financing fees	—	(3,402)	(3,402)
Net proceeds from stock offering and warrant	—	2,001	2,001
Proceeds from revolving line of credit	46,902	111,902	196,179
Repayments of revolving line of credit	(63,634)	(195,164)	(276,484)
Acquisition of businesses contingent consideration payments	(3,029)	(8,258)	(8,279)
Other uses, net	—	(89)	(98)
Net cash used in financing activities	(19,761)	(33,010)	(30,083)
Decrease in cash	(6,950)	(8,010)	(6,835)
Cash at beginning of the year	8,445	8,445	8,445
Cash at end of the period	$1,495	$435	$1,610

EFFECT OF RESTATEMENT
The restatement adjustments identified in the three months ended March 31, 2016 were similar in nature to those described in Note 2. Restatement of Previously Issued Consolidated Financial Statements and arose during the Company's comprehensive internal review of its accounting practices as well as its previously issued consolidated financial statements. The Company identified the following categories that required restatement or reclassification and were comprised of a number of related adjustments that have been aggregated for disclosure purposes:

(in thousands)	Three Months Ended March 31, 2016
	Net Sales	(Loss) Income Before Income Taxes
Previously Reported	$61,814	$(8,931)
Restatement adjustments:
Revenue recognition adjustments	$14,656	$3,111
Product development cost	—	123
Inventory valuation	—	(404)
Impairment of long-lived assets	—	(557)
Product warranty	—	(319)
Accrued liabilities	—	422
Equity investment	—	(125)
Net restatement adjustments	14,656	2,251
Restated	$76,470	$(6,680)
The following table presents the effect of the restatement adjustments and reclassifications on the Consolidated Statement of Operations for three months ended March 31, 2016:

(in thousands, except for per share data)	Three Months Ended March 31, 2016
	Previously Reported	Restatement Adjustments and Reclassifications	Restated
Net sales	$61,814	$14,656	$76,470
Cost of sales	57,758	12,069	69,827
Gross profit	4,056	2,587	6,643
Operating expenses:
Research, development and engineering expenses	5,250	(346)	4,904
Selling, general and administrative expenses	6,058	347	6,405
Asset impairment charge	—	345	345
Amortization of intangible assets	1,429	(1)	1,428
Total operating expenses	12,737	345	13,082
Operating loss	(8,681)	2,242	(6,439)
Other expense (income):
Interest expense	1,421	17	1,438
Private placement warrants income	(1,256)	—	(1,256)
Other expense, net	85	(26)	59
Total other expense	250	(9)	241
Loss before income taxes	(8,931)	2,251	(6,680)
Income tax benefit	(3,680)	323	(3,357)
Net loss	$(5,251)	$1,928	$(3,323)

Weighted-average common shares outstanding:
Basic	10,819	—	10,819
Diluted	10,819	—	10,819
(Loss) earnings per common share:
Basic	$(0.49)	$0.07	$(0.42)
Diluted	$(0.49)	$0.07	$(0.42)

The following table sets forth the effects of the restatement adjustments and reclassifications on the Company's Consolidated Balance Sheet as of March 31, 2016:

(in thousands)	As of March 31, 2016
	Previously Reported	Restatement Adjustments and Reclassifications	Restated
ASSETS
Current assets
Cash and cash equivalents	$1,495	$—	$1,495
Accounts receivable, net	63,163	(17,779)	45,384
Income tax receivable	—	1,723	1,723
Inventories, net	120,735	18,784	139,519
Prepaid expenses and other current assets	9,496	(5,364)	4,132
Total current assets	194,889	(2,636)	192,253
Property, plant and equipment, net	24,289	(3,627)	20,662
Intangible assets, net	30,316	—	30,316
Goodwill	41,466	(11,631)	29,835
Deferred income taxes	819	18,466	19,285
Other noncurrent assets	7,181	(4,517)	2,664
TOTAL ASSETS	$298,960	$(3,945)	$295,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,491	$1,669	$43,160
Contingent consideration	—	5,481	5,481
Other accrued liabilities	19,692	(1,763)	17,929
Total current liabilities	61,183	5,387	66,570
Revolving line of credit	80,568	—	80,568
Warrants	226	—	226
Long-term debt, less current maturities, net	53,946	(147)	53,799
Other noncurrent liabilities	1,670	10,282	11,952
TOTAL LIABILITIES	$197,593	$15,522	$213,115

STOCKHOLDERS’ EQUITY
Preferred stock	$—	$—	$—
Common stock	12	(1)	11
Additional paid-in capital	75,500	8,229	83,729
Retained earnings	30,105	(20,493)	9,612
Treasury stock, at cost	(4,250)	(7,202)	(11,452)
TOTAL STOCKHOLDERS’ EQUITY	101,367	(19,467)	81,900
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,960	$(3,945)	$295,015

The restatement effect on the previously issued condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2016 is as follows:

(in thousands)	Three Months Ended March 31, 2016
	Previously Reported	Restatement and Reclassification	Reclassified
Net cash provided by operating activities	$9,995	$3,915	$13,910
Net cash used in investing activities	(214)	(885)	(1,099)
Net cash used in financing activities	(16,731)	(3,030)	(19,761)
Decrease in cash	(6,950)	—	(6,950)
Cash at beginning of year	8,445	—	8,445
Cash at end of period	$1,495	$—	$1,495
The primary reclassification moved payment of contingent consideration to financing from operating.
Note 17. Subsequent Events
In April 2018, the Company finalized the purchase of emissions testing assets and the sublease of an emissions testing facility from Ricardo, Inc., a subsidiary of the strategic engineering and environmental consultancy, Ricardo Plc., for $5.6 million in cash. The acquisition strategically expands and strengthens the Company’s R&D and testing capabilities.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
By letter dated (and received) January 27, 2017, RSM notified the Audit Committee of the Company’s Board of its resignation as the Company’s independent registered public accounting firm. The information contained in the third, fourth, fifth and seventh paragraphs of the Company’s Current Report on Form 8-K as filed with the SEC on February 3, 2017 is herein incorporated by reference.
On March 14, 2018, the Audit Committee appointed BDO as the Company’s new independent registered public accounting firm and dismissed Frazier as the Company’s independent registered public accounting firm. The information contained in the second paragraph of the Company’s Current Report on Form 8-K as filed with the SEC on March 19, 2018 and in the third paragraph of the Company’s Current Report on Form 8-K/A as filed with the Commission on March 20, 2018 is herein incorporated by reference.

Item 9A.	Controls and Procedures
Background
As previously reported, as a result of independent reviews conducted with the assistance of independent counsel and forensic accounting professionals engaged by the Audit Committee, the Company’s senior management, in consultation with the Audit Committee and the Board, determined that the Company’s previously issued consolidated financial statements for (i) the year ended December 31, 2015 and the second, third and fourth fiscal quarters within such fiscal year, and (ii) the quarter ended March 31, 2016 should be restated to reflect the impact of certain errors involving revenue recognition and, accordingly, should no longer be relied upon. The Company also reported that management’s report on the effectiveness of disclosure controls and procedures and internal control over financial reporting, in each case for the relevant periods, and the related reports of the external auditor (at the time, RSM) should no longer be relied upon.
RSM separately notified the Company that it recalled RSM’s previously issued audit reports on the Company’s consolidated financial statements and internal control over financial reporting for the years ended December 31, 2015 and 2014.
RSM subsequently advised the Company that, based on information it received from the Audit Committee in connection with the aforementioned independent review, it determined that there are material weaknesses in the Company’s internal control over revenue recognition and overall control environment and that it could no longer rely on management representations. As such, RSM determined that its 2014 audit report and its interim review of the first quarter of 2015 could no longer be relied upon. As a result, the Company communicated that its previously issued consolidated financial statements for (i) the year ended December 31, 2014 and (ii) the quarter ended March 31, 2015 should no longer be relied upon. In addition, management’s report on the effectiveness of disclosure controls and procedures and internal control over financial reporting, in each case for the foregoing relevant periods, should no longer be relied upon.
Prior to the filing of this Annual Report on Form 10-K, the Company has neither issued audited financial statements nor filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q, since the filing of its Annual Report on Form 10-K for the year ended December 31, 2015 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Consequently, management previously had not evaluated the effectiveness of the Company’s disclosure controls and procedures since the end of the quarter ended March 31, 2016 or its internal control over financial reporting since December 31, 2015.
This Annual Report on Form 10-K includes audited consolidated financial statements for the four years in the period ended December 31, 2017. In connection with the preparation and filing of this Annual Report on Form 10-K, the Company has conducted the requisite evaluations of the effectiveness of its disclosure controls and procedures and internal control over financial reporting, each as of December 31, 2017. The remedial measures undertaken by the Company’s current management team and advisors in response to, and following, the Audit Committee investigation and the conclusions that its current management team reached in its evaluations of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2017, are described below in detail.
Restatement of Previously Issued Financial Statements
Based on the independent reviews completed, the Audit Committee and the Board concluded that there were material misstatements in the consolidated financial statements for 2013, 2014 and 2015 and the quarter ended March 31, 2016. Accordingly, the Company’s Board and management concluded that the consolidated financial statements for these periods should no longer be relied upon. The restated consolidated financial statements for 2015 and 2014, including the cumulative impact of errors prior to 2014, as well as the 2017 and 2016 consolidated financial statements are included in this Annual Report on Form 10-K. See Note 2. Restatement of Previously Issued Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data, for more details on the restatement items.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the last fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K, because of material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d(f) under the Exchange Act, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, the Company's internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or a combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
As a result of management’s review of the Company's financial and accounting records and the other work completed by the management team and its advisers, management concluded that, as of December 31, 2017, the Company had material weaknesses relating to certain internal controls. These material weaknesses are summarized below, and remediation efforts completed or underway are outlined in the “Remediation of Material Weaknesses in Internal Control over Financial Reporting” section below.
Control Environment, Risk Assessment, Information and Communication, and Monitoring
The Company’s control environment, which is the responsibility of management and is subject to the oversight of the Audit Committee and the Board, establishes the tone of the organization, influences the control consciousness of its officers and employees, and is the foundation for all other components of internal control over financial reporting.

As of December 31, 2017, the Company did not maintain an effective control environment, primarily attributable to the following identified material weaknesses:

•
Control Environment: The Company was unable to demonstrate that it had maintained a corporate culture that (i) instilled an adequate enterprise-wide attitude of control consciousness supporting the Code of Business Conduct and Ethics, (ii) promoted accountability and timely communication across the organization and the Board and (iii) had sufficiently robust processes or focus to identify or address internal control weaknesses. This weakness in the control environment likely contributed to many of the other material weaknesses disclosed herein.

•	Skillset and Competency: The Company did not have sufficient resources with appropriate levels of technical accounting or information technology (“IT”) knowledge, including the following:

◦
Technical accounting knowledge to reach accounting conclusions in accordance with U.S. GAAP, leading to issues including, but not limited to, properly accounting for revenue, capitalization, complex and non routine transactions and reserves.

◦
IT resources to adequately support the organization including, but not limited to, the design and implementation of robust IT general controls (“ITGC”) to support internal control over financial reporting, the oversight of the Company's applications, systems and related training to the IT system user group.

•	Policies and Procedures: The Company did not maintain adequate policies or procedures, contributing to a breakdown in related controls, including the following:

◦
Accounting policies and procedures were not appropriately designed, established, published or maintained. There was no formalized process for determining, documenting, communicating, implementing and monitoring the Company’s accounting policies and procedures, including updates for new accounting pronouncements and guidance.

◦	Enterprise-wide policies and procedures related to record retention and the delegation of authority policy were not updated, approved or communicated across the organization.

◦	IT policies and procedures were neither broadly enforced, nor did they directly support a sustainable ITGC framework.

•
Internal Control Function: The Company did not have an effective internal control program in place, including a robust risk assessment, and did not clearly communicate responsibilities to control owners, or consistently communicate deficiencies to the Audit Committee.

•
Segregation of Duties: The Company did not maintain effective policies, procedures or controls in aggregate to ensure adequate segregation of duties within its business processes, financial applications and IT systems. Specifically, the Company did not have appropriate controls in place to adequately assess the segregation of job responsibilities and system user access for initiating, authorizing and recording transactions. In addition, the Company did not have adequate mitigating or monitoring controls in place.

Control Activities
As of December 31, 2017, the material weaknesses described above contributed to the activity level material weaknesses described below:

•
Revenue Accounting: The Company did not maintain effective policies, procedures or controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions. Specifically, the Company did not:

◦	Timely or accurately communicate information to the accounting department including, but not limited to, terms of sales agreements, including rebates and other contractual discounts.

◦	Perform adequate review and approval controls for recording manual revenue entries, including revenue-related reserves (such as sales allowances).

•
Capitalization: The Company did not have defined policies, procedures or controls to consistently review capitalization of costs incurred on capital asset projects and accounting treatment for research and development activities.

•
Complex and Nonroutine Transactions: The Company did not have defined policies, procedures or controls to identify and determine the appropriate accounting treatment for certain complex and nonroutine transactions, including but not limited to identification of reporting units and triggering events that could impact the assessment of potential impairments of plant, property and equipment, intangibles and goodwill, accounting for debt transactions, purchase accounting for business combinations and lease classification.

•
Reserves and Accruals: The Company did not have sufficiently defined policies, procedures or controls to ensure consistent recognition of accrued liabilities and reserve balances, including but not limited to excess and obsolete inventory and warranty reserves.

•
Period End Close / Accounting Documentation: The Company did not maintain effective policies, procedures or controls in aggregate over the period-end financial close and reporting process to enable timely reporting of complete and accurate financial information. Specifically, it lacked controls to define financial statement review thresholds, consistently review journal entries prior to posting, review procedures related to taxes and inventory in-transit, consistently prepare, approve and retain adequate supporting documentation for balance sheet account reconciliations. Additionally, the Company did not have an effective Section 302 certification process to support the completeness and accuracy of required financial statement disclosures.

•
Information Technology: The Company’s ITGC framework was not adequately designed and implemented to support the effective operation of internal control over financial reporting. Specifically, ITGCs were not designed to ensure that logical access was appropriately segregated and restricted based on business needs, and controls were not consistently implemented to support timely and effective changes to financial systems and applications. The aggregated IT deficiencies impact each ITGC domain and in-scope application, and the pervasive nature and lack of adequate compensating controls limited management’s ability to rely on the completeness and accuracy of data processed by and reports generated from financial applications.

•
Data Maintenance: The Company did not have defined procedures or controls, in aggregate, to validate the completeness and accuracy of information maintained, input or edited within master and transaction files, including but not limited to customer and vendor master files, employee data files, perpetual inventory records, stock compensation agreements and debt arrangements. Additionally, the Company did not have compensating controls to review and validate the underlying data maintained.

Remediation of Material Weaknesses in Internal Control over Financial Reporting
Management is committed to the implementation of remediation efforts to address the material weaknesses. The remediation efforts summarized below, which have been or will be implemented, are intended both to address the identified material weaknesses and to enhance the Company’s overall internal control environment.
Control Environment, Risk Assessment, Information and Communication, and Monitoring

•	Control Environment:

◦
The Company has either replaced or appointed the new Board and the Audit Committee members, a Chief Executive Officer, a Chief Financial Officer and a Vice President, Internal Audit. These changes, along with the actions of these individuals and other senior management, have collectively improved the tone of integrity, transparency and support of the Company’s updated Code of Business Conduct and Ethics.

◦
The Company has updated its Code of Business Conduct and Ethics and has initiated an ongoing training program to help ensure employees understand and comply with the Code. The Company will continue to enhance the program to provide extensive communications and training to employees across the entire organization regarding the importance of integrity and accountability.

◦	The Company has established a process to identify and address internal control weaknesses through the Internal Control Function, described below.

•	Skillset and Competency:

▪
In addition to the new Chief Executive Officer, Chief Financial Officer and Vice President, Internal Audit, the Company has either replaced or appointed personnel for critical accounting positions who are certified public accountants with the appropriate level of public-company experience, including, among others, a Corporate Controller, a Director of Accounting and a Director of Financial Reporting.

▪
The Company has supplemented existing accounting resources with temporary resources to assist with performing technical accounting activities. The Company continues to evaluate its needs, and it plans to hire additional full-time employees with technical accounting expertise and public company experience, as needed.

▪	The Company is assessing the level and technical skills in the IT function to support the design and implementation of ITGCs.

•	Policies and Procedures:

•	The Company has developed and begun implementing a delegation of authority policy that appoints tiered approvers based upon risk and materiality of the transaction.

•
The Company is in the process of identifying a central repository to maintain all the Company’s policies, providing training to users, and developing a framework to establish responsibility and accountability for executing and monitoring policies and procedures.

•
The Company has identified critical accounting, IT and record retention policies, developed a prioritized plan to draft policies and determined a framework to ensure that all policies are formally communicated to the relevant stakeholders and that training is administered. The Company is in the process of drafting these policies.

•
The Company is creating a culture of continuous improvement by designing a framework for management to proactively and openly self-identify, document, reassess, report and remediate policies, procedures and control issues.

•	Internal Control Function:

•	The Company has developed and begun implementing a more comprehensive internal controls program, which includes the following:

•	completing a more robust financial reporting risk assessment and review process to ensure that it has identified, designed and implemented appropriate key internal control over financial reporting;

•	reviewing, analyzing and properly documenting its processes related to internal control over financial reporting;

•	performing a more robust fraud risk assessment and evaluating key fraud controls;

•	testing the design and operating effectiveness of key internal control over financial reporting (including ITGCs and application controls); and

•
tracking and communicating U.S. Sarbanes-Oxley Act of 2002 (“SOX”) deficiencies and associated risks and remediation plans to management, the Internal Control Steering Committee and the Audit Committee.

•
The Company developed an Internal Control Steering Committee comprised of the following members: Chief Executive Officer, Chief Financial Officer, General Counsel, Vice President, Internal Audit, Chief Information Officer, Corporate Controller and VP of Operations.

•
The Company has developed a formal, enterprise-wide remediation plan, including detailed and prioritized action plans, owners and a phased timeline. This remediation plan is overseen by the Internal Control Steering Committee, and progress will be communicated to the Audit Committee on a quarterly basis.

•
The Company has developed a SOX training program to educate Accounting, Sales, Operations, IT and corporate executives on internal control concepts and responsibilities. This training program will be administered annually and will reinforce accountability and the importance of sustaining a strong internal control environment.

•	Segregation of Duties:

◦	The Company is establishing policies governing the segregation of incompatible duties across the organization.

◦
The Company is designing various accounting processes and application and system controls to adequately segregate job responsibilities and system access throughout the organization and to implement applicable mitigating internal controls.

Control Activities
As part of the overall remediation plan, the Company is designing and implementing review and approval controls over data utilized in various accounting processes. These controls will address the accuracy, timely recording and completeness of data used in the determination of significant accounting estimates, reserves and valuations as well as impacted presentation and disclosures in accordance with U.S. GAAP.

•	Revenue Accounting:

•
The Company is designing and implementing policies and procedures to ensure that critical inputs affecting the accuracy and timeliness of revenue recognition and related reserves and sales allowances are communicated to the accounting department on a timely basis.

•
The Company is establishing and implementing improved review and approval controls across the Company to ensure that revenue, including that of nonroutine revenue transactions, is recognized consistently in accordance with U.S. GAAP.

•	The Company has created a sales audit function to review certain key transaction attributes.

•	Capitalization:

•
The Company is designing and implementing policies, procedures and controls over capitalization, including but not limited to the capitalization of costs incurred on capital asset projects and accounting treatment for research and development activities.

•	Complex and Nonroutine Transactions:

•
The Company is designing and implementing policies, procedures and controls over the evaluation, review and approval of complex and nonroutine transactions, including but not limited to identification of reporting units and triggering events that could impact the assessment of potential impairments of plant, property and equipment, intangibles and goodwill, accounting for debt transactions, purchase accounting for business combinations and lease classification.

•	Reserves and Accruals:

•
The Company is designing and implementing policies, procedures and controls over the review and approval of key reserves and accruals, including, but not limited to, excess and obsolete inventory and warranty reserves.

•	Period-End Close / Accounting Documentation:

•
The Company is designing and implementing policies, procedures and controls over the period-end close process and related documentation including, but not limited to, period-end checklists, review and approval of journal entries, taxes, inventory in-transit, account roll forwards and reconciliations, general-ledger account maintenance and financial statement analysis/thresholds.

•
The Company has implemented a formal Section 302 disclosure and certification program that requires management to complete quarterly representation letters and disclosure sub-certification questionnaires.

•	Information Technology:

•	The Company is reconstructing its ITGC framework to focus on controls that mitigate key financial reporting risks.

•
The Company is designing and implementing controls over access, change management and IT operations to ensure that access rights are restricted to appropriate individuals, and that data integrity is maintained via effective change controls over system updates and over the flow of data between systems.

•	Data Maintenance:

•
The Company is designing and implementing procedures and controls to appropriately identify and assess changes made to data repositories that could significantly impact data integrity and the internal control framework, including but not limited to (i) creating centralized, complete and accurate data repositories, (ii) maintaining customer and vendor master files, employee data files, perpetual inventory records, inventory cycle counts, stock compensation agreements and debt arrangements and (iii) communicating an enterprise data management policy and record retention policy.

•	The Company is developing procedures to review and validate underlying data supporting the internal controls.
When fully implemented and operational, the Company believes the measures described above will remediate the control deficiencies that have led to the material weaknesses it has identified and will strengthen its internal control over financial reporting. The Company is committed to continuing to improve its internal control processes and it will continue to review its financial reporting controls and procedures. As the Company continues to evaluate and work to improve its internal control over financial reporting, it may determine that a need exists to take additional measures to address control deficiencies or modify certain remediation measures described above.
Conclusion
As a result of the material weaknesses described above, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was ineffective.
In light of these material weaknesses in internal control over financial reporting, prior to filing this Annual Report on Form 10-K, the Company completed substantive procedures, including extensive temporary manual procedures and other measures as needed, to assist with meeting the objectives otherwise fulfilled by effective internal control over financial reporting. These procedures included but were not limited to conducting additional analysis and substantive procedures, and, in certain cases, correcting the accounting treatment and related disclosures for certain transactions. The Company also hired additional resources and retained outside consultants with relevant accounting experience, skills and knowledge, working under the Company's supervision and direction to assist with the account closing and financial statement preparation process. These additional procedures have allowed the Company to conclude that, notwithstanding the material weaknesses in its internal control over financial reporting described above, the consolidated financial statements included herein fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Item 9B.    Other Information.
On May 16, 2019, the Company entered into a waiver (the “Waiver”) to the Wells Fargo Credit Agreement. The waiver, among other things, waives any default that would arise from the failure to timely deliver annual audited financial statements for fiscal year ended December 31, 2018 and the associated compliance certificate and the information required therewith; provided, that the financial statements and compliance certificate are delivered to Wells Fargo on or before December 31, 2019.
The foregoing description of the Waiver is not complete and is qualified in its entirety by reference to the Waiver, a copy of which is attached hereto as Exhibit 10.41, and is incorporated herein by reference.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Directors
Current Directors
Currently, the Company's Board consists of seven Directors. As more fully described in Item 1A. Risk Factors, included in Part I, and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Weichai currently has three representatives on the Board. According to the Rights Agreement, with Weichai exercising the Weichai Warrant and becoming the owner of 51.5% of the outstanding shares of the Company's Common Stock, the Company shall cause the appointment to the Board of an additional individual designated by Weichai, and Weichai shall thereafter have the right to nominate for election four Directors and any additional number of designees necessary to ensure that its designees constitute the majority of the Directors serving on the Board. With Weichai becoming a majority beneficial owner of the Company's outstanding shares of its Common Stock, Weichai is able to exercise control over matters requiring the stockholders' approval, including the election of the Directors, amendment of the Company's Charter and approval of significant corporate transactions.
The table below sets forth a Director's position on the Board, the membership on the Board's Committees, the age and the year first elected or appointed as a Director for each Director of the Company. This information is as of May 3, 2019.

Name	Position	Committee	Age	Director Since
Shaojun Sun, Ph.D.	Chairman of the Board	Compensation; Nominating and Governance	53	2017
Leslie A. Coolidge	Director	Audit (Chair)	59	2017
Kui Jiang	Director	Nominating and Governance (Chair); Compensation	55	2017
Kenneth W. Landini	Director	Compensation (Chair); Nominating and Governance	62	2001
Jason Lin	Director	Audit	65	2017
Huisheng Liu	Director	Compensation	54	2018
Frank P. Simpkins	Director	Audit	56	2017
The narrative descriptions below set forth the principal occupation, employment, position with the Company, if any, and directorships in other public corporations, for each of the seven Directors. Unless otherwise indicated, each Director has been engaged in the principal occupation or occupations described below for more than the past five years.
Shaojun Sun, Ph.D. has served as the Company's Chairman of the Board since April 1, 2017. In addition, he was appointed as a member of the Compensation and Nominating and Governance Committees.
Dr. Sun is currently a Director of Weichai Group Holdings Limited and Weichai Heavy-duty Machinery Co., Ltd. Dr. Sun is an Executive Director and Executive President of Weichai Power Co., Ltd., as well as a Director of Weichai and Weichai Heavy-duty Machinery Co., Ltd. Dr. Sun joined Weifang Diesel Engine Factory in 1988 and held various supervisory positions as a Chief Engineer of Weifang Diesel Engine Factory, and Director of Torch Automobile Group Co., Ltd.
He holds a Senior Engineer degree from Beijing Aviation College and a Doctorate degree in Engineering.
Leslie A. Coolidge has served as a Director of the Company since July 13, 2017. She is the Chair of the Audit Committee.
Ms. Coolidge has over 35 years of public-company financial expertise. She was a national technical director of Riveron Consulting, LLC, a professional-services firm, from 2016 to 2017. From 2013 until 2015, Ms. Coolidge served as a consultant and chief financial officer adviser for Resources Global Professionals, a professional-services firm. From 1981 until 2009, Ms. Coolidge was employed by KPMG LLP, where she retired as an audit and SEC reviewing partner. At KPMG, Ms. Coolidge led significant global audit engagements, serving major companies with their complex accounting, financial and strategic needs. During her 28 years at KPMG, Ms. Coolidge led client engagement teams auditing SEC registrants and concurrently served as concurring reviewing partner. In addition to her client engagements, she served as a partner in KPMG’s Department of Professional Practice as well as the firm’s representative on the American Institute of CPAs’ (“AICPA”) Accounting Standards Executive Committee. Ms. Coolidge serves on the Board of the Chicago Academy of Sciences and its Peggy Notebaert Nature Museum and previously served on the Board of the International Crane Foundation.
She holds a Bachelor of Arts degree in Government from Harvard University and a Master of Science degree in Accounting from New York University. She is a member of the AICPA and a Certified Public Accountant in Illinois and New York. Ms. Coolidge

qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial public-company audit experience gained from her tenure as a partner at KPMG LLP.
Kui Jiang has served as a Director of the Company since April 1, 2017. He is a member of the Compensation Committee and the Chair of the Board's Nominating and Governance Committee.
Mr. Jiang is a nonexecutive Director of Weichai Power Co., Ltd. and Sinotruk (Hong Kong) Limited. He has held various positions including Engineer and Deputy General Manager of Assembly Department of Shandong Bulldozer General Factory, Deputy General Manager of Shantui Import and Export Company, Deputy Director, Director of Manufacturing Department, Deputy General Manager and Director of Shantui Engineering Machinery Co., Ltd., Deputy General Manager of Shandong Engineering Machinery Group Co., Ltd., Executive Deputy General Manager and Vice Chairman of Weichai Group Holdings Limited, Chairman of Shanzhong Jianji Co., Ltd. and Director of Shandong Heavy Industry Group Co., Ltd. He is now the President of Shandong Heavy Industry Group Co., Ltd.
He graduated with a Bachelor’s degree in Engineering from the Automobile Engineering Department of Tsinghua University and holds a Master's degree in Business Management from Wright State University.
Kenneth W. Landini has served as a Director of the Company since 2001 and assisted in the development and growth of the business of the Company since 1985. On August 7, 2017, Mr. Landini was elected as the Chair of the Compensation Committee. He is also a member of the Nominating and Governance Committee.
Mr. Landini previously served as the Vice President of Finance for the Company's subsidiary, Power Great Lakes, Inc., from December 1985 to March 1988 and assisted the Company in establishing distributor relationships and expanding the territories into which the Company provides its power systems. Mr. Landini is a Partner and Co-founder of Landini, Reed & Dawson, P.C., a certified public accounting and consulting firm in southeastern Michigan, which was established in 1988.
He holds a Bachelor of Arts degree from Albion College and is a licensed Certified Public Accountant in the state of Michigan.
Jason Lin has served as a Director of the Company since May 15, 2017 as well as a member of the Audit Committee since June 28, 2017.
Mr. Lin has over three decades of Engineering and Executive Management experience in the engine development and manufacturing industries. From 2009 to July 2016, Mr. Lin served as Chief Executive Officer and President of Société Internationale des Moteurs Baudouin, a France-based marine engine manufacturing subsidiary of Weichai. During this tenure, he also served as an Executive Technical Director and adviser to the Chairman of Weichai.
From February 2001 to July 2006, Mr. Lin was employed by International Truck and Engine Corporation, a truck, bus and diesel engine manufacturer subsidiary of Navistar International Corporation, in engineering management positions. Earlier in his career, Mr. Lin was employed in engineering positions by Cummins Engine Company and worked in Japan for Komatsu-Cummins Engine Company as Vice President.
Huisheng Liu has served as a Director of the Company since February 15, 2018 as well as a member of the Compensation Committee since July 17, 2018.
Mr. Liu has served as a Chairman and Chief Executive Officer of Weichai since 2013. Mr. Liu also serves as a Chairman of Shantui Construction Machinery Co., Ltd and Vice President of Shandong Heavy Group Co., Ltd., in charge of corporate management systems development and business operation control. Mr. Liu joined Weichai in 1989 and, in addition to the aforementioned, has held various positions, including president of Chongqing Weichai Diesel Engine Factory, president of Weichai Heavy Machinery Co., Ltd., a listed company on the Shenzhen Stock Exchange, and Executive Vice President of Weichai.
Frank P. Simpkins has served as a Director of the Company since July 13, 2017. He is a member of the Audit Committee.
Mr. Simpkins has over 25 years of executive management and financial experience. From June 2016 to December 2016, he served as Chief Financial Officer of Emerson Network Power, part of Emerson Electric Co. From 2006 to 2015, Mr. Simpkins served as Vice President and Chief Financial Officer of Kennametal Inc., a global leader in the design and manufacture of engineered components, advanced materials and cutting tools. Mr. Simpkins previously served on the Board of Trustees of Pennsylvania State University, New Kensington.
He holds a Bachelor of Science degree in Accounting from Pennsylvania State University. Mr. Simpkins qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial public-company reporting experience gained from his roles as Chief Financial Officer during his career.
Terms of Office
Each Director will continue to serve as a Director until the next annual meeting of stockholders and until his or her successor is duly elected and qualified.

Previous Directors
The following information pertains to the Company's former Directors:
H. Samuel Greenawalt served as an Independent Director and as a member of the Audit Committee from 2001 until March 25, 2015, when he passed away. Mr. Greenawalt had over 50 years of experience in the banking industry. Since 2000, Mr. Greenawalt had served as a Vice President of Sulfo Technologies, LLC, an automotive component service provider.
Jay J. Hansen served as an Independent Director, as Chair of the Audit Committee and as a member of the Compensation Committee from 2011 until his resignation effective May 31, 2017. Mr. Hansen was the co-founder of O2 Investment Partners, LLC, a private equity investment group focusing on small and middle market manufacturing, niche distribution, select service and technology businesses, and he served as the President and a Managing Partner of O2 Investment Partners, LLC since 2010.
Ellen R. Hoffing served as an Independent Director and as a member of the Audit Committee effective September 18, 2015 until her resignation effective May 31, 2017. Ms. Hoffing served as a Chief Operating Officer and Co-President of Neos Therapeutics, a specialty pharmaceutical company that focused on extended release liquid and orally disintegrating tablet drug development, from September 2009 until April 2014.
Mary E. Vogt served as an Independent Director, as Chair of the Compensation Committee and as a member of the Audit Committee from 2011 until her resignation effective May 31, 2017. Ms. Vogt served as the President of Home Access Health Corporation, a medical device manufacturer and specialty laboratory serving the disease management, wellness, managed care and consumer markets, since 2008, and she served as the Chief Financial Officer of Home Access from 2003 to 2008.
Gary S. Winemaster served as the Chairman of the Board from 2001 until he stepped down effective April 1, 2017. Mr. Winemaster also resigned as a Director effective April 6, 2017 and transitioned to a nonexecutive role as Chief Strategy Officer until his resignation from the position and retirement effective May 3, 2019. He served as the Chief Executive Officer and President of Power Great Lakes from 1992, which, prior to its incorporation in 2001, was the parent operating organization of the Company's business, and is currently a wholly-owned subsidiary of the Company.
Current Executive Officers
The table below sets forth the age, year first appointed as an executive officer and position with the Company for each current executive officer of the Company. This information is as of May 3, 2019.

Name	Age	Executive Officer Since	Present Position with the Company
John P. Miller	61	2017	Chief Executive Officer and President
Charles F. Avery, Jr.	54	2017	Chief Financial Officer
Kenneth J. Winemaster	55	2007	Executive Vice President
William A. Buzogany	57	2018	General Counsel and Vice President of Human Resources
Donald P. Klein	45	2018	Corporate Controller
The narrative descriptions below set forth the employment and position with the Company, principal occupation and education for each of the five current executive officers:
John P. Miller was appointed as the Company's Chief Executive Officer and President effective May 17, 2017.
Mr. Miller has over 35 years of broad-based executive management experience in the manufacturing, distribution and transportation industries in both public and private equity companies. From 2008 until 2016, he served in operational and financial management positions of increasing responsibility at Navistar International Corporation, a global manufacturer of commercial and military trucks, school buses, diesel engines and provider of service parts for trucks and diesel engines, and most recently, from 2014, as a Senior Vice President of Operations and Corporate Finance. Mr. Miller’s prior positions at Navistar included Vice President and General Manager for specialty business as well as Vice President and Chief Financial Officer for engine and parts. Prior thereto, he served in the role of Chief Financial Officer of Laidlaw Education Service, a provider of public transportation services, Chicago Metallic Corporation, a global manufacturer of suspended ceiling and metal products, Fleetpride, Inc., a distributor of heavy-duty truck parts, and Peapod, an online grocery delivery company.
Mr. Miller received his Bachelor of Arts degree in Economics from DePauw University and his Master's degree in Business Administration from the University of Michigan.

Charles F. Avery, Jr. was appointed as the Company's Chief Financial Officer on July 31, 2017.
Mr. Avery has approximately 30 years of financial, information technology and strategic leadership experience in the industrial, manufacturing, distribution and consumer products industries at various public companies and has also served both private and public companies during his tenure in public accounting. From 2013 until 2016, he served as Chief Financial Officer, Vice President of Finance and Treasurer, at FreightCar America, Inc., a designer and builder of railroad freight cars, supplier of railcar parts and provider of railcar leasing. Prior to that role, from 2005 until 2013, he served in financial and information technology leadership positions, including from 2010, as Vice President, Corporate Controller and Chief Information Officer, at Federal Signal Corporation, a global designer and manufacturer of safety, signal and communications equipment and environmental and firefighting vehicles, serving governmental and commercial customers. Earlier in his career, he served in financial leadership roles at Home Products International, Inc. and in audit and business advisory roles at Arthur Andersen LLP.
Mr. Avery received his Bachelor of Science degrees in Accountancy and Computer Information Systems from Ferris State College and his Master's degree in Business Administration from the University of Notre Dame. He is a certified public accountant.
Kenneth J. Winemaster was appointed as Executive Vice President on November 28, 2017. Mr. Winemaster served as the Company's Senior Vice President from 2001 to 2017 and also served as the Company's Secretary from 2001 to 2013. In addition, Mr. Winemaster served as a Director of the Company from 2001 to 2011. Mr. Winemaster has significant management experience setting strategy and supporting operations and customer service.
William A. Buzogany has served as the Company's General Counsel, Vice President of Human Resources and Executive Officer since January 11, 2018. Mr. Buzogany served as the General Counsel since September 1, 2016. Mr. Buzogany previously served as Chief Legal Officer and Vice President of Human Resources since February 2014. Prior to this role, Mr. Buzogany was a Founding Partner of the law firms of Buzogany and Associates, LLC and Buzogany, Marks and Mueller, LLC as well as President of Vital Products, Inc., a medical equipment company.
Mr. Buzogany has practiced law for 30 years focused in commercial litigation in the areas of healthcare, employment, business, contract, real estate and construction laws. He received his Bachelor’s degree from the University of Wisconsin and his Juris Doctor (J.D.) degree from the University of Chicago Law School.
Donald P. Klein has served as the Corporate Controller and Principal Accounting Officer since May 14, 2018.
Mr. Klein has over 20 years of experience in the areas of finance and accounting, including SEC reporting, accounting policies and procedures and internal controls. Prior to joining the Company, he served as Assistant Corporate Controller at Littelfuse, Inc., a publicly traded company, with customers in the electronics, automotive and industrial markets with products that include fuses, semiconductors, polymers, ceramics, relays and sensors. Prior to that role, from 2008 to 2017, Mr. Klein served in various positions of increasing responsibility within finance and accounting, including most recently as Assistant Corporate Controller, at Navistar International Corporation, a global manufacturer of commercial and military trucks, school buses, diesel engines and provider of service parts for trucks and diesel engines. Prior to Navistar, he worked for Hewitt Associates as manager of external reporting and at Ernst & Young LLP as a senior manager of assurance and advisory services.
Mr. Klein holds a Bachelor of Business Administration degree majoring in Accounting from the University of Wisconsin and is a certified public accountant.
Previous Executive Officers
Gary S. Winemaster ended his tenure as Company's Chief Executive Officer and President effective April 6, 2017 and transitioned to a nonexecutive role as Chief Strategy Officer until his resignation from the position and retirement effective May 3, 2019.
Raymond Anderson of Huron Consulting Services LLC served in an interim role as the Company's Chief Executive Officer following Mr. G. Winemaster's relinquishment of the role on April 6, 2017. Mr. Anderson served in this role until May 17, 2017, when the Board appointed John P. Miller as permanent Chief Executive Officer and President of the Company.
Eric A. Cohen served as the Company's Chief Operating Officer from April 2012 until he left the Company on May 16, 2016.
Daniel P. Gorey served as an independent financial consultant to the Company from March 2010 until July 2011, Senior Vice President of Finance from July 2011 to March 2012, and Chief Financial Officer from April 2012 until his retirement October 19, 2015.
Michael P. Lewis served as the Company's Chief Financial Officer from October 19, 2015 until February 1, 2017, when he agreed to take a leave of absence and subsequently resigned his employment with the Company, effective March 4, 2017.
Timothy J. Cunningham of Randstad Professionals U.S., LP (d/b/a Tatum) was appointed to serve in an interim role as the Company's Chief Financial Officer on February 1, 2017. Mr. Cunningham served in this role until July 31, 2017, when the Board appointed Charles F. Avery, Jr. as permanent Chief Financial Officer of the Company.

Family Relationships
Gary S. Winemaster, former Chairman of the Board, Chief Executive Officer and President, and nonexecutive Chief Strategy Officer, and Kenneth J. Winemaster, Executive Vice President, are brothers. There are no other family relationships among the members of the Board or the Executive Officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own greater than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the forms received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that all Section 16 filing requirements applicable to its Executive Officers, Directors and 10% beneficial owners were complied with on a timely basis during 2017 and 2016, except that: (i) Mr. Sun inadvertently failed to timely file a Form 3 and a Form 4 reporting one transaction for the year ended December 31, 2017, (ii) Mr. Jiang inadvertently failed to timely file a Form 3 and a Form 4 reporting one transaction during the year ended December 31, 2017, (iii) Mr. Miller inadvertently failed to timely file a Form 3 and a Form 4 reporting one transaction during the year ended December 31, 2017, (iv) Ms. Coolidge inadvertently failed to timely file a Form 3 during the year ended December 31, 2017, and (v) Mr. Simpkins inadvertently failed to timely file a Form 3 during the year ended December 31, 2017.
Corporate Governance
Although the Company's Common Stock is not currently listed on NASDAQ, the Company has endeavored to continue to operate in accordance with NASDAQ rules, which require that a majority of the Board's members consist of “independent directors” as defined in such corporate governance rules. The Board has determined that each of its Directors meets the applicable independence requirements for directors of The NASDAQ Marketplace Rule 4200(a)(15). For additional information on the Board and its Committees, see Composition of the Board and Director Independence section, included in Item 13. Certain Relationships and Related Transactions, and Director Independence.
The Company has a separately designated standing Audit Committee. The Audit Committee members are Leslie A. Coolidge, Jason Lin and Frank P. Simpkins. Ms. Coolidge is the Chair of the Audit Committee and qualifies as an “audit committee financial expert” as defined in SEC rules under the SOX. Mr. Simpkins also qualifies as an “audit committee financial expert” as defined in SEC rules under the SOX. The designation of an “audit committee financial expert” does not impose on Ms. Coolidge or Mr. Simpkins any duties, obligations or liabilities greater than those that are generally imposed on them as members of the Audit Committee and the Board. The Board has determined that each of Ms. Coolidge, Mr. Lin and Mr. Simpkins meets the independence requirements for audit committee members under NASDAQ rules.
The Board adopted the corporate governance documents described below:

•
Corporate Governance Guidelines. The Corporate Governance Guidelines address, among other things, the Board’s composition, qualifications and responsibilities, independence of directors, stock ownership guidelines, director compensation, and communications between stockholders and directors.

•	Audit Committee Charter. The Charter for the Audit Committee addresses, among other things, the purpose, organization and responsibilities of the Audit Committee.

•	Compensation Committee Charter. The Charter for the Compensation Committee addresses, among other things, the purpose, organization and responsibilities of the Compensation Committee.

•
Code of Ethics for Principal and Senior Financial Officers. The Code of Ethics for Principal and Senior Financial Officers articulates standards of business and professional ethics applicable to the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President of Finance and all other Senior Financial Executives of the Company. This Code functions as the “code of ethics for senior financial officers” under Section 406 of the SOX and “code of ethics” within the meaning of Item 406 of Regulation S-K.

•
Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all of the members of the Board, Executive Officers and employees and is designed to ensure that all such individuals observe the highest standards of ethics in the conduct of the Company's business, avoiding even the appearance of impropriety, and conduct themselves with the highest regard and respect for others.

•
Related Party Transaction Policy. The Related Party Transaction Policy provides policies and procedures by which all transactions are required to be reviewed, approved and reported pursuant to and in accordance with Item 404 of Regulation S-K.

The full text of the Corporate Governance Guidelines, the Board's Committee charters, Code of Ethics for Principal and Senior Financial Officers, Code of Business Conduct and Ethics, and Related Party Transaction Policy are available on the corporate website at www.psiengines.com in the “Corporate Governance” section. The website also provides information on how to contact the Company and other items of interest to investors. The Company makes available on its website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as practical after the Company files these reports with the SEC. In addition, the Company will describe on its website any amendments to, or waivers from, the provisions of the Code of Ethics for Principal and Senior Financial Officers.
Item 11.    Executive Compensation.
Named Executive Officers
The named executive officers for the year ended December 31, 2017 were:
Chief Executive Officers:

•	John P. Miller, Chief Executive Officer and President (as of May 17, 2017);

•	Raymond Anderson, former Interim Chief Executive Officer (from April 6, 2017 until May 17, 2017);

•	Gary S. Winemaster, former Chief Executive Officer and President (until April 6, 2017).
Chief Financial Officer:

•	Charles F. Avery, Jr., Chief Financial Officer (as of July 31, 2017).
Other Officers:

•	Kenneth J. Winemaster, Executive Vice President (as of November 28, 2017).
William A. Buzogany, the Company's General Counsel and Vice President of Human Resources, was confirmed as an executive officer in January 2018. Donald P. Klein, Principal Accounting Officer and Corporate Controller, was confirmed as an executive officer in May 2018.
Executive Compensation
The table below summarizes the compensation paid for the services rendered to the Company, in all capacities, by its named executive officers for the years ended December 31, 2017 and 2016.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
John P. Miller [1]	2017	$223,846	$68,200	$835,700	[2]	$—		$—	[3]	$1,127,746
Chief Executive Officer and President

Raymond Anderson [4]	2017	$—	$—	$—		$—		$171,686	[5]	$171,686
Former Interim Chief Executive Officer

Gary S. Winemaster [6]	2017	$529,750	$—	$—		$—		$43,826	[7]	$573,576
Former Chairman of the Board, Former Chief Executive Officer and President	2016	507,600	—	—		—		153,824	[8]	661,424

Charles F. Avery, Jr. [9]	2017	$126,154	$—	$—		$—		$—	[3]	$126,154
Chief Financial Officer

Kenneth J. Winemaster [10]	2017	$285,625	$32,700	$348,353	[11]	$—		$38,304	[12]	$704,982
Executive Vice President	2016	256,150	—	—				34,853	[13]	291,003

William A. Buzogany	2017	$315,000	$57,800	$402,690	[14]	$—		$12,307	[15]	$787,797
General Counsel and Vice President of Human Resources	2016	238,432	—	—		8,055	[16]	12,455	[17]	258,942
1.    Appointed as Chief Executive Officer and President on May 17, 2017.

2.	Represents the value of restricted stock awards of 36,000 shares on May 31, 2017 and 55,000 shares on July 12, 2017.

3.	The amount for fiscal 2017 is below the annual reporting requirements per SEC Regulation S-K 229.402(c) (2) (ix).
4.    Served as Interim Chief Executive Officer from April 6, 2017 to May 17, 2017.

5.	Fees paid to Huron Consulting Services LLC in connection with Mr. Anderson's service as Interim Chief Executive Officer.

6.
Resigned as Chief Executive Officer and President effective April 6, 2017 and transitioned to a role of nonexecutive Chief Strategy Officer until his resignation from the position and retirement effective May 3, 2019.

7.	The reported amount included $19,980 for sporting events tickets, $12,874 for automobile-related payments, $6,523 for golf club membership and $4,449 for other miscellaneous reimbursements.

8.	The reported amount included $72,128 for golf club membership, $54,282 for automobile-related payments, $20,040 for sporting events tickets and $7,374 for other miscellaneous reimbursements.
9.    Appointed as Chief Financial Officer effective July 31, 2017.
10.    Appointed as Executive Vice President effective November 28, 2017, served as Senior Vice President since 2001.

11.	Represents the value of a restricted stock award of 45,223 shares on July 12, 2017.

12.	The reported amount included $19,980 for sporting events tickets, $13,320 for automobile-related payments and $5,004 for other miscellaneous reimbursements.

13.	The reported amount included $20,040 for sporting events tickets, $13,320 for automobile-related payments and $1,493 for other miscellaneous reimbursements.

14.	Represents the value of a restricted stock award of 52,277 shares on July 12, 2017.

15.	The reported amount included $11,981 for automobile payments and $326 for other miscellaneous reimbursements.

16.	Represents the value of a stock appreciation rights award of 1,500 shares on February 22, 2016.

17.	The reported amount included $11,681 for automobile payments and $774 for other miscellaneous reimbursements.
Outstanding Equity Awards at 2017 Year-End
The table below presents information relating to the awards granted under the Company's 2012 Plan, the Company's only equity incentive compensation plan, at December 31, 2017.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
John P. Miller	—	—	—		$—	—	91,000	$682,500

Raymond Anderson	—	—	—	—	—	—	—	—

Gary S. Winemaster	—	—	—		—	—	—	—

Charles F. Avery, Jr.	—	—	—		—	—	—	—

Kenneth J. Winemaster	—	—	—		—	—	45,223	339,173

William A. Buzogany	750	750	—		11.25	02/22/2026	52,277	392,078

(1)	Computed using the closing price of the Common Stock as reported by the OTC market on December 31, 2017.
Potential Payments Upon Termination or Change-in-Control
Current Named Executive Officers
As of December 31, 2017, the Company had Employment Agreements with John P. Miller, Chief Executive Officer and President, Kenneth J. Winemaster, Executive Vice President, and William A. Buzogany, General Counsel and Vice President of Human Resources, which provided for payments upon termination without cause.
The table below provides a quantitative analysis of the amount of compensation payable to Messrs. Miller, Winemaster and Buzogany in each situation involving a termination of employment, assuming that each had occurred as of December 31, 2017.

Name	Termination w/o Cause		Termination with Cause	Change of Control
John P. Miller	$360,000	[1]	$—	$—
Kenneth J. Winemaster	325,000	[2]	—	—
William A. Buzogany	315,000	[3]

1.
Amount presented was determined in accordance with the employment agreement of Mr. Miller and assumes that Mr. Miller executed and delivered a general release in favor of the Company. The amount is Mr. Miller’s base salary of $360,000.

2.
Amount presented was determined in accordance with the employment agreement of Mr. Winemaster and assumes that Mr. Winemaster executed and delivered a general release in favor of the Company. The amount is Mr. Winemaster’s base salary of $325,000.

3.
Amount presented was determined in accordance with the employment agreement of Mr. Buzogany and assumes that Mr. Buzogany executed and delivered a general release in favor of the Company. The amount is Mr. Buzogany’s base salary of $315,000.

Other than these arrangements and accelerated vesting of equity awards under the 2012 Plan, the Company currently does not have any compensatory plans or arrangements that provide for any payments or benefits upon the resignation, retirement or any other termination of any of its current executive officers, as the result of a change in control, or from a change in any executive officer’s responsibilities following a change in control.
Former Named Executive Officers
The Company's former named executive officers, Gary S. Winemaster and Raymond Anderson, were not serving as executive officers at the end of 2017. On April 6, 2017, Mr. Winemaster, the Company's then Chief Executive Officer and President, transitioned to the role of a nonexecutive Chief Strategy Officer. The Company did not pay any compensation related to the resignation of Mr. Winemaster from his positions as Chief Executive Officer and President and to the termination of Mr. Anderson's services as the Interim Chief Executive Officer of the Company.
Retirement Agreement
On April 29, 2019, the Company entered into a retirement agreement with Gary Winemaster, the Company’s then Chief Strategy Officer, pursuant to which he retired on May 3, 2019 and the Company agreed to pay $600,000 in installments through February 28, 2020. The agreement provides for a mutual release. Mr. Winemaster agreed to cooperate with the Company as needed and to extend his non-compete period to three years.

Directors' Compensation
On July 10, 2017, the Board established new compensation and an expense reimbursement policy to provide Directors with reasonable expense reimbursement and compensation for their services as members of the Board:

•	The Company will pay each of the Board's nonemployee Directors $50,000 per year (prior to July 10, 2017, Directors received an annual retainer of $30,000);

•	The Company will pay the Chair of the Board and the Chair of the Audit Committee an additional $25,000 per year;

•
The Company will award 5,000 shares of restricted stock to each Director per year (prior to July 10, 2017, Directors did not receive shares of Restricted Stock). The stock awards to Directors in 2017 vest one year from either (i) July 10, 2017 or (ii) the date of joining the Board after July 10, 2017 (In accordance with Weichai's internal policies, Dr. Sun and Messrs. Jiang and Liu have relinquished their rights to receive any stock-based compensation for their service as a Director);

•
The Company will pay meeting fees to each Director in the amount of $1,000 per day for each in-person Board and Committee meeting and $1,000 per day for each Board and Committee meeting by telephone conference; and

•
The Company will reimburse Directors for necessary and reasonable travel and other related expenses incurred in connection with their performance of their official duties, if any, of attendance at each meeting of the Board or any Committee.

The table below summarizes the compensation paid to each nonemployee Director for service on the Board for the year ended December 31, 2017:

Name	Fees Paid in Cash		Stock Awards		Total
Shaojun Sun	$—		$—	[1]	$—
Kui Jiang	—		—	[1]	—
Jason Lin	25,000	[2]	51,500	[3]	76,500
Leslie A. Coolidge	26,750	[4]	44,500	[5]	71,250
Frank P. Simpkins	20,500	[4]	44,500	[5]	65,000
Kenneth W. Landini	32,500		51,500	[3]	84,000
Ellen R. Hoffing	12,500	[6]	—		12,500
Jay J. Hansen	12,500	[6]	—		12,500
Mary E. Vogt	12,500	[6]	—		12,500

1.
On November 10, 2017, the reporting person was granted 5,000 shares of restricted stock under the Company's 2012 Plan, as reported in a Form 4 filed by the reporting person on April 9, 2018. In accordance with Weichai's internal policies, the reporting person cannot accept the Company's stock as compensation for serving on the Board. The grant was mutually rescinded on October 8, 2018. Both the grant and the mutual rescission were approved by the Board in accordance with the SEC Rule 16b-3(d).

2.	Mr. Lin’s annual retainer was prorated from the date of his nomination to the Board on May 15, 2017.

3.	The amount reported for 2017 represents a grant of 5,000 shares of restricted stock granted on November 10, 2017, computed according to FASB guidance.

4.	Ms. Coolidge’s and Mr. Simpkins’s annual retainers were prorated from the date of their nomination to the Board on July 13, 2017.
5. The amount for 2017 represents a grant of 5,000 shares of restricted stock granted on November 28, 2017, computed according to FASB guidance.

6.	Mses. Hoffing’s and Vogt's and Mr. Hansen's annual retainers were prorated based on their service on the Board prior to their resignation on May 31, 2017.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of May 3, 2019, by the following individuals or groups:

•	Each person known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock;

•	Each of the Company's Directors;

•	Each of the Company's named Executive Officers; and

•	All Directors and Executive Officers as a group.

Unless otherwise indicated, to the Company's knowledge, each person listed below has sole dispositive and voting power with respect to the shares of the Company's Common Stock shown below as beneficially owned by such person, except to the extent that authority is shared by spouses under applicable law and except for the shares of the Company's Common Stock set forth next to the Directors and Executive Officers listed as a group. Beneficial ownership and percentage have been determined in accordance with Rule 13d-3 under the Exchange Act and generally include voting or investment power with respect to the securities. The information is not necessarily indicative of beneficial ownership for any other purpose.
As of May 3, 2019, 22,807,623 shares of the Company's Common Stock were outstanding.

Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner [2]	Percent of Class [2]
Parties own beneficially more than 5% of the outstanding shares:
Weichai [3]	11,749,759	51.5%
Gary S. Winemaster	3,680,896	16.1%
Neil Gagnon [4]	1,444,836	6.3%
Executive Officers:
John P. Miller [5]	82,719	*
Charles F. Avery, Jr.	10,155	*
Kenneth J. Winemaster	2,211,274	9.7%
William A. Buzogany	54,500	*
Donald P. Klein	5,000	*
Directors:
Kui Jiang [6]	—	—
Shaojun Sun [6]	—	—
Kenneth W. Landini	24,000	*
Frank P. Simpkins	5,000	*
Leslie A. Coolidge	5,000	*
Jason Lin	5,000	*
Huisheng Liu	—	—
All directors and executive officers as a group (12 listed above)	2,402,648	10.5%
*    Denotes beneficial ownership of less than one percent.
1.    Unless otherwise indicated, the address of each person or entity is c/o Power Solutions International, Inc., 201 Mittel Drive, Wood Dale, IL 60191.
2.    The amounts and percentages of the Company's Common Stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. Share amounts are rounded to the nearest whole number.

3.
On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company’s Common Stock.

4.    As reported by a Schedule 13G/A dated December 31, 2018 and filed January 18, 2019, Neil Gagnon has sole voting and dispositive power over 151,074 shares of the Company's Common Stock, par value $0.001 per share. In addition, Mr. Gagnon has shared voting power over 1,250,635 shares of
Common Stock and shared dispositive power over 1,293,762 shares of Common Stock.
5.    Includes 18,000 RSAs that represent a like number of shares of the Company's Common Stock, and for which the restriction will lapse within 60 days.

6.
On November 10, 2017, the reporting person was granted 5,000 shares of restricted stock under the Company's 2012 Plan, as reported in a Form 4 filed by the reporting person on April 9, 2018. In accordance with Weichai's internal policies, the reporting person cannot accept the Company's Common Stock as compensation for serving on the Board. The grant was mutually rescinded on October 8, 2018. Both the grant and the mutual rescission were approved by the Board in accordance with the SEC Rule 16b-3(d).

Security Authorized for Issuance under Incentive Compensation Plan
See Note 13. Stock-Based Compensation, included in Part II, Item 8. Financial Statements and Supplementary Data.
Changes in Control
On March 31, 2017, the Company and Weichai executed the SPA, pursuant to which the Company issued and sold to Weichai, and Weichai subscribed for and purchased from the Company: (i) 2,728,752 shares of Common Stock, (ii) 2,385,624 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share, which were subsequently converted on a two-to-one basis into 4,771,248 shares of Common Stock and (iii) the Weichai Warrant which was exercisable for such number of additional shares of Common Stock such that Weichai upon exercise would hold 51% of the shares of Common Stock then outstanding on a fully-diluted basis. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock.
As amended and restated, the Weichai Warrant became exercisable for a ninety (90) day period commencing upon April 1, 2019 at a price per share of the Common Stock equal to the lesser of (i) 50% of the VWAP during the 20 consecutive trading day period preceding October 1, 2018 and (ii) 50% of the VWAP during the 20 consecutive trading day period preceding the date of exercise.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Party Transactions
See Note 15. Related Party Transactions, included in Part II, Item 8. Financial Statements and Supplementary Data, for additional information regarding related party transactions.
Composition of the Board and Director Independence
Weichai currently has three representatives on the Board. According to the Rights Agreement, with Weichai exercising the Weichai Warrant and becoming the owner of 51% of the Company's outstanding shares of Common Stock, the Company shall cause the appointment to the Board of an additional individual designated by Weichai, and Weichai shall thereafter have the right to nominate for election four Directors and any additional number of designees necessary to ensure that its designees constitute the majority of the Directors serving on the Board.
The Company has a separately designated Audit Committee of its Board established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The current members of the Audit Committee are Mr. Lin, Mr. Simpkins and Ms. Coolidge. Ms. Coolidge serves as the chair of the Audit Committee and qualifies as an “audit committee financial expert” as defined in SEC rules under the SOX. Mr. Simpkins also qualifies as an “audit committee financial expert” as defined in SEC rules under the SOX.
The current members of the Compensation Committee are Dr. Sun and Messrs. Jiang, Landini and Liu. Mr. Landini is the Chair of the Compensation Committee.
The current members of the Nominating and Governance Committee are Dr. Sun and Messrs. Jiang and Landini. Mr. Jiang is the Chair of the Nominating and Governance Committee.
In addition to the NASDAQ independence requirements, the Company also applies the independence guidelines set forth in its Corporate Governance Guidelines, which are available on the Company's website at www.psiengines.com in the “Corporate Governance” section and are substantially similar to the NASDAQ's director independence requirements.
In evaluating the composition of the Board, the Company may consider such factors as diversity of backgrounds, experience and competencies that the Board desires to have represented. These competencies may include: independence, adherence to ethical standards, the ability to exercise business judgment, industry knowledge and/or other relevant business or professional experience, the ability to offer the senior management meaningful advice and guidance based on that experience, and the ability to devote sufficient time and effort to serve as a Director. The Company believes that each of the members of the Board possesses these qualities and has demonstrated business acumen, the ability to exercise sound judgment as well as a commitment of service to the Company and the Board.
Item 14. Principal Accounting Fees and Services.
In March 2018, the Company engaged BDO as its independent registered public accounting firm to audit its annual consolidated financial statements for 2017, 2016, 2015 and 2014, included in this Annual Report on Form 10-K, and to review interim quarterly consolidated financial statements. As of the date of this filing, BDO’s Audit Fees totaled $10.4 million for its services to audit the Company’s annual consolidated financial statements for 2017, 2016, 2015 and 2014 and to review interim quarterly consolidated financial statements. It is not possible to break out the Audit Fees related to each of 2017, 2016, 2015 and 2014, and, therefore, the amounts represent fees for auditing all four years. The Company did not engage BDO for any other audit-related, tax or other consulting services during these periods.
In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company's independent registered public accounting firm. In certain cases, the Chair of the Audit Committee is delegated the authority by the Audit Committee to preapprove certain additional services, and such preapprovals are communicated to the Audit Committee at its next meeting.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
2.1	†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213
2.2		Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944
3.1		Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543
3.2		Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944
3.3		Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944
4.1		Indenture dated as of April 29, 2015 by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto, including form of 5.50% Senior Notes due 2018.	8-K	4.1	04/29/2015	001-35944
4.2		Osterweis Purchase Agreement dated as of April 29, 2015, by and among Power Solutions International, Inc. and the Osterweis Strategic Income Fund for purchase for cash of certain of Power Solutions International, Inc.'s Senior Notes due 2018.	8-K	10.1	04/29/2015	001-35944
4.3		First Supplemental Indenture dated as of November 2, 2015 to Indenture dated as of April 29, 2015 by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	10-K	4.6	02/26/2016	001-35944
4.4		Second Supplemental Indenture dated as of April 1, 2016, to Indenture dated as of April 19, 2015, by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	8-K	4.1	04/04/2016	001-35944
4.5		Third Supplemental Indenture, dated as of March 31, 2017, to the Indenture dated as of April 29, 2015, by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	8-K	4.1	04/06/2017	001-35944
4.6		Fourth Supplemental Indenture, dated as of April 19, 2018, by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	8-K	4.1	04/19/2018	001-35944
4.7		Form of Warrant to Purchase Shares of Power Solutions International, Inc.	8-K	10.2	3/27/17	001-35944
4.8		Amended and Restated Warrant to Purchase Shares of Power Solutions International, Inc., dated as of November 30, 2017	8-K	10.2	12/5/17	001-35944
4.9		Second Amended and Restated Warrant to Purchase Shares of Power Solutions, Inc., dated as of September 30, 2018	8-K	10.1	10/3/18	001-35944
10.1	††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213
10.2	††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.3	††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944
10.4		Guaranty and Security Agreement, dated as of June 28, 2013, by and among Wells Fargo, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XI Sync LLC, and related documents.	8-K	10.2	07/02/2013	001-35944
10.5		Joinder No. 1 dated as of April 1, 2014 to Guaranty and Security Agreement dated as of June 28, 2013, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC, and Professional Power Products, Inc., joining Professional Power Products, Inc. as a party thereto.	8-K	10.4	04/02/2014	001-35944
10.6	*
Joinder No.2 dated as of November 2, 2015 to Guaranty and Security Agreement dated as of June 28, 2013, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC, Professional Power Products, Inc., and Bi-Phase Technologies, LLC and Powertrain Integration Acquisition, LLC, joining Bi-Phase Technologies, LLC and Powertrain Integration Acquisition, LLC.

10.7
First Amendment, dated as of June 28, 2016, to the Guaranty and Security Agreement dated as of June 28, 2013, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC, Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC.
			8-K	10.4	06/30/2016	001-35944
10.8		Credit Agreement, dated as of June 28, 2013, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, and XI Sync LLC.	8-K	10.1	07/02/2013	001-35944
10.9		Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.3	04/02/2014	001-35944
10.10		First Amendment, dated as of September 30, 2014, to the Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.1	10/01/2014	001-35944
10.11		Second Amendment, dated as of February 11, 2015, to the Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.1	02/17/2015	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.12		Third Amendment, dated as of April 29, 2015, to the Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.2	04/29/2015	001-35944
10.13		Joinder to Amended and Restated Credit Agreement, dated as of November 2, 2015, by and among Wells Fargo Bank, National Association, as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., and Professional Power Products, Inc. and the original borrowers, Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC as the new borrowers.	10-K	10.25	02/26/2016	001-35944
10.14		Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC.	8-K	10.3	06/30/2016	001-35944
10.15	*
First Amendment and Waiver, dated as of August 22, 2016, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and between Power Solutions International, Inc., Professional Power Products, Inc. and Wells Fargo Bank, National Association, as agent for the lenders party thereto.

10.16	*
Second Amendment and Waiver, dated December 19, 2016, to the Second Amended and Restated Credit Agreement, dated June 28, 2016, by and between Power Solutions International, Inc., Professional Power Products, Inc., and Wells Fargo Bank, National Association, as agent for the lenders party thereto.

10.17		Third Amendment, Consent and Waiver, dated as of March 31, 2017, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC.	8-K	10.1	04/06/2017	001-35944
10.18		Fourth Amendment, dated as of July 17, 2017, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Wells Fargo Bank National Association, as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC.	8-K	10.1	07/19/2017	001-35944
10.19		Consent and Fifth Amendment, dated as of October 3, 2017, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC and Wells Fargo Bank, National Association, as agent for the lenders party thereto and the lenders party thereto.	8-K	10.1	10/10/2017	001-35944
10.20		Consent, Sixth Amendment and Waiver, dated as of March 29, 2018, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc. Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC and Wells Fargo Bank, National Association, as agent for the lenders party thereto, and the lenders party thereto.	8-K	10.1	03/29/2018	001-35944
10.21	*
First Amendment and Waiver, dated August 22, 2016, to Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC, and TPG Specialty Lending, Inc. and the lenders party thereto.

10.22	*
Second Amendment and Waiver, dated December 19, 2016, to Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC, and TPG Specialty Lending, Inc. and the lenders party thereto.

10.23	††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944
10.24		Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.25		Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944
10.26	*	Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.
10.27		First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944
10.28		Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944
10.29	†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944
10.30		Asset Purchase Agreement dated as of May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944
10.31		Share Purchase Agreement dated as of March 20, 2017 among Power Solutions International, Inc. and Weichai America Corp., dated as of March 20, 2017.	8-K	10.1	03/27/2017	001-35944
10.32		Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944
10.33		Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944
10.34	†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944
10.35		Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944
10.36	††	Employment Agreement, dated June 15, 2017, by and between Power Solutions International, Inc. and John P. Miller.	8-K/A	10.1	06/21/2017	001-35944
10.37	††	Employment Agreement, dated November 28, 2017, by and between Power Solutions International, Inc. and Kenneth Winemaster.	8-K	10.1	12/04/2017	001-35944
10.38	*††	Employment Agreement, dated January 11, 2018, by and between Power Solutions International, Inc. and William A. Buzogany.
10.39	††	Employment Agreement, dated October 10, 2018, by and between Power Solutions International, Inc. and Charles F. Avery, Jr.	8-K/A	10.1	10/11/2018	001-35944
10.40	*	Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).
10.41	*
Waiver, dated May 16, 2019, to Second Amended and Restated Credit Agreement, dated June 28, 2016, by and between Power Solutions International, Inc., Professional Power Products, Inc., and Wells Fargo Bank, National Association, as agent for the lenders party thereto.

14.1	*	Code of Business Conduct and Ethics
16.1		Letter of RSM US LLP, Independent Registered Public Accounting Firm, dated February 2, 2017.	8-K	16.1	02/03/2017	001-35944
16.2		Letter of Frazier & Deeter, LLC, Independent Registered Public Accounting Firm, dated March 19, 2018.	8-K/A	16.1	03/20/2018	001-35944
21.1	*	Subsidiaries of Power Solutions International, Inc.
23.1	*	Consent of BDO USA, LLP
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
*    Filed with this Report.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

†	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
††    Management contract or compensatory plan or arrangement.

†††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the SEC.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of May, 2019.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Charles F. Avery, Jr.
Name:	Charles F. Avery, Jr.
Title:	Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of May, 2019.

Signature	Title

/s/ John P. Miller	Chief Executive Officer and President
John P. Miller	(Principal Executive Officer)

/s/ Charles F. Avery, Jr.	Chief Financial Officer
Charles F. Avery, Jr.	(Principal Financial Officer)

/s/ Donald P. Klein	Corporate Controller
Donald P. Klein	(Principal Accounting Officer)

/s/ Shaojun Sun	Chairman of the Board and Director
Shaojun Sun

/s/ Kui Jiang	Director
Kui Jiang

/s/ Jason Lin	Director
Jason Lin

/s/ Leslie A. Coolidge	Director
Leslie A. Coolidge

/s/ Kenneth W. Landini	Director
Kenneth W. Landini

/s/ Frank P. Simpkins	Director
Frank P. Simpkins

/s/ Huisheng Liu	Director
Huisheng Liu