Form 10-Q
period 2019-03-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2020-05-04
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to________
Commission file number 001-35944

POWER SOLUTIONS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware		33-0963637
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
201 Mittel Drive, Wood Dale, IL		60191
(Address of Principal Executive Offices)		(Zip Code)
(630) 350-9400
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	___	___
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒
As of April 22, 2020, there were 22,857,602 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”) projected sales and potential profitability, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); management’s ability to successfully implement the Audit Committee’s remedial recommendations; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the financial reporting and internal control matters; the ability of the Company to accurately budget for and forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices, the impact of U.S. tariffs on imports from China on the Company’s supply chain to source products; the impact of the investigations being conducted by the SEC, and the criminal division of the United States Attorney’s Office for the Northern District of Illinois (the “USAO”) and any related or additional governmental investigative or enforcement proceedings; any delays and challenges in recruiting key employees consistent with the Company’s plans; the impact the recent outbreak of a new strain of coronavirus (“COVID-19 outbreak”) could have on the Company’s business and financial results; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual, quarterly and current reports, proxy statements and other information with the SEC. The Company makes these filings available free of charge on its website (http://www.psiengines.com) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this Quarterly Report on Form 10-Q. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except par values)	As of March 31,	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1	$54
Accounts receivable, net of allowances of $3,176 and $2,596 as of March 31, 2019 and December 31, 2018, respectively	69,766	86,471
Income tax receivable	973	973
Inventories, net	117,801	105,614
Prepaid expenses and other current assets	29,942	22,917
Total current assets	218,483	216,029
Property, plant and equipment, net	23,839	24,266
Intangible assets, net	16,100	17,010
Goodwill	29,835	29,835
Other noncurrent assets	25,983	2,742
TOTAL ASSETS	$314,240	$289,882

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85,240	$85,218
Current maturities of long-term debt	96	80
Revolving line of credit	56,825	54,613
Warrant liability	30,700	35,100
Other accrued liabilities	62,254	45,700
Total current liabilities	235,115	220,711
Deferred income taxes	6	647
Long-term debt, net of current maturities	55,208	55,088
Noncurrent contract liabilities	13,769	14,611
Other noncurrent liabilities	31,117	17,403
TOTAL LIABILITIES	$335,215	$308,460

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 19,067 and 19,067 shares issued; 18,758 and 18,638 shares outstanding at March 31, 2019 and December 31, 2018, respectively	19	19
Additional paid-in capital	126,977	126,412
Accumulated deficit	(137,746)	(135,160)
Treasury stock, at cost, 309 and 429 shares at March 31, 2019 and December 31, 2018, respectively	(10,225)	(9,849)
TOTAL STOCKHOLDERS’ DEFICIT	(20,975)	(18,578)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$314,240	$289,882
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2019	2018
Net sales	$115,787	$94,413
Cost of sales	98,083	84,540
Gross profit	17,704	9,873
Operating expenses:
Research, development and engineering expenses	6,299	6,021
Selling, general and administrative expenses	16,060	13,254
Amortization of intangible assets	910	1,045
Total operating expenses	23,269	20,320
Operating loss	(5,565)	(10,447)
Other (income) expense:
Interest expense	2,113	1,623
(Gain) loss from change in value of warrants	(4,400)	2,500
Other income, net	(106)	(94)
Total other (income) expense	(2,393)	4,029
Loss before income taxes	(3,172)	(14,476)
Income tax benefit	(586)	(272)
Net loss	$(2,586)	$(14,204)

Weighted-average common shares outstanding:
Basic	18,639	18,483
Diluted	22,635	18,483
Loss per common share:
Basic	$(0.14)	$(0.77)
Diluted	$(0.31)	$(0.77)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2018	$19	$126,412	$(135,160)	$(9,849)	$(18,578)
Net income	—	—	(2,586)	—	(2,586)
Stock-based compensation expense	—	911	—	(376)	535
Payment of withholding taxes for net settlement of stock-based awards	—	(346)	—	—	(346)
Balance at March 31, 2019	$19	$126,977	$(137,746)	$(10,225)	$(20,975)

Balance at December 31, 2017	$19	$123,838	$(82,147)	$(9,538)	$32,172
Net loss	—	—	(14,204)	—	(14,204)
Stock-based compensation expense	—	1,143	—	(344)	799
Cumulative effect of adoption of ASC 606	—	—	1,713	—	1,713
Balance at March 31, 2018	$19	$124,981	$(94,638)	$(9,882)	$20,480
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2019	2018
Cash (used in) provided by operating activities
Net loss	$(2,586)	$(14,204)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	910	1,045
Depreciation	1,343	1,196
Change in value of warrants	(4,400)	2,500
Stock-based compensation expense	535	799
Amortization of financing fees	179	341
Deferred income taxes	(641)	(276)
Other non-cash adjustments, net	349	(350)
Changes in operating assets and liabilities:
Accounts receivable, net	16,635	9,710
Inventory, net	(12,475)	(9,822)
Prepaid expenses and other assets	(6,542)	(76)
Accounts payable	(104)	3,748
Accrued expenses	12,719	4,757
Other noncurrent liabilities	(6,623)	2,910
Net cash (used in) provided by operating activities	(701)	2,278
Cash used in investing activities
Capital expenditures	(816)	(467)
Asset acquisitions	—	(1,029)
Net cash used in investing activities	(816)	(1,496)
Cash provided by (used in) financing activities
Proceeds from revolving line of credit	137,298	106,216
Repayments of revolving line of credit	(135,086)	(106,608)
Other financing activities, net	(748)	(390)
Net cash provided by (used in) financing activities	1,464	(782)
Net decrease in cash and restricted cash	(53)	—
Cash at beginning of the period	54	—
Cash at end of the period	$1	$—
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies and Other Information
Nature of Business Operations
Power Solutions International, Inc. (“Power Solutions,” “PSI” or “the Company”), a Delaware corporation, is a global producer and distributor of a broad range of high-performance, certified, low-emission power systems, including alternative-fueled power systems for original equipment manufacturers (“OEMs”) of off-highway industrial equipment and certain on-road vehicles and large custom-engineered integrated electrical power generation systems.
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
The Company’s power system configurations range from a basic engine integrated with appropriate fuel system components to completely packaged power systems that include any combination of cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes and other assembled componentry. The Company also designs and manufactures large, custom-engineered integrated electrical power generation systems for both standby and prime power applications. The Company purchases engines from third-party suppliers and produces internally designed engines, all of which are then integrated into its power systems.
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
Stock Ownership and Control
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
With the exercise of the Weichai Warrant in April 2019, Weichai owns a majority of the outstanding shares of the Company’s Common Stock. As a result, Weichai is able to exercise control over matters requiring stockholders’ approval, including the election of the directors, amendment of the Company’s Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
Weichai also entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the SPA. The Rights Agreement provides Weichai with representation on the Company’s Board of Directors (the “Board”) and management representation rights. Weichai currently has three representatives on the Board. According to the Rights Agreement, once Weichai exercised the Weichai Warrant and became the majority owner of the Company’s outstanding shares of Common Stock calculated on a fully diluted as-converted basis (excluding certain excepted issuances), the Company became required to appoint to the Board an additional individual designated by Weichai, or such additional number of individuals so that Weichai designees constitute the majority of the directors serving on the Board. As of the date of this filing, Weichai has not designated an additional representative to the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Stock Market (“NASDAQ”) Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e).
Going Concern Considerations
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent

(the “Credit Agreement”). The Credit Agreement, which allows the Company to borrow up to $130.0 million, matures on March 26, 2021 with an optional 60-day extension subject to certain conditions and payment of a 0.25% extension fee.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Credit Agreement. Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the Credit Agreement by March 26, 2021. Management plans to seek additional liquidity from its current or other lenders before March 26, 2021. There can be no assurance that the Company’s management will be able to successfully complete a financing on acceptable terms or repay this outstanding indebtedness, when required or if at all. The consolidated financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
Furthermore, if the Company cannot raise capital on acceptable terms, it may not, among other things, be able to do the following:

•	continue to expand the Company’s research and product investments and sales and marketing organization;

•	expand operations both organically and through acquisitions; and

•	respond to competitive pressures or unanticipated working capital requirements.
Additionally, as discussed in Note 14. Subsequent Events, in January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a global pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a material adverse impact on the results of operations, financial position, and liquidity of the Company.
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Credit Agreement, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Credit Agreement and refinancing or repaying the indebtedness outstanding under this agreement.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the three months ended March 31, 2019, which contains unaudited consolidated financial statements as of and for the three months ended March 31, 2019 and 2018.
The consolidated financial statements include the accounts of Power Solutions International, Inc. and its wholly owned subsidiaries and majority-owned subsidiaries in which the Company exercises control. The foregoing financial information was prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated financial statements have been prepared in accordance with accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 ("the 2018 Annual Report"), which should be read in conjunction with the disclosures therein. The Company’s significant accounting policies are described in the aforementioned 2018 Annual Report. Included below are certain updates to those policies. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. Operating results for interim periods are not necessarily indicative of annual operating results.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended March 31,
	2019	2018
Customer A	17%	20%
Customer B	**	11%
The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of March 31,	As of December 31,
	2019	2018
Customer A	19%	15%
Customer B	**	25%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended March 31,
	2019	2018
Supplier A	16%	16%
Supplier B	**	15%
Supplier C	12%	**
**    Less than 10% of the total
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions include the valuation of allowances for uncollectible receivables, inventory reserves, warranty reserves, stock-based compensation, evaluation of goodwill, other intangibles, plant and equipment for impairment, and determination of useful lives of long-lived assets. Actual results could materially differ from those estimates.
Research and Development
Research and development (“R&D”) expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $5.8 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively.
Insurance Recoveries
The Company records insurance recoveries related to amounts recorded as estimated losses on events covered by the Company’s insurance policies when management determines that the recovery is probable and the amount can be reasonably determined. As of March 31, 2019 and December 31, 2018, the Company had recorded assets related to insurance recoveries of $20.0 million and $16.0 million, respectively, primarily related to litigation reserves and related legal fees.
Inventories
The Company’s inventories consist primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in or net realizable value. Parts are valued at the lower of cost or net realizable value. Net realizable value approximates replacement cost. Cost is principally determined using the first-in, first-out method and includes material, labor and manufacturing overhead. It is the Company’s policy to review inventories on a continuing basis for obsolete, excess and slow-moving items and to record valuation adjustments for such items in order to eliminate non-recoverable costs from inventory. Valuation adjustments are recorded in an inventory reserve account and reduce the cost basis of the inventory in the period in which the reduced valuation is determined. Inventory reserves are established based on quantities on hand, usage and sales history, customer orders, projected demand and utilization within a current or future power system. Specific analysis of individual items or groups of items is performed based on these same criteria, as well as on changes in market conditions or any other identified conditions.
Inventories consist of the following:

(in thousands)	As of March 31,	As of December 31,
Inventories	2019	2018
Raw materials	$95,567	$90,877
Work in process	4,361	2,390
Finished goods	23,682	18,077
Total inventories	123,610	111,344
Inventory allowance	(5,809)	(5,730)
Inventories, net	$117,801	$105,614
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Three Months Ended March 31,
Inventory Allowance	2019	2018
Balance at beginning of period	$5,730	$6,227
Charged to expense	314	(370)
Write-offs	(235)	(179)
Balance at end of period	$5,809	$5,678
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands)	As of March 31,	As of December 31,
Other Accrued Liabilities	2019	2018
Accrued product warranty	$18,062	$9,767
Litigation reserves *	15,985	16,139
Contract liabilities	7,862	4,897
Accrued compensation and benefits	6,341	4,520
Operating lease liabilities	3,704	—
Accrued interest expense	2,398	1,175
Other	7,902	9,202
Total	$62,254	$45,700

*
As of March 31, 2019 and December 31, 2018, litigation reserves primarily consisted of accruals for the settlement of the Securities Litigation, Federal Derivative Litigation, and the Cohen matter. The Company concluded that insurance recovery was probable related to $13.4 million and $14.0 million of the litigation reserves as of March 31, 2019 and December 31, 2018, respectively, and recognized full recovery of the settlement amounts in Prepaid expenses and other current assets. See Note 9. Commitments and Contingencies for additional information.

Warranty Costs
The Company offers a standard limited warranty on the workmanship of its products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the U.S. Environmental Protection Agency (the “EPA”) and/or the California Air Resources Board (the “CARB”) and are longer than the Company’s standard warranty on certain emission related products. The Company’s products also carry limited warranties from suppliers. The Company’s warranties generally apply to engines fully manufactured by the Company and to the modifications the Company makes to supplier base products. Costs related to supplier warranty claims are generally borne by the supplier and passed through to the end customer.
Warranty estimates are based on historical experience and represent the projected cost associated with the product. A liability and related expense are recognized at the time products are sold. The Company adjusts estimates when it is determined that actual costs may differ from initial or previous estimates.

Accrued product warranty activities are presented below:

(in thousands)	For the Three Months Ended March 31,
Accrued Product Warranty	2019	2018
Balance at beginning of period	$23,101	$12,628
Current year provision	1,467	2,279
Changes in estimates for preexisting warranties *	2,730	3,842
Payments made during the period	(1,579)	(1,348)
Balance at end of period	25,719	17,401
Less: Current portion	18,062	8,693
Noncurrent accrued product warranty	$7,657	$8,708

*
Change in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. The Company’s warranty liability is generally affected by failure rates, repair costs and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. In the first quarter of 2019, the Company recorded a charge for changes in estimates of preexisting warranties of $2.7 million or $0.12 per diluted share.

Recently Issued Accounting Pronouncements – Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which created Accounting Standards Codification (“ASC”) Topic 842, Leases, and superseded the existing guidance in ASC 840, Leases. See Note 7. Leases, for the required disclosures related to the adoption of ASC 842.
Recently Issued Accounting Pronouncements – Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires the use of existing accounting guidance applicable to software developed for internal use to be applied to cloud computing service contracts’ implementation costs. The costs capitalized would be amortized over the life of the agreement, including renewal option periods likely to be used. This guidance is effective for fiscal 2020, with early adoption permitted. The Company will adopt the standard effective January 1, 2020 on a prospective basis and does not anticipate that this guidance will have a material impact on its Consolidated Balance Sheet and Consolidated Statement of Operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which both reduces and expands selected disclosure requirements. The principal changes expected to impact the Company’s disclosure are requirements to disclose the range and weighted average of each of the significant unobservable items and the way the weighted average of a range is calculated for items in the “table of significant unobservable inputs.” The guidance also requires disclosure of changes in unrealized gains and losses in other comprehensive income and removes requirements regarding, among other items, disclosure of the valuation process for Level 3 measurements. This guidance is effective for fiscal 2020. The Company plans to implement the guidance when it becomes effective and does not currently anticipate that this guidance will have a material impact on its Consolidated Balance Sheet and Consolidated Statement of Operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019; early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The amendments in this ASU are to be applied on a prospective basis. The Company currently plans on adopting the guidance on January 1, 2020 when it becomes effective and does not expect the guidance to have a material impact on its financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which applies primarily to the Company’s accounts receivable impairment loss allowances. The guidance provides a revised model whereby the current expected credit losses are used to compute impairment of financial instruments. The new model requires evaluation of historical experience and various current and expected factors, which may affect the estimated amount of losses and requires determination of whether the affected financial instruments should be grouped in units of account. The guidance, as originally issued, was effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for certain entities. Based on the guidance, the effective date of ASU 2016-13 is deferred for the Company until fiscal year 2023. The Company currently plans to adopt the guidance on January 1, 2023 when it becomes effective. The Company is continuing to assess the impact of the standard on its financial statements.
Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended March 31,
End Market	2019	2018
Industrial	$50,587	$45,719
Energy	45,648	38,567
Transportation	19,552	10,127
Total	$115,787	$94,413
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended March 31,
Geographic Area	2019	2018
North America	$97,679	$79,947
Pacific Rim	12,625	10,339
Europe	3,377	3,315
Other	2,106	812
Total	$115,787	$94,413
Contract Balances
Most of the Company’s contracts are for a period of less than one year; however, certain long-term manufacturing and extended warranty contracts extend beyond one year. The timing of revenue recognition may differ from the time of invoicing to customers and these timing differences result in contract assets, or contract liabilities on the Company’s Consolidated Balance Sheet. Contract assets include amounts related to the contractual right to consideration for completed performance when the right to consideration is conditional. The Company records contract liabilities when cash payments are received or due in advance of performance. Contract assets and contract liabilities are recognized at the contract level.

(in thousands)	As of
	March 31, 2019	December 31, 2018
Short-term contract assets (included in Prepaid expenses and other current assets)	$5,709	$2,926
Short-term contract liabilities (included in Other accrued liabilities)	(7,862)	(4,897)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(13,769)	(14,611)
Net contract liabilities	$(15,922)	$(16,582)
During the three months ended March 31, 2019, the Company recognized $0.7 million of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2018.
Remaining Performance Obligations
For performance obligations that extend beyond one year, the Company had $17.1 million of remaining performance obligations as of March 31, 2019. The Company expects to recognize revenue related to these remaining performance obligations of approximately $3.2 million in the remainder of 2019, $11.7 million in 2020, $0.5 million in 2021, $0.6 million in 2022, $0.4 million in 2023 and $0.7 million in 2024 and beyond.
Note 3.    Weichai Transactions
Weichai Warrant
In September 2018, the Weichai Warrant was amended under the terms of a second amended and restated warrant (“Amended and Restated Warrant”) to defer its exercise date to a 90-day period commencing April 1, 2019, to adjust the exercise price to a price per share of the Company’s Common Stock equal to the lesser of (i) 50% of the Volume-Weighted Average Price (“VWAP”) during the 20 consecutive trading day period preceding October 1, 2018 and (ii) 50% of the VWAP during the 20 consecutive trading day period preceding the date of exercise, subject to an adjustment that could reduce the exercise price by up to $15.0 million. In the event that the adjustment exceeded the exercise price, the excess would be due to the warrant holder.
The Weichai Warrant is a freestanding derivative financial instrument that is not indexed solely to the Company’s Common Stock due to the Weichai Warrant’s exercise terms. Therefore, the Weichai Warrant is presented at fair value in the Company’s Consolidated Balance Sheets in Warrant liability for $30.7 million and $35.1 million at March 31, 2019 and December 31, 2018, respectively. Changes in value of the Weichai Warrant resulted in a gain of $4.4 million and a loss of $2.5 million reported in (Gain) loss from change in value of warrants in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively. See Note 8. Fair Value of Financial Instruments for additional details and assumptions used in valuing the Weichai Warrant, as well as adjustments for the three months ended March 31, 2019 and 2018.
On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company’s Common Stock, as of such date. The exercise proceeds for the warrants of $1.6 million were based on 50% of the VWAP during the 20 consecutive trading day period preceding April 23, 2019 and the $15.0 million reduction in the exercise price described above. For the year ended December 31, 2019, the Company recorded net expense of $1.4 million for changes in the value of the Weichai Warrant inclusive of the impact of the exercise.
Related Party Transactions
The Company purchased $0.8 million of inventory from Weichai during the three months ended March 31, 2019. Purchases of inventory from Weichai were not material during the three months ended March 31, 2018. Company sales to Weichai during the three months ended March 31, 2019 and March 31, 2018 were insignificant.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of March 31,	As of December 31,
Property, Plant and Equipment	2019	2018
Leasehold improvements	$6,341	$6,405
Machinery and equipment	38,928	38,454
Construction in progress	1,382	1,241
Total property, plant and equipment, at cost	46,651	46,100
Accumulated depreciation	(22,812)	(21,834)
Property, plant and equipment, net	$23,839	$24,266
In April 2018, the Company finalized the purchase of emissions testing assets and the sublease of an emissions testing facility from Ricardo, Inc., a subsidiary of the strategic engineering and environmental consultancy, Ricardo Plc., for $5.6 million in cash. The Company accounted for the acquisition as an asset acquisition and recorded property, plant and equipment of $6.9 million, included within machinery and equipment in the table above, and an asset retirement obligation of $1.3 million as a result of the transaction. The fair value of the asset retirement obligation was estimated using Level 3 inputs. The asset retirement obligation is recorded in Other noncurrent liabilities in the Company’s Consolidated Balance Sheets.
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both March 31, 2019 and December 31, 2018 was $29.8 million. Accumulated impairment losses at both March 31, 2019 and December 31, 2018 were $11.6 million.
Other Intangible Assets
In March 2018, the Company acquired intellectual property (“IP”) from AGA Systems, LLC (“AGA”) for the conversion of certain gasoline engines to alternative fuel engines. The Company paid cash of $1.5 million ($1.0 million in 2018 and $0.5 million in 2017) to acquire the IP assets and provided a minimum guaranteed payment of an additional $1.2 million to be paid over a three-year period from the date of acquisition. If certain milestones related to future sales are met, the Company could pay up to an additional $3.3 million to AGA. The acquisition was accounted for as an asset acquisition because the gross assets acquired were concentrated within a group of similar identifiable assets. The Company recorded developed technology of $2.7 million related to the acquired IP and a liability of $1.2 million related to the guaranteed payment. The sales-based milestone payments are recorded as they are earned and the milestones are probable of being achieved. The developed technology was being depreciated over an estimated useful life of approximately three years. In the fourth quarter of 2018, based on uncertainty of the market for the conversion of certain gasoline engines to alternative fuel engines, the Company concluded that the forecasted future cash flows were not sufficient to recover the carrying value of the assets. As a result, the Company recorded an impairment charge of $2.2 million to write off the remaining book value of the intangible assets.
Components of intangible assets are as follows:

(in thousands)	As of March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(19,671)	$15,269
Developed technology	700	(554)	146
Trade names and trademarks	1,700	(1,015)	685
Total	$37,340	$(21,240)	$16,100

(in thousands)	As of December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(18,816)	$16,124
Developed technology	700	(537)	163
Trade names and trademarks	1,700	(977)	723
Total	$37,340	$(20,330)	$17,010
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of March 31,	As of December 31,
	2019	2018
Short-term financing:
Wells Fargo revolving credit facility	$56,825	$54,613

Long-term debt:
Unsecured senior notes	$55,000	$55,000
Finance leases and other debt	522	456
Unamortized debt issuance costs *	(218)	(288)
Total long-term debt and finance leases	55,304	55,168
Less: Current maturities of long-term debt and finance leases	96	80
Long-term debt	$55,208	$55,088

*
Unamortized financing costs and deferred fees on the Wells Fargo Bank, N.A. (“Wells Fargo”) Revolving Credit Facility are not presented in the above table as they are classified as Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Certain events of default (including delinquent filing of annual and periodic reports with the SEC and material weaknesses in the control environment) occurred with respect to the Company’s credit agreements. While waivers were obtained or debt was renegotiated with the respective lenders absent such waivers the debt would have been in breach of covenants. The Company pledged substantially all of its tangible and intangible assets, including inventory, receivables and fixed assets, as collateral under the Wells Fargo Credit Agreement.
Wells Fargo Credit Agreement
In June 2013, the Company entered into a credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which has been amended and restated from time to time (the “Wells Fargo Credit Agreement”). The Wells Fargo Credit Agreement enabled the Company to borrow under a revolving credit facility secured by substantially all of the Company’s tangible and intangible assets, including inventory, receivables and fixed assets. The Wells Fargo Credit Agreement has been amended several times since June 28, 2013.

Significant changes to the Wells Fargo Credit Agreement since December 31, 2018 are summarized in the table below:

Amendment Date and Title	Reason for Amendment	Significant Changes/Notes Regarding Amendment to the Wells Fargo Credit Agreement
May 16, 2019. Waiver to the June 28, 2016 Agreement	To consider implications of various events of default
• Waived any defaults that would arise from the failure to timely deliver annual audited financial statements for the fiscal year ended December 31, 2018 and the associated compliance certificate and the information required with it; provided that the financial statements and compliance certificate were delivered on or before December 31, 2019.

Unsecured Senior Notes
In April 2015, the Company entered into an agreement with certain institutional investors for a private sale of its unsecured senior notes for the aggregate amount of $55.0 million with an interest rate of 5.50% per annum (the “Unsecured Senior Notes”). Concurrently, in connection with the issuance of the Unsecured Senior Notes, the Company entered into an indenture agreement (“Indenture”), by and among the Company and its subsidiaries as guarantors and the Bank of New York Mellon, as Trustee. The Unsecured Senior Notes are unsecured debt of the Company and are effectively subordinated to its existing and future secured debt, including the debt in connection with the Wells Fargo Credit Agreement.
Significant amendments to the Unsecured Senior Notes since December 31, 2018 are included in the table below:

Amendment Date and Title	Reason for Amendment	Significant Changes/Notes Regarding Amendment to the Unsecured Senior Notes
October 30, 2019. Fifth Supplemental Indenture	To extend the maturity date	• Extended maturity date to June 30, 2020 (which also extended the maturity date of the Wells Fargo Credit Agreement to May 1, 2020). • The Company paid a fee of $0.3 million.
The interest rate on the Unsecured Senior Notes decreased to 7.50% per annum upon filing the Form 10-K for the fiscal year ended December 31, 2017 with the SEC in May 2019.
Credit Agreement
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to the Credit Agreement with Standard Chartered. The Credit Agreement allows the Company to borrow up to $130.0 million and matures on March 26, 2021 with an optional 60-day extension subject to certain conditions and payment of a 0.25% extension fee. Borrowings under the Credit Agreement bear interest at either the base rate as defined in the Credit Agreement or London Interbank Offered Rate (“LIBOR”) plus 2.00% per annum, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds (i) to repay the outstanding balance of $16.8 million on the Wells Fargo Credit Agreement, (ii) to fully redeem and discharge $55.0 million in aggregate outstanding principal amount of the Unsecured Senior Notes and pay related interest, and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with repayment of the outstanding balance. The Company will recognize a loss on the extinguishment of the Wells Fargo Credit Agreement and the Unsecured Senior Notes of $0.1 million related to unamortized debt issuance costs and will defer additional debt issuance costs related to the closing of the Credit Agreement of $2.0 million.
The Wells Fargo Credit Agreement maturity date was the earlier of March 31, 2021, or 60 days prior to the final maturity of the Unsecured Senior Notes, which were to mature on June 30, 2020, resulting in a maturity date of May 1, 2020 for the Wells Fargo Credit Agreement.
Note 7.    Leases
On January 1, 2019, the date of initial application, the Company adopted ASC 842 using the modified retrospective transition method whereby prior comparative periods have not been restated and continue to be reported under the accounting standards in effect for the prior period. The Company elected the package of practical expedients permitted under the transition guidance for all leases, which allowed the Company to adopt ASC 842 without reassessing whether arrangements contain leases, the lease classification, and the determination of initial direct costs.
Upon adoption on January 1, 2019, the Company recognized right-of-use (“ROU”) assets inclusive of finance leases, net of prepaids, incentives, and impairments, of $24.6 million and lease liabilities of $25.1 million in the Consolidated Balance Sheet. At adoption, there was no impact to the Consolidated Statement of Operations, Consolidated Statement of Cash Flows or Consolidated Statement of Stockholders’ (Deficit) Equity.

Lease Policies
The Company determines if an arrangement contains a lease in whole or in part at the inception of the contract. ROU assets represent the right to use an underlying asset for the lease term while lease liabilities represent the obligation to make lease payments arising from the lease. All leases with an expected term greater than 12 months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of the lease payments unless the implicit rate in the lease is readily determinable. The incremental borrowing rate is determined considering factors such as the lease term, the Company’s credit standing and the economic environment of the location of the lease.
The lease term includes all non-cancellable periods and may include options to extend (or to not terminate) the lease when it is reasonably certain that the Company will exercise the option. Leases that have a term of 12 months or less at the commencement date are expensed on a straight-line basis over the lease term and do not result in the recognition of a ROU asset or lease liability.
The Company classifies leases as finance leases when (i) there is a transfer of ownership of the underlying asset by the end of the lease term, (ii) the lease contains an option to purchase the asset that the Company is reasonably certain will be exercised, (iii) the lease term is for the majority of the remaining economic life of the asset, or (iv) the present value of the lease payments and any residual value guarantee equals or substantially exceeds the fair value of the asset.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases is generally front-loaded as the finance lease ROU asset is depreciated on a straight-line basis, but interest expense on the lease liability is recognized using the interest method which results in more expense during the early years of the lease. Variable lease payments are expensed in the period in which the obligation for those payments is incurred. The Company has elected to combine lease and non-lease components, such as fixed maintenance costs, as a single lease component in calculating ROU assets and lease liabilities for all classes of leased assets.
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between March 2020 and August 2039. For the three ended March 31, 2019, the Company recorded lease expense of $1.8 million within Cost of sales, $0.1 million within Research, development, and engineering, $0.1 million within Selling, general and administrative and less than $0.1 million within Interest expense on the Consolidated Statement of Operations.
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended March 31, 2019
Operating lease cost	$1,401
Finance lease cost
Amortization of ROU asset	24
Interest expense	7
Short-term lease cost	143
Variable lease cost	455
Total lease cost	$2,030
For the quarter ended March 31, 2018, rent expense related to operating leases under previous accounting guidance was $1.2 million.
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$1,146
Operating cash flows paid for interest portion of finance leases	7
Financing cash flows paid for principal portion of finance leases	22
Right-of-use assets obtained in exchange for lease obligations
Operating leases	37
Finance leases	83

As of March 31, 2019, the weighted-average remaining lease term was 7.2 years for operating leases and 5.1 years for finance leases. The weighted-average discount rate was 7.2% for operating leases and 6.1% for finance leases. The following table presents supplemental balance sheet information related to leases as of March 31, 2019:

(in thousands)	Operating Leases	Finance Leases
ROU assets, net [1]	$23,294	$470

Lease liabilities, current [2]	3,704	96
Lease liabilities, non-current [3]	20,282	394
Total lease liabilities	$23,986	$490
1.     Included in Other noncurrent assets for operating leases and Property, plant and equipment, net for finance leases on the Consolidated Balance Sheet.
2.     Included in Other accrued liabilities for operating leases and Current maturities of long-term debt for finance leases on the Consolidated Balance Sheet.
3.     Included in Other noncurrent liabilities for operating leases and Long-term debt, net of current maturities for finance leases on the Consolidated Balance Sheet.
The following table presents maturity analysis of lease liabilities as of March 31, 2019:

(in thousands)	Operating Leases	Finance Leases
Nine months ending December 31, 2019	$3,975	$92
Year ending December 31, 2020	5,120	123
Year ending December 31, 2021	4,737	123
Year ending December 31, 2022	4,638	100
Year ending December 31, 2023	3,246	55
Thereafter	9,202	73
Total undiscounted lease payments	30,918	566
Less: imputed interest	6,932	76
Total lease liabilities	$23,986	$490
Minimum lease commitments as of December 31, 2018 and accounted for under previous lease guidance were as follows:

(in thousands)	Operating	Capital
2019	$5,071	$80
2020	5,175	63
2021	4,724	67
2022	4,681	50
2023	3,104	13
2024 and beyond	3,694	—
Total	$26,449	$273
Note 8.    Fair Value of Financial Instruments
For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. Observable inputs are developed based on market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about valuation based on the best information available in the circumstances. Depending on the inputs, the Company classifies each fair-value measurement as follows:

•	Level 1 – based on quoted prices in active markets for identical assets or liabilities;

•	Level 2 – based on other significant observable inputs for the assets or liabilities through corroborations with market data at the measurement date; and

•	Level 3 – based on significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

Financial Instruments Measured at Carrying Value
Current Assets
Cash and cash equivalents are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments.
Debt
The Company measures the Wells Fargo Credit Agreement and the Unsecured Senior Notes at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the revolving credit facility approximates carrying value, as it consists of short-term variable rate loans.
The fair value measurement of the Unsecured Senior Notes is defined as Level 3 in the three-level fair value hierarchy, as the inputs to their valuation are not all market observable.

(in thousands)	As of March 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Wells Fargo Credit Agreement	$56,825	$—	$56,825	$—
Unsecured Senior Notes	54,782	—	—	53,800

(in thousands)	As of December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Wells Fargo Credit Agreement	$54,613	$—	$54,613	$—
Unsecured Senior Notes	54,712	—	—	52,700
Other Financial Assets and Liabilities
In addition to the methods and assumptions used for the financial instruments discussed above, accounts receivable, income tax receivable, accounts payable and certain accrued expenses are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments.
Financial Instruments Measured at Fair Value
The Company’s warrant liability was measured at fair value based on unobservable inputs and was, thus, considered a Level 3 financial instrument in the three-level valuation hierarchy.

(in thousands)	As of March 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Warrant liability	$30,700	$—	$—	$30,700

(in thousands)	As of December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Warrant liability	$35,100	$—	$—	$35,100

Warrants
The following table summarizes changes in the estimated fair value of the Company’s warrant liability:

(in thousands)	For the Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$35,100	$24,700
Change in value of warrants *	(4,400)	2,500
Balance at end of period	$30,700	$27,200

*	The change in value of the warrant liability for each period is presented as (Gain) loss from change in value of warrants in the Company’s Consolidated Statements of Operations.
Weichai Warrant Liability
The Company estimated the fair value of the Weichai Warrant financial instrument using a publicly traded stock pricing approach with a Black-Scholes option pricing model and a Monte Carlo simulation. Given the unobservable nature of the inputs to the pricing models, the Weichai Warrant was classified as a Level 3 instrument.
The inputs of the Black-Scholes option pricing model were as follows:

Assumptions	As of March 31,	As of December 31,
	2019	2018
Market value of the Common Stock	$7.49	$9.25
Exercise price	varies	varies
Risk-free interest rate	2.4%	2.6%
Estimated price volatility	77.5%	55%
Contractual term	0.3 years	0.5 years
The estimated price volatility represents the upper end of the range of implied volatility of publicly traded call options of benchmark companies.
Note 9.    Commitments and Contingencies
Legal Contingencies
The legal matters discussed below and others could result in losses, including damages, fines, civil penalties and criminal charges, which could be substantial. The Company records accruals for these contingencies to the extent the Company concludes that a loss is both probable and reasonably estimable. Regarding the matters disclosed below, unless otherwise disclosed, the Company has determined that liabilities associated with these legal matters are reasonably possible; however, unless otherwise stated, the possible loss or range of possible loss cannot be reasonably estimated. Given the nature of the litigation and investigations and the complexities involved, the Company is unable to reasonably estimate a possible loss for all such matters until the Company knows, among other factors, the following:

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
Securities and Exchange Commission and United States Attorney’s Office for the Northern District of Illinois Investigations
In August 2016, the Chicago Regional Office of the SEC commenced an investigation focused on, among other things, the Company’s financial reporting, misapplication of U.S. GAAP, revenue recognition practices and related conduct, which resulted in the accounting errors giving rise to the financial restatements reported in prior SEC filings. In 2016, the United States Attorney's Office for the Northern District of Illinois (the “USAO”) began conducting a parallel investigation regarding these matters. The Company is fully cooperating with the SEC and the USAO in their investigations. The Company is engaged in ongoing discussions with the SEC and the USAO regarding resolutions of these matters. If the SEC or the USAO determines that the Company violated federal securities or other laws and institutes civil enforcement or criminal proceedings, the Company may become subject to civil or criminal sanctions, including, but not limited to, criminal or civil charges, fines, other monetary penalties, injunctive relief and compliance conditions imposed by a court or agreement, which may have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
Securities Litigation
In August 2016, Sumit Gupta filed a putative stockholder class-action complaint against the Company, Gary S. Winemaster, Michael P. Lewis and Daniel P. Gorey in the U.S. District Court for the Northern District of Illinois (the “Gupta Action”). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) arising from public filings made between May 2015 and August 2016. In October 2016, Peter Stout initiated a second suit, asserting similar claims against the same defendants (the “Stout Action”).
In January 2017, the court consolidated the Gupta Action and the Stout Action and appointed Richard Giunta as lead plaintiff. The consolidated case is captioned Giunta v. Power Solutions International, Inc., No. 1:16-cv-09599 (N.D. Ill.) (the “Giunta Action”). The plaintiffs then filed an Amended Class Action Complaint (the “Amended Complaint”) against the Company and certain current and former officers and directors. The Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act arising from public filings, press releases and conference calls between February 2014 and February 2017. In January 2019, the parties executed a Stipulation and Agreement of Settlement (the “Settlement”) to resolve the Giunta Action. Under the terms of the Settlement, a payment of $8.5 million would be made by the Company and/or its insurers in exchange for the release of claims against the defendants and other released parties by the lead plaintiff and all settlement class members and for the dismissal of the Giunta Action with prejudice. The payment of the $8.5 million was placed into escrow by the Company’s insurers in February 2019. In May 2019, the court granted final approval of the settlement. The Company accrued for the settlement in Other accrued liabilities and for the full insurance recovery of the settlement amount in Prepaid expenses and other current assets as of December 31, 2018. See Note 1. Summary of Significant Accounting Policies and Other Information for additional information related to the Company’s insurance proceeds receivable and litigation reserves. No further action or impact to the Company’s results of operations, financial condition or cash flows is expected.
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
In July 2018, the plaintiffs in the consolidated Dorvit and Martin Actions filed an amended consolidated complaint (the “Second Amended Complaint”) against certain of the Company’s current and former officers and directors, who are indemnified by the Company as to their legal fees and defense costs. The Second Amended Complaint asserts claims for breach of fiduciary duty, unjust enrichment, corporate waste and failure to hold an annual stockholders’ meeting, and it seeks an unspecified amount of damages, an order compelling the Company to hold an annual stockholders’ meeting and an award of costs, including reasonable attorneys’ fees and expenses. In April 2019, the parties reached an agreement in principle to settle the litigation for approximately $1.9 million (“Settlement Amount”), half of which will be used to pay certain defense costs on behalf of the Company, and the remaining half of which the plaintiffs sought as an award of their attorneys’ fees and expenses in connection with the benefit conferred by the settlement. The settlement was approved by the court in August 2019 over two objections, including from the plaintiffs in the McClenney Action (defined below). Plaintiffs in the McClenney Action appealed the court’s order approving the settlement. On February 28, 2020, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court’s approval of the settlement. Absent an extension, the plaintiffs in the McClenney Action have until July 27, 2020 to seek further review in the U.S. Supreme Court. The Company’s insurers made a payment of half of the Settlement Amount in September 2019 toward the fulfillment of the plaintiff’s award of attorneys’ fees and expenses, and the insurers have allocated the remaining half of the Settlement Amount toward the payment of certain defense costs consistent with the terms of the settlement. The Company had accrued for the settlement in Other accrued liabilities and for the full insurance recovery of the Settlement Amount in Prepaid expenses and other current assets as of December 31, 2018.
State Derivative Litigation
In May 2017, Lewis McClenney filed a putative stockholder derivative action in the Chancery Division of the Circuit Court of Cook County, Illinois, captioned McClenney v. Winemaster, et al., No. 2017-CH-06481 (the “McClenney Action”), against certain of the Company’s current and former officers and directors. The McClenney Action asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and corporate waste arising from the same matters at issue in the Giunta Action. On the same day that the McClenney Action was filed, Sara Rebscher also filed a putative stockholder derivative action in the same court, captioned Rebscher v. Winemaster, et al., No. 2017-CH-06517 (the “Rebscher Action”). The Rebscher Action

asserts claims for breach of fiduciary duty and unjust enrichment against certain of the Company’s current and former officers and directors, arising from the same matters at issue in the Giunta Action. Additionally, the complaint in the Rebscher Action asserts a claim for professional negligence and accounting malpractice against the Company’s former auditor, RSM U.S. LLP (“RSM”). In July 2017, the court consolidated the McClenney Action and the Rebscher Action. Subsequently, the court appointed Rebscher as lead plaintiff and designated the Rebscher Action as the operative complaint. In November 2018, the court granted the Company’s motion to dismiss the consolidated case with prejudice on the grounds that it is duplicative of the Dorvit and Martin Actions. Plaintiffs moved for reconsideration of the court’s decision, which the court denied in January 2019. In February 2019, plaintiffs filed a notice of appeal from the court’s order dismissing the case. In December 2019, the Illinois Appellate Court affirmed the dismissal of the McClenney Action. Plaintiffs did not seek rehearing in the Illinois Appellate Court and did not petition for leave to appeal to the Illinois Supreme Court.
Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. On April 1, 2020, the Court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. The Company intends to vigorously defend against this action. At this time, the Company is unable to predict the outcome of this matter or meaningfully quantify how the final resolution of this matter may impact its results of operations, financial condition or cash flows.
Don Wilkins v. the Company
In April 2017, Don Wilkins, former VP of Advanced Product Development for the Company, filed a two-count complaint alleging breach of contract by the Company and violation of the Illinois Wage Payment and Collections Act (“IWPCA”) by the Company and its former CEO, Gary Winemaster (the “Wilkins Complaint”). The Wilkins Complaint claims the Company did not have cause to terminate Mr. Wilkins’ Employment and Confidentiality Agreement (“Agreement”), executed January 6, 2012, and that the Company and Mr. Winemaster violated the IWPCA by failing to pay him accrued but unpaid vacation and earned commissions. The Wilkins Complaint seeks damages including a $2.0 million bonus entitlement in the Agreement, guaranteed annual salary to increase at 1.5 times the Consumer Price Index per year from the termination date to the end-date of the Agreement, December 31, 2020, and 20,000 shares of restricted stock granted to him in 2013 with a vesting schedule through 2020. In June 2017, the Company and Mr. Winemaster answered the complaint and asserted numerous defenses. The Company also asserted counterclaims against Wilkins including violation of the Illinois Trade Secrets Act, breach of the Agreement, breach of fiduciary duty, and spoliation. In January 2019, Wilkins voluntarily dismissed with prejudice his claims for unpaid commissions and vacation against the Company and Mr. Winemaster, subject to the parties’ confidential settlement agreement of those claims. Discovery is ongoing and no trial date has been set. In February 2020, the Company filed a motion for protective order or to stay the litigation, which the Court denied on April 7, 2020. On April 22, 2020, the parties reached an agreement in principle to settle all remaining claims for a $1.1 million payment (“Wilkins Settlement Amount”) to Mr. Wilkins. The Company will contribute $0.9 million of the Wilkins Settlement Amount which was reserved during the first quarter of 2019. The parties are working on the final settlement documents. The parties will stipulate to the dismissal of the litigation with prejudice within 7 days after payment of the Wilkins Settlement Amount.
Other Commitments
At March 31, 2019, the Company had five outstanding letters of credit totaling $1.8 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies.
The Company has arrangements with certain suppliers that require it to purchase minimum volumes or be subject to monetary penalties. At March 31, 2019, if the Company were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $7 million. Most of these arrangements enable the Company to secure supplies of critical components. The Company does not currently anticipate any penalties under these contracts; however, given the significant declines in oil prices in early 2020, the Company is evaluating the impact of potential future purchase volume reductions.

In October 2019, the Company entered into an addendum (the “Addendum”) to a supply agreement (the “Supply Agreement”), dated December 11, 2007, with a key supplier. The Addendum extends the Supply Agreement to December 31, 2023 with automatic annual extensions thereafter unless notice of termination is provided. The Addendum extends the Company’s exclusivity for the prescribed territory, but carves out of the restriction the competing engine products supplied by General Motors Company and Weichai. The Company committed to maximize sales and service opportunities on both the key supplier and Weichai engine products, recognizing their different value proposition and target markets. The Addendum also updates the minimum product purchase commitments for the period 2019 through 2023 to $40.0 million per year, subject to reductions based on market declines in oil prices and defined prescribed payments to the key supplier triggered by shortfalls in purchases made by the Company during each annual calendar period.
Note 10.    Income Taxes
On a quarterly basis, the Company computes an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs.
The Company has assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In assessing the realizability of the Company’s deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized through the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time, including recent earnings, forecasted income projections and historical performance. The Company determined that the negative evidence outweighed the objectively verifiable positive evidence and continues to maintain a full valuation allowance against deferred tax assets.
The effective tax rate for the three months ended March 31, 2019 was 18.5%, compared to an effective tax rate for the three months ended March 31, 2018 of 1.9%. The effective tax rates for both periods were significantly different than the applicable U.S. statutory tax rate primarily due to the Company’s full valuation allowance and the impact of the fair value adjustments related to the Weichai Warrant. The effective rate in both periods was also impacted by the increase in the deferred tax liability related to indefinite-lived assets which cannot serve as a source of income for the realization of deferred tax assets and states that base tax on gross margin and not pretax income.
Coronovirus Aid, Relief, and Economic Security Act
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act modified net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, restored 100% bonus depreciation for qualified improvement property, increased the limit on the deduction for net interest expense and accelerated the time frame for refunds of alternative minimum tax credits. The Company’s ability to carryback the net operating losses to earlier years is expected to result in a tax benefit of $0.8 million. There is no net impact to the Company’s deferred tax assets due to the full valuation allowance. The Company will continue to evaluate the effects of the CARES Act as additional legislative guidance becomes available.
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of January 1, 2019	19,067	429	18,638
Net shares issued for Stock awards	—	(120)	120
Balance as of March 31, 2019	19,067	309	18,758
Note 12.    Earnings (Loss) Per Share
The Company computes basic loss per share by dividing net loss distributable to common shares by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted loss per share for the three months ended March 31, 2019 and 2018.

The Company issued warrants that represent the right to purchase shares of Common Stock, Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 3. Weichai Transactions herein for additional information on the Weichai Warrants and Note 12. Stock-Based Compensation in the Company’s 2018 Annual Report for additional information on the SARs and the RSAs.
The computations of basic and diluted loss per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(2,586)	$(14,204)
Exclude (gain) loss from change in value in warrants	(4,400)	—
Net loss distributable to common stockholders – diluted	$(6,986)	$(14,204)

Denominator:
Shares used in computing net loss per share:
Weighted-average common shares outstanding - basic	18,639	18,483
Effect of dilutive securities	3,996	—
Weighted-average common shares outstanding – diluted	22,635	18,483

Loss per common share:
Loss per share of common stock – basic	$(0.14)	$(0.77)
Loss per share of common stock – diluted	$(0.31)	$(0.77)
The aggregate number of shares excluded from the diluted loss per share calculations, because they would have been anti-dilutive, were 0.2 million and 4.2 million shares during the three months ended March 31, 2019 and 2018, respectively.
Note 13.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding transactions with Weichai.
Transactions with Joint Ventures
Doosan-PSI, LLC
In 2015, the Company and Doosan Infracore Co., Ltd. (“Doosan”), a subsidiary of Doosan Group, entered into an agreement to form Doosan-PSI, LLC. The Company invested $1.0 million to acquire 50% of the venture, which was formed to operate in the field of developing, designing, testing, manufacturing, assembling, branding, marketing, selling, distributing and providing support for industrial gas engines and all components and materials required for assembly of the gas engines to the global power generation market outside of North America and South Korea. In the fourth quarter of 2019, Doosan and the Company agreed to wind down and dissolve the joint venture. This is expected to be completed in the second quarter of 2020.
Joint Venture Operating Results
The Company’s Consolidated Statements of Operations included income from this investment of $0.1 million for each of the three month periods ended March 31, 2019 and March 31, 2018. The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.
Note 14. Subsequent Events
As a result of the COVID-19 pandemic, the global economy has experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, as of the date of this 2019 Annual Report, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices declined precipitously. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a significant adverse impact on the results of future operations, financial position, and liquidity of the Company. Further, it is reasonably possible that these potential adverse impacts may result in the recognition of material impairments or other related charges.
The Company is aggressively beginning the execution of contingency actions as a result of the expected significant negative impacts of these factors. The Company is reviewing operating expenses as part of the contingency planning process, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. As of the date of this Quarterly Report, the Company has implemented the following temporary cost reduction measures designed to mitigate the operating and financial impacts of the COVID-19 pandemic on its business:

•	reduced the hours of operations of the Company’s production facilities;

•	reduced the work week for all office employees;

•	reduced pay for salaried employees by between 10% and 30%, depending on the employee’s position;

•	suspended the Company’s 401(k) plan match;

•	deferred spending on certain R&D programs;

•	implemented a hiring freeze;

•	restricted all non-essential travel; and

•	minimized discretionary expenses and consulting services.
On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments and income taxes. The income tax implications are discussed within Note 10. Income Taxes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three months ended March 31, 2019 and 2018, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this report.
Executive Overview
The Company designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that run on a wide variety of fuels, including natural gas, propane, gasoline, diesel and biofuels, within the energy, industrial and transportation end markets with primary manufacturing, assembly, engineering, research and development (“R&D”), sales and distribution facilities located in suburban Chicago, Illinois, and Darien, Wisconsin. The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, such as the U.S. Environmental Protection Agency (“EPA”), the California Air Resources Board (“CARB”) and the People’s Republic of China’s Ministry of Ecology and Environment (“MEE,” formerly the Ministry of Environmental Protection).
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
For the three months ended March 31, 2019, the Company’s net sales increased $21.4 million, or 23%, from the three months ended March 31, 2018 to $115.8 million, as a result of increased sales of $9.4 million, $7.1 million, and $4.9 million in the transportation, energy, and industrial end markets, respectively. Gross margin for the three months ended March 31, 2019 was 15.3%, a strong improvement versus 10.5% in the comparable 2018 period. Gross profit improved by $7.8 million for the three months ended March 31, 2019, while operating expenses increased by $2.9 million, as compared to the comparable period in 2018. Additionally, in the 2019 period, the Company reported a $4.4 million gain from the change in value of the Weichai Warrant versus a loss of $2.5 million in the comparable 2018 period. Collectively, these factors contributed to a $11.6 million improvement in net loss, which totaled net loss of $2.6 million in the 2019 period compared to a net loss of $14.2 million in the same period of 2018. Diluted loss per share was $0.31 in the 2019 period compared to a diluted loss per share of $0.77 in the comparable 2018 period. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $0.1 million in the 2019 period, an increase of $5.5 million, compared to an Adjusted net loss of $5.6 million in 2018. Adjusted loss per share was $0.01 in 2019 compared to an Adjusted loss per share of $0.29 in 2018. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was $3.7 million in 2019 compared to an Adjusted EBITDA loss of $2.0 million in 2018. Adjusted net loss, Adjusted loss per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
Net sales by geographic area and by end market for the three months ended March 31, 2019 and 2018 are presented below:

(in thousands)	For the Three Months Ended March 31,
	2019		2018
Geographic Area		% of Total		% of Total
North America	$97,679	84%	$79,947	84%
Pacific Rim	12,625	11%	10,339	11%
Europe	3,377	3%	3,315	4%
Other	2,106	2%	812	1%
Total	$115,787	100%	$94,413	100%

(in thousands)	For the Three Months Ended March 31,
	2019		2018
End Market		% of Total		% of Total
Industrial	$50,587	44%	$45,719	48%
Energy	45,648	39%	38,567	41%
Transportation	19,552	17%	10,127	11%
Total	$115,787	100%	$94,413	100%
Recent Trends and Business Outlook
Recent COVID-19 Outbreak and Oil and Gas Market Price Volatility
In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns, and restrictions on the movement of people in the United States and abroad. These factors, in turn, may not only impact the Company’s operations, financial condition, and demand for its goods and services, but its overall ability to react timely to mitigate the impact of the COVID-19 pandemic. The Company is aggressively beginning the execution of contingency actions as a result of the expected significant negative impacts of these factors. The Company is reviewing operating expenses as part of the contingency planning process, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. As of the date of this Quarterly Report, the Company has implemented the following temporary cost reduction measures designed to mitigate the operating and financial impacts of the COVID-19 pandemic on its business:

•	reduced the hours of operations of the Company’s production facilities;

•	reduced the work week for all office employees;

•	reduced pay for salaried employees by between 10% and 30%, depending on the employee’s position;

•	suspended the Company’s 401(k) plan match;

•	deferred spending on certain R&D programs;

•	implemented a hiring freeze;

•	restricted all non-essential travel; and

•	minimized discretionary expenses and consulting services.
The full impact of the COVID-19 pandemic continues to evolve as of the date of this Quarterly Report.
The global economy has experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, as of the date of this Quarterly Report, due to unprecedented decreases in demand and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices declined precipitously. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and decline rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges.

Results of Operations
Results of operations for the three months ended March 31, 2019 compared with the three months ended March 31, 2018:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2019	2018	Change	% Change
Net sales	$115,787	$94,413	$21,374	23%
Cost of sales	98,083	84,540	13,543	16%
Gross profit	17,704	9,873	7,831	79%
Gross margin %	15.3%	10.5%	4.8%
Operating expenses:
Research, development and engineering expenses	6,299	6,021	278	5%
Research, development and engineering expenses as a % of sales	5.4%	6.4%	(1.0)%
Selling, general and administrative expenses	16,060	13,254	2,806	21%
Selling, general and administrative expenses as a % of sales	13.9%	14.0%	(0.1)%
Amortization of intangible assets	910	1,045	(135)	(13)%
Total operating expenses	23,269	20,320	2,949	15%
Operating loss	(5,565)	(10,447)	4,882	(47)%
Other (income) expense:
Interest expense	2,113	1,623	490	30%
(Gain) loss from change in value of warrants	(4,400)	2,500	(6,900)	NM
Other income, net	(106)	(94)	(12)	13%
Total other (income) expense	(2,393)	4,029	(6,422)	(159)%
Loss before income taxes	(3,172)	(14,476)	11,304	(78)%
Income tax benefit	(586)	(272)	(314)	115%
Net loss	$(2,586)	$(14,204)	$11,618	(82)%

Loss per common share:
Basic	$(0.14)	$(0.77)	$0.63	(82)%
Diluted	$(0.31)	$(0.77)	$0.46	(60)%

Non-GAAP Financial Measures:
Adjusted net loss *	$(101)	$(5,614)	$5,513	(98)%
Adjusted loss per share *	$(0.01)	$(0.29)	$0.28	(97)%
EBITDA *	$1,194	$(10,612)	$11,806	(111)%
Adjusted EBITDA *	$3,679	$(2,022)	$5,701	NM

NM	Not meaningful

*	See reconciliation of non-GAAP financial measures to GAAP results below
Net Sales
Net sales increased $21.4 million, or 23%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as a result of sales increases of $9.4 million, $7.1 million, and $4.9 million in the transportation, energy, and industrial end markets, respectively. The increased sales within the transportation end market were primarily attributable to stronger demand for products used in the medium-duty truck and school bus markets. Higher energy end market sales were primarily driven by increased demand for power generation products, including those used within the oil and gas industry. The sales increase within the industrial end market was primarily attributable to higher demand for products used in the material handling/forklift and arbor care markets.
Gross Profit
Gross margin was 15.3% and 10.5% during the three months ended March 31, 2019 and 2018, respectively. Gross profit increased during the three months ended March 31, 2019 by $7.8 million, or 79%, compared to the three months ended March 31, 2018, primarily due to the sales growth noted above coupled with lower warranty costs. For the three months ended March 31, 2019, warranty costs were $1.5 million (net of supplier and insurance recoveries of $2.7 million), including $2.7 million of charges for adjustments to preexisting warranties, a decline of $4.4 million as compared to warranty costs of $5.9 million (net of immaterial supplier recoveries), including $3.8 million of charges for adjustments to preexisting warranties for the three months ended March 31, 2018. Warranty costs for the three months ended March 31, 2019 included $1.6 million of charges related to specific engine supplier quality issues for which the Company is actively seeking cost reimbursement.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended March 31, 2019 were $6.3 million, an increase of $0.3 million, or 5%, from the three months ended March 31, 2018, primarily due to the timing of spending on projects.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased during the three months ended March 31, 2019 by $2.8 million, or 21%, compared to the three months ended March 31, 2018, primarily due to higher wages, benefits and incentive compensation costs, a $0.9 million increase in severance costs, and a $0.3 million increase in incremental financial reporting and government investigation costs, partially offset by a $0.4 million decrease in key employee retention program costs.
Interest Expense
Interest expense increased $0.5 million to $2.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, due in part to higher outstanding debt levels and a higher interest rate related to the Unsecured Senior Notes for the three months ended March 31, 2019.
(Gain) Loss from Change in Value of Warrants
The Company recognized a gain of $4.4 million and a loss of $2.5 million for the three months ended March 31, 2019 and 2018, respectively, as a result of the change in the value of the Weichai Warrant.
See Note 3. Weichai Transactions and Note 8. Fair Value of Financial Instruments, included in Part 1, Item 1. Financial Statements, for additional information.
Other Income, Net
Other income, net was $0.1 million for each of the three month periods ended March 31, 2019 and 2018. Other income, net is primarily comprised of the Company’s equity earnings from its joint ventures. Refer to Note 13. Related Party Transactions, in Part I, Item 1. Financial Statements, for further discussion of the Company’s joint ventures.
Income Tax Expense
The Company recorded income tax benefits of $0.6 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s pretax loss was $3.2 million for the three months ended March 31, 2019, compared to a pretax loss of $14.5 million for the three months ended March 31, 2018. There was no significant change in the Company’s tax provision as the Company continues to record a full valuation allowance against deferred tax assets. See Note 10. Income Taxes, included in Part 1, Item 1. Financial Statements, for additional information related to the Company’s income tax provision.
Non-GAAP Financial Measures
In addition to the results provided in accordance with U.S. GAAP above, this report also includes non-GAAP (adjusted) financial measures. Non-GAAP financial measures provide insight into selected financial information and should be evaluated in the context in which they are presented. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP, and non-GAAP financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies. The non-GAAP financial measures should be considered in conjunction with the consolidated financial statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated below.

Non-GAAP Financial Measure	Comparable GAAP Financial Measure
Adjusted net loss	Net loss
Adjusted loss per share	Loss per common share – diluted
EBITDA	Net loss
Adjusted EBITDA	Net loss
The Company believes that Adjusted net loss, Adjusted loss per share, EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net loss is defined as net income as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance. Adjusted loss per share is a measure of the Company’s diluted net loss per share adjusted for the impact of special items. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of other non-cash and certain other items that do not reflect the ordinary earnings of the Company’s operations.
Adjusted net loss, Adjusted loss per share, EBITDA, and Adjusted EBITDA are used by management for various purposes, including as a measure of performance of the Company’s operations and as a basis for strategic planning and forecasting. Adjusted net loss, Adjusted loss per share, and Adjusted EBITDA may be useful to an investor because these measures are widely used to evaluate companies’ operating performance without regard to items excluded from the calculation of such measures, which can vary substantially from company to company depending on the accounting methods, the book value of assets, the capital structure and the method by which the assets were acquired, among other factors. They are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with U.S. GAAP.
The following table presents a reconciliation from Net loss to Adjusted net loss for the three months ended March 31, 2019 and 2018:

(in thousands)	For the Three Months Ended March 31,
	2019	2018
Net loss	$(2,586)	$(14,204)
Change in value of warrants [1]	(4,400)	2,500
Stock-based compensation [2]	275	299
Key employee retention program [3]	476	845
Strategic alternatives and strategic review expenses [4]	—	15
Severance [5]	908	—
Incremental financial reporting and government investigation expenses [6]	5,226	4,931
Adjusted net loss	$(101)	$(5,614)

The following table presents a reconciliation from Loss per common share – diluted to Adjusted loss per share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Loss per common share – diluted	$(0.31)	$(0.77)
Changes in value of warrants [1,7]	—	0.14
Stock-based compensation [2]	0.01	0.02
Key employee retention program [3]	0.02	0.05
Strategic alternatives and strategic review expenses [4]	—	—
Severance [5]	0.04	—
Incremental financial reporting and government investigation expenses [6]	0.23	0.27
Adjusted loss per share – diluted	$(0.01)	$(0.29)

Diluted Shares (in thousands)	22,635	18,483

The following table presents a reconciliation from Net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

(in thousands)	For the Three Months Ended March 31,
	2019	2018
Net loss	$(2,586)	$(14,204)
Interest expense	2,113	1,623
Income tax benefit	(586)	(272)
Depreciation	1,343	1,196
Amortization of intangible assets	910	1,045
EBITDA	1,194	(10,612)
Change in value of warrants [1]	(4,400)	2,500
Stock-based compensation [2]	275	299
Key employee retention program [3]	476	845
Strategic alternatives and strategic review expenses [4]	—	15
Severance [5]	908	—
Incremental financial reporting and government investigation expenses [6]	5,226	4,931
Adjusted EBITDA	$3,679	$(2,022)

1.	Amounts consist of changes in the value of the Weichai Warrant.

2.	Amounts reflect non-cash stock-based compensation expense (2019 and 2018 amounts excludes $0.3 million and $0.5 million, respectively, associated with employee retention programs (see note 3 below)).

3.
Amounts represent incremental compensation costs (including $0.3 million and $0.5 million in 2019 and 2018, respectively, of stock-based compensation) incurred to provide retention benefits to certain employees.

4.	Represents professional services expenses incurred in connection with the evaluation of strategic alternatives and financing options.

5.	Amounts represent severance and other post-employment costs for certain former employees of the Company.

6.
Amounts represent professional services fees related to the Company’s efforts to restate prior period financial statements, prepare, audit and file delinquent financial statements, and remediate internal control material weaknesses as well as fees and reserves related to the SEC and USAO investigations. The amounts exclude $0.9 million of professional services fees related to the audit of the Company’s financial statements and ongoing internal control remediation for each of the three months ended March 31, 2019 and 2018.

7.
For the three months ended March 31, 2019, the impact of the Change in value of warrants is included in the Loss per common share – diluted due to the dilutive impact of the gain recognized during the period; see Item 1. Note 12. Loss Per Share, for further discussion of the calculation of Loss per common share – diluted.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Three Months Ended March 31,
	2019	2018	Change	% Change
Net cash (used in) provided by operating activities	$(701)	$2,278	$(2,979)	NM
Net cash used in investing activities	(816)	(1,496)	680	NM
Net cash provided by (used in) financing activities	1,464	(782)	2,246	NM
Net (decrease) increase in cash and restricted cash	$(53)	$—	$(53)	—%
Capital expenditures	$(816)	$(467)	$(349)	NM
Cash Flows for the Three Months Ended March 31, 2019
Cash Flow from Operating Activities
Net cash used in operating activities was $0.7 million in the three months ended March 31, 2019 compared to net cash provided by operating activities of $2.3 million in the three months ended March 31, 2018, resulting in an increase of $3.0 million in cash used in operating activities year over year. The increase in cash used from operating activities was primarily related to a decrease in cash generated from working capital accounts of $7.6 million, primarily related to lower liabilities, and a $7.0 million decrease in non-cash adjustments, primarily related to changes in the value of the Weichai Warrant, partially offset by a decrease in the net loss of $11.6 million.

Cash Flow from Investing Activities
Net cash used in investing activities was $0.8 million in the three months ended March 31, 2019 compared to net cash used in investing activities of $1.5 million in the three months ended March 31, 2018 resulting in a decrease of $0.7 million of net cash used in investing activities year-over-year. In the three months ended March 31, 2018, the Company purchased intellectual property (“IP”) from AGA Systems, LLC (“AGA”) and paid cash of $1.0 million. The same transaction did not occur during the three months ended March 31, 2019 and drove the decline in cash used in investing activities. This decline was partially offset by an increase in cash used for capital expenditures of $0.3 million during the three months ended March 31, 2019.
Cash Flow from Financing Activities
The Company generated $1.5 million in cash from financing activities in the three months ended March 31, 2019 compared to $0.8 million in cash used by financing activities in the three months ended March 31, 2018. The cash provided by financing activities for the three months ended March 31, 2019 was primarily attributable to net cash advances from the Wells Fargo Credit Agreement compared to net payments during the three months ended March 31, 2018.
Liquidity and Capital Resources
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement dated March 27, 2020, between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Credit Agreement”). The Credit Agreement, which allows the Company to borrow up to $130.0 million, matures on March 26, 2021 with an optional 60-day extension subject to certain conditions and payment of a 0.25% extension fee. The Credit Agreement bears interest at either the alternate base rate or LIBOR plus 2.00%, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds (i) to repay the outstanding balance of $16.8 million under the credit agreement between the Company and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent (the “Wells Fargo Credit Agreement”), (ii) to fully redeem and discharge $55.0 million in aggregate principal amount of the unsecured 5.50% senior notes due June 2020 the Unsecured Senior Notes (the “Unsecured Senior Notes”) and pay related interest and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with the repayment of the outstanding balance. On April 29, 2020, the Company borrowed an additional $35.0 million under the Credit Agreement, which is the remaining portion of availability, providing the Company with greater financial flexibility. As of April 29, 2020, the Company had borrowings outstanding of $130.0 million under the Credit Agreement and a cash balance in excess of $45 million. These amounts reflect a net positive cash impact from customer prepayments of $11.8 million.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Credit Agreement. Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay Credit Agreement by the March 26, 2021 maturity date. Management currently plans to see additional liquidity from its current or other lenders before March 26, 2021. There can be no assurance that the Company will be able to successfully complete a refinancing on acceptable terms or repay this outstanding indebtedness when required or if at all.
Additionally, in early 2020, the global economy has experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, in early March 2020, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices have declined precipitously. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges. Moreover, the full impact of the COVID-19 pandemic on the Company’s operations and liquidity continues to evolve.
Due to uncertainties surrounding the Company’s future ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Credit Agreement, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
As of March 31, 2019, the Company’s total debt obligations under the Wells Fargo Credit Agreement and the Unsecured Senior Notes were $111.6 million in the aggregate, with available borrowing capacity of $4.7 million under the Wells Fargo Credit

Agreement. In relation to last-time buys of GM 6.0L engines, the Company had a net positive impact from customer prepayments of approximately $5.6 million as of March 31, 2019.
The Wells Fargo Credit Agreement contained certain covenants for which a failure to satisfy could have resulted in a default under the Wells Fargo Credit Agreement. See Item 8. Financial Statements and Supplementary Data Note 6. Debt for additional information related to a waiver obtained from Wells Fargo on May 16, 2019 that waived the failure to satisfy financial information covenants through December 31, 2019.
Off-Balance Sheet Arrangements
At March 31, 2019, the Company had five outstanding letters of credit totaling $1.8 million. See Item 1. Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the 2018 Annual Report. During the three months ended March 31, 2019, there were no significant changes in the application of critical accounting policies.
The Company has identified the following accounting policies as its most critical because they require the Company to make difficult, subjective, and complex judgments:

▪	Revenue Recognition

▪	Allowance for Doubtful Accounts

▪	Inventories

▪	Goodwill and Other Intangibles

▪	Impairment of Long-Lived Assets

▪	Warranty

▪	Weichai Warrants

▪	Deferred Tax Asset Valuation Allowance

▪	Uncertain Tax Positions
Impact of New Accounting Standards
For information about recently issued accounting pronouncements, see Note 1. Summary of Significant Accounting Policies and Other Information, included in Part 1, Item 1.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed under “Item 9A – Controls and Procedures” in the 2018 Annual Report, the Company’s management concluded that its internal control over financial reporting was not effective based on the material weaknesses identified. Management is committed to the continued implementation of remediation efforts to address the material weaknesses. The remediation efforts summarized below, which have been or will be implemented, are intended both to address the identified material weaknesses and to enhance the Company’s overall internal control environment.
Control Environment, Risk Assessment, Information and Communication, and Monitoring
Control Environment:
Since 2017, the Company has either replaced or appointed new Board and Audit Committee members, a Chief Executive Officer, a Chief Financial Officer and a Vice President, Internal Audit. These changes, along with the actions of these individuals and other senior management, have collectively improved the tone of integrity, transparency and support of the Company’s updated Code of Business Conduct and Ethics.
The Company has updated its Code of Business Conduct and Ethics and has initiated an ongoing training program to help ensure employees understand and comply with the Code. The Company continues to enhance the program to provide extensive communications and training to employees across the entire organization regarding the importance of integrity and accountability.
The Company has established a process to identify and address internal control weaknesses through the internal control function.
Skillset and Competency:
The Company continues to assess the level of and technical skills in the information technology (“IT”) function to support the design and implementation of IT general controls (“ITGCs”). The IT function has been reorganized under the leadership of the Chief Financial Officer, and the Company is actively recruiting for a Chief Information Officer as well as certain technical IT positions.
Policies and Procedures:

▪	The Company has drafted a revised delegation of authority policy that appoints tiered approvers based upon risk and materiality of the transaction.

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

Internal Control Function:
The Company has developed and begun implementing a more comprehensive internal control program. The controls listed below, except the Internal Control Steering Committee, have been remediated subsequent to March 31, 2019:

▪
The Company has completed a more robust financial reporting risk assessment and review process to ensure that key internal controls over financial reporting were identified, designed and implemented appropriately.

▪	The Company has reviewed, analyzed and properly documented its processes related to internal control over financial reporting.

▪
The Company has implemented a testing program over the design and operating effectiveness of key internal controls over financial reporting and is tracking and communicating U.S. Sarbanes-Oxley Act of 2002 (“SOX”) deficiencies and associated risks and remediation plans to management, the Internal Control Steering Committee (see below) and the Audit Committee.

▪
The Company has implemented a formal, enterprise-wide remediation plan, including detailed and prioritized action plans, owners and a phased timeline. This remediation plan is overseen by the Internal Control Steering Committee and progress is reported to the Audit Committee on a quarterly basis.

▪
The Company has implemented a SOX training program to educate Accounting, Sales, Operations, and IT on internal control concepts and responsibilities. This training program will be administered annually and will reinforce accountability and the importance of sustaining a strong internal control environment.

▪
The Company developed an Internal Control Steering Committee of which the charter includes the following members: Chief Executive Officer, Chief Financial Officer, General Counsel, Vice President, Internal Audit, Chief Information Officer, Corporate Controller and Executive Vice President.

Segregation of Duties:

▪	The Company is establishing standards governing the segregation of incompatible duties across the organization.

▪
The Company is designing various accounting processes and application and system controls to adequately segregate job responsibilities and system access throughout the organization and to implement applicable mitigating internal controls.

▪
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

▪
The Company is designing and implementing policies and procedures to ensure that critical inputs affecting the accuracy and timeliness of revenue recognition and related reserves and sales allowances are communicated to the accounting department on a timely basis.

▪
The Company has established and has begun implementing improved review and approval controls across the Company to ensure that revenue, including that of nonroutine revenue transactions, is recognized consistently in accordance with U.S. GAAP.

▪	The Company has developed sales transaction review procedures to review certain key transaction attributes.
Capitalization:
The Company is designing and implementing policies, procedures and controls over capitalization, including, but not limited to, the capitalization of costs incurred on capital asset projects and accounting treatment for research and development activities.
Complex and Nonroutine Transactions:
The Company is designing and implementing policies, procedures and controls over the evaluation, review and approval of complex and nonroutine transactions, including, but not limited to, identification of reporting units and triggering events that could impact the assessment of potential impairments of property, plant and equipment, intangibles and goodwill, accounting for debt transactions, purchase accounting for business combinations and lease classification.
Reserves and Accruals:
The Company is designing and implementing policies, procedures and controls over the review and approval of key reserves and accruals, including, but not limited to, excess and obsolete inventory and warranty reserves.

Period End Close/Accounting Documentation:

▪
The Company is designing and implementing policies, procedures and controls over the period-end close process and related documentation including, but not limited to, period-end checklists, review and approval of journal entries, taxes, inventory in-transit, account roll forwards and reconciliations, general-ledger account maintenance and financial statement analysis/thresholds.

▪
The Company has implemented a formal Section 302 disclosure and certification program that requires management to complete representation letters and disclosure sub-certification questionnaires in connection with SEC filings.

Information Technology:

▪	The Company has reconstructed its ITGC framework to focus on controls that mitigate key financial reporting risks.

▪
The Company has designed and is implementing controls over access, change management and IT operations to ensure that access rights are restricted to appropriate individuals, and that data integrity is maintained via effective change controls over system updates and over the flow of data between systems.

▪	The Company is planning both a technical upgrade as well as a re-implementation of its ERP System to further improve and automate ITGCs as well as other business process controls.
Data Maintenance:

▪
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

▪
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

Changes in Internal Control over Financial Reporting
As of March 31, 2019, the Company has completed remediation of the accounting competency component of the previously reported Skillset and Competency material weakness by taking the following actions:
Skillset and Competency:

▪
In addition to the new Chief Executive Officer, Chief Financial Officer, and Vice President, Internal Audit, the Company has either replaced or appointed personnel for critical accounting positions who are certified public accountants with the appropriate level of public-company experience, including, among others, a Corporate Controller, a Director of Accounting and a Director of Financial Reporting.

▪
The Company has hired additional accounting personnel and has continued to supplement existing accounting resources with temporary resources to assist with performing technical accounting activities. The Company has concluded that its technical accounting resources are now sufficient. The Company continues to evaluate its needs, and it will hire additional full-time employees with technical accounting expertise and public-company experience, as needed.

Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 9. Commitments and Contingencies, included in Part I, Item 1. Financial Statements, for a discussion of legal proceedings, which are incorporated herein by reference.
Item 1A.    Risk Factors.
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.

Item 6.    Exhibits.

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

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2020.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Charles F. Avery, Jr.
Name:	Charles F. Avery, Jr.
Title:	Chief Financial Officer (Principal Financial Officer)