Form 10-Q
period 2019-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2020-05-04
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation,(“Power Solutions,” “PSI,” or the “Company”), projected sales and potential profitability, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except par values)	As of June 30,	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$50	$54
Accounts receivable, net of allowances of $3,428 and $2,596 as of June 30, 2019 and December 31, 2018, respectively	76,129	86,471
Income tax receivable	973	973
Inventories, net	109,756	105,614
Prepaid expenses and other current assets	19,086	22,917
Total current assets	205,994	216,029
Property, plant and equipment, net	23,436	24,266
Intangible assets, net	15,191	17,010
Goodwill	29,835	29,835
Other noncurrent assets	25,922	2,742
TOTAL ASSETS	$300,378	$289,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$83,915	$85,218
Current maturities of long-term debt	183	80
Revolving line of credit	53,455	54,613
Warrant liability	—	35,100
Other accrued liabilities	45,284	45,700
Total current liabilities	182,837	220,711
Deferred income taxes	189	647
Long-term debt, net of current maturities	55,583	55,088
Noncurrent contract liabilities	13,950	14,611
Other noncurrent liabilities	33,428	17,403
TOTAL LIABILITIES	$285,987	$308,460

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 and 19,067 shares issued; 22,825 and 18,638 shares outstanding at June 30, 2019 and December 31, 2018, respectively	23	19
Additional paid-in capital	165,437	126,412
Accumulated deficit	(140,744)	(135,160)
Treasury stock, at cost, 292 and 429 shares at June 30, 2019 and December 31, 2018, respectively	(10,325)	(9,849)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	14,391	(18,578)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$300,378	$289,882
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$138,684	$127,073	$254,471	$221,486
Cost of sales	113,070	109,006	211,153	193,546
Gross profit	25,614	18,067	43,318	27,940
Operating expenses:
Research, development and engineering expenses	6,030	6,962	12,329	12,983
Selling, general and administrative expenses	13,955	13,276	30,015	26,530
Amortization of intangible assets	909	1,321	1,819	2,366
Total operating expenses	20,894	21,559	44,163	41,879
Operating income (loss)	4,720	(3,492)	(845)	(13,939)
Other expense:
Interest expense	2,122	1,828	4,235	3,451
Loss from change in value and exercise of warrants	5,752	6,500	1,352	9,000
Other income, net	(395)	(95)	(501)	(189)
Total other expense	7,479	8,233	5,086	12,262
Loss before income taxes	(2,759)	(11,725)	(5,931)	(26,201)
Income tax expense (benefit)	239	80	(347)	(192)
Net loss	$(2,998)	$(11,805)	$(5,584)	$(26,009)

Weighted-average common shares outstanding:
Basic	21,702	18,594	20,171	18,538
Diluted	21,702	18,594	20,171	18,538
Loss per common share:
Basic	$(0.14)	$(0.63)	$(0.28)	$(1.40)
Diluted	$(0.14)	$(0.63)	$(0.28)	$(1.40)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2019	$19	$126,977	$(137,746)	$(10,225)	$(20,975)
Net loss	—	—	(2,998)	—	(2,998)
Stock-based compensation expense	—	493	—	(100)	393
Payment of withholding taxes for net settlement of stock-based awards	—	(97)	—	—	(97)
Exercise of Weichai Warrant	4	38,064	—	—	38,068
Balance at June 30, 2019	$23	$165,437	$(140,744)	$(10,325)	$14,391

Balance at March 31, 2018	$19	$124,981	$(94,638)	$(9,882)	$20,480
Net loss	—	—	(11,805)	—	(11,805)
Stock-based compensation expense	—	660	—	(41)	619
Payment of withholding taxes for net settlement of stock-based awards	—	(369)	—	—	(369)
Balance at June 30, 2018	$19	$125,272	$(106,443)	$(9,923)	$8,925

(in thousands)	For the Six Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2018	$19	$126,412	$(135,160)	$(9,849)	$(18,578)
Net loss	—	—	(5,584)	—	(5,584)
Stock-based compensation expense	—	1,404	—	(476)	928
Payment of withholding taxes for net settlement of stock-based awards	—	(443)	—	—	(443)
Exercise of Weichai Warrant	4	38,064	—	—	38,068
Balance at June 30, 2019	$23	$165,437	$(140,744)	$(10,325)	$14,391

Balance at December 31, 2017	$19	$123,838	$(82,147)	$(9,538)	$32,172
Net loss	—	—	(26,009)	—	(26,009)
Stock-based compensation expense	—	1,803	—	(385)	1,418
Payment of withholding taxes for net settlement of stock-based awards	—	(369)	—	—	(369)
Cumulative effect of adoption of ASC 606	—	—	1,713	—	1,713
Balance at June 30, 2018	$19	$125,272	$(106,443)	$(9,923)	$8,925
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2019	2018
Cash provided by (used in) operating activities
Net loss	$(5,584)	$(26,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,819	2,366
Depreciation	2,605	2,524
Change in value and exercise of warrants	1,352	9,000
Stock-based compensation expense	928	1,418
Amortization of financing fees	361	659
Deferred income taxes	(458)	(208)
Other non-cash adjustments, net	(68)	325
Changes in operating assets and liabilities:
Accounts receivable, net	10,292	(1,739)
Inventory, net	(4,393)	(14,825)
Prepaid expenses and other assets	4,902	(4,815)
Accounts payable	(1,201)	13,200
Accrued expenses	(5,354)	7,914
Other noncurrent liabilities	(3,230)	1,998
Net cash provided by (used in) operating activities	1,971	(8,192)
Cash used in investing activities
Capital expenditures	(1,536)	(1,588)
Asset acquisitions	—	(6,595)
Net cash used in investing activities	(1,536)	(8,183)
Cash (used in) provided by financing activities
Proceeds from revolving line of credit	267,584	240,698
Repayments of revolving line of credit	(268,743)	(223,419)
Proceeds from Weichai Warrant exercise	1,616	—
Other financing activities, net	(896)	(902)
Net cash (used in) provided by financing activities	(439)	16,377
Net (decrease) increase in cash and restricted cash	(4)	2
Cash at beginning of the period	54	—
Cash at end of the period	$50	$2
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
Weichai also entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the SPA. The Rights Agreement provides Weichai with representation on the Company’s Board of Directors (the “Board”) and management representation rights. Weichai currently has three representatives on the Board. According to the Rights Agreement, once Weichai exercised the Weichai Warrant and became the majority owner of the Company’s outstanding shares of Common Stock calculated on a fully diluted as-converted basis (excluding certain excepted issuances), the Company became required to appoint to the Board an additional individual designated by Weichai, or such additional number of individuals so that Weichai designees shall constitute the majority of the directors serving on the Board. As of the date of this filing, Weichai has not designated an additional representative to the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Stock Market (“NASDAQ”) Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e).
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
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the three and six months ended June 30, 2019, which contains unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Customer A	17%	15%	17%	17%
Customer B	12%	11%	**	**
Customer C	**	11%	**	11%
The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of June 30,	As of December 31,
	2019	2018
Customer A	19%	15%
Customer B	12%	25%
Customer C	11%	**
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Supplier A	13%	18%	15%	17%
Supplier B	16%	14%	13%	15%
Supplier C	10%	**	11%	**
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
Research and Development
Research and development (“R&D”) expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $5.6 million and $6.5 million for the three months ended June 30, 2019 and 2018, respectively. These costs were $11.5 million and $12.1 million for the six months ended June 30, 2019 and 2018, respectively.
Insurance Recoveries
The Company records insurance recoveries related to amounts recorded as estimated losses on events covered by the Company’s insurance policies when management determines that the recovery is probable and the amount can be reasonably determined. As of June 30, 2019 and December 31, 2018, the Company had recorded assets related to insurance recoveries of $11.9 million and $16.0 million, respectively, primarily related to litigation reserves and related legal fees.

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
Inventories consist of the following:

(in thousands)	As of June 30,	As of December 31,
Inventories	2019	2018
Raw materials	$82,837	$90,877
Work in process	3,802	2,390
Finished goods	28,010	18,077
Total inventories	114,649	111,344
Inventory allowance	(4,893)	(5,730)
Inventories, net	$109,756	$105,614
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Six Months Ended June 30,
Inventory Allowance	2019	2018
Balance at beginning of period	$5,730	$6,227
Charged to expense	41	433
Write-offs	(878)	(1,653)
Balance at end of period	$4,893	$5,007
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands)	As of June 30,	As of December 31,
Other Accrued Liabilities	2019	2018
Accrued product warranty	$15,078	$9,767
Litigation reserves *	7,485	16,139
Contract liabilities	4,689	4,897
Accrued compensation and benefits	6,590	4,520
Operating lease liabilities	3,889	—
Accrued interest expense	830	1,175
Other	6,723	9,202
Total	$45,284	$45,700

*
As of June 30, 2019, litigation reserves primarily consisted of accruals related to ongoing government investigations and for the settlement of the Federal Derivative Litigation and the Cohen matter. As of December 31, 2018, litigation reserves primarily consisted of accruals for the settlement of the Securities Litigation, Federal Derivative Litigation, and the Cohen matter. The Company concluded that insurance recovery was probable related to $4.9 million and $14.0 million of the litigation reserves at June 30, 2019 and December 31, 2018, respectively, and recognized full recovery of the amounts in Prepaid expenses and other current assets. See Note 9. Commitments and Contingencies for additional information.

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
Accrued product warranty activities are presented below:

(in thousands)	For the Six Months Ended June 30,
Accrued Product Warranty	2019	2018
Balance at beginning of period	$23,102	$12,628
Current year provision	4,585	4,995
Changes in estimates for preexisting warranties *	2,730	3,842
Payments made during the period	(4,454)	(3,665)
Balance at end of period	25,963	17,800
Less: current portion	15,078	9,972
Noncurrent accrued product warranty	$10,885	$7,828

*
Change in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. The Company’s warranty liability is generally affected by failure rates, repair costs and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. In the first quarter of 2019, the Company recorded a charge for changes in estimates of preexisting warranties of $2.7 million or $0.14 per diluted share.

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
Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
End Market	2019	2018	2019	2018
Industrial	54,660	48,051	105,247	93,770
Energy	52,245	52,014	97,893	90,581
Transportation	31,779	27,008	51,331	37,135
Total	$138,684	$127,073	$254,471	$221,486
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Geographic Area	2019	2018	2019	2018
North America	$119,943	$111,444	$217,622	$191,391
Pacific Rim	10,804	11,516	23,429	21,855
Europe	5,006	3,621	8,383	6,936
Other	2,931	492	5,037	1,304
Total	$138,684	$127,073	$254,471	$221,486
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

(in thousands)	As of
	June 30, 2019	December 31, 2018
Short-term contract assets (included in Prepaid expenses and other current assets)	$2,558	$2,926
Short-term contract liabilities (included in Other accrued liabilities)	(4,689)	(4,897)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(13,950)	(14,611)
Net contract liabilities	$(16,081)	$(16,582)
During the six months ended June 30, 2019, the Company recognized $3.7 million of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2018.
Remaining Performance Obligations
For performance obligations that extend beyond one year, the Company had $17.2 million of remaining performance obligations as of June 30, 2019. The Company expects to recognize revenue related to these remaining performance obligations of approximately $2.9 million in the remainder of 2019, $11.9 million in 2020, $0.6 million in 2021, $0.6 million in 2022, $0.5 million in 2023 and $0.7 million in 2024 and beyond.

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
The Weichai Warrant was a freestanding derivative financial instrument that was not indexed solely to the Company’s Common Stock due to the Weichai Warrant’s exercise terms. Therefore, the Weichai Warrant was presented at fair value in the Company’s Consolidated Balance Sheet in Warrant liability for $35.1 million at December 31, 2018. Changes in value and the impact of the exercise of the Weichai Warrant resulted in a net loss of $5.8 million and $1.4 million reported in Loss from change in value and exercise of warrants in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2019, respectively. Changes in value of the Weichai Warrant resulted in a net loss of $6.5 million and $9.0 million for the three and six months ended June 30, 2018, respectively. See Note 8. Fair Value of Financial Instruments for additional details and assumptions used in valuing the Weichai Warrant, as well as adjustments for the six months ended June 30, 2019 and 2018.
Related Party Transactions
The Company purchased $0.1 million and $0.9 million of inventory from Weichai during the three and six months ended June 30, 2019, respectively. Purchases of inventory from Weichai were not material during the three and six months ended June 30, 2018. Company sales to Weichai during the three and six months ended June 30, 2019 and 2018 were insignificant.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of June 30,	As of December 31,
Property, Plant and Equipment	2019	2018
Leasehold improvements	$6,475	$6,405
Machinery and equipment	39,851	38,454
Construction in progress	1,150	1,241
Total property, plant and equipment, at cost	47,476	46,100
Accumulated depreciation	(24,040)	(21,834)
Property, plant and equipment, net	$23,436	$24,266
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
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both June 30, 2019 and December 31, 2018 was $29.8 million. Accumulated impairment losses at both June 30, 2019 and December 31, 2018 were $11.6 million.
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
Components of intangible assets are as follows:

(in thousands)	As of June 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(20,526)	$14,414
Developed technology	700	(571)	129
Trade names and trademarks	1,700	(1,052)	648
Total	$37,340	$(22,149)	$15,191

(in thousands)	As of December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(18,816)	$16,124
Developed technology	700	(537)	163
Trade names and trademarks	1,700	(977)	723
Total	$37,340	$(20,330)	$17,010
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of June 30,	As of December 31,
	2019	2018
Short-term financing:
Wells Fargo revolving credit facility	$53,455	$54,613

Long-term debt:
Unsecured senior notes	$55,000	$55,000
Finance leases and other debt	913	456
Unamortized debt issuance costs *	(147)	(288)
Total long-term debt and finance leases	55,766	55,168
Less: Current maturities of long-term debt and finance leases	183	80
Long-term debt	$55,583	$55,088

*
Unamortized financing costs and deferred fees on the Wells Fargo Bank, N.A. (“Wells Fargo”) Revolving Credit Facility are not presented in the above table as they are classified as Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Certain events of default (including delinquent filing of annual and periodic reports with the SEC and material weaknesses in the control environment) occurred with respect to the Company’s credit agreements. While waivers were obtained, or debt was renegotiated with the respective lenders, absent such waivers the debt would have been in breach of covenants. The Company pledged substantially all of its tangible and intangible assets, including inventory, receivables and fixed assets, as collateral under the Wells Fargo Credit Agreement.

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
Credit Agreement
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to the Credit Agreement with Standard Chartered. The Credit Agreement allows the Company to borrow up to $130.0 million and matures on March 26, 2021 with an optional 60-day extension subject to certain conditions and payment of a 0.25% extension fee. Borrowings under the Credit Agreement bear interest at either the base rate as defined in the Credit Agreement or London Interbank Offered Rate (“LIBOR”) plus 2.00% per annum, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds (i) to repay the outstanding balance of $16.8 million on the Wells Fargo Credit Agreement, (ii) fully redeem and discharge $55.0 million in aggregate principal amount of the Unsecured Senior Notes and pay related interest, and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with the repayment of the outstanding balance. The Company will recognize a loss on the extinguishment of the Wells Fargo Credit Agreement and the Unsecured Senior Notes of $0.1 million related to unamortized debt issuance costs and will defer additional debt issuance costs related to the closing of the Credit Agreement of $2.0 million.
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
Upon adoption on January 1, 2019, the Company recognized right-of-use (“ROU”) assets inclusive of finance leases, net of prepaids, incentives, and impairments, of $24.6 million and lease liabilities of $25.1 million in the Consolidated Balance Sheet. At adoption, there was no impact to the Consolidated Statement of Operations, Consolidated Statement of Cash Flows or Consolidated Statement of Stockholders’ Equity (Deficit).

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
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between March 2020 and August 2039. For the three and six months ended June 30, 2019, the Company recorded lease expense of $1.8 million and $3.6 million within Cost of sales, less than $0.1 million and $0.2 million within Research, development and engineering expenses, $0.1 million within Selling, general and administrative and less than $0.1 million within Interest expense in the Consolidated Statement of Operations, respectively.
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost	$1,406	$2,807
Finance lease cost
Amortization of ROU asset	45	69
Interest expense	14	21
Short-term lease cost	133	276
Variable lease cost	311	766
Total lease cost	$1,909	$3,939
For the three and six months ended June 30, 2018, rent expense related to operating leases under previous accounting guidance was $1.3 million and $2.4 million, respectively.

The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$2,444
Operating cash flows paid for interest portion of finance leases	21
Financing cash flows paid for principal portion of finance leases	61
Right-of-use assets obtained in exchange for lease obligations
Operating leases	280
Finance leases	517
As of June 30, 2019, the weighted-average remaining lease term was 7.0 years for operating leases and 5.0 years for finance leases. The weighted-average discount rate was 7.2% for operating leases and 6.8% for finance leases. The following table presents supplemental balance sheet information related to leases as of June 30, 2019:

(in thousands)	Operating Leases	Finance Leases
ROU assets, net [1]	$22,598	$859

Lease liabilities, current [2]	3,889	183
Lease liabilities, non-current [3]	19,498	702
Total lease liabilities	$23,387	$885
1.     Included in Other noncurrent assets for operating leases and Property, plant and equipment, net for finance leases on the Consolidated Balance Sheet.

2.	Included in Other accrued liabilities for operating leases and Current maturities of long-term debt for finance leases on the Consolidated Balance Sheet.

3.	Included in Other noncurrent liabilities for operating leases and Long-term debt, net of current maturities for finance leases on the Consolidated Balance Sheet.
The following table presents maturity analysis of lease liabilities as of June 30, 2019:

(in thousands)	Operating Leases	Finance Leases
Six months ending December 31, 2019	$2,737	$118
Year ending December 31, 2020	5,210	236
Year ending December 31, 2021	4,827	236
Year ending December 31, 2022	4,668	169
Year ending December 31, 2023	3,247	101
Thereafter	9,202	178
Total undiscounted lease payments	29,891	1,038
Less: imputed interest	6,504	153
Total lease liabilities	$23,387	$885
Minimum lease commitments as of December 31, 2018 and accounted for under previous lease guidance were as follows:

(in thousands)	Operating	Capital
2019	$5,071	$80
2020	5,175	63
2021	4,724	67
2022	4,681	50
2023	3,104	13
2024 and beyond	3,694	—
Total	$26,449	$273

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

(in thousands)	As of June 30, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Wells Fargo Credit Agreement	$53,455	$—	$53,455	$—
Unsecured Senior Notes	54,853	—	—	54,000

(in thousands)	As of December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Wells Fargo Credit Agreement	$54,613	$—	$54,613	$—
Unsecured Senior Notes	54,712	—	—	52,700
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

(in thousands)	As of December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Warrant liability	$35,100	$—	$—	$35,100

Warrants
The following table summarizes changes in the estimated fair value of the Company’s warrant liability:

(in thousands)	For the Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$35,100	$24,700
Change in value of warrants *	1,352	9,000
Settlement of warrants	(36,452)	—
Balance at end of period	$—	$33,700

*	The change in value of the warrant liability for each period is presented as Loss from change in value and exercise of warrants in the Company’s Consolidated Statements of Operations.
Weichai Warrant Liability
The Company estimated the fair value of the Weichai Warrant financial instrument using a publicly traded stock pricing approach with a Black-Scholes option pricing model and a Monte Carlo simulation. Given the unobservable nature of the inputs to the pricing models, the Weichai Warrant was classified as a Level 3 instrument.
The inputs of the Black-Scholes option pricing model were as follows:

Assumptions	As of December 31,
2018
Market value of the Common Stock	$9.25
Exercise price	varies
Risk-free interest rate	2.6%
Estimated price volatility	55.0%
Contractual term	0.5 years
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
Don Wilkins v. the Company
In April 2017, Don Wilkins, former VP of Advanced Product Development for the Company, filed a two-count complaint alleging breach of contract by the Company and violation of the Illinois Wage Payment and Collections Act (“IWPCA”) by the Company and its former CEO, Gary Winemaster (the “Wilkins Complaint”). The Wilkins Complaint claims the Company did not have cause to terminate Mr. Wilkins’ Employment and Confidentiality Agreement (“Agreement”), executed January 6, 2012, and that the Company and Mr. Winemaster violated the IWPCA by failing to pay him accrued but unpaid vacation and earned commissions. The Wilkins Complaint seeks damages including a $2.0 million bonus entitlement in his Agreement, guaranteed annual salary to increase at 1.5 times Consumer Price Index per year from the termination date to the end-date of the Agreement, December 31, 2020, and 20,000 shares of restricted stock granted to him in 2013 with a vesting schedule through 2020. In June 2017, the Company and Mr. Winemaster answered the complaint and asserted numerous defenses. The Company also asserted counterclaims against Wilkins including violation of the Illinois Trade Secrets Act, breach of the Agreement, breach of fiduciary duty, and spoliation. In January 2019, Wilkins voluntarily dismissed with prejudice his claims for unpaid commissions and vacation against the Company and Mr. Winemaster, subject to the parties’ confidential settlement agreement of those claims. Discovery is ongoing and no trial date has been set. In February 2020, the Company filed a motion for protective order or to stay the litigation, which the Court denied on April 7, 2020. On April 22, 2020, the parties reached an agreement in principle to settle all remaining claims for a $1.1 million payment (“Wilkins Settlement Amount”) to Mr. Wilkins. The Company will contribute $0.9 million of the Wilkins Settlement Amount which was reserved during the first quarter of 2019. The parties are working on the final settlement documents. The parties will stipulate to the dismissal of the litigation with prejudice within 7 days after payment of the Wilkins Settlement Amount.
Other Commitments
At June 30, 2019, the Company had five outstanding letters of credit totaling $1.8 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies.
The Company has arrangements with certain suppliers that require it to purchase minimum volumes or be subject to monetary penalties. At June 30, 2019, if the Company were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $4 million. Most of these arrangements enable the Company to secure supplies of critical components. The Company does not currently anticipate any penalties under these contracts; however, given the significant declines in oil prices in early 2020, the Company is evaluating the impact of potential future purchase volume reductions.
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
The effective tax rate for the three and six months ended June 30, 2019 was (8.7)% and 5.9%, respectively, compared to an effective tax rate for the three and six months ended June 30, 2018 of (0.7)% and 0.7%, respectively. The effective tax rates for all periods were lower than the applicable U.S. statutory tax rate primarily due to the Company’s full valuation allowance and the impact of the losses related to the Weichai Warrant. The effective rate in all periods was also impacted by the increase in the deferred tax liability related to indefinite-lived assets which cannot serve as a source of income for the realization of deferred tax assets and states that base tax on gross margin and not pretax income.
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
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of January 1, 2019	19,067	429	18,638
Net shares issued for Stock awards	—	(137)	137
Shares issued to Weichai *	4,050	—	4,050
Balance as of June 30, 2019	23,117	292	22,825

*	See Note 3. Weichai Transactions for additional information.

Weichai Warrant
On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company’s Common Stock, as of such date. See Note 3. Weichai Transactions for additional information.
Note 12.    Loss Per Share
The Company computes basic loss per share by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted loss per share for the three and six months ended June 30, 2019 and 2018.
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
The computations of basic and diluted loss per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(2,998)	$(11,805)	$(5,584)	$(26,009)

Denominator:
Shares used in computing net loss per share:
Weighted-average basic shares outstanding	21,702	18,594	20,171	18,538
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – diluted	21,702	18,594	20,171	18,538

Loss per common share:
Loss per share of common stock – basic	$(0.14)	$(0.63)	$(0.28)	$(1.40)
Loss per share of common stock – diluted	$(0.14)	$(0.63)	$(0.28)	$(1.40)
The aggregate number of shares excluded from the diluted loss per share calculations, because they would have been anti-dilutive, were 1.1 million and 2.7 million shares during the three and six months ended June 30, 2019, respectively and 3.9 million and 4.0 million shares during the three and six months ended June 30, 2018, respectively.
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

Joint Venture Operating Results
The Company’s Consolidated Statements of Operations included income of $0.4 million and $0.5 million from this investment during each of the three and six months ended June 30, 2019, respectively. During each of the three and six months ended June 30, 2018, the income from these investments was $0.1 million and $0.2 million, respectively. The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and six months ended June 30, 2019 and 2018, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this report.
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
For the three months ended June 30, 2019, the Company’s net sales increased $11.6 million, or 9%, from the three months ended June 30, 2018, as a result of increased sales of $6.6 million, $4.8 million, and $0.2 million in the industrial, transportation, and energy end markets, respectively. Gross margin for the three months ended June 30, 2019 was 18.5%, a strong improvement versus 14.2% in the comparable 2018 period. Gross profit improved by $7.5 million for the three months ended June 30, 2019, while operating expenses decreased by $0.7 million, as compared to the comparable period in 2018. Additionally, in the 2019 period, the loss from the change in value and exercise of the Weichai Warrant declined by $0.7 million versus the comparable 2018 period. Collectively, these factors contributed to an $8.8 million improvement in net loss, which was a net loss of $3.0 million in the 2019 period compared to a net loss of $11.8 million in the same period of 2018. Diluted loss per share was $0.14 in the 2019 period compared to a loss per share of $0.63 in the comparable 2018 period. Adjusted net income, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $8.5 million in the 2019 period, an increase of $7.8 million, compared to Adjusted net income of $0.6 million in 2018. Adjusted earnings per share was $0.39 in 2019 compared to $0.03 in 2018. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was $13.0 million in 2019 compared to $5.2 million in 2018.
For the six months ended June 30, 2019, the Company’s net sales increased $33.0 million, or 15%, from the six months ended June 30, 2018, as a result of increased sales of $14.2 million, $11.5 million, and $7.3 million in the transportation, industrial, and energy end markets, respectively. Gross margin for the six months ended June 30, 2019 was 17.0%, a strong improvement versus 12.6% in the comparable 2018 period. Gross profit improved by $15.4 million for the six months ended June 30, 2019, while operating expenses increased by $2.3 million, as compared to the comparable period in 2018. Additionally, in the 2019 period, the loss from the change in value and exercise of the Weichai Warrant declined by $7.6 million versus the comparable 2018 period. Collectively, these factors contributed to a $20.4 million improvement in net loss, which was a net loss of $5.6 million in the 2019 period compared to a net loss of $26.0 million in the same period of 2018. Diluted loss per share was $0.28 in the 2019 period compared to a loss per share of $1.40 in the comparable 2018 period. Adjusted net income, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $8.4 million in the 2019 period, an increase of $13.3 million, compared to an Adjusted net loss of $5.0 million in 2018. Adjusted earnings per share was $0.41 in 2019 compared to an Adjusted loss per share of $0.26 in 2018. Adjusted EBITDA was $16.7 million in 2019 compared to $3.2 million in 2018. Adjusted net income (loss), Adjusted earnings (loss) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable U.S. GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.

Net sales by geographic area and by end market for the three and six months ended June 30, 2019 and 2018 are presented below:

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
Geographic Area		% of Total		% of Total		% of Total		% of Total
North America	$119,943	86%	$111,444	88%	$217,622	86%	$191,391	86%
Pacific Rim	10,804	8%	11,516	9%	23,429	9%	21,855	10%
Europe	5,006	4%	3,621	3%	8,383	3%	6,936	3%
Other	2,931	2%	492	—%	5,037	2%	1,304	1%
Total	$138,684	100%	$127,073	100%	$254,471	100%	$221,486	100%

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
End Market		% of Total		% of Total		% of Total		% of Total
Industrial	$54,660	39%	$48,051	38%	$105,247	41%	$93,770	42%
Energy	52,245	38%	52,014	41%	97,893	39%	90,581	41%
Transportation	31,779	23%	27,008	21%	51,331	20%	37,135	17%
Total	$138,684	100%	$127,073	100%	$254,471	100%	$221,486	100%
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
The global economy has experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, as of the date of this Quarterly Report, due to unprecedented decreases in demand and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices declined precipitously. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used in the oil and gas industry. While the Company has yet to experience supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges.

Results of Operations
Results of operations for the three and six months ended June 30, 2019 and 2018:

(in thousands, except per share amounts)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Net sales	$138,684	$127,073	$11,611	9%	$254,471	$221,486	$32,985	15%
Cost of sales	113,070	109,006	4,064	4%	211,153	193,546	17,607	9%
Gross profit	25,614	18,067	7,547	42%	43,318	27,940	15,378	55%
Gross margin %	18.5%	14.2%	4.3%		17.0%	12.6%	4.4%
Operating expenses:
Research, development and engineering expenses	6,030	6,962	(932)	(13)%	12,329	12,983	(654)	(5)%
Research, development and engineering expenses as a % of sales	4.3%	5.5%	(1.2)%		4.8%	5.9%	(1.1)%
Selling, general and administrative expenses	13,955	13,276	679	5%	30,015	26,530	3,485	13%
Selling, general and administrative expenses as a % of sales	10.1%	10.4%	(0.3)%		11.8%	12.0%	(0.2)%
Amortization of intangible assets	909	1,321	(412)	(31)%	1,819	2,366	(547)	(23)%
Total operating expenses	20,894	21,559	(665)	(3)%	44,163	41,879	2,284	5%
Operating income (loss)	4,720	(3,492)	8,212	NM	(845)	(13,939)	13,094	(94)%
Other expense:
Interest expense	2,122	1,828	294	16%	4,235	3,451	784	23%
Loss from change in value and exercise of warrants	5,752	6,500	(748)	(12)%	1,352	9,000	(7,648)	(85)%
Other income, net	(395)	(95)	(300)	NM	(501)	(189)	(312)	165%
Total other expense	7,479	8,233	(754)	(9)%	5,086	12,262	(7,176)	(59)%
Loss before income taxes	(2,759)	(11,725)	8,966	(76)%	(5,931)	(26,201)	20,270	(77)%
Income tax expense (benefit)	239	80	159	199%	(347)	(192)	(155)	81%
Net loss	$(2,998)	$(11,805)	$8,807	(75)%	$(5,584)	$(26,009)	$20,425	(79)%

Loss per common share:
Basic	$(0.14)	$(0.63)	$0.49	(78)%	$(0.28)	$(1.40)	$1.12	(80)%
Diluted	$(0.14)	$(0.63)	$0.49	(78)%	$(0.28)	$(1.40)	$1.12	(80)%

Non-GAAP Financial Measures:
Adjusted net income (loss) *	$8,456	$635	$7,821	NM	$8,355	$(4,979)	$13,334	NM
Adjusted earnings (loss) per share *	$0.39	$0.03	$0.36	NM	$0.41	$(0.26)	$0.67	NM
EBITDA *	$1,534	$(7,248)	$8,782	(121)%	$2,728	$(17,860)	$20,588	(115)%
Adjusted EBITDA *	$12,988	$5,192	$7,796	150%	$16,667	$3,170	$13,497	NM

NM	Not meaningful

*	See reconciliation of non-GAAP financial measures to GAAP results below
Net Sales
Net sales increased $11.6 million, or 9%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as a result of increased sales of $6.6 million, $4.8 million, and $0.2 million in the industrial, transportation and energy end markets, respectively. The sales increase within the industrial end market was primarily attributable to higher demand for products used in the material handling/forklift market. The increased sales within the transportation end market were primarily attributable to stronger demand for products used in the school bus and medium-duty truck markets. Higher energy and market sales were primarily attributable to increased demand for power generation products, including those used within the oil and gas industry, largely offset by lower demand for demand response products.
Net sales increased $33.0 million, or 15%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as a result of increased sales of $14.2 million, $11.5 million, and $7.3 million in the transportation, industrial, and energy end markets, respectively. The increased sales within the transportation end market were primarily attributable to stronger demand for products used in the school bus and medium-duty truck markets. The sales increase within the industrial end market was primarily attributable to higher demand for products used in the material handling/forklift market. Higher energy end market sales were primarily driven by increased demand for power generation products, including those used within the oil and gas industry, partly offset by lower demand for demand response products.
Gross Profit
Gross margin was 18.5% and 14.2% during the three months ended June 30, 2019 and 2018, respectively. Gross profit increased during the three months ended June 30, 2019 by $7.5 million, or 42%, compared to the three months ended June 30, 2018, primarily due to the increased sales noted above, improved mix, strategic price increases and operational productivity improvements, partly offset by higher warranty costs. For the three months ended June 30, 2019, warranty costs were $3.0 million (net of supplier recoveries of $0.2 million), an increase of $0.5 million as compared to warranty costs of $2.5 million (net of supplier recoveries of $0.2 million) for the three months ended June 30, 2018. The warranty costs for the three months ended June 30, 2019 included $1.3 million of charges related to specific engine supplier quality issues, for which the Company is actively seeking cost reimbursement.
Gross margin was 17.0% and 12.6% during the six months ended June 30, 2019 and 2018, respectively. Gross profit increased during the six months ended June 30, 2019 by $15.4 million, or 55%, compared to the six months ended June 30, 2018, primarily due to increased sales, improved mix, lower warranty costs, strategic price increases, and operational productivity improvements. For the six months ended June 30, 2019, warranty costs were $4.4 million (net of supplier and insurance recoveries of $2.9 million), including $2.7 million of charges for adjustments to preexisting warranties, a decline of $4.0 million as compared to warranty costs of $8.4 million for the six months ended June 30, 2018 (net of supplier recoveries of $0.2 million), including $3.8 million of charges for adjustments to preexisting warranties. Warranty costs for the six months ended June 30, 2019 included $2.9 million of charges related to specific engine supplier quality issues, for which the Company is actively seeking cost reimbursement.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended June 30, 2019 were $6.0 million, a decrease of $0.9 million, or 13%, from the three months ended June 30, 2018, primarily due to the timing of spending related to projects.
Research, development and engineering expenses during the six months ended June 30, 2019 were $12.3 million, a decrease of $0.7 million, or 5%, from the six months ended June 30, 2018, primarily due to the timing of spending related to projects.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased during the three months ended June 30, 2019 by $0.7 million, or 5%, compared to the three months ended June 30, 2018, largely attributable to a $0.7 million increase in severance costs, higher wages, benefits and incentive compensation expense and a $0.1 million increase in stock-based compensation expense, partly mitigated by a $0.6 million decline in key employee retention program costs and a $0.4 million decrease in incremental financial reporting and government investigation expenses.
Selling, general and administrative expenses increased during the six months ended June 30, 2019 by $3.5 million, or 13%, compared to the six months ended June 30, 2018, largely attributable to higher wages, benefits and incentive compensation expense, a $1.6 million increase in severance costs, and a $0.1 million increase in stock-based compensation. These expenses were partly mitigated by a $0.1 million decline in incremental financial reporting and government investigation expenses and a $1.0 million decline in key employee retention program costs.
Interest Expense
Interest expense increased $0.3 million to $2.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, in part due to higher outstanding debt levels and a higher interest rate related to the Unsecured Senior Notes during the three months ended June 30, 2019.
Interest expense increased $0.8 million to $4.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, in part due to higher outstanding debt levels and a higher interest rate related to the Unsecured Senior Notes during the six month period ended June 30, 2019.

Loss from Change in Value and Exercise of Warrants
The Company recognized a loss of $5.8 million and $6.5 million for the three months ended June 30, 2019 and 2018, respectively, from the change in the value of the Weichai Warrant inclusive of the impact of the warrant being exercised in April 2019.
The Company recognized a loss of $1.4 million and $9.0 million for the six months ended June 30, 2019 and 2018, respectively, from the change in the value of the Weichai Warrant inclusive of the impact of the warrant being exercised in April 2019.
See Note 3. Weichai Transactions and Note 8. Fair Value of Financial Instruments, included in Part 1, Item 1. Financial Statements, for additional information.
Other Income, Net
Other income increased by $0.3 million during each of the three month periods ended June 30, 2019 compared to the three months ended June 30, 2018 principally as a result of higher income earned from the Company’s joint venture with Doosan.
Other income increased by $0.3 million during each of the six month periods ended June 30, 2019 compared to the six months ended June 30, 2018 principally as a result of higher income earned from the Company’s joint venture with Doosan.
See Note 13. Related Party Transactions, included in Part 1, Item 1. Financial Statements, for additional information.
Income Tax Expense
The Company recorded income tax expense of $0.2 million for the three months ended June 30, 2019, as compared to income tax expense of $0.1 million for the three months ended June 30, 2018. The Company’s pretax loss was $2.8 million for the three months ended June 30, 2019, compared to a pretax loss of $11.7 million for the three months ended June 30, 2018. There was no significant change in the Company’s tax provision as the Company continues to record a full valuation allowance against deferred tax assets.
The Company recorded an income tax benefit of $0.3 million for the six months ended June 30, 2019, as compared to an income tax benefit of $0.2 million for the six months ended June 30, 2018. The Company’s pretax loss was $5.9 million for the six months ended June 30, 2019, compared to a pretax loss of $26.2 million for the six months ended June 30, 2018. There was no significant change in the Company’s tax provision as the Company continues to record a full valuation allowance against deferred tax assets.
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

Non-GAAP Financial Measure	Comparable GAAP Financial Measure
Adjusted net income (loss)	Net loss
Adjusted earnings (loss) per share	Loss per common share – diluted
EBITDA	Net loss
Adjusted EBITDA	Net loss
The Company believes that Adjusted net income (loss), Adjusted earnings (loss) per share , EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net income (loss) is defined as net income as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance. Adjusted earnings (loss) per share is a measure of the Company’s diluted net loss per share adjusted for the impact of special items. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted

EBITDA further excludes the effects of other non-cash and certain other items that do not reflect the ordinary earnings of the Company’s operations.
Adjusted net income (loss), Adjusted earnings (loss) per share, EBITDA, and Adjusted EBITDA are used by management for various purposes, including as a measure of performance of the Company’s operations and as a basis for strategic planning and forecasting. Adjusted net income (loss), Adjusted earnings (loss) per share, and Adjusted EBITDA may be useful to an investor because these measures are widely used to evaluate companies’ operating performance without regard to items excluded from the calculation of such measures, which can vary substantially from company to company depending on the accounting methods, the book value of assets, the capital structure and the method by which the assets were acquired, among other factors. They are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with U.S. GAAP.
The following table presents a reconciliation from Net loss to Adjusted net income (loss) for the three and six months ended June 30, 2019 and 2018:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,998)	$(11,805)	$(5,584)	$(26,009)
Change in value of warrants [1]	5,752	6,500	1,352	9,000
Stock-based compensation [2]	393	269	668	568
Key employee retention program [3]	6	634	482	1,479
Strategic alternatives and strategic review expenses [4]	—	9	—	24
Severance [5]	690	—	1,598	—
Incremental financial reporting and government investigation expenses [6]	4,613	5,028	9,839	9,959
Adjusted net income (loss)	$8,456	$635	$8,355	$(4,979)
The following table presents a reconciliation from Loss per common share – diluted to Adjusted earnings (loss) per share for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Loss per common share – diluted	$(0.14)	$(0.63)	$(0.28)	$(1.40)
Changes in value of warrants [1]	0.27	0.35	0.07	0.49
Stock-based compensation [2]	0.02	0.01	0.03	0.03
Key employee retention program [3]	—	0.03	0.02	0.08
Strategic alternatives and strategic review expenses [4]	—	—	—	—
Severance [5]	0.03	—	0.08	—
Incremental financial reporting and government investigation expenses [6]	0.21	0.27	0.49	0.54
Adjusted earnings (loss) per share – diluted	$0.39	$0.03	$0.41	$(0.26)

Diluted Shares (in thousands)	21,702	18,594	20,171	18,538

The following table presents a reconciliation from Net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,998)	$(11,805)	$(5,584)	$(26,009)
Interest expense	2,122	1,828	4,235	3,451
Income tax expense	239	80	(347)	(192)
Depreciation	1,262	1,328	2,605	2,524
Amortization of intangible assets	909	1,321	1,819	2,366
EBITDA	1,534	(7,248)	2,728	(17,860)
Change in value of warrants [1]	5,752	6,500	1,352	9,000
Stock-based compensation [2]	393	269	668	568
Key employee retention program [3]	6	634	482	1,479
Strategic alternatives and strategic review expenses [4]	—	9	—	24
Severance [5]	690	—	1,598	—
Incremental financial reporting and government investigation expenses [6]	4,613	5,028	9,839	9,959
Adjusted EBITDA	$12,988	$5,192	$16,667	$3,170

1.	Amounts consist of changes in the value, including the impact of the exercise in April 2019, of the Weichai Warrant.

2.
Amounts reflect non-cash stock-based compensation expense (amounts exclude nil and $0.3 million for the three and six months ended June 30, 2019 and $0.3 million and $0.8 million for the three and six months ended June 30, 2018, respectively, associated with employee retention programs (see note 3 below)).

3.
Amounts represent incremental compensation costs (including $0.3 million for the three and six months ended June 30, 2019 and $0.3 million and $0.8 million for the three and six months ended June 30, 2018, respectively, of stock-based compensation) incurred to provide retention benefits to certain employees.

4.	Represents professional services expenses incurred in connection with the evaluation of strategic alternatives and financing options.

5.	Amounts represent severance and other post-employment costs for certain former employees of the Company.

6.
Amounts represent professional services fees related to the Company’s efforts to restate prior period financial statements, prepare, audit and file delinquent financial statements, and remediate internal control material weaknesses as well as fees and reserves related to the SEC and USAO investigations. The amounts exclude $0.1 million and $1.0 million for the three and six months ended June 30, 2019, respectively, and $0.3 million and $1.1 million for the three and six months ended June 30, 2018, respectively, of professional services fees related to the audit of the Company’s financial statements and ongoing internal control remediation.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Six Months Ended June 30,
	2019	2018	Change	% Change
Net cash provided by (used in) operating activities	$1,971	$(8,192)	$10,163	NM
Net cash used in investing activities	(1,536)	(8,183)	6,647	NM
Net cash (used in) provided by financing activities	(439)	16,377	(16,816)	NM
Net (decrease) increase in cash and restricted cash	$(4)	$2	$(6)	NM
Capital expenditures	$(1,536)	$(1,588)	$52	NM
Cash Flows for the Six Months Ended June 30, 2019
Cash Flow from Operating Activities
Net cash provided by operating activities was $2.0 million for the six months ended June 30, 2019 compared to net cash used in operations of $8.2 million in the six months ended June 30, 2018, resulting in an increase of $10.2 million in cash provided by operating activities year over year. This was primarily due to an improvement in the net loss of $20.4 million partially offset by a decline in non-cash adjustments of $9.5 million, primarily due to changes in the value of the Weichai Warrant. Working capital generated cash inflows of $1.0 million and $1.7 million during the six months ended June 30, 2019 and 2018, respectively.

Cash Flow from Investing Activities
Net cash used in investing activities was $1.5 million in the six months ended June 30, 2019 compared to net cash used in investing activities of $8.2 million in the six months ended June 30, 2018 resulting in a decrease of $6.6 million of net cash used in investing activities year-over-year. Cash flows from investing activities in the six months ended June 30, 2019 primarily consisted of capital expenditures on materials and equipment. During the six months ended June 30, 2018, the Company purchased intellectual property (“IP”) from AGA Systems, LLC (“AGA”) and emissions testing equipment from Ricardo, Inc. The Company paid $6.6 million in cash related to these asset acquisitions during the six months ended June 30, 2018. Similar transactions did not occur during the six months ended June 30, 2019, resulting in the decline in net cash used in investing activities.
Cash Flow from Financing Activities
The Company used $0.4 million in cash for financing activities in the six months ended June 30, 2019 compared to $16.4 million in cash generated by financing activities in the six months ended June 30, 2018. The cash used in financing activities for the six months ended June 30, 2019 was primarily attributable to net cash payments on the Wells Fargo Credit Agreement compared to net cash advances during the six months ended June 30, 2018.
Liquidity and Capital Resources
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement dated March 27, 2020, between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Credit Agreement”). The Credit Agreement, which allows the Company to borrow up to $130.0 million, matures on March 26, 2021 with an optional 60-day extension subject to certain conditions and payment of a 0.25% extension fee. The Credit Agreement bears interest at either the alternate base rate or LIBOR plus 2.00%, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds (i) to repay the outstanding balance of $16.8 million under the credit agreement between the Company and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent (the “Wells Fargo Credit Agreement”), (ii) to fully redeem and discharge $55.0 million in aggregate principal amount of the unsecured 5.50% senior notes due June 2020 (the “Unsecured Senior Notes”) and pay related interest and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with the repayment of the outstanding balance. On April 29, 2020, the Company borrowed an additional $35.0 million under the Credit Agreement, which is the remaining portion of availability, providing the Company with greater financial flexibility. As of April 29, 2020, the Company had borrowings outstanding of $130.0 million under the Credit Agreement and a cash balance in excess of $45 million. These amounts reflect a net positive cash impact from customer prepayments of $11.8 million.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Credit Agreement. Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the Credit Agreement by the March 26, 2021 maturity date. Management currently plans to seek additional liquidity from its current or other lenders before the March 26, 2021. There can be no assurance that the Company will be able to successfully complete a refinancing on acceptable terms or repay this outstanding indebtedness when required or if at all.
Additionally, in early 2020, the global economy has experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, in early March 2020, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices have declined precipitously. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges. Moreover, the full impact of the COVID-19 pandemic on the Company’s operations and liquidity continues to evolve.
Due to uncertainties surrounding the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Credit Agreement, substantial doubt exists as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
As of June 30, 2019, the Company’s total debt obligations under the Wells Fargo Credit Agreement and the Unsecured Senior Notes were $108.3 million in the aggregate, with available borrowing capacity of $8.1 million under the Wells Fargo Credit

Agreement. In relation to last-time buys of GM 6.0L engines, the Company had a net positive impact from customer prepayments of approximately $5.0 million as of June 30, 2019.
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
Off-Balance Sheet Arrangements
At June 30, 2019, the Company had five outstanding letters of credit totaling $1.8 million. See Item 1. Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the 2018 Annual Report. During the six months ended June 30, 2019, there were no significant changes in the application of critical accounting policies.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019, because of the previously identified material weaknesses in internal control over financial reporting, as described below.
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

Changes in Internal Control over Financial Reporting
As of June 30, 2019, the Company has completed remediation of the following previously reported material weakness:
Internal Control Function:
The Company has developed and implemented a more comprehensive internal control program. The controls listed below, except the Internal Control Steering Committee, have been remediated as of June 30, 2019:

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

Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
31.1		Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
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