Form 10-K
period 2019-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2020-05-04
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of 5,028,139 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2019 was $49.0 million based on the last reported sale price on the over-the-counter (“OTC”) market on June 30, 2019 (although the total market capitalization of the registrant as of such date was approximately $222.4 million). Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 22, 2020, there were 22,857,602 outstanding shares of the Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s amendment to this Form 10-K (the “Amendment”) to be filed with the United States Securities and Exchange Commission (the “SEC”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Amendment was to be filed with the SEC no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019. On April 29, 2020, relying on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934, Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 4, 2020 and amended March 25, 2020 (Release Nos. 34-88318 and 34-88465) (collectively, the “Order”), the registrant filed a Form 8-K extending the Amendment’s filing deadline by 45 days to June 15, 2020.

EXPLANATORY NOTE
As previously disclosed on Power Solutions International, Inc.’s (the “Company”) Form 8-K filed with the SEC on March 30, 2020, the filing of this Annual Report on Form 10-K for the period ended December 31, 2019 (the “2019 Annual Report”) was delayed due to circumstances related to the novel coronavirus (“COVID-19”) and its impact on the Company’s operations. The disruptions in transportation, staffing, and technology systems to both the Company and the Company’s professional advisors resulted in limited support from the Company’s staff and professional advisors due to the COVID-19 outbreak. In particular, COVID-19 has caused disruptions in the Company’s day-to-day activities and impaired the Company’s ability to perform necessary work on the 2019 Annual Report and to file the 2019 Annual Report by its March 30, 2020 due date. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 4, 2020 and amended March 25, 2020 (Release Nos. 34-88318 and 34-88465), to delay the filing of this 2019 Annual Report.
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
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation: the factors discussed in this report set forth in Item 1A. Risk Factors; management’s ability to successfully implement the Audit Committee’s remedial recommendations; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the financial reporting and internal control matters; the ability of the Company to accurately budget for and forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of the U.S. tariffs on imports from China on the Company’s supply chain to source products; the impact of the investigations being conducted by the SEC, and the criminal division of the United States Attorney’s Office for the Northern District of Illinois (the “USAO”) and any related or additional governmental investigative or enforcement proceedings; any delays and challenges in recruiting key employees consistent with the Company’s plans; the impact the recent outbreak of a new strain of coronavirus (“COVID-19 outbreak”) could have on the Company’s business and financial results; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
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

PART I
Unless the context indicates otherwise, references in this 2019 Annual Report to “Power Solutions,” “PSI,” “the Company,” “Corporate,” “it,” “its” and “itself” mean Power Solutions International, Inc. and its wholly-owned subsidiaries. References herein to “2019,” “fiscal 2019” or “fiscal year 2019” refer to the fiscal year ended December 31, 2019. References herein to “2018,” “fiscal 2018” or “fiscal year 2018” refer to the fiscal year ended December 31, 2018.
Item 1.    Business.
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
The Company’s business is diversified across end markets and applications and also includes extensive aftermarket and service parts programs. These programs consist of (i) internal aftermarket service parts programs with worldwide sales and distribution capabilities and (ii) internal OEM-developed service parts programs for components and products supplied by the Company.

The Company’s end markets, product categories and equipment are as highlighted in the following table:

End Market	Product Categories	Equipment/Products
Energy	Electric Power Generation	Mobile and Stationary / Standby and Prime Power Demand Response Microgrid Combined Heat and Power (“CHP”)
	Large Custom Generator Set (“Genset”) Enclosures	Electric Power Generators Grid Connectivity Solar and Wind
Industrial	Material Handling Agricultural/Arbor Care Irrigation/Pumps Construction Compressors Other Industrial
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
Products
The Company’s sourced and internally designed and manufactured engine blocks are engineered and integrated with associated components in a range of configurations that includes basic engine blocks integrated with appropriate fuel system parts as well as completely packaged power systems that include combinations of front accessory drives, cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes, packaging, telematics and other assembled componentry. The Company also designs and manufactures large, custom-engineered integrated electrical power generation systems for both standby and prime power applications. The Company’s comprehensive power systems are tested and validated to meet quality, safety, durability and global environmental standards and regulations.
The Company’s engines and power systems include both emission-certified compression and spark-ignited internal combustion engines ranging from 0.99 liters (“L”) to 53L of displacement, which run on a wide variety of fuels, including natural gas, propane, gasoline, diesel and biofuels within the energy, industrial and transportation end markets.
Uncertain Impact of COVID-19 and Oil and Gas Market Price Volatility
In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of the COVID-19 outbreak and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a global pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad.
In addition, the global economy has experienced substantial turmoil including impacts from the world financial markets, which have experienced a period of significant volatility and overall declines. As of the date of this 2019 Annual Report, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices have declined precipitously. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices, and declining rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges.

These factors, in turn, may not only impact the Company’s operations, financial condition and demand for the Company’s goods and services, but its overall ability to react timely to mitigate the impact of these events. The timing and execution of the strategic initiatives and growth strategies discussed below may be adversely impacted by the COVID-19 pandemic including the related significant price volatility in the oil and gas markets.
Strategic Initiatives/Growth Strategies
The Company has initiated a comprehensive set of business objectives aimed at improving profitability, streamlining processes, strengthening the business and focusing on achieving growth in higher-return product lines. Key elements of these objectives and other initiatives are highlighted below.
Improve profitability
The Company has implemented a plan focused on enhancing profitability through the review of its customer and product portfolio. To date, this has resulted in strategic price increases in certain areas of the business, along with product redesign and the re-sourcing of certain components, to support improved margins. This program is a multi-year effort and will entail a strategic assessment of certain areas in which profitability does not meet established thresholds. The Company is also seeking opportunities to improve its profitability through the initiation of programs to improve manufacturing efficiency and working capital efficiency. It has also been investing heavily in the expansion of its heavy-duty engine product line, which has historically provided better margins. Further, the Company is in the early phases of production of certain products and anticipates potential benefits as it gains improved economies of scale through greater volumes. Lastly, since mid-2016, the Company incurred substantial costs related to its restatement of prior financial statements and efforts toward remediation of its material weaknesses. The Company saw a meaningful reduction in certain of these costs with the completion of the restatement of its prior financial statements in May 2019 and expects to see further reductions now that all delinquent periodic reports are filed and as it continues to remediate its material weaknesses.
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
Increased emphasis on energy product offerings through new product development and investments
The Company has been a major participant in the energy market for many years as a supplier to several of the world’s leading power generation companies and through its large custom Generator Set (“Genset”) enclosure business. Building on its broad product offering, in March 2018, October 2018, and October 2019, the Company received EPA certification for its 32L, 40L, and 53L heavy-duty engines, respectively. These heavy-duty engines provide a natural-gas-fueled power range from 500 kilowatt-electric (“kWe”) to 1.25 megawatt (“MW”), which is well above the Company’s prior capabilities, allowing it to serve a greater portion of the demand response, microgrid, combined heat and power, and oil and gas markets. Additionally, in September 2019, the Company received EPA emergency standby certification for its 20L, 40L and 53L diesel engines, which provide a power range of 550 kWe to 1.65 MW. These diesel engines are largely designed for energy market applications including emergency power, wastewater treatment, and oil and gas exploration and production. Also, the engines can handle mission critical customer operations in the health care, data center, hospitality and transportation industries. In addition to dedicating significant R&D resources within the energy market, the Company has also strategically invested in expanding its management, sales and operations staff to support these efforts. The Company’s heavy-duty engines have historically provided better margins.

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
New product expansion by leveraging deep industry experience
Throughout the Company’s history, it has evolved from a provider of diesel power systems to become a major supplier of power systems fueled by alternatives to diesel, including gasoline, propane, and natural gas, among others. By leveraging the deep industry experience of its engineering and new-product development teams, the Company is continuing to take steps to broaden the range of its power system product offerings, including engine classes, power ratings and the OEM and direct user market categories into which it supplies products. The Company plans to capitalize on its technologically sophisticated, in-house design, prototyping, testing and application engineering capabilities to further refine its superior power system technology.
Leverage the Company’s relationship with Weichai
In March 2017, the Company executed a share purchase agreement (the “SPA”) with Weichai America Corp., a wholly owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”). Under the terms of the SPA, Weichai invested $60.0 million in the Company (the “Weichai Transactions”) by purchasing a combination of newly issued Common Stock and preferred stock, par value $0.001 (the “Preferred Stock”), as well as a stock purchase warrant, which significantly strengthened the Company’s financial condition and contributed to the subsequent extinguishment of a $60.0 million term loan. The Company and Weichai also entered into a strategic collaboration agreement (the “Collaboration Agreement”) under which they have been working together to accelerate market opportunities for each company’s respective product lines across various geographic and end-user markets.
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
Among other things, the Collaboration Agreement establishes a joint steering committee, permits Weichai to second a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and establishes several collaborations, including with respect to stationary natural gas applications and Weichai diesel engines. The Collaboration Agreement also provides for the steering committee to create different subcommittees with various operating roles, and it otherwise governs the treatment of intellectual property of the parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement had a term of three years that was set to expire in March 2020. On March 26, 2020, the Collaboration Agreement was extended for an additional term of three years.
The Weichai stock purchase warrant, as last amended (the “Weichai Warrant”), was exercisable commencing on April 1, 2019 for such number of shares of the Company’s Common Stock as was sufficient to provide Weichai with majority ownership of the Company’s Common Stock. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock. See Note 1. Summary of Significant Accounting Policies and Other Information–Stock Ownership and Control in Part II. Item 8. Financial Statements and Supplemental Information, for additional information. Weichai is currently the Company’s largest stockholder, holding 51.4% of the Company’s outstanding Common Stock as of April 22, 2020.
Expand global business
Through the expansion of its product lineup and the entry into new markets, the Company has a history of growing its product offerings internationally beyond North America. The Company sees long-term opportunity in continuing to grow its business worldwide with further R&D investment including new-product development and offerings.

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
Customers
The Company’s customers primarily include global OEMs and direct end-users across a wide range of applications that demand high product quality, best-in-class engineering support and on-time delivery. Within several applications for which the Company provides solutions, it maintains supplier relationships with two or more customers, which are often among the largest in that category.
The Company’s largest customers, based upon its consolidated net sales in 2019, included the following subsidiaries/affiliates of Daimler AG: Freightliner Custom Chassis Corporation, Thomas Built Buses and FUSO Company (collectively, “Freightliner”) and Hyster-Yale Materials Handling Group. Freightliner and Hyster-Yale Materials Handling Group represented 17% and 13% of 2019 consolidated net sales, respectively. The largest customers change from time to time as a result of various factors, including prevailing market conditions, customers’ strategies and inventory of the Company’s power systems.
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
Manufacturing
The Company manufactures and assembles its products at facilities in suburban Chicago, Illinois, and Darien, Wisconsin, and customizes its power systems to meet specific requirements of OEM applications and the needs of its OEM customers. The Company has invested in precision computer numerical control (“CNC”) machining equipment to finish its internally designed engine blocks and cylinder heads, which are cast by various suppliers. The manufacturing lines in the Company’s production facilities are technologically sophisticated, lean, agile and flexible, and the Company allocates production capacity on its mixed model manufacturing lines to accommodate the demand levels and product mix required by its OEM customers.
The Company focuses on safety, people, quality, on-time delivery, cost and environment in its manufacturing operations. The Company is certified to the most recent International Organization for Standardization (“ISO”) standard, ISO 9001: 2015. The ISO 9000 family of quality management standards, which must be met in order to become ISO certified, is designed to help organizations monitor and improve the quality and delivery of their products and/or services to their customers. The Company also uses tools such as Six Sigma, Lean Manufacturing, 80/20, Value Stream Mapping and other manufacturing engineering strategies to help manage its business, build quality, and drive performance and a continuous improvement culture within the manufacturing operations’ teams. The Company also uses a customer relationship management database to help collect customer feedback and to track overall quality performance at its OEM customers. Structured staff training is a constant priority and includes closed-loop quality monitoring and feedback systems.
Research, Development and Engineering
The Company’s research, development and engineering programs are focused on new product development, enhancements to current products, quality improvements and material cost reductions across its product lines. Its efforts are market driven, with the sales team identifying and defining market requirements and trends and its engineering and new-product development groups reviewing existing power system portfolios and developing new solutions that build upon the technology within that portfolio. To further enhance the Company’s research, development and engineering programs, the Company finalized the purchase of emissions testing assets and the sublease of an emissions testing facility from Ricardo, Inc., a subsidiary of the strategic engineering and environmental consultancy, Ricardo Plc., for $5.6 million in cash in April 2018. See Note 4. Property, Plant and Equipment in Part II. Item 8. Financial Statements and Supplemental Information for further discussion.
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
Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, information technology and administrative expenses and are expensed, net of contract reimbursements, when incurred. From time to time, the Company enters into agreements with its customers to fund a portion of the research, development and engineering costs of a particular project. These reimbursements are accounted for as a reduction of the related research, development and engineering expenditure. The Company’s net research, development and engineering expenditures for 2019 and 2018 were $24.9 million and $28.6 million, respectively.
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
The Company is party to a supply agreement with Doosan, under which it purchases and distributes, on an exclusive basis, specified Doosan engines within a territory consisting of the United States, Canada and Mexico. On October 1, 2019, the supply agreement with Doosan was amended and extended to December 31, 2023, after which the agreement will automatically be extended for additional one-year terms unless a notice of termination is provided by either party six months prior to the scheduled expiration. The addendum also includes minimum product purchase commitments for the period 2019 through 2023, subject to reductions based on market declines in oil prices and defined prescribed payments to Doosan triggered by shortfalls in purchases made by the Company during each annual calendar period. Given the significant market declines in oil prices in early 2020, the Company is currently evaluating the impact of potential future purchasing volume reductions. As of December 31, 2019, no liability has been established for any possible purchasing shortfall payments to Doosan.

The Company was also party to a supply agreement with GM through December 31, 2019 for the exclusive purchase and distribution of the 6.0L engine to OEMs for usage in the on-road market, which includes the Company’s sale of this engine to its customer, Freightliner. With the GM announcement that it will discontinue its production of the 6.0L engine, the Company has been conducting last-time buys of this engine to ensure adequate supply to Freightliner and other customers. The Company does not have a supply agreement with GM for its successor product to the 6.0L engine. However, it is actively exploring opportunities to identify engine alternatives for this product.
The Company is also party to a supply agreement with SAME through December 31, 2020 for the exclusive purchase and distribution of engines around the world, with the exception of China (including Hong Kong, Macao and Taiwan), within the forklift and marine markets. The agreement, which automatically extends for an additional one-year term on an annual basis, unless either party provides notice of termination at least 180 days before the expiration date, includes minimum purchase commitments.
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
Employees
As of December 31, 2019, the Company’s workforce consisted of approximately 900 full-time employees. None of the members of the Company’s workforce are represented by a union or covered by a collective bargaining agreement.
Impact of Government Regulation
The Company’s power systems are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing exhaust emissions, evaporative emissions, greenhouse gas (“GHG”) emissions and noise. The Company’s power systems are subject to compliance with regulatory standards imposed by the EPA, state regulatory agencies in the United States, including the CARB, and other regulatory agencies around the world, such as the MEE. Since its engines are sold into both off-road and on-road markets, the Company must ensure certification to the specific regulations within the applicable statutory segment. For products sold into the U.S. market, both EPA and CARB have imposed specific regulations on engines used in both off-road equipment and on-road vehicles. These regulations generally serve to restrict exhaust emissions, with a primary focus on oxides of nitrogen, hydrocarbons and carbon monoxide. Exhaust emission regulations for engines used in off-highway industrial and power generation equipment vary based upon the use of the equipment into which the engine is incorporated (such as stationary power generation or mobile off-highway industrial equipment) and the type of fuel used to drive the power system. Similarly, on-road regulations from the EPA and CARB focus on the same exhaust constituents as well as sophisticated requirements to meet on-board diagnostic (“OBD”) system regulations. Emissions of GHGs such as carbon dioxide, methane and nitrogen dioxide are also regulated, with more stringent regulatory requirements starting in 2021. The Company continues to make significant investments into the necessary intellectual property that supports full compliance of the Company’s engines now and into the foreseeable future.
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
The Company’s entry into the transportation end market began in 2013 with the development of its 8.8L power systems targeted for 2015 regulatory standards. In 2014, the EPA and CARB certified the Company’s new engine as a Model Year 2015 product for liquid propane gas (“LPG”) and compressed natural gas (“CNG”) fuels, and in 2015 the Company launched its first propane-fueled engine for on-road applications. To assist the adoption of alternative-fueled vehicles in the marketplace, the EPA and CARB granted alternative-fueled engines an exemption from OBD regulations until 2018 (CARB)/2019 (EPA). The Company has leveraged this exemption on its 8.8L certifications to date. Gasoline engines are not exempt from OBD regulations, therefore, in 2017, the Company achieved full OBD certification for its 2018 and beyond gasoline 6.0L and 8.8L products. The knowledge gained from this gasoline OBD development was applied to the Company’s alternative-fueled engines for 2019 after all OBD exemptions ended as of December 31, 2018. In 2016, the EPA launched new Phase 1 GHG emission regulations. New EPA Phase 2 GHG emission regulations begin in 2021.
Historically, the Company’s 6.0L and 8.8L gasoline engines qualified for the small manufacturer exemption for Phase 1 GHG under Title 40 of the Code of Federal Regulation Section 1036.150(d). Starting in 2020, as a result of the Weichai ownership change in April 2019, those products no longer qualify for the exemption and must meet Phase 1 GHG standards. The Company has developed and is implementing plans to address the impact of the transition of its emission regulation requirements in 2020 and 2021 through licensing of its technology to a third-party small manufacturer to produce and certify the 6.0L gasoline engine and utilization of averaging, banking, and trading compliance provisions for the sale of its 8.8L gasoline engine.
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
Information about the Company’s Executive Officers
The following selected information for each of the Company’s current executive officers was prepared as of May 4, 2020.

Name	Age	Executive Officer Since	Present Position with the Company
John P. Miller	62	2017	Chief Executive Officer and President
Charles F. Avery, Jr.	55	2017	Chief Financial Officer
Kenneth J. Winemaster	55	2017	Executive Vice President
Jason Lin	66	2019	Chief Technical Officer
Donald P. Klein	46	2018	Corporate Controller
Lance Arnett	49	2019	Chief Commercial Officer
John P. Miller was appointed as the Company’s Chief Executive Officer and President effective May 17, 2017. From 2008 until 2016, he served in operational and financial management positions of increasing responsibility at Navistar International Corporation, a global manufacturer of commercial and military trucks, school buses, diesel engines and provider of service parts for trucks and diesel engines, and, most recently, from 2014, as a Senior Vice President of Operations and Corporate Finance. Mr. Miller’s prior positions at Navistar included Vice President and General Manager for specialty business as well as Vice President and Chief Financial Officer for engine and parts. Prior thereto, he served in the role of Chief Financial Officer of Laidlaw Education Service, a provider of public transportation services, Chicago Metallic Corporation, a global manufacturer of suspended ceiling and metal products, Fleetpride, Inc., a distributor of heavy-duty truck parts, and Peapod, an online grocery delivery company.
Charles F. Avery, Jr. was appointed as the Company’s Chief Financial Officer on July 31, 2017. From 2013 until 2016, he served as Chief Financial Officer, Vice President of Finance and Treasurer, at FreightCar America, Inc., a designer and builder of railroad freight cars, supplier of railcar parts and provider of railcar leasing. Prior to that role, from 2005 until 2013, he served in financial and information technology leadership positions, including as Vice President, Corporate Controller and Chief Information Officer, at Federal Signal Corporation, a global designer and manufacturer of safety, signal and communications equipment and environmental and firefighting vehicles, serving governmental and commercial customers. Earlier in his career, he served in financial and information technology leadership roles at Home Products International, Inc. and in audit and business advisory roles at Arthur Andersen LLP.
Kenneth J. Winemaster was appointed as Executive Vice President on November 28, 2017. Mr. Winemaster served as the Company’s Senior Vice President from 2001 to 2017 and also served as the Company’s Secretary from 2001 to 2013. In addition, Mr. Winemaster served as a Director of the Company from 2001 to 2011.
Jason Lin was appointed as the Company’s Chief Technical Officer on June 14, 2019. Prior to this appointment, Mr. Lin served as a member of the Company’s Board of Directors (the “Board”) from May 2017 until June 2019. Mr. Lin is responsible for the oversight and management of various research and development and engineering groups including the Advanced Product Development, Design Engineering, Applied Engineering, Emissions & Certification, and On-highway Engineering groups. He also has oversight over certain aspects of program management and product strategic planning. From 2009 to July 2016, Mr. Lin served as Chief Executive Officer and President of Société Internationale des Moteurs Baudouin, a France-based marine engine manufacturing subsidiary of Weichai Power Co., Ltd. During this tenure, he also served as an Executive Technical Director and adviser to the Chairman of Weichai Power Co., Ltd. From February 2001 to July 2006, Mr. Lin was employed by International Truck and Engine Corporation, a truck, bus and diesel engine manufacturer subsidiary of Navistar International Corporation, in engineering management positions. Earlier in his career, Mr. Lin was employed in engineering positions by Cummins Engine Company and worked in Japan for Komatsu-Cummins Engine Company as Vice President.
Donald P. Klein has served as the Company’s Corporate Controller and Principal Accounting Officer since May 14, 2018. Prior to joining the Company, he served as Assistant Corporate Controller at Littelfuse, Inc., a publicly traded company, with customers in the electronics, automotive and industrial markets with products that include fuses, semiconductors, polymers, ceramics, relays and sensors. Prior to that role, from 2008 to 2017, Mr. Klein served in various positions of increasing responsibility within finance and accounting, including most recently as Assistant Corporate Controller, at Navistar International Corporation. Prior to Navistar, he worked for Hewitt Associates as manager of external reporting and at Ernst & Young LLP as a senior manager of assurance and advisory services.
Lance Arnett has served as the Company’s Chief Commercial Officer since November 18, 2019. Prior to joining the Company, from January 2009 to November 2019, he worked at Cummins Inc., a publicly traded company that designs, manufactures, distributes and services a broad portfolio of power solutions. During his tenure, he served in various capacities for Cummins Central Region in Minnesota, most recently serving as director and chief of staff of their North American OEM Performance Cell. In this capacity, he oversaw direct strategy for their North American business including sales, engineering, assembly and upfit, pricing, marketing, and customer support. His previous roles at Cummins Central Region include serving as interim president, vice president of OEM business, vice president of OEM and customer care and executive director of operational effectiveness. Prior thereto, from 2006 to 2009, he worked as business development manager for PreVisor, Inc. and, from 2001 to 2006, he served as director, franchise sales and development at Mighty Distributing System of America (Mighty Auto Parts). Earlier in his career, he served in management and sales roles within the staffing industry.
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
Under its bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. Based on cumulative legal fees and settlements incurred, as of April 22, 2020, the Company has fully exhausted its primary directors and officers insurance coverage of $30 million. Additional expenses currently expected to be incurred and that may occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. Such expenses could have a material impact on the Company’s financial condition, results of operations and cash flows.
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
In connection with the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2019, the Company concluded that there were material weaknesses in its internal control over financial reporting. See Item 9A. Controls and Procedures, included in Part II, for additional information regarding these matters.
The Company’s management may identify other material weaknesses in its internal control over financial reporting in the future. The existence of internal control material weaknesses could harm its business, the market price of its Common Stock and its ability to retain the Company’s current, or obtain new, lenders, suppliers, key employees, alliance and strategic partners or require the implementation of certain undertakings with the SEC. In addition, the existence of material weaknesses in the Company’s internal control over financial reporting may affect its ability to timely file periodic reports under the Exchange Act. The inability to timely file periodic reports could result in the SEC revoking the registration of the Company’s Common Stock, which would negatively impact the Company’s ability to re-list its Common Stock on the NASDAQ or any other stock exchange.
The Company has incurred significant costs in connection with the restatement of previously issued consolidated financial statements and its failure to timely file prior periodic reports and will continue to incur significant costs to remediate material weaknesses in internal control.
The Company has incurred, and will continue to incur, significant expenses, including audit, legal, consulting and other professional fees, and lender and noteholder consent fees, related to the restatement of its previously issued consolidated financial statements and the ongoing remediation of material weaknesses in its internal control over financial reporting. The Company has taken a number of actions, including adding significant internal resources and implementing a number of additional procedures and controls, in order to strengthen its accounting function and reduce the risk of future material misstatements in its financial statements. To the extent that these actions are not successful, the Company may be forced to incur additional time and expense towards further remediation efforts and incremental substantive procedures, which could have a material adverse effect on its results of operations.

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

Risks Related to the Company’s Business and Industry

The Company is unable to predict the impact of COVID-19 on the Company including its business, results of operations and financial condition.
Any outbreaks of contagious diseases and other adverse public health developments could have a material and adverse effect on the Company’s business, results of operations and financial condition. The COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad. These factors, in turn, may not only impact the Company’s operations, financial condition and demand for the Company’s goods and services, but its overall ability to react timely to mitigate the impact of the COVID-19 pandemic. The Company is aggressively beginning the execution of contingency actions as a result of the expected significant negative impacts of these factors. The Company is reviewing operating expenses as part of the contingency planning process, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. As of the date of this 2019 Annual Report, the Company has implemented the following temporary cost reduction measures designed to mitigate the operating and financial impact of the COVID-19 pandemic on its business:

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
Depending on the severity and longevity of the COVID-19 pandemic, the Company’s business, employees, customers, suppliers and stockholders may experience a significant negative impact. As such, the impact the COVID-19 pandemic may have on the Company’s business, results of operations and financial condition cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on the Company’s business, results of operations and financial condition cannot be reasonably estimated at this time, but the impact may be material.
The Company’s management has concluded as of the filing of this 2019 Annual Report that, due to uncertainty surrounding the Company’s ability to extend or refinance its current debt agreements and uncertainty as to whether it will have sufficient liquidity to fund its business activities, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern. As of December 31, 2019, the Company had debt outstanding under its credit agreement between the Company and Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Fargo Credit Agreement”) and its $55.0 million unsecured senior notes due June 2020 (the “Unsecured Senior Notes”). On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Credit Agreement”). The Credit Agreement, which allows the Company to borrow up to $130 million, matures on March 26, 2021, with an optional 60-day extension subject to certain conditions and payment of a 0.25% extension fee. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds to (i) fully repay the outstanding balance of $16.8 million on the Wells Fargo Credit Agreement, (ii) to fully redeem and discharge $55.0 million in aggregate outstanding principal amount of the Unsecured Senior Notes and pay related interest, and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with repayment of the outstanding balance. Due to the Credit Agreement‘s current maturity date, the Company will need to extend or refinance the Credit Agreement on or before March 26, 2021.
The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Credit Agreement and refinancing or repaying the indebtedness outstanding under the Credit Agreement.
There can be no assurance that it will be able to complete a financing on acceptable terms or repay this outstanding indebtedness, when required or if at all. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
Furthermore, if the Company cannot raise capital on acceptable terms, it may not, among other things, be able to do the following:
•continue to expand the Company’s research and product investments and sales and marketing organization;
•expand operations both organically and through acquisitions; and
•respond to competitive pressures or unanticipated working capital requirements.
The Company has experienced substantial net losses in recent fiscal years and may continue to experience net losses.
While the Company generated net income in fiscal year 2019, it experienced substantial net losses in fiscal year 2018 and has an accumulated deficit as of December 31, 2019. The net losses experienced in 2018 were principally attributable to unfavorable gross margin levels resulting from manufacturing productivity challenges, increased warranty claims on certain product lines, failure to pass cost increases on to customers through pricing actions and significant unrecovered costs associated with the transportation product line, along with a noncash valuation loss associated with the issuance of the Weichai Warrant, substantial legal and professional expenses associated with efforts to restate the Company’s prior financial statements, respond to the government investigations and defend the lawsuits related to the restatements, high outstanding debt, and borrowing costs. The Company expects that many of these costs will remain significant in future periods. Continued losses could reduce cash available from operations to service or refinance the Company’s indebtedness as necessary, as well as limit the Company’s ability to finance future growth in its business and implement its strategies.

The Company has a significant amount of indebtedness and is highly leveraged. Its existing debt or any potential new debt could adversely affect its business and growth prospects.
As of December 31, 2019, the Company’s total debt obligations including indebtedness under the Wells Fargo Credit Agreement, and the Unsecured Senior Notes were approximately $95 million in the aggregate, with available borrowing capacity of approximately $15 million under the Wells Fargo Credit Agreement. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds to (i) fully repay the outstanding balance of $16.8 million on the Wells Fargo Credit Agreement, (ii) to fully redeem and discharge $55.0 million in aggregate outstanding principal amount of the Unsecured Senior Notes and pay related interest, and (iii) for general corporate purposes. The Company has a significant amount of indebtedness and is highly leveraged. The Company’s debt arrangements contain and may contain in the future certain requirements, including specific financial and other covenants or restrictions. The failure or the inability to meet such obligations under existing debt or any new debt could materially and adversely affect the Company’s business and financial condition. In addition, the Company’s debt obligations could make it more vulnerable to adverse economic and industry conditions and could limit its flexibility in planning for or reacting to changes in its business and the industries in which it operates. The Company’s indebtedness and the cash flow needed to satisfy its debt obligations and the covenants contained in current and potential future debt agreements could have important consequences, including the following:

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
The Company’s Credit Agreement places limitations on its ability to make acquisitions and restricts its ability to incur additional indebtedness. Any future failure by the Company to comply with the financial covenants set forth under the Credit Agreement, if not cured or waived, could result in the acceleration of debt maturities or prevent the Company from accessing availability under the Credit Agreement. If the maturity of the indebtedness is accelerated, the Company may not have sufficient cash resources, or have the ability to obtain financing through alternative resources, to satisfy its debt and other obligations, and the Company may not be able to continue as a going concern.
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
Additionally, there are greater design and operational risks associated with new products. The inability of the Company’s suppliers to produce technologically sophisticated components for new engines and power systems, the discovery of any product or process defects or failures associated with production of any new products, and any related product returns could each have a material adverse effect on the Company’s business and its results of operations. If new products that the Company expends significant resources to develop or acquire are not successful, or such products do not achieve the required production volume and scale, its business could be adversely affected.
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
The Company continuously evaluates its portfolio of assets and its operational structure in an effort to identify opportunities to optimize its cost structure including as a result of the COVID-19 pandemic. These actions could result in restructuring and related charges, including but not limited to asset impairments and employee termination costs, any of which could be significant and could adversely affect the Company’s results of operations.
The Company has substantial amounts of long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions, including as a result of the COVID-19 pandemic, requires significant judgment. Declines in profitability due to changes in volume, market pricing, cost or the business environment could result in charges that could have an adverse effect on the Company’s results of operations.
The Company is dependent on third-party suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could result in supply shortages.
The Company sources engines, components and replacement parts used in the assembly of its power systems and aftermarket sales from various third-party suppliers. Much of the technology incorporated into the components that the Company sources from a limited number of suppliers is technologically sophisticated, and the Company does not believe that its competitors have access to some of this sophisticated technology. The Company’s business could be harmed by adverse changes in its relationships with these suppliers, including through the management of the timing of payables, or if its competitors gain access to such technology. The viability of certain key third-party suppliers, or the exiting by certain suppliers of certain business lines, could require the Company to find other suppliers for materials or components. Furthermore, the COVID-19 pandemic has resulted in work stoppages at certain suppliers that are part of the Company’s supply chain. As of the date of this filing, the Company has not experienced any significant production or delivery delays to customers as a result of the interruptions, but if future work stoppages were to be prolonged or expanded in scope, there could be resulting supply shortages, which could impact the Company’s ability to deliver its products to customers on schedule. Some components cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the components or materials. Any extended delay in receiving engines or other critical components, or the inability of third-party suppliers to meet the Company’s quality, quantity or cost requirements, could impair or prohibit the Company’s ability to deliver products to its OEM customers.
The loss of certain of the Company’s exclusive supply and distribution agreements, coupled with the Company’s inability to manufacture or source alternative products, could have a material adverse impact on its financial results.
The Company is the exclusive supplier and distributor of certain engine products sourced from certain engine manufacturers. The agreements provide the Company with the exclusive rights to distribute the associated products in certain geographic regions. The Company may not be able to extend the agreements or may not achieve acceptable pricing. For example, the Company was an exclusive supplier of the GM 6.0L engine to OEMs and GM is discontinuing the engine. The Company does not have an agreement with GM to supply on-highway OEMs with GM‘s successor product to the 6.0L engine. If the Company is not able to maintain the arrangements or achieve competitive pricing, then it may need to find alternative products through either alternative supply sources or the design and manufacture of competitive products to meet customer demands. The loss of the any of the exclusive supply agreements and failure to source alternative products could have a materially adverse impact on the Company’s financial results. In addition, the exclusive agreements often include minimum purchase requirements. The failure to reach the minimum purchase requirements could result in financial penalties or the loss of exclusivity that could be material to the Company.
The Company may be impacted by volatility of oil and gas prices and/or fuel price differentials.
The prices of various fuel alternatives are subject to fluctuation, based upon many factors, including global supply and demand, changes in resource base, pipeline transportation capacity for natural gas, refining capacity for crude oil, and government excise and fuel tax policies. The price differential among various fuel alternatives can impact OEMs and their decisions on which, if any, power systems they purchase from the Company. Furthermore, if OEMs do decide to purchase the Company’s power systems, relative fuel prices may affect which power systems they purchase, and the margins can vary significantly among the Company’s various power systems.
The Company may be affected by the price of oil and gas. For example, when the price of oil declines, oil becomes a more favorable source of fuel in the short term, and alternative fuel and energy producers suffer as a result. This volatility, as with any commodity, will occur from time to time and may adversely affect the Company’s business.
Also, a significant portion of the Company’s sales and profitability is derived from sales of products that are used in the oil and gas industry, primarily in support of operating wells. At times of severely depressed energy prices, as is currently being experienced in the market, oil and gas producers have curtailed capital expenditures, sometimes sharply. In addition, oil and gas producers may cease or suspend production at well sites that have or are likely to become unprofitable. As a result, sales of the Company’s products could be severely impacted during periods of a prolonged depression in energy prices, which could have a material adverse effect on the Company’s results of operations. The Company estimates that approximately $105 million and $85 million of its 2019 and 2018 net sales, respectively, were attributable to the sale of products used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges.
The Company is exposed to political, economic and other risks, in addition to various laws and regulations that arise from operating a multinational business.
The Company sells products internationally and sources a significant amount of materials from suppliers outside of the U.S. Accordingly, the Company is subject to the political, economic and other risks that are inherent in operating a multinational company, including risks related to the following:

•	general economic conditions;

•	the imposition of tariffs and other import or export barriers;

•	compliance with regulations governing import and export activities;

•	import and export duties and restrictions;

•	currency fluctuations and exchange restrictions;

•	transportation delays and interruptions;

•	potentially adverse income tax consequences;

•	political and economic instability;

•	terrorist activities;

•	labor unrest;

•	natural disasters; and

•	public health concerns including the potential negative impacts to suppliers, customers or the Company’s business as a result of the COVID-19 pandemic.
Any of these factors could have a material adverse effect on the Company’s business and results of operations.
The COVID-19 pandemic is expected to negatively impact the Company’s business in 2020 and beyond and the extent and duration of such impacts over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus, the extent and effectiveness of containment actions taken, including mobility restrictions and work restrictions, and the impact of these and other factors on the Company’s customer base, suppliers, and general commercial activity.
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
Several of the Company’s products are sourced internationally, including from China, where the United States has imposed tariffs on specified products imported from China. These tariffs have an impact on the Company’s material costs and have the potential to have an even greater impact, depending on the outcome of future trade negotiations and policies. The Company is evaluating U.S. government policy, which is subject to change in the current negotiating environment, pricing, its supply chain and its operational strategies to mitigate the impact of these tariffs; however, there can be no assurances that any mitigation strategies employed will remain available under government policy or that the Company will be able to offset tariff-related costs or maintain competitive pricing of its products. Further, the imposition of tariffs on imports from China and other countries has the potential to materially and adversely impact the Company’s sales, profitability and future product launches. The Company also sells its products on a global basis; and, therefore, its export sales could be impacted by the tariffs. Any material reduction in sales may have a material adverse effect on the Company’s results of operations.
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
The Company generally must obtain product certification from both the EPA and the CARB to sell its products in the United States. The Company may attempt to expand sales of its certified power systems to OEMs that sell their products in other countries, which may also have stringent emissions requirements. Accordingly, future sales of the Company’s products will depend upon its products being certified to meet the existing and future air quality and energy standards imposed by the relevant regulatory agencies. While the Company incurs significant research and development costs to ensure that its products comply with emission standards and meet certification requirements in the regions in which its products are sold, the Company cannot provide assurance that its products will continue to meet those standards. The failure to comply with certification requirements would not only adversely affect future sales, but could result in the recall of products or the imposition of civil or criminal penalties.
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
Historically, the Company’s 6.0L and 8.8L gasoline engines qualified for the small manufacturer exemption for Phase 1 GHG under Title 40 of the Code of Federal Regulation Section 1036.150(d). Starting in 2020, as a result of the Weichai ownership change in April 2019, those products no longer qualify for the exemption and must meet Phase 1 GHG standards. The Company has developed and is implementing plans to address the impact of the transition of its emission regulation requirements in 2020 and 2021through licensing of its technology to a third-party small manufacturer to produce and certify the 6.0L gasoline engine and utilization of averaging, banking, and trading compliance provisions for the sale of its 8.8L gasoline engine. New EPA Phase 2 GHG regulations will start in 2021 and the Company’s engines will need to meet Phase 2 GHG standards. Future changes to the regulations and/or failure of the Company to comply with the regulations could have a material adverse effect on the Company’s results of operations.
The Company is subject to price increases in some of the key components in its power systems.
The prices of some of the key components of the Company’s power systems are subject to fluctuation due to market forces, including changes in the costs of raw materials incorporated into these components. Such price increases occur from time to time due to spot shortages of commodities, increases in labor costs or longer-term shortages due to market forces. In particular, the prices of certain precious metals, such as palladium and rhodium, used in emissions-control systems fluctuate frequently and often significantly. Substantial increases in the prices of raw materials used in components that the Company sources from suppliers may result in increased prices charged by suppliers. If the Company incurs price increases from suppliers for key components in its power systems, production costs will increase, and given competitive market conditions, the Company may not be able to pass all or any of those cost increases on to OEM customers in the form of higher sales prices. To the extent that its competitors do not suffer comparable component cost increases, the Company may have even greater difficulty passing along price increases, and the Company’s competitive position may be harmed. As a result, increases in costs of key components may adversely affect the Company’s margins and otherwise adversely affect its results of operations.

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
The purchasers of the Company’s power systems are OEMs that manufacture a wide range of applications and equipment that include standby and prime power generation, demand response, microgrid, combined heat and power, utility power, arbor equipment, material handling (including forklifts), agricultural and turf, construction, pumps and irrigation, compressors, utility vehicles, light- and medium-duty vocational trucks, and school and transit buses. As a result of the significant resources and expertise required to develop and manufacture emission-certified power systems, certain of these customers have historically chosen to outsource production of power systems to the Company. To a significant extent, the Company depends on OEMs continuing to outsource design and production of power systems, power system components and subsystems. OEM customers may not continue to outsource as much or any of their power system production in the future. Increased levels of OEM vertical integration could result from a number of factors, such as shifts in the Company’s customers’ business strategies, acquisition by a customer of a power system manufacturer or the emergence of low-cost production opportunities in foreign countries. Any number of these factors could have an adverse impact on the Company’s business.
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
As of April 22, 2020, Weichai beneficially owned 51.4% of the Company’s outstanding shares of Common Stock. Additionally, Gary S. Winemaster, the Company’s founder, former Chairman of the Board, Chief Executive Officer, and President and nonexecutive Chief Strategy Officer, beneficially owned approximately 16.0% of the Company’s outstanding shares of Common Stock, and Kenneth J. Winemaster, the Company’s co-founder and Executive Vice President, beneficially owned approximately 9.7% of the Company’s outstanding shares of Common Stock. Each of these stockholders, by virtue of their significant equity ownership in the Company, may be able to significantly influence, and, in the case of Weichai, control the outcome of, all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of these stockholders may not coincide with the interests of other stockholders. The concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. With the exercise of the Weichai Warrant, Weichai alone owns a majority of the outstanding shares of Common Stock and, therefore, it possesses voting control over the Company sufficient to prevent any change of control from occurring.
Weichai also maintains certain rights through its Investor Rights Agreement with the Company.
Weichai entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the SPA. The Rights Agreement provides Weichai with representation on the Company’s Board and management representation rights. Weichai currently has three representatives on the Board. According to the Rights Agreement, once Weichai exercised the Weichai Warrant and became the majority owner of the Company’s outstanding shares of Common Stock calculated on a fully diluted as-converted basis (excluding certain excepted issuances), the Company became required to appoint to the Board, an additional individual designated by Weichai, or such additional number of individuals so that Weichai designees shall constitute the majority of the directors serving on the Board. As of the date of this filing, Weichai has not designated an additional representative to the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e). With Weichai becoming a majority owner of the Company’s outstanding shares of its Common Stock, Weichai will be able to exercise control over matters requiring stockholders’ approval, including the election of the Directors, amendment of the Company’s Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
A change in ownership or a failure to generate sufficient taxable income may limit the Company’s ability to use net operating loss (“NOL”) carryforwards to reduce future tax payments.
The Company has NOL carryforwards with which to offset its future taxable income for U.S. federal income tax reporting purposes. However, the Company may be subject to substantial annual limitations provided by the Internal Revenue Code (the “IRC”) if an “ownership change,” as defined in Section 382 of the IRC, occurs with respect to the Company’s capital stock. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership of the Company’s total capital stock by more than 50 percentage points in a three-year period. If an ownership change occurs, the Company’s ability to use domestic pre-

change in ownership NOLs to reduce taxable income is generally limited to an annual amount based on (i) the fair market value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate plus (ii) under certain circumstances, realized built-in gains on certain assets held prior to the ownership change for the first five years after the ownership change. Although pre-change in ownership NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards for the remainder of the 20-year carryforward period (indefinite carryforward period for NOLs generated in taxable years ended after December 31, 2017) and can be used to offset taxable income for years within the carryforward period subject to the limitation in each year, the use of the remaining pre-change in ownership NOLs for the loss year will be prohibited if the carryforward period for any loss year expires. If the Company should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carryforward periods, then it will lose the ability to apply the NOLs as offsets to future taxable income. Similar limitations also apply to certain U.S. federal tax credits. In April 2019, Weichai exercised the Weichai Warrant resulting in Weichai becoming the majority owner of the outstanding shares of the Company’s Common Stock. The Company believes that this will constitute an “ownership change” as defined in Section 382. Based on the current Section 382 annual limitation, the Company believes all tax attributes subject to Section 382 will be utilized prior to the expiration dates.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
The Company’s operations are located in 11 leased facilities in the United States, totaling approximately 1.0 million square feet of floor space. The Company’s corporate headquarters is located in Wood Dale, Illinois, a suburb of Chicago.
The Company’s primary manufacturing, assembly, engineering, research and development, sales and distribution facilities are located in suburban Chicago, Illinois and Darien, Wisconsin.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
The Company’s Common Stock traded on the NASDAQ under the symbol “PSIX” from May 28, 2013 through April 18, 2017. The Company’s Common Stock was suspended from trading on NASDAQ effective at the open of business on April 19, 2017 (and subsequently delisted) and began trading on the OTC Pink marketplace (“OTCPink”), operated by OTC Markets Group, Inc. (“OTC Market”) on that date under “PSIX.”
The OTCPink is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period *	High	Low
Fiscal year ended December 31, 2019
First quarter	$9.20	$6.69
Second quarter	11.49	7.03
Third quarter	10.75	6.70
Fourth quarter	7.49	3.55

Fiscal year ended December 31, 2018
First quarter	8.35	6.25
Second quarter	9.80	7.00
Third quarter	12.97	9.50
Fourth quarter	12.20	7.01
As of April 22, 2020, the sale price for the Company’s Common Stock, as reported by the OTC Market, was $3.80 per share.
Holders
As of April 22, 2020, there were approximately 1,700 holders of record of the Company’s Common Stock.
Dividend Policy
The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends is currently restricted by the Credit Agreement and was restricted by the Wells Fargo Credit Agreement and the indenture governing the Unsecured Senior Notes. The Company intends to retain its future earnings to support operations and to finance expansion.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Compensation Plans
See Note 13. Stock-Based Compensation, included in Item 8. Financial Statements and Supplementary Data.
Issuer Purchases of Equity Securities
During 2019 and 2018, the Company did not repurchase any equity securities.
Item 6.    Selected Financial Data.
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and it is not required to provide the information under this item.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the fiscal years ended December 31, 2019 and 2018, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to the Company that may cause its results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors” in this report. See also “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s consolidated financial statements and the related Notes included in this report. As discussed further herein, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842), effective January 1, 2019 using a modified retrospective approach. The 2018 results were not restated and are not comparative to 2019; however, the Company does not believe the impact is material. See Item 8. Financial Statements and Supplementary Data, Note 7. Leases, for further discussion.
Executive Overview
The Company designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that run on a wide variety of fuels, including natural gas, propane, gasoline, diesel and biofuels, within the energy, industrial and transportation end markets with primary manufacturing, assembly, engineering, R&D, sales and distribution facilities located in suburban Chicago, Illinois and Darien, Wisconsin. The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, such as the EPA, the CARB and the MEE.
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
For 2019, the Company’s net sales increased by 10% to $546.1 million from $496.0 million in 2018, the result of sales increases of $37.1 million and $34.0 million in the energy and transportation end markets, respectively, partially offset by a sales decline of $21.1 million in the industrial end market. Full year 2019 results included sales of approximately $30 million associated with the shipment of certain engines at the request of one of the Company’s customers in the fourth quarter of 2019 that were originally scheduled for the first half of 2020. Gross margin for 2019 was 18.3%, a strong improvement of 650 basis points versus 11.8% in 2018, primarily the result of increased sales, favorable mix, strategic pricing actions, lower warranty costs and operational productivity improvements. Gross profit improved by $41.1 million in 2019, while operating expenses decreased by $12.8 million, as compared to the same period in 2018. Additionally, in 2019, the loss from the change in value and exercise of the Weichai Warrant declined to $1.4 million from $10.4 million in 2018. Collectively, these factors contributed to a $63.0 million increase in net income, which totaled $8.2 million in 2019 compared to a loss of $54.7 million in 2018. Earnings per share was $0.38 in 2019 compared to a loss per share of $2.94 in 2018. Adjusted net income, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, increased by $41.9 million to $28.1 million in 2019, compared to an Adjusted net loss of $13.8 million in 2018. Adjusted earnings per share was $1.30 in 2019 compared to Adjusted loss per share of $0.74 in 2018. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was $45.2 million in 2019 compared to Adjusted EBITDA of $4.2 million in 2018. Adjusted net income (loss), Adjusted earnings (loss) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 7. The Company’s 2019 results included sales of approximately $30 million associated with the shipment of certain engines within the transportation end market at the request of one of the Company’s customers (Freightliner) during the fourth quarter of 2019 that were originally scheduled for the first half of 2020.

Net sales by geographic area and by end market for 2019 and 2018 are presented below:

(in thousands)	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
Geographic Area		% of Total		% of Total
North America	$483,302	89%	$436,068	88%
Pacific Rim	39,180	7%	42,071	8%
Europe	16,562	3%	13,743	3%
Others	7,032	1%	4,156	1%
Total	$546,076	100%	$496,038	100%

(in thousands)	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
End Market		% of Total		% of Total
Energy	$222,779	41%	$185,685	37%
Industrial	180,111	33%	201,196	41%
Transportation	143,186	26%	109,157	22%
Total	$546,076	100%	$496,038	100%
Weichai Transactions
In March 2017, the Company and Weichai entered into a number of transactions (see Note 3. Weichai Transactions, included in Item 8. Financial Statements and Supplementary Data, for additional information), including the issuance of Common and Preferred Stock and a stock purchase warrant to Weichai for aggregate proceeds of $60.0 million. The stock purchase warrant issued to Weichai was exercisable for any number of additional shares of Common Stock such that Weichai, upon exercise, would hold 51% of the Common Stock then outstanding on a fully dilutive basis, on terms and subject to adjustments as provided in the SPA. On April 23, 2019, Weichai exercised the Weichai Warrant and increased its ownership to 51.5% of the Company’s outstanding Common Stock, as of such date.
Through the Weichai Transactions, the Company sought to expand its range of products and its presence in the Pacific Rim.
The Company and Weichai executed the Collaboration Agreement in order to achieve their respective objectives, enhance the cooperation alliance and share experiences, expertise and resources. Among other things, the Collaboration Arrangement established a joint steering committee, permitted Weichai to second a limited number of technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement also provides for the steering committee to create various subcommittees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement had a term of three years that was set to expire in March 2020. On March 26, 2020, the Collaboration Agreement was extended for an additional term of three years. For the years ended December 31, 2019 and 2018, sales to Weichai were not material. The Company purchased $4.4 million and $3.5 million of inventory from Weichai during 2019 and 2018, respectively.
Incremental Financial Reporting and Government Investigation Expenses
Incremental financial reporting and government investigation expenses consist of professional services fees related to the Company’s efforts to restate prior period financial statements, prepare, audit and file delinquent financial statements, and remediate internal control material weaknesses as well as fees and reserves related to Company, SEC, and USAO investigations. Since August 2016, the Company has experienced a substantial and disruptive diversion of management resources to address various accounting, financial reporting and financial issues. During that time, the Company determined that it was necessary to restate financial results for 2014 and 2015 as well as the first quarter of 2016 and, since then, has also focused on becoming timely on all of its SEC financial reporting requirements, which is achieved with the filing of this Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, the SEC and the USAO are conducting investigations into the Company’s financial reporting, revenue recognition practices and related conduct (see Note 10. Commitments and Contingencies, included in Part II. Item 8. Financial Statements and Supplementary Data, for additional information). Incremental financial reporting and government investigation expenses, strategic and financing options, and key employee retention and severance-related expenses included in 2019 and 2018 operating results, were $17.5 million and $27.0 million, respectively.

Recent Trends and Business Outlook
Recent COVID-19 Outbreak and Oil and Gas Market Price Volatility
The COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns, and restrictions on the movement of people in the United States and abroad. These factors, in turn, may not only impact the Company’s operations, financial condition, and demand for its goods and services, but its overall ability to react timely to mitigate the impact of the COVID-19 pandemic. The Company is aggressively beginning the execution of contingency actions as a result of the expected significant negative impacts of these factors. The Company is reviewing operating expenses as part of the contingency planning process, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. As of the date of this 2019 Annual Report, the Company has implemented the following temporary cost reduction measures designed to mitigate the operating and financial impacts of the COVID-19 pandemic on its business:

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
The full impact of the COVID-19 pandemic continues to evolve as of the date of this 2019 Annual Report.
The global economy has experienced substantial turmoil including impacts from the world financial markets, which have experienced a period of significant volatility and overall declines. In addition, as of the date of this 2019 Annual Report, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices have declined precipitously. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices, and declining rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges.
GM 6.0L Engine Offering: The Company has an exclusive agreement with Freightliner through December 31, 2020 to distribute 6.0L engines to on-highway customers. With the GM announcement that it will discontinue its production of the 6.0L engine, the Company has been conducting last-time buys of this engine to ensure adequate supply to Freightliner and other customers. In relation to these last-time buys, the Company had a net positive cash impact from customer prepayments of approximately $6 million as of December 31, 2019. The Company expects a net positive cash impact from customer prepayments to continue in 2020. The Company does not have a supply agreement with GM for its successor product to the 6.0L engine. However, it is actively exploring opportunities to identify engine alternatives for this product. The Company’s 2019 results included sales of approximately $30 million associated with the shipment of certain engines at the request of one of the Company’s customers (Freightliner) during the fourth quarter of 2019 that were originally scheduled for the first half of 2020.
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
Strategic Initiatives/Growth Strategies: The Company has initiated a set of business objectives aimed at improving profitability, streamlining processes, strengthening the business and focusing on achieving growth in higher-return product lines. Central to this plan is the Company’s increased emphasis on energy product offerings through new product development and investments, in addition to leveraging the Company’s relationship with Weichai. With the introduction of numerous natural gas and diesel engines in 2018 and 2019, coupled with its existing strong product lineup, despite economic disruptions related to the recent COVID-19 pandemic, the Company believes that it has a solid foundation to achieve long-term growth within the energy market.

Results of Operations
Results of operations for the year ended December 31, 2019 compared with the year ended December 31, 2018:

(in thousands, except per share amounts)	For the Year Ended December 31,
	2019	2018	Change	% Change
Net sales	$546,076	$496,038	$50,038	10%
Cost of sales	446,188	437,269	8,919	2%
Gross profit	99,888	58,769	41,119	70%
Gross margin %	18.3%	11.8%	6.5%
Operating expenses:
Research, development and engineering expenses	24,932	28,601	(3,669)	(13)%
Research, development and engineering expenses as a % of sales	4.6%	5.8%	(1.2)%
Selling, general and administrative expenses	54,114	59,631	(5,517)	(9)%
Selling, general and administrative expenses as a % of sales	9.9%	12.0%	(2.1)%
Asset impairment charges	1	2,234	(2,233)	(100)%
Amortization of intangible assets	3,638	5,008	(1,370)	(27)%
Total operating expenses	82,685	95,474	(12,789)	(13)%
Operating income (loss)	17,203	(36,705)	53,908	(147)%
Other expense:
Interest expense	7,871	7,628	243	3%
Loss from change in value and exercise of warrants	1,352	10,400	(9,048)	(87)%
Other income, net	(677)	(176)	(501)	NM
Total other expense	8,546	17,852	(9,306)	(52)%
Income (loss) before income taxes	8,657	(54,557)	63,214	(116)%
Income tax expense	409	169	240	142%
Net income (loss)	$8,248	$(54,726)	$62,974	(115)%

Earnings (loss) per common share:
Basic	$0.38	$(2.94)	$3.32	(113)%
Diluted	$0.38	$(2.94)	$3.32	(113)%

Non-GAAP Financial Measures:
Adjusted net income (loss) *	$28,112	$(13,820)	$41,932	NM
Adjusted earnings (loss) per share *	$1.30	$(0.74)	$2.04	NM
EBITDA *	$25,327	$(36,725)	$62,052	(169)%
Adjusted EBITDA *	$45,191	$4,181	$41,010	NM

NM	Not meaningful

*	See reconciliation of non-GAAP financial measures to GAAP results below
Net Sales
Net sales increased $50.0 million, or 10%, in 2019 compared to 2018, as a result of sales increases of $37.1 million and $34.0 million in the energy and transportation end markets, respectively, partially offset by a sales decline of $21.1 million in the industrial end market. The increased sales within the energy end market were primarily attributable to stronger demand for power generation products, including those used within the oil and gas market, and increased demand for demand response products. The increased sales within the transportation end market were primarily attributable to higher demand for products used in the medium-duty truck market and included approximately $30 million of sales associated with the aforementioned shipment of certain engines at the request of one of the Company’s customers, Freightliner, during the fourth quarter of 2019 that were originally scheduled for the first half of 2020. Also, to a lesser degree, the increased sales were a result of higher demand for products used in the school bus market. The sales decline within the industrial end market was primarily attributable to lower demand for products used in the material handling/forklift and arbor care markets.

Gross Profit
Gross margin was 18.3% and 11.8% in 2019 and 2018, respectively. Gross profit increased in 2019 by $41.1 million, or 70%, compared to 2018 primarily due to the sales growth noted above, coupled with favorable product mix, strategic pricing actions, lower warranty costs and operational productivity improvements. For 2019, warranty costs of $10.1 million (net of supplier and insurance recoveries of $3.0 million), including $2.7 million of charges for adjustments to preexisting warranties, declined by $8.5 million as compared to 2018 warranty costs of $18.6 million (net of supplier recoveries of $1.1 million), including $3.8 million of charges for adjustments to preexisting warranties. The 2019 warranty costs included $0.6 million of charges related to specific engine supplier quality issues, for which the Company is actively seeking cost reimbursement.
Research, Development and Engineering Expenses
Research, development and engineering expenses in 2019 were $24.9 million, a decrease of $3.7 million, or 13%, from 2018 levels, primarily as a result of decreased spending on project activity during the year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) decreased in 2019 by $5.5 million, or 9%, compared to 2018. The decrease in SG&A expenses is largely attributable to lower incremental financial reporting and government investigation expenses, which were $15.1 million in 2019, a decrease of $9.1 million, as compared to $24.2 million in 2018. Lower incremental financial reporting and government investigation expenses were primarily due to a decrease in professional services expenses related to the restatement and audit of the 2017 and prior year restated financial statements filed in May 2019. In addition, key employee retention program expenses, strategic alternatives and strategic review expenses and stock-based compensation were lower by $2.1 million, $0.2 million, and $0.2 million, respectively, in 2019. These decreases were partially offset by higher wages, benefits, and incentive compensation expense in 2019 as compared to 2018. The Company also incurred severance and post-employment costs of $2.0 million in 2019 as compared to an absence of these costs in 2018. As a percentage of net sales, SG&A expenses were 9.9% and 12.0% in 2019 and 2018, respectively.
Asset Impairment Charges
Asset impairment charges decreased in 2019 as immaterial impairment charges were recorded during the year related to certain long-lived assets that were no longer in service. In the fourth quarter of 2018, based on uncertainty of the market for the conversion of certain gasoline engines to alternative fuel engines, the Company concluded that the projected future cash flows were not sufficient to recover the carrying value of certain developed technology intangible assets acquired from AGA Systems, LLC (“AGA”). As a result, the Company recorded an impairment charge of $2.2 million to write off the remaining book value of the intangible assets.
Interest Expense
Interest expense increased $0.3 million to $7.9 million in 2019 from $7.6 million in 2018.
The Wells Fargo Base and London Interbank Offered Rate - “LIBOR” interest rates were 6.3% and 5.0% per annum, respectively, at December 31, 2019, and the Base and LIBOR interest rates were 7.3% and 6.0% at December 31, 2018, respectively. The interest rate on the Unsecured Senior Notes was 6.5% at January 1, 2018, and increased to 8.5% in October 2018. The interest rate on the Unsecured Senior Notes declined to 7.5% in May 2019 upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Loss from Change in Value and Exercise of Warrants
The Company recognized a loss of $1.4 million and $10.4 million in 2019 and 2018, respectively, from the change in the value of the Weichai Warrant. The Weichai Warrant was exercised in April 2019 and the impact of the exercise is reflected in the 2019 loss of $1.4 million. See Note 3. Weichai Transactions and Note 8. Fair Value of Financial Instruments, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Other Income, Net
Other income, net increased by $0.5 million in 2019 principally as a result of improved performance in the Company’s joint venture with Doosan which is accounted for as an equity method investment. See Note 15. Related Party Transactions included in Item 8. Financial Statements and Supplementary Data, for additional information.
Income Tax Expense
The Company recorded income tax expense of $0.4 million in 2019, as compared to $0.2 million for 2018. The Company’s pretax income was $8.7 million in 2019 compared to a pretax loss of $54.6 million in 2018. There was no significant change in the Company’s tax provision as the Company continues to record a full valuation allowance against deferred tax assets. See Note 11. Income Taxes, included in Item 8. Financial Statements and Supplementary Data, for additional information related to the Company’s income tax provision.

Non-GAAP Financial Measures
In addition to the results provided in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) above, this report also includes non-GAAP (adjusted) financial measures. Non-GAAP financial measures provide insight into selected financial information and should be evaluated in the context in which they are presented. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP, and non-GAAP financial measures as reported by the Company may not be comparable to similarly titled amounts reported by other companies. The non-GAAP financial measures should be considered in conjunction with the consolidated financial statements, including the related notes, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated below.

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
The following table presents a reconciliation from Net income (loss) to Adjusted net income (loss):

(in thousands)	For the Year Ended December 31,
	2019	2018
Net income (loss)	$8,248	$(54,726)
Changes in value of warrants [1]	1,352	10,400
Stock-based compensation [2]	988	1,229
Asset impairment charges [3]	1	2,234
Key employee retention program [4]	422	2,567
Strategic alternatives and strategic review expenses [5]	—	247
Severance [6]	1,995	—
Incremental financial reporting and government investigation expenses [7]	15,106	24,229
Adjusted net income (loss)	$28,112	$(13,820)

The following table presents a reconciliation from Earnings (loss) per common share – diluted to Adjusted earnings (loss) per share:

	For the Year Ended December 31,
	2019	2018
Earnings (loss) per common share – diluted	$0.38	$(2.94)
Changes in value of warrants [1]	0.06	0.56
Stock-based compensation [2]	0.05	0.07
Asset impairment charges [3]	—	0.12
Key employee retention program [4]	0.02	0.14
Strategic alternatives and strategic review expenses [5]	—	0.01
Severance [6]	0.09	—
Incremental financial reporting and government investigation expenses [7]	0.70	1.30
Adjusted earnings (loss) per share – diluted	$1.30	$(0.74)

Diluted shares (in thousands)	21,530	18,585
The following table presents a reconciliation from Net income (loss) to EBITDA and Adjusted EBITDA:

(in thousands)	For the Year Ended December 31,
	2019	2018
Net income (loss)	$8,248	$(54,726)
Interest expense	7,871	7,628
Income tax expense	409	169
Depreciation	5,161	5,196
Amortization of intangible assets	3,638	5,008
EBITDA	25,327	(36,725)
Changes in value of warrants [1]	1,352	10,400
Stock-based compensation [2]	988	1,229
Asset impairment charges [3]	1	2,234
Key employee retention program [4]	422	2,567
Strategic alternatives and strategic review expenses [5]	—	247
Severance [6]	1,995	—
Incremental financial reporting and government investigation expenses [7]	15,106	24,229
Adjusted EBITDA	$45,191	$4,181

1.	Amounts consist of changes in the value, including the impact of the exercise in April 2019, of the Weichai Warrant.

2.	Amounts reflect non-cash stock-based compensation expense (2019 and 2018 amounts excludes $0.3 million and $1.4 million, respectively, associated with the retention programs, see note 4 below).

3.
Amount in 2018 primarily reflects impairment of developed technology assets acquired from AGA as discussed further in Item 8. Financial Statements and Supplementary Data, Note 5. Goodwill and Other Intangibles.

4.
Amount represents incremental compensation costs (including $0.3 million and $1.4 million in 2019 and 2018, respectively, of stock-based compensation) incurred to provide retention benefits to certain employees.

5.	Represents professional services expenses incurred in connection with the evaluation of strategic alternatives and financing options.

6.	Amounts represent severance and other post-employment costs for certain former employees of the Company.

7.
Amounts represent professional services fees related to the Company’s efforts to restate prior period financial statements, prepare, audit and file delinquent financial statements, and remediate internal control material weaknesses as well as fees and reserves related to the SEC and USAO investigations. The amounts exclude $1.2 million and $1.6 million of professional services fees related to the audit of the Company’s financial statements and ongoing internal control remediation in 2019 and 2018, respectively.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Year Ended December 31,
	2019	2018	Change	% Change
Net cash provided by (used in) operating activities	$18,157	$(6,168)	$24,325	NM
Net cash used in investing activities	(3,658)	(10,239)	6,581	(64)%
Net cash (used in) provided by financing activities	(14,550)	16,461	(31,011)	NM
Net (decrease) increase in cash and restricted cash	$(51)	$54	$(105)	NM
Capital expenditures	$(3,681)	$(3,645)	$(36)	1%
2019 Cash Flows
Cash Flow from Operating Activities
Net cash provided by operations was $18.2 million in 2019 compared to net cash used in operations of $6.2 million in 2018 resulting in an increase of $24.3 million in cash provided by operating activities year-over-year. This was primarily due to improvement in net income of $63.0 million, partially offset by a decline in non-cash adjustments of $16.2 million and cash generated from working capital of $22.5 million. During 2019, working capital requirements resulted in a cash outflow of $2.9 million compared to a cash inflow of $19.5 million in 2018. The net cash outflow from working capital in 2019 was primarily due to higher inventory related to the GM 6.0L engines purchased for Freightliner and lower accounts payable partially offset by higher accrued expenses and other liabilities.
Cash Flow from Investing Activities
Net cash used in investing activities was $3.7 million in 2019 compared to net cash used in investing activities of $10.2 million in 2018 resulting in a decrease of $6.6 million of net cash used in investing activities year-over-year. Cash flows from investing activities in 2019 primarily consisted of capital expenditures of $3.7 million which was consistent with capital expenditures in 2018. There was no cash used for asset acquisitions in 2019 compared to $6.6 million used in 2018.
Cash Flow from Financing Activities
The Company used $14.6 million in cash for financing activities in 2019 compared to $16.5 million in cash generated by financing activities in 2018, resulting in an increase of $31.0 million used by financing activities year over year. Primary cash outflows in 2019 were $15.1 million in net repayments of the revolving line of credit.
Liquidity and Capital Resources
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to the Credit Agreement with Standard Chartered, which allows the Company to borrow up to $130.0 million, and matures on March 26, 2021 with an optional 60-day extension subject to certain conditions and the payment of a 0.25% extension fee. Borrowings under the Credit Agreement shall bear interest at either the alternate base rate or LIBOR plus 2.00%, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds to (i) repay the outstanding balance of $16.8 million under the Wells Fargo Credit Agreement, (ii) fully redeem and discharge $55.0 million in aggregate principal amount of the Unsecured Senior Notes and pay related interest, and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with the repayment of the outstanding balance. On April 29, 2020, the Company borrowed an additional $35.0 million under the Credit Agreement, which is the remaining portion of availability, providing the Company with greater financial flexibility. As of April 29, 2020, the Company had borrowings outstanding of $130.0 million under the Credit Agreement and a cash balance in excess of $45 million. These amounts reflect a net positive cash impact from customer prepayments of $11.8 million.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Credit Agreement. Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the Credit Agreement by the March 26, 2021 maturity date. Management currently plans to seek additional liquidity from its current or other lenders before March 26, 2021. There can be no assurance that the Company will be able to successfully complete a refinancing on or before March 26, 2021 on acceptable terms or repay this outstanding indebtedness when required or if at all.

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
As of December 31, 2019, the Company’s total debt obligations under the Wells Fargo Credit Agreement and the Unsecured Senior Notes were $94.3 million in the aggregate, with available borrowing capacity of $14.9 million under the Wells Fargo Credit Agreement. In relation to last-time buys of GM 6.0L engines, the Company had a net positive impact from customer prepayments of approximately $5.6 million as of December 31, 2019.
The Wells Fargo Credit Agreement contained certain covenants for which a failure to satisfy could have resulted in a default under the Credit Agreement. See Item 8. Financial Statements and Supplementary Data Note 6. Debt for additional information related to a waiver obtained from Wells Fargo on May 16, 2019 that waived the failure to satisfy financial information covenants through December 31, 2019.
Off-Balance Sheet Arrangements
At December 31, 2019, the Company had seven outstanding letters of credit totaling $3.0 million. See Item 8. Financial Statements and Supplementary Data, Note 10. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
Commitments and Contingencies
Legal matters are further discussed in Note 10. Commitments and Contingencies, included in Item 8. Financial Statements and Supplementary Data. See Part I. Item 1A. Risk Factors for further discussion of legal risks to the Company.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most critical accounting policies and estimates are those most important to the portrayal of its financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions.
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
For contracts with multiple performance obligations, the Company allocates the total transaction price to distinct performance obligations based on directly observable data, if available, or the Company’s best estimate of the stand-alone selling price of each distinct performance obligation. The primary method used to estimate the stand-alone selling price is the cost plus a margin approach.
The Company applies significant judgment in order to identify and determine the number of performance obligations, determine the total transaction price, allocate the transaction price to each performance obligation, and determine the appropriate timing of revenue recognition.
The Company’s payment terms are less than one year, and its sales arrangements do not contain any significant financing components.
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
The Company also recognizes revenue over time primarily when the Company’s performance obligations include: enhancing a customer-controlled asset (generally when an engine is provided by the customer), constructing an asset with no alternative future use and the Company has an enforceable right to payment throughout the period as the services are performed or providing an extended warranty beyond the Company’s standard warranty. The Company recognizes revenue throughout the manufacturing process when constructing an asset based on labor hours incurred because the customer receives the benefit of the asset as the product is constructed. The Company believes labor hours incurred relative to total estimated labor hours at completion faithfully depicts the transfer of control to the customer. The Company recognizes revenue related to extended warranty programs based on the passage of time over the extended warranty period.
Variable consideration. Variable consideration primarily includes rebates and discounts. The Company estimates the projected amount of rebates and discounts based on current assumptions, customer-specific information and historical experience. Variable consideration is recorded as a reduction of revenue to the extent that it is probable that there will not be significant changes to the Company’s estimate of variable consideration when any uncertainties are settled.
Inventories
The Company’s inventories consist primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in or net realizable value. Parts are valued at the lower of cost (first-in, first out) or net realizable value. Net realizable value approximates replacement cost.
It is the Company’s policy to review inventories on a continuous basis for obsolete, excess and slow-moving items and to record valuation adjustments for such items in order to eliminate non-recoverable costs from inventory. The Company writes down inventory for an estimated amount equal to the difference between the cost of the inventory and the estimated realizable value. Additionally, an inventory reserve is provided based upon the Company’s estimate of future demand for the quantity of inventory on hand. In determining an estimate of future demand, multiple factors are taken into consideration, including (i) customer purchase orders and customer projected demand, (ii) historical sales/usage for each inventory item and (iii) utilization within a current or anticipated future power system. These factors are primarily based upon quantifiable information, and therefore the Company has not experienced significant differences in inventory valuation due to variances in the Company’s estimation of future demand.
Goodwill Impairment
Goodwill represents the excess of purchase price and related costs over the values assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized, but instead it is tested for impairment annually, or more frequently if circumstances indicate that a possible impairment may exist.

The Company performs its annual impairment test using the discounted cash flow method which involves the Company’s management making estimates with respect to a variety of factors that will significantly impact the future performance of the business, including the following:

•	future volume projections;

•	estimated margins on sales;

•	estimated growth rate for SG&A costs;

•	future effective tax rate; and

•	weighted-average cost of capital (“WACC”) used to discount future performance of the Company.
Because these estimates form a basis for the determination of whether or not the impairment charge should be recorded, these estimates are considered to be critical accounting estimates.
As of December 31, 2019, the Company has $29.8 million of goodwill. Future goodwill impairment charges may be required for certain reporting units if the reporting units suffer declines in profitability due to changes in volume, market pricing, cost or the business environment. Significant adverse changes to the Company’s business environment and future cash flows could cause the recognition of impairment charges, which could be material, in future periods.
As a result of the recent COVID-19 pandemic and its impacts on the global economy, it is reasonably possible that the Company will be adversely impacted in future periods which may result in the recognition of material goodwill impairment charges.
Impairment of Long-Lived Assets
Long-lived assets, other than goodwill which is separately tested for impairment, are evaluated for impairment whenever events indicate that the carrying amount of such assets may not be recoverable. Potential indicators of impairment may include a deteriorating business climate, an asset remaining idle for more than a short period of time, advances in technology, or plans to discontinue use of, or change, in the business model for the operation in which a long-lived asset is used. The Company evaluates long-lived assets for impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. If the future net undiscounted cash flows are less than the carrying value, the Company then calculates an impairment loss. The impairment loss is calculated by comparing the long-lived asset’s carrying value with its estimated fair value, which may be based on estimated future discounted cash flows. The Company also periodically reevaluates the useful lives of its long-lived assets due to advances and changes in its technologies.
The Company’s impairment loss calculations contain critical estimates because they require the Company’s management to make assumptions and to apply judgment to estimate future cash flows and long-lived asset fair values, including forecasting useful lives of the long-lived assets and selecting discount rates.
If actual results are not consistent with the assumptions used, the Company could experience an impairment triggering event and be exposed to losses that could be material. As a result of the recent COVID-19 pandemic and its impacts on the global economy, it is reasonably possible that the Company will be adversely impacted in future periods which may result in the recognition of material impairment charges related to its long-lived assets.
During 2019, the Company incurred immaterial impairment charges related to certain assets no longer in service. During 2018, the Company recognized an impairment charge of $2.2 million which primarily related to developed technology acquired in the AGA acquisition. See Note 5. Goodwill and Other Intangibles, included in Item 8. Financial Statements and Supplementary Data.
Warranty
The Company offers a standard limited warranty on the workmanship of its products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the EPA and/or the CARB and are generally longer than the Company’s standard warranty on certain emission-related products. The Company’s products may also carry limited warranties from suppliers. The Company’s warranties generally apply to engines fully manufactured by the Company and to the modifications the Company makes to supplier base products. Costs related to supplier warranty claims are often times borne by the supplier and passed through to the end customer. The Company estimates and records a liability and related charges to income for its warranty program at the time products are sold to customers. Estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold. As of December 31, 2019, the Company had warranty reserves of $25.5 million.
The Company records adjustments to preexisting warranties for changes in its estimate of warranty costs for products sold in prior fiscal years in the period in which it is determined that actual costs may differ from the Company’s initial or previous estimates. Such adjustments typically occur when new information received by the Company indicates claims experience deviates from historical and expected trends. During 2019, the Company recognized a charge for adjustments to preexisting warranties of $2.7 million compared to a charge of $3.8 million in 2018.

When the Company identifies cost effective opportunities to address issues in products sold or corrective actions for safety issues, it initiates product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions is generally recorded when the Company commits to a product recall or field campaign. In each subsequent quarter after a recall or field campaign is initiated, the recorded warranty liability balance is analyzed, reviewed and adjusted, if necessary, to reflect any changes in the anticipated average cost of repair or number of repairs to be completed prospectively.
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
The Weichai Warrant was issued in March 2017 and is further discussed in Note 3. Weichai Transactions, included in Item 8. Financial Statements and Supplementary Data. The monetary value of the Weichai Warrant was dependent both on variations in the fair value of the Company’s Common Stock and on the estimated number of shares required to settle its terms. The fair value of the Weichai Warrant liability was estimated using the Black-Scholes option pricing model and Monte Carlo simulations. Significant inputs into the valuation includes the market value of the Company’s Common Stock, the estimated exercise price of the warrant (including a price adjustment) and the estimated price volatility. Given the unobservable nature of certain inputs to the valuation of the Weichai Warrant, the Weichai Warrant was classified as Level 3 in the fair-value hierarchy. Significant changes in the estimates of these inputs could result in material changes to the liability, with the changes in value recorded in the Consolidated Statements of Operations. The Weichai Warrant was exercised in April 2019.
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
As of December 31, 2019 and 2018, the Company recorded a deferred tax asset valuation allowance of $41.7 million and $44.4 million, respectively. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ, and the Company may be exposed to increases or decreases in income taxes that could be material. See Note 11. Income Taxes, included in Item 8. Financial Statements and Supplementary Data, for additional information regarding the deferred tax valuation allowance.
Uncertain Tax Positions
The Company records uncertain tax positions on the basis of a two-step process whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2019 and 2018, the Company had unrecognized tax benefits of $1.4 million and $1.4 million, respectively, for uncertain tax positions. See Note 11. Income Taxes, included in Item 8. Financial Statements and Supplementary Data, for additional information regarding uncertain tax provisions.
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
Wood Dale, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, significant uncertainties exist about the Company’s ability to refinance, extend, or repay outstanding indebtedness and maintain sufficient liquidity to fund its business activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Method Related to Leases
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842 Leases.
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
Chicago, Illinois
May 4, 2020

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3	$54
Accounts receivable, net of allowances of $3,561 and $2,596 as of December 31, 2019 and December 31, 2018, respectively	104,515	86,471
Income tax receivable	1,055	973
Inventories, net	108,839	105,614
Prepaid expenses and other current assets	8,110	22,917
Total current assets	222,522	216,029
Property, plant and equipment, net	23,194	24,266
Intangible assets, net	13,372	17,010
Goodwill	29,835	29,835
Other noncurrent assets	24,749	2,742
TOTAL ASSETS	$313,672	$289,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$75,835	$85,218
Current maturities of long-term debt	195	80
Revolving line of credit	39,527	54,613
Warrant liability	—	35,100
Other accrued liabilities	66,030	45,700
Total current liabilities	181,587	220,711
Deferred income taxes	1,105	647
Long-term debt, net of current maturities	55,657	55,088
Noncurrent contract liabilities	17,998	14,611
Other noncurrent liabilities	28,828	17,403
TOTAL LIABILITIES	$285,175	$308,460

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 and 19,067 shares issued; 22,857 and 18,638 shares outstanding at December 31, 2019 and December 31, 2018, respectively	23	19
Additional paid-in capital	165,527	126,412
Accumulated deficit	(126,912)	(135,160)
Treasury stock, at cost, 260 and 429 shares at December 31, 2019 and December 31, 2018, respectively	(10,141)	(9,849)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	28,497	(18,578)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$313,672	$289,882
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	For the Year Ended December 31,
	2019	2018
Net sales	$546,076	$496,038
Cost of sales	446,188	437,269
Gross profit	99,888	58,769
Operating expenses:
Research, development and engineering expenses	24,932	28,601
Selling, general and administrative expenses	54,114	59,631
Asset impairment charges	1	2,234
Amortization of intangible assets	3,638	5,008
Total operating expenses	82,685	95,474
Operating income (loss)	17,203	(36,705)
Other expense:
Interest expense	7,871	7,628
Loss from change in value and exercise of warrants	1,352	10,400
Other income, net	(677)	(176)
Total other expense	8,546	17,852
Income (loss) before income taxes	8,657	(54,557)
Income tax expense	409	169
Net income (loss)	$8,248	$(54,726)

Weighted-average common shares outstanding:
Basic	21,512	18,585
Diluted	21,530	18,585
Earnings (loss) per common share:
Basic	$0.38	$(2.94)
Diluted	$0.38	$(2.94)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	$19	$123,838	$(82,147)	$(9,538)	$32,172
Net loss	—	—	(54,726)	—	(54,726)
Stock-based compensation expense	—	2,974	—	(311)	2,663
Payment of withholding taxes for net settlement of stock-based awards	—	(400)	—	—	(400)
Cumulative effect of adoption of ASC 606	—	—	1,713	—	1,713
Balance at December 31, 2018	19	126,412	(135,160)	(9,849)	(18,578)
Net income	—	—	8,248	—	8,248
Stock-based compensation expense	—	1,540	—	(292)	1,248
Payment of withholding taxes for net settlement of stock-based awards	—	(489)	—	—	(489)
Issuance of common stock to Weichai	4	38,064	—	—	38,068
Balance at December 31, 2019	$23	$165,527	$(126,912)	$(10,141)	$28,497
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
	2019	2018
Cash provided by (used in) operating activities
Net income (loss)	$8,248	$(54,726)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	3,638	5,008
Depreciation	5,161	5,196
Change in value and exercise of warrants	1,352	10,400
Stock-based compensation expense	1,248	2,663
Amortization of financing fees	698	1,497
Deferred income taxes	457	(56)
Asset impairment charges	1	2,234
Other non-cash adjustments, net	276	2,085
Changes in operating assets and liabilities:
Accounts receivable, net	(18,095)	(17,890)
Inventory, net	(3,977)	(26,202)
Prepaid expenses and other assets	17,125	(761)
Accounts payable	(9,494)	33,968
Accrued expenses	13,948	11,630
Other noncurrent liabilities	(2,429)	18,786
Net cash provided by (used in) operating activities	18,157	(6,168)
Cash used in investing activities
Capital expenditures	(3,681)	(3,645)
Asset acquisitions	—	(6,595)
Other investing activities, net	23	1
Net cash used in investing activities	(3,658)	(10,239)
Cash (used in) provided by financing activities
Proceeds from revolving line of credit	544,146	516,440
Repayments of revolving line of credit	(559,232)	(498,881)
Proceeds from Weichai Warrant exercise	1,616	—
Other financing activities, net	(1,080)	(1,098)
Net cash (used in) provided by financing activities	(14,550)	16,461
Net (decrease) increase in cash and restricted cash	(51)	54
Cash and restricted cash at beginning of the year	54	—
Cash and restricted cash at end of the year	$3	$54
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies and Other Information
Nature of Business Operations
Power Solutions International, Inc. (“Power Solutions,” “PSI” or the “Company”), a Delaware corporation, is a global producer and distributor of a broad range of high-performance, certified, low-emission power systems, including alternative-fueled power systems for original equipment manufacturers (“OEMs”) of off-highway industrial equipment and certain on-road vehicles and large custom-engineered integrated electrical power generation systems.
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
Weichai also entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the SPA. The Rights Agreement provides Weichai with representation on the Company’s Board of Directors (the “Board”) and management representation rights. Weichai currently has three representatives on the Board. According to the Rights Agreement, once Weichai exercised the Weichai Warrant and became the majority owner of the Company’s outstanding shares of Common Stock calculated on a fully diluted as-converted basis (excluding certain excepted issuances), the Company became required to appoint to the Board an additional individual designated by Weichai or such additional numbers of individuals so that Weichai designees constitute the majority of the directors serving on the Board. As of the date of this filing, Weichai has not designated an additional representative to the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Stock Market (“NASDAQ”) Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e).
Going Concern Considerations
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that credit agreement dated March 27, 2020 between the Company and Standard Chartered Bank ("Standard Chartered"), as administrative agent (the "Credit Agreement"). The Credit Agreement, which allows the Company to borrow up to $130.0 million, matures on March 26, 2021 with an optional 60-day extension subject to certain conditions and payment of a 0.25% extension fee. See Note 6. Debt for further discussion of the Credit Agreement.
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
Additionally, as discussed in Note 16. Subsequent Events, in January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a global pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a material adverse impact on the results of operations, financial position, and liquidity of the Company.
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

Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Year Ended December 31,
	2019	2018
Customer A	17%	11%
Customer B	13%	15%
The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of December 31,
	2019	2018
Customer A	49%	25%
Customer B	**	15%

**	Less than 10% of the total
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Year Ended December 31,
	2019	2018
Supplier A	25%	19%
Supplier B	13%	13%
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
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments that mature within three months or less. Such investments are stated at cost, which approximates fair value. The Company’s revolving credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) included a “lockbox” arrangement that received all receipts and from which the Company could request increases in the revolver borrowings. On April 2, 2020, the Company entered into the Credit Agreement with Standard Chartered. The Credit Agreement does not include a “lockbox” arrangement. See Note 6. Debt for additional information regarding the Wells Fargo Credit Agreement (the “Wells Fargo Credit Agreement”) and the Credit Agreement.
Research and Development
Research and development (“R&D”) expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $23.3 million and $26.8 million for 2019 and 2018, respectively.
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
Insurance Recoveries
The Company records insurance recoveries related to amounts recorded as estimated losses on events covered by the Company’s insurance policies when management determines that the recovery is probable and the amount can be reasonably determined. As of December 31, 2019 and 2018, the Company had recorded assets related to insurance recoveries of $3.6 million and $16.0 million, respectively, primarily related to litigation reserves and related legal fees.
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
Inventories consist of the following:

(in thousands)	As of December 31,
Inventories	2019	2018
Raw materials	$90,677	$90,877
Work in process	2,007	2,390
Finished goods	19,119	18,077
Total inventories	111,803	111,344
Inventory allowance	(2,964)	(5,730)
Inventories, net	$108,839	$105,614

Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Year Ended December 31,
Inventory Allowance	2019	2018
Balance at beginning of period	$5,730	$6,227
Charged to expense	677	2,153
Write-offs	(3,443)	(2,650)
Balance at end of period	$2,964	$5,730
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
Intangible Assets
The Company’s intangible assets include customer relationships, developed technology, trade names and trademarks. Intangible assets are amortized on an accelerated basis over a period of time that approximates the pattern over which the Company expects to gain the estimated economic benefits, and such period generally ranges between three years and 15 years.
Impairment of Long-Lived Assets
The Company assesses potential impairments to its long-lived assets or asset groups, excluding goodwill which is separately tested for impairment, whenever events indicate that the carrying amount of such assets may not be recoverable. Long-lived assets are evaluated for impairment by comparing the carrying value of the asset or asset group with the estimated future net undiscounted cash flows expected to result from the use of the asset or asset group, including cash flows from disposition. If the future net undiscounted cash flows are less than the carrying value, an impairment loss is calculated. An impairment loss is determined by the amount that the asset’s or asset group’s carrying value exceeds its estimated fair value. Estimated fair value is generally measured by discounting estimated future cash flows. If an impairment loss is recognized, the adjusted balance becomes the new cost basis and is depreciated (amortized) over the remaining useful life. The Company also periodically reassesses the useful lives of its long-lived assets due to advances and changes in technologies.
In 2019, the Company incurred immaterial impairment charges related to certain long-lived assets removed from service during the year. In the fourth quarter of 2018, the Company recognized an impairment charge of $2.2 million related to developed technology. See Note 5. Goodwill and Other Intangibles for further discussion.
As a result of the recent COVID-19 pandemic and its impacts on the global economy, it is reasonably possible that the Company will be adversely impacted in future periods which may result in the recognition of material impairment charges related to its long-lived assets.
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to the net acquired assets. Goodwill is not amortized but is tested for impairment at the reporting unit level, on an annual basis or more frequently, if events occur or circumstances change indicating potential impairment. The Company annually tests goodwill for impairment on October 1.
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
The Company calculates its estimated fair value using the income and market approaches when feasible, or an asset approach when neither the income nor the market approach has sufficient data. For the income approach, a discounted cash flow method, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates and demand trends, expected future investments to grow new units, and estimated discount rates. The Company based these assumptions on its historical data and experience, industry projections, and micro and macro general economic condition projections and expectations. The market approach, also called the Guideline Public Company Approach, compares the value of an entity to similar publicly traded companies. The asset approach estimates the selling price the unit could achieve under assumed market conditions.
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
During the years ended December 31, 2019 and 2018, the Company performed a Step 1 assessment and determined that the estimated fair value of the reporting units exceeded the carrying value; as such, no impairment charges were recognized.
As a result of the recent COVID-19 pandemic and its impacts on the global economy, it is reasonably possible that the Company will be adversely impacted in future periods which may result in the recognition of material goodwill impairment charges.
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
Other Accrued Liabilities	2019	2018
Accrued product warranty	$17,142	$9,767
Litigation reserves *	5,020	16,139
Contract liabilities	26,898	4,897
Accrued compensation and benefits	6,599	4,520
Operating lease liabilities	3,789	—
Accrued interest expense	1,087	1,175
Other	5,495	9,202
Total	$66,030	$45,700

*
As of December 31, 2019, litigation reserves primarily consisted of reserves related to ongoing government investigations and the settlement of the Federal Derivative Litigation. As of December 31, 2018, litigation reserves primarily consisted of accruals for the settlement of the Securities Litigation, Federal Derivative Litigation, and the Cohen matter. The Company concluded that insurance recovery was probable related to $1.9 million and $14.0 million of the litigation reserves as of December 31, 2019 and 2018, respectively, and recognized full recovery of the settlement amounts in Prepaid expenses and other current assets. See Note 10. Commitments and Contingencies for additional information.

Warranty Costs
The Company offers a standard limited warranty on the workmanship of its products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the U.S. Environmental Protection Agency (the “EPA”) and / or the California Air Resources Board (the “CARB”) and are longer than the Company’s standard warranty on certain emission-related products. The Company’s products also carry limited warranties from suppliers. The Company’s warranties generally apply to engines fully manufactured by the Company and to the modifications the Company makes to supplier base products. Costs related to supplier warranty claims are generally borne by the supplier and passed through to the end customer.
Warranty estimates are based on historical experience and represent the projected cost associated with the product. A liability and related expense are recognized at the time products are sold. The Company adjusts estimates when it is determined that actual costs may differ from initial or previous estimates.

The Company records adjustments to preexisting warranties for changes in its estimate of warranty costs for products sold in prior fiscal years in the period in which new information is received and the information indicates that actual costs may differ from the Company’s initial or previous estimates. Such adjustments typically occur when claims experience deviates from historic and expected trends. During 2019, the Company recognized a charge for adjustments to preexisting warranties of $2.7 million compared to charges of $3.8 million in 2018.
When the Company identifies cost effective opportunities to address issues in products sold or corrective actions for safety issues, it initiates product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions is generally recorded when the Company commits to a product recall or field campaign. In each subsequent quarter after a recall or field campaign is initiated, the recorded warranty liability balance is analyzed, reviewed and adjusted, if necessary, to reflect any changes in the anticipated average cost of repair or number of repairs to be completed prospectively.
When collection is reasonably assured, the Company also estimates the amount of warranty claim recoveries to be received from its suppliers. Warranty costs and recoveries are included in Cost of sales in the Consolidated Statements of Operations.
Accrued product warranty activities are presented below:

(in thousands)	For the Year Ended December 31,
Accrued Product Warranty	2019	2018
Balance at beginning of year	$23,102	$12,628
Current year provision	10,349	15,840
Changes in estimates for preexisting warranties *	2,730	3,842
Payments made during the period	(10,680)	(9,208)
Balance at end of year	25,501	23,102
Less: Current portion	17,142	9,767
Noncurrent accrued product warranty	$8,359	$13,335

*
Change in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. The Company’s warranty liability is generally affected by failure rates, repair costs and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. In the first quarter of 2019, the Company recorded a charge for changes in estimates of $2.7 million, or $0.13 per diluted share.

Revenue Recognition
On January 1, 2018, the Company adopted the new revenue recognition guidance, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), on a modified retrospective basis. See Note 2. Revenue for additional information the Company’s policy related to revenue recognition.
Recently Issued Accounting Pronouncements – Adopted
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, which created ASC Topic 842, Leases, and superseded the existing guidance in ASC 840, Leases. See Note 7. Leases for additional information on the Company’s policy related to leases.
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
For contracts with multiple performance obligations, the Company allocates the total transaction price to distinct performance obligations based on directly observable data, if available, or the Company’s best estimate of the stand-alone selling price of each distinct performance obligation. The primary method used to estimate stand-alone selling price is the cost plus a margin approach.
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
Timing of revenue recognition. The Company recognizes revenue related to performance obligations in its contracts with customers when control passes to the customer. Control passes to the customer when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. For the majority of the Company’s products, revenue is recognized at a point in time when the products are shipped or delivered to the customer based on the shipping terms as that is the point in time when control passes to the customer. For the years ended December 31, 2019 and 2018, the Company recognized revenue of $489.0 million and $449.8 million, respectively, related to products shipped or delivered at a point in time.
The Company also recognizes revenue over time primarily when the Company’s performance obligations include enhancing a customer-controlled asset (generally when an engine is provided by the customer), constructing an asset with no alternative future use and the Company has an enforceable right to payment throughout the period as the services are performed, or providing an extended warranty beyond the Company’s standard warranty. The Company recognizes revenue throughout the manufacturing process when constructing an asset based on labor hours incurred because the customer receives the benefit of the asset as the product is constructed. The Company believes labor hours incurred relative to total estimated labor hours at completion faithfully depicts the transfer of control to the customer. The Company recognizes revenue related to extended warranty programs based on the passage of time over the extended warranty period. For the years ended December 31, 2019 and 2018, the Company recognized revenue of $57.1 million and $46.2 million, respectively, for products manufactured over time.
Shipping and handling costs. The Company accounts for shipping and handling costs as fulfillment costs which are recorded in Cost of sales in the Consolidated Statements of Operations. This includes shipping and handling costs incurred after control of the asset has transferred to the customer as the Company has elected the practical expedient in ASC 606.
Variable consideration. Variable consideration primarily includes rebates and discounts. The Company estimates the projected amount of rebates and discounts based on current assumptions, customer-specific information and historical experience. Variable consideration is recorded as a reduction of revenue to the extent that it is probable that there will not be significant changes to the Company’s estimate of variable consideration when any uncertainties are settled.
Costs to obtain and fulfill a contract. The Company has elected the practical expedient in ASC 606 to recognize incremental costs to obtain a contract (primarily commissions) as expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is one year or less.
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Year Ended December 31,
End Market	2019	2018
Energy	$222,779	$185,685
Industrial	180,111	201,196
Transportation	143,186	109,157
Total	$546,076	$496,038
The following table summarizes net sales by geographic area:

(in thousands)	For the Year Ended December 31,
Geographic Area	2019	2018
North America	$483,302	$436,068
Pacific Rim	39,180	42,071
Europe	16,562	13,743
Other	7,032	4,156
Total	$546,076	$496,038

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

(in thousands)	As of December 31,
	2019	2018
Short-term contract assets (included in Prepaid expenses and other current assets)	$694	$2,926
Short-term contract liabilities (included in Other accrued liabilities)	(26,898)	(4,897)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(17,998)	(14,611)
Net contract liabilities	$(44,202)	$(16,582)
During the year ended December 31, 2019, the Company recognized $6.7 million of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2018. The increase in the contract liabilities from December 31, 2018 to December 31, 2019 is primarily related to the prepayment for certain engines by a customer under a long-term supply agreement.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $41.8 million of remaining performance obligations as of December 31, 2019 primarily related to a long-term manufacturing contract with a customer and extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $23.8 million in 2020, $15.6 million in 2021, $0.7 million in 2022, $0.7 million in 2023 and $1.0 million in 2024 and beyond.
Note 3.    Weichai Transactions
In March 2017, the Company and Weichai executed the SPA in which the Company issued stock and a warrant to Weichai for aggregate proceeds of $60.0 million (the “Weichai Transactions”), composed of the following:

•	2,728,752 shares of Common Stock;

•	2,385,624 shares of Series B Redeemable Convertible Preferred Stock (“Series B Convertible Preferred Stock”) that was converted into 4,771,248 shares of Common Stock in November 2017; and

•	the Weichai Warrant as discussed further below.
The Company used proceeds from the sale of the above securities pursuant to the SPA and borrowings under the Wells Fargo Credit Agreement to pay off the outstanding TPG Term Loan (the “TPG Term Loan”) with TPG Specialty Lending, Inc. (“TPG”).
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
On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company’s Common Stock, as of such date. The exercise proceeds for the warrants of $1.6 million were based on 50% of the VWAP during the 20 consecutive trading day period preceding April 23, 2019 and the $15.0 million reduction in the exercise price described above. The Company recorded net expense of $1.4 million related to the Weichai Warrant during 2019 including the impact of the exercise.
Weichai Collaboration Arrangement and Related Party Transactions
The Company and Weichai executed a strategic collaboration agreement (the “Collaboration Agreement”) on March 20, 2017, in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experiences, expertise and resources. Among other things, the collaboration arrangement established a joint steering committee, permitted Weichai to second a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations, related to stationary natural-gas applications and Weichai diesel engines. The collaboration arrangement provided for the steering committee to create various sub-committees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement had a term of three years that was set to expire in March 2020. On March 26, 2020, the Collaboration Agreement was extended for an additional term of three years.
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. For the years ended December 31, 2019 and 2018, the Company sales to and outstanding receivables from Weichai were immaterial. The Company purchased $4.4 million and $3.5 million of inventory from Weichai during 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had outstanding payables to Weichai of $5.9 million and $3.7 million, respectively.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of December 31,
Property, Plant and Equipment	2019	2018
Leasehold improvements	$6,745	$6,405
Machinery and equipment	41,243	38,454
Construction in progress	1,679	1,241
Total property, plant and equipment, at cost	49,667	46,100
Accumulated depreciation	(26,473)	(21,834)
Property, plant and equipment, net	$23,194	$24,266
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
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both December 31, 2019 and 2018 was $29.8 million. Accumulated impairment losses at both December 31, 2019 and 2018 were $11.6 million.
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

Components of intangible assets are as follows:

(in thousands)	As of December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(22,236)	$12,704
Developed technology	700	(605)	95
Trade names and trademarks	1,700	(1,127)	573
Total	$37,340	$(23,968)	$13,372

(in thousands)	As of December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(18,816)	$16,124
Developed technology	700	(537)	163
Trade names and trademarks	1,700	(977)	723
Total	$37,340	$(20,330)	$17,010
Estimated future amortization expense for intangible assets as of December 31, 2019 is as follows:

(in thousands)
Year Ending December 31,	Estimated Amortization
2020	$3,053
2021	2,535
2022	2,124
2023	1,746
2024	1,459
2025 and beyond	2,455
Total	$13,372
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of December 31,
	2019	2018
Short-term financing:
Wells Fargo revolving credit facility	$39,527	$54,613

Long-term debt:
Unsecured senior notes	$55,000	$55,000
Finance leases and other debt	1,087	456
Unamortized debt issuance costs *	(235)	(288)
Total long-term debt and finance leases	55,852	55,168
Less: Current maturities of long-term debt and finance leases	195	80
Long-term debt	$55,657	$55,088

*
Unamortized financing costs and deferred fees on the Wells Fargo Revolving Credit Facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Debt issuance costs incurred, including gross waiver fees (primarily paid to the lenders), were $0.3 million and $1.0 million in 2019 and 2018, respectively.

The Company paid $6.9 million and $6.1 million in cash for interest in 2019 and 2018, respectively.
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
Certain events of default (including delinquent filing of annual and periodic reports with the Securities and Exchange Commission (“SEC”) and material weaknesses in the control environment) occurred with respect to the Company’s credit agreements. While waivers were obtained or debt was renegotiated with the respective lenders, absent such waivers the debt would have been in breach of covenants. The Company pledged substantially all of its tangible and intangible assets, including inventory, receivables and fixed assets, as collateral under the Wells Fargo Credit Agreement.
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

•
bears interest at Wells Fargo’s prime rate plus a margin ranging from 1.25% to 1.75% per annum or at the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.75% to 3.25% per annum at the Company’s option; interest rate margin will decrease by 1% per annum upon the Company becoming current with its SEC filings;

•	has an unused line fee of 0.25%;

•
contains restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional debt, prepay subordinated indebtedness, or make certain distributions on capital stock; and

•	limits borrowings to the lesser of the maximum revolving line of credit and the borrowing base, which is defined as a percentage of the Company’s eligible accounts receivable and inventory.
Information regarding amounts borrowed under the Wells Fargo Credit Agreement includes the following:

(in thousands, except interest rate)	Year ended December 31,
Description	2019	2018
Average borrowings under Wells Fargo Revolving Credit Facility	$48,235	$47,031
Average Interest Cost on Wells Fargo Revolving Credit Facility	6.30%	6.51%

(in thousands, except interest rate)	As of December 31,
Description	2019	2018
Accrued and unpaid interest	$400	$174
LIBOR loan interest rate	5.00%	5.97%
Wells Fargo Prime Rate (Base Rate) loan interest rate	6.25%	7.25%
As of December 31, 2019 and 2018, the Company had available borrowing capacity under the revolving line of credit of $14.9 million and $8.9 million, respectively.

Significant changes to the Wells Fargo Credit Agreement since January 1, 2018 are summarized in the table below:

Amendment Date and Title	Reason for Amendment	Significant Changes/Notes Regarding Amendment to the Wells Fargo Credit Agreement
March 29, 2018. Sixth Amendment and Waiver to the June 28, 2016 Agreement	To consider implications of various events of default
• Increased the maximum borrowing under the revolving credit facility to $75.0 million from $65.0 million
• Modified the reserve against the maximum borrowing under the revolving credit facility to the greater of $6.5 million and 10% of borrowing base, but no more than $7.5 million on or prior to September 30, 2018 and thereafter equal to $9.0 million
• Extended the maturity date of the facility to the earlier of March 31, 2021 or 60 days prior to the final maturity of the Unsecured Senior Notes, which were extended to January 1, 2020, resulting in a maturity date of November 2, 2019 on the Wells Fargo revolving credit facility
• The revolving credit facility will continue to bear interest at a per annum rate equal to 100 basis points (1%) above the per annum rate otherwise applicable under the credit agreement until the Company is current with its SEC filings
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

The aforementioned amendments, consents and waivers related to the Wells Fargo Credit Agreement in 2019 and 2018 were accounted for as debt modifications. There were no debt issuance costs or third-party fees incurred in 2019 related to the debt modifications during the year. The Company incurred fees of $0.8 million in 2018 related to the modification which were deferred and amortized through the anticipated maturity date of the Wells Fargo Credit Agreement. As of December 31, 2019, all deferred debt issuance costs related to the Wells Fargo Credit Agreement had been amortized.
The Wells Fargo revolving credit facility is presented as a current liability on the Consolidated Balance Sheets as of December 31, 2019 and 2018 because of a subjective acceleration clause and a “lockbox” arrangement that sweeps cash receipts to pay down the revolver balance, without requiring the Company’s specific consent, and provides advances up to current limits to cover outlays.
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
The Unsecured Senior Notes are unsecured debt of the Company and are effectively subordinated to its existing and future secured debt, including the debt in connection with the Wells Fargo Credit Agreement. The following are some of the current key provisions of the Unsecured Senior Notes:

•	mature on June 30, 2020;

•	accrue interest at 7.50% per annum (reduced from 8.50% upon filing the 2017 Annual Report on Form 10-K in May 2019), payable semiannually in arrears on May 1 and November 1 of each year;

•	redeemable by the holders in whole or in part upon a change in control at a purchase price of 101% of the principal amount, plus accrued and unpaid interest;

•
contain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional debt, prepay subordinated indebtedness, pay dividends or make other distributions on capital stock; and

•	provide for customary events of default (subject in certain cases to customary grace and cure periods).
Significant amendments to the Unsecured Senior Notes since January 1, 2018 are included in the table below:

Amendment Date and Title	Reason for Amendment	Significant Changes/Notes Related to Amendment to the Unsecured Senior Notes
April 19, 2018. Fourth Supplemental Indenture	To amend certain covenants and waive certain events of default
• Extended the maturity date to January 1, 2020
• Waived defaults with respect to the failure to file with the Trustee and the SEC for 2015 through 2019
• Increased the interest rate from 6.50% to 8.50% per annum effective October 1, 2018. The interest rate decreased to 7.50% per annum upon filing the 2017 Form 10-K with the SEC
• the Company paid a consent fee of $0.3 million.

October 30, 2019. Fifth Supplemental Indenture	To extend the maturity date	• Extended maturity date to June 30, 2020 • The Company paid a fee of $0.3 million

Debt issuance costs of $0.3 million and $0.3 million incurred in 2019 and 2018, respectively, were deferred and amortized to interest expense through the anticipated maturity date of the Unsecured Senior Notes.
The interest rate on the Unsecured Senior Notes decreased to 7.50% per annum upon filing the 2017 Form 10-K with the SEC in May 2019. In addition, on October 30, 2019, the maturity date of the Unsecured Senior Notes was extended to June 30, 2020. By extending the maturity date of the Unsecured Senior Notes, the maturity date of the Wells Fargo Credit Agreement is extended to May 1, 2020.
The Unsecured Senior Notes are presented as a noncurrent liability on the Consolidated Balance Sheets as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the accrued, but unpaid, interest on the Unsecured Senior Notes was $0.7 million and $0.8 million, respectively.
Credit Agreement
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to the Credit Agreement with Standard Chartered. The Credit Agreement allows the Company to borrow up to $130.0 million and matures on March 26, 2021 with an optional 60-day extension subject to certain conditions and payment of a 0.25% extension fee. Borrowings under the Credit Agreement shall bear interest at either the alternate base rate or LIBOR plus 2.00%, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds to (i) repay the outstanding balance of $16.8 million under the Wells Fargo Credit Agreement, (ii) fully redeem and discharge $55.0 million in aggregate principal amount of the Unsecured Senior Notes and pay related interest and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with the repayment of the outstanding balance. The Company will recognize a loss on the extinguishment of the Wells Fargo Credit Agreement and the Unsecured Senior Notes of $0.1 million related to unamortized debt issuance costs and will defer additional debt issuance costs related to the closing of the Credit Agreement of $2.0 million. The Wells Fargo Credit Agreement maturity date was the earlier of March 31, 2021, or 60 days prior to the final maturity of the Unsecured Senior Notes, which were to mature on June 30, 2020, resulting in a maturity date of May 1, 2020 for the Wells Fargo Credit Agreement.
The below schedule of remaining maturities of long-term debt excludes finance leases (refer to Note 7. Leases) and additional debt drawn under the Credit Agreement in April 2020 but reflects the Unsecured Senior Notes as due in 2021 due to the execution of the Credit Agreement in April 2020 and refinancing of the Unsecured Senior Notes.

(in thousands)
Year Ending December 31,	Maturities of Long-Term Debt
2020	$107
2021	55,107
2022	101
2023	91
2024	91
Total	$55,497
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
Lease Policies
The Company determines if an arrangement contains a lease in whole or in part at the inception of the contract. ROU assets represent the right to use an underlying asset for the lease term while lease liabilities represent the obligation to make lease payments arising from the lease. All leases with an expected term greater than twelve months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of the lease payments unless the implicit rate in the lease is readily determinable. The incremental borrowing rate is determined considering factors such as the lease term, the Company’s credit standing and the economic environment of the location of the lease.
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
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between March 2020 and August 2039. For the year ended December 31, 2019, the Company recorded lease expense of $6.9 million within Cost of sales, $0.7 million within Research, development and engineering, $0.3 million within SG&A and less than $0.1 million within Interest expense on the Consolidated Statement of Operations.
The following table summarizes the components of lease expense:

(in thousands)	For the Year Ended December 31,
2019
Operating lease cost	$5,472
Finance lease cost:
Amortization of ROU asset	170
Interest expense	49
Short-term lease cost	492
Variable lease cost	1,675
Total lease cost	$7,858
For the year ended December 31, 2018, rent expense related to operating leases under previous accounting guidance was $5.1 million.
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$5,181
Operating cash flows paid for interest portion of finance leases	49
Financing cash flows paid for principal portion of finance leases	152
Right-of-use assets obtained in exchange for lease obligations
Operating leases	280
Finance leases	536

As of December 31, 2019, the weighted-average remaining lease term was 6.7 years for operating leases and 4.5 years for finance leases. The weighted-average discount rate was 7.2% for operating leases and 6.8% for finance leases. The following table presents supplemental balance sheet information related to leases as of December 31, 2019:

(in thousands)	Operating Leases	Finance Leases
ROU assets, net [1]	$20,677	$777

Lease liabilities, current [2]	3,789	195
Lease liabilities, non-current [3]	17,679	617
Total lease liabilities	$21,468	$812
1.     Included in Other noncurrent assets for operating leases and Property, plant and equipment, net for finance leases on the Consolidated Balance Sheet.
2.     Included in Other accrued liabilities for operating leases and Current maturities of long-term debt for finance leases on the Consolidated Balance Sheet.

3.	Included in Other noncurrent liabilities for operating leases and Long-term debt, net of current maturities for finance leases on the Consolidated Balance Sheet.
The following table presents maturity analysis of lease liabilities as of December 31, 2019:

(in thousands)
Year Ending December 31,	Operating Leases	Finance Leases
2020	$5,210	$243
2021	4,827	243
2022	4,668	175
2023	3,247	101
2024	1,813	82
Thereafter	7,389	96
Total undiscounted lease payments	27,154	940
Less: imputed interest	5,686	128
Total lease liabilities	$21,468	$812
The future minimum lease payments due under operating and capital leases in effect, as amended and extended, as of December 31, 2018, under the previous lease guidance, were as follows:

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

(in thousands)	As of December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Wells Fargo Credit Agreement	$39,527	$—	$39,527	$—
Unsecured Senior Notes	54,765	—	—	54,600

(in thousands)	As of December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Wells Fargo Credit Agreement	$54,613	$—	$54,613	$—
Unsecured Senior Notes	54,712	—	—	52,700
Other Financial Assets and Liabilities
In addition to the methods and assumptions used for the financial instruments discussed above, accounts receivable, net, income tax receivable, and accounts payable and certain accrued expenses are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments.
Financial Instruments Measured at Fair Value
The Company’s warrant liability was measured at fair value based on unobservable inputs and was, thus, considered a Level 3 financial instrument in the three-level valuation hierarchy.

(in thousands)	As of December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Warrant liability	$35,100	$—	$—	$35,100
Warrants
The following table summarizes changes in the estimated fair value of the Company’s warrant liability:

(in thousands)	As of December 31,
	2019	2018
Balance at beginning of year	$35,100	$24,700
Change in value of warrants *	1,352	10,400
Settlement of warrants	(36,452)	—
Balance at end of year	$—	$35,100

*
The change in value of the warrant liability for each year is presented in Loss from change in value and exercise of warrants in the Company’s Consolidated Statements of Operations. The change in value for the year ended December 31, 2019 includes the impact of Weichai exercising the warrant in April 2019.

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
Note 9.    Defined Contribution Plans
As of December 31, 2018, the Company had not contributed to the plans and recorded a liability of $0.7 million for 2018 contributions. During 2019, the Company made contributions of $0.7 million (primarily related to the contribution for 2018) and had recorded a liability of $0.5 million as of December 31, 2019 for additional 2019 contributions.
Note 10.    Commitments and Contingencies
Legal Contingencies
The legal matters discussed below and others could result in losses, including damages, fines, civil penalties and criminal charges, which could be substantial. The Company records accruals for these contingencies to the extent the Company concludes that a loss is both probable and reasonably estimable. Regarding the matters disclosed below, unless otherwise disclosed, the Company has determined that liabilities associated with these legal matters are reasonably possible; however, unless otherwise stated, the possible loss or range of possible loss cannot be reasonably estimated. Given the nature of the litigation and investigations and the complexities involved, the Company is unable to reasonably estimate a possible loss for all such matters until the Company knows, among other factors the following information:

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
In July 2018, the plaintiffs in the consolidated Dorvit and Martin Actions filed an amended consolidated complaint (the “Second Amended Complaint”) against certain of the Company’s current and former officers and directors, who are indemnified by the Company as to their legal fees and defense costs. The Second Amended Complaint asserts claims for breach of fiduciary duty, unjust enrichment, corporate waste and failure to hold an annual stockholders’ meeting, and it seeks an unspecified amount of damages, an order compelling the Company to hold an annual stockholders’ meeting and an award of costs, including reasonable attorneys’ fees and expenses. In April 2019, the parties reached an agreement in principle to settle the litigation for approximately $1.9 million (“Settlement Amount”), half of which will be used to pay certain defense costs on behalf of the Company, and the remaining half of which the plaintiffs sought as an award of their attorneys’ fees and expenses in connection with the benefit conferred by the settlement. The settlement was approved by the court in August 2019 over two objections, including from the plaintiffs in the McClenney Action (defined below). Plaintiffs in the McClenney Action appealed the court’s order approving the settlement. On February 28, 2020, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court’s approval of the settlement. Absent an extension, the plaintiffs in the McClenney Action plaintiffs have until July 27, 2020 to seek further review in the U.S. Supreme Court. The Company’s insurers made a payment of half of the Settlement Amount in September 2019 toward the fulfillment of the plaintiff’s award of attorneys’ fees and expenses, and the insurers have allocated the remaining half of the Settlement Amount toward the payment of certain defense costs consistent with the terms of the settlement. The Company had accrued for the settlement in Other accrued liabilities and for the full insurance recovery of the Settlement Amount in Prepaid expenses and other current assets as of December 31, 2018.
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
Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. On April 1, 2020, the Court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. The Company intends to vigorously defend against this action. At this time, the Company is unable to predict the ultimate outcome of this matter or meaningfully quantify how the final resolution of this matter may impact its results of operations, financial condition or cash flows.
Don Wilkins v. the Company
In April 2017, Don Wilkins, former VP of Advanced Product Development for the Company, filed a two-count complaint alleging breach of contract by the Company and violation of the Illinois Wage Payment and Collections Act (“IWPCA”) by the Company and its former CEO, Gary Winemaster (the “Wilkins Complaint”). The Wilkins Complaint claims the Company did not have cause to terminate Mr. Wilkins’ Employment and Confidentiality Agreement (“Agreement”), executed January 6, 2012, and that the Company and Mr. Winemaster violated the IWPCA by failing to pay him accrued but unpaid vacation and earned commissions. The Wilkins Complaint seeks damages including a $2.0 million bonus entitlement in the Agreement, guaranteed annual salary to increase at 1.5 times the Consumer Price Index per year from the termination date to the end-date of the Agreement, December 31, 2020, and 20,000 shares of restricted stock granted to him in 2013 with a vesting schedule through 2020. In June 2017, the Company and Mr. Winemaster answered the complaint and asserted numerous defenses. The Company also asserted counterclaims against Wilkins including violation of the Illinois Trade Secrets Act, breach of the Agreement, breach of fiduciary duty, and spoliation. In January 2019, Mr. Wilkins voluntarily dismissed with prejudice his claims for unpaid commissions and vacation against the Company and Mr. Winemaster, subject to the parties’ confidential settlement agreement of those claims. Discovery is ongoing and no trial date has been set. In February 2020, the Company filed a motion for protective order or to stay the litigation, which the Court denied on April 7, 2020. On April 22, 2020, the parties reached an agreement in principle to settle all remaining claims for a $1.1 million payment (“Wilkins Settlement Amount”) to Mr. Wilkins. The Company will contribute $0.9 million of the Wilkins Settlement Amount which was reserved during the first quarter of 2019. The parties are working on the final settlement documents. The parties will stipulate to the dismissal of the litigation with prejudice within 7 days after payment of the Wilkins Settlement Amount.
Other Commitments
Letters of Credit
At December 31, 2019, the Company had seven outstanding letters of credit totaling $3.0 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies.
Guaranteed Minimum Commission Payment
As a result of the AGA asset acquisition discussed in Note 5. Goodwill and Other Intangibles, the Company agreed to make quarterly commission payments to the former owners with a guaranteed minimum commission payment of $1.2 million. At December 31, 2019 and 2018, $0.4 million and $1.0 million, respectively, remained outstanding related to the guaranteed minimum commission payment.

Supply Agreements
In October 2019, the Company entered into an addendum (the “Addendum”) to a supply agreement (the “Supply Agreement”), dated December 11, 2007, with a key supplier. The Addendum extends the Supply Agreement to December 31, 2023 with automatic annual extensions thereafter unless notice of termination is provided. The Addendum extends the Company’s exclusivity for the prescribed territory, but carves out of the restriction the competing engine products supplied by General Motors Company and Weichai. The Company committed to maximize sales and service opportunities on both the key supplier and Weichai engine products, recognizing their different value proposition and target markets. The Addendum also updates the minimum product purchase commitments for the period 2019 through 2023 to $40.0 million per year, subject to reductions based on market declines in oil prices and defined prescribed payments to the key supplier triggered by shortfalls in purchases made by the Company during each annual calendar period. The Company made product purchases of $47.2 million and $44.9 million in 2019 and 2018, respectively.
Given the significant decline in oil prices in early 2020, the Company is evaluating the impact of potential future purchasing volume reductions. As of December 31, 2019, no liability has been established for any possible purchasing shortfall payments.
Note 11.    Income Taxes
Income tax expense was as follows:

(in thousands)	For the Year Ended December 31,
	2019	2018
Current tax (benefit) expense
Federal	$(238)	$198
State	91	27
Foreign	99	—
Total current tax (benefit) expense	$(48)	$225

Deferred tax expense (benefit)
Federal	$329	$(149)
State	128	93
Total deferred tax expense (benefit)	457	(56)
Total tax expense	$409	$169
The Company received net cash refunds for income taxes of $0.3 million and $0.2 million in 2019 and 2018, respectively.
A reconciliation between the Company’s effective tax rate on income (loss) before income taxes and the statutory tax rate is as follows:

(in thousands)	For the Year Ended December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Income tax expense (benefit) at federal statutory rate	$1,818	21.0%	$(11,457)	21.0%
State income tax, net of federal benefit	618	7.1%	(1,762)	3.2%
Non-deductible warrant expense	284	3.3%	2,184	(4.0)%
Other permanent differences	46	0.5%	70	(0.1)%
Research and development tax credits	(715)	(8.3)%	(1,058)	1.9%
Other tax credits	1	—%	(934)	1.7%
Tax reserve reassessment	25	0.3%	196	(0.4)%
Change in valuation allowance	(2,696)	(31.1)%	12,856	(23.5)%
Return adjustment	752	8.7%	—	—%
Stock-based compensation	279	3.2%	96	(0.2)%
Other, net	(3)	—%	(22)	0.1%
Income tax expense	$409	4.7%	$169	(0.3)%

For the year ended December 31, 2019, the Company recognized pretax income of $8.7 million, which included $1.4 million of permanently excludable loss associated with the change in the valuation and exercise of the Weichai Warrant. For the year ended December 31, 2018, the Company recognized a pretax loss of $54.6 million, which included $10.4 million of permanently excludable loss associated with the change in the valuation of the Weichai Warrant.
The Company generates R&D tax credits as a result of its R&D activities, which reduce the Company’s effective income tax rate. In general, these credits are general business credits and may be carried forward up to 20 years to be offset against future taxable income.
Significant components of deferred income tax assets and liabilities consisted of the following:

(in thousands)	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$16,389	$19,006
Research and development credits	4,398	3,858
Other state credits	1,922	1,923
Inventory	1,718	2,203
Allowances and bad debts	1,009	840
Accrued warranty	6,344	5,732
Accrued wages and benefits	1,294	413
Other accrued expenses	1,393	5,281
Stock-based compensation	205	649
Capitalized research and development costs	486	770
163(j) disallowed interest	1,688	1,643
Intangible amortization	1,855	2,240
Contract liabilities	3,583	495
Operating lease liability	5,989	—
Other	356	847
Total deferred tax assets	48,629	45,900
Valuation allowance	(41,709)	(44,405)
Total deferred tax assets, net of valuation allowance	$6,920	$1,495

Deferred tax liabilities:
ROU operating lease asset	$(5,652)	$—
Tax depreciation in excess of book depreciation on property, plant and equipment	(2,373)	(2,142)
Total deferred tax liabilities	$(8,025)	$(2,142)

Net deferred tax liability	$(1,105)	$(647)
The Company’s net deferred tax liability is presented as a separate line item in the Consolidated Balance Sheets.
A valuation allowance is required to be established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset.
The Company evaluated the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As a result of this evaluation, the Company concluded that the negative evidence outweighed the positive evidence and that a full valuation allowance should be maintained against its net deferred tax assets as of December 31, 2019 and 2018. The Company’s net deferred tax liability of $1.1 million and $0.6 million as of December 31, 2019 and 2018, respectively, represents the deferred tax liability related to indefinite-lived assets which cannot serve as a source of income for the realization of deferred tax assets.

As of December 31, 2019, the Company has, on a tax-effected basis, $6.3 million in R&D and state tax credit carryforwards which begin to expire in 2020. The Company has $11.4 million and $5.0 million of federal and state (tax effected, net of federal tax benefit) net operating loss carryforwards that are available to offset taxable income in the future. The federal and state net operating loss carryforwards begin to expire in 2037 and 2026, respectively. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4.0 million shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company’s Common Stock. The Company believes that this will constitute an “ownership change” as defined in Section 382 of the Internal Revenue Code. Consequently, all pre-ownership change tax attributes are subject to an annual Section 382 limitation. Based on the current estimated annual Section 382 limitation, the Company believes all tax attributes subject to Section 382 will be utilized prior to their expiration dates, if any.
The change in unrecognized tax benefits excluding interest and penalties were as follows:

(in thousands)	For the Year Ended December 31,
	2019	2018
Balance at beginning of year	$1,421	$1,307
Additions based on tax positions related to the current year	144	193
Reductions for tax positions of prior years	(135)	(79)
Balance at end of year	$1,430	$1,421
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax expense. As of December 31, 2019 and 2018, the amount accrued for interest and penalties was not material. The Company reflects the liability for unrecognized tax benefits as Other noncurrent liabilities in its Consolidated Balance Sheets. The amounts included in “reductions for tax positions of prior years” represent decreases in the unrecognized tax benefits relating to settlements reached with taxing authorities during each year shown.
As of December 31, 2019, the Company believes the liability for unrecognized tax benefits, excluding interest and penalties, could decrease by an immaterial amount in 2020 due to lapses in the statute of limitations. Due to the various jurisdictions in which the Company files tax returns, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2020, but the amount cannot be estimated.
With few exceptions, the major jurisdictions subject to examination by the relevant tax authorities and open tax years, stated as the Company’s fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2014	to	2019
U.S. States	2013	to	2019
Canada	2018	to	2019
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

Note 12.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2017	19,067	634	18,433
Net shares issued for stock awards	—	(205)	205
Balance as of December 31, 2018	19,067	429	18,638
Net shares issued for Stock awards	—	(169)	169
Shares issued to Weichai	4,050	—	4,050
Balance as of December 31, 2019	23,117	260	22,857
Preferred Stock
The Company is authorized to issue 5,000,000 shares of Preferred stock, par value $0.001 per share. The Preferred stock may be designated into one or more series as determined by the Board. As of December 31, 2019, the Board had authorized two series of Preferred stock. At December 31, 2019 and 2018, there were no shares of Preferred stock outstanding.
Weichai Warrant
On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company’s Common Stock, as of such date. See Note 3. Weichai Transactions for additional information.
Note 13.    Stock-Based Compensation
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
As of December 31, 2019, the Company had 16,174 shares available for issuance of future awards. To date, the Company’s granted awards have generally been either RSAs or SARs.
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
Both SAR awards and RSA grants are time-based awards that generally vest over a 2 to 3-year vesting schedule (except grants to members of the Board which have a 1-year vesting schedule). SAR awards generally have a term of ten years. Compensation expense for recipients of these time-based awards is recognized on a straight-line basis over the vesting period from the date of grant. The Company accounts for forfeitures as they occur rather than apply an estimated forfeiture rate. Stock-based compensation expense is primarily recorded is Selling, general and administrative expenses in the Consolidated Statements of Operations.
RSAs are valued based on the fair value of the common stock at grant date.
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

The following table represents stock-based compensation expense and the related income tax benefits:

(in thousands)	For the Year Ended December 31,
	2019	2018
Stock-based compensation expense	$1,248	$2,663
Income tax benefit	$279	$96
SAR Awards
The Company granted 9,000 and 60,000 SAR awards in 2019 and 2018, respectively. The assumptions used for determining the fair value of the SARs included the following:

	For the Year Ended December 31,
	2019	2018
Market closing price of the Common Stock	$7.00	$7.92
Exercise price	$7.30	$7.92
Risk-free interest rate	2.5%	2.6%
Estimated price volatility	77.8%	78.5%
Expected term	6.51 years	6.58 years
Dividend yield	—%	—%
Weighted average fair value	$4.89	$5.63
SAR activity consisted of the following:

Number of Shares under SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	83,720	$11.02	8.21	$1
Granted	60,000	7.92		—
Exercised	—	—		—
Forfeited	(1,000)	11.25		—
Expired	(4,700)	11.25		—
Outstanding at December 31, 2018	138,020	9.66	8.05	89
Granted	9,000	7.30		—
Exercised	—	—		—
Forfeited	(7,334)	9.81		—
Expired	(9,616)	10.70		—
Outstanding at December 31, 2019	130,070	9.41	7.21	11

Exercisable at December 31, 2018	87,370	$11.14	6.21	$5
Exercisable at December 31, 2019	86,736	$10.33	5.91	$5
The total fair value of SARs that vested during 2019 and 2018 was $0.1 million and $0.2 million, respectively. Unrecognized compensation expense related to SARs as of December 31, 2019 and 2018 was $0.2 million. As of December 31, 2019, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 1.6 years.

Restricted Stock Awards
Restricted stock activity consisted of the following:

	Shares	Weighted-Average Grant Date Fair Value
December 31, 2017	496,273	$12.20
Granted	50,000	10.92
Forfeited	(32,547)	25.95
Vested	(254,440)	10.14
Balance as of December 31, 2018	259,286	$12.25
Granted	48,000	9.72
Forfeited	(11,226)	14.16
Vested	(230,374)	9.83
Balance as of December 31, 2019	65,686	$18.58
The total grant date fair value of restricted stock that vested during 2019 and 2018 was $2.3 million and $2.6 million, respectively. Unrecognized compensation expense related to RSAs as of December 31, 2019 and 2018 was $0.9 million and $1.7 million, respectively. As of December 31, 2019, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 2.8 years.
Note 14.    Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted-average common shares outstanding during the year. Diluted earnings (loss) per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings (loss) per share for 2019 and 2018.
The Company issued warrants that represent the right to purchase shares of Common Stock, SARs and RSAs, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 3. Weichai Transactions for additional information on the Weichai Warrants and Note 13. Stock-Based Compensation for additional information on the SARs and the RSAs.
The computations of basic and diluted earnings (loss) per share are as follows:

(in thousands, except per share basis)	For the Year Ended December 31,
	2019	2018
Numerator:
Net income (loss) – basic and diluted	$8,248	$(54,726)

Denominator:
Shares used in computing net income (loss) per share
Weighted-average common shares outstanding - basic	21,512	18,585
Effect of dilutive securities	18	—
Weighted-average common shares outstanding – diluted	21,530	18,585

Earnings (loss) per common share
Earnings (loss) per share of common stock – basic	$0.38	$(2.94)
Earnings (loss) per share of common stock – diluted	$0.38	$(2.94)
The aggregate number of shares excluded from the diluted earnings (loss) per share calculations because they would have been anti-dilutive were 1.4 million and 3.9 million shares in 2019 and 2018, respectively.

Note 15.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the Weichai SPA and Collaboration Agreement.
Transactions with Joint Ventures
MAT-PSI Holdings, LLC
In December 2012, the Company and MAT Holdings, Inc. (“MAT”) entered into an agreement to create MAT-PSI Holdings, LLC (“MAT-PSI”), which was intended to be a holding company of its 100% Chinese wholly-owned foreign entity, referred to as Green Power. The Company invested $0.9 million for its 50% share of MAT-PSI, which was formed to manufacture, assemble and supply natural gas, gas and alternative-fueled power systems to Chinese and Asian forklift customers. The venture established a production facility in Dalian and also sourced base engines from a local Chinese factory. As MAT-PSI was not profitable, the venture was closed in 2017; however, the Company is currently in dispute with Green Power related to the wind up of the joint venture and outstanding receivables. The dispute is currently in arbitration but is not expected to have a material impact on the Company’s financial statements.
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
Joint Venture Operating Results
The Company’s investments in joint ventures are accounted for under the equity method of accounting. The Company’s Consolidated Statement of Operations included income from these investments of $0.7 million in 2019 related to the Company’s portion of the joint ventures earnings for the year. In 2018, the earnings were immaterial. The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.
Transactions with Related Individuals
Industrial Electronic Controls
The Company purchased $0.4 million of products in 2018 from Industrial Electronic Controls, a supplier of custom throttles, sensors, and custom electronics. Gary S. Winemaster, former Chairman of the Board, Chief Executive Officer and President and non-executive Chief Strategy Officer divested his 50% of Industrial Electronic Controls during 2018.
Note 16.    Subsequent Events
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

The Company is aggressively beginning the execution of contingency actions as a result of the expected significant negative impacts of these factors. The Company is reviewing operating expenses as part of the contingency planning process, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. As of the date of this 2019 Annual Report, the Company has implemented the following temporary cost reduction measures designed to mitigate the operating and financial impacts of the COVID-19 pandemic on its business:

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
On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments and income taxes. The income tax implications are discussed within Note 11. Income Taxes.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
On March 14, 2018, the Audit Committee appointed BDO USA, LLP as the Company’s new independent registered public accounting firm and dismissed Frazier & Deeter, LLC as the Company’s independent registered public accounting firm. The information contained in the second paragraph of the Company’s Current Report on Form 8-K as filed with the SEC on March 19, 2018, and in the third paragraph of the Company’s Current Report on Form 8-K/A as filed with the Commission on March 20, 2018, is herein incorporated by reference.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act, as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019, because of the previously reported material weaknesses in internal control over financial reporting described below.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
As a result of management’s review of the Company’s financial and accounting records and the other work completed by the management team and its advisers, management concluded that, as of December 31, 2019, the Company had material weaknesses relating to certain internal controls. These material weaknesses are summarized below, and remediation efforts completed or underway are outlined in the “Remediation of Material Weaknesses in Internal Control over Financial Reporting” section below. These material weaknesses were previously reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Control Environment, Risk Assessment, Information and Communication, and Monitoring
The Company’s control environment, which is the responsibility of management and is subject to the oversight of the Audit Committee and the Board, establishes the tone of the organization, influences the control consciousness of its officers and employees and is the foundation for all other components of internal control over financial reporting.
As of December 31, 2019, the Company did not maintain an effective control environment, primarily attributable to the following identified material weaknesses:
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

Skillset and Competency: The Company did not have sufficient resources with appropriate levels of information technology (“IT”) knowledge to adequately support the organization including, but not limited to, the design and implementation of robust IT general controls (“ITGC”) to support internal control over financial reporting, the oversight of the Company’s applications, systems and related training to the IT system user group.
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

▪	Enterprise-wide policies and procedures related to record retention and the delegation of authority policy were not updated, approved or communicated across the organization.

▪	IT policies and procedures were neither broadly enforced nor did they directly support a sustainable ITGC framework.
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
Control Activities
As of December 31, 2019, the material weaknesses described above contributed to the control activity level material weaknesses described below:
Revenue Accounting: The Company did not maintain effective policies, procedures or controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions. Specifically, the Company did not do the following:

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
Complex and Nonroutine Transactions: The Company did not have defined policies, procedures or controls to identify and determine the appropriate accounting treatment for certain complex and nonroutine transactions, including, but not limited to, identification of reporting units and triggering events that could impact the assessment of potential impairments of property, plant and equipment, intangibles and goodwill, accounting for debt transactions, purchase accounting for business combinations and lease classification.
Reserves and Accruals: The Company did not have sufficiently defined policies, procedures or controls to ensure consistent recognition of accrued liabilities and reserve balances, including, but not limited to, excess and obsolete inventory and warranty reserves.
Period-End Close/Accounting Documentation: The Company did not maintain effective policies, procedures or controls in aggregate over the period-end financial close and reporting process to enable timely reporting of complete and accurate financial information. Specifically, it lacked controls to define financial statement review thresholds, consistently review journal entries prior to posting, review procedures related to taxes and inventory in-transit, and consistently prepare, approve and retain adequate supporting documentation for balance sheet account reconciliations. Additionally, the Company did not have an effective Section 302 certification process to support the completeness and accuracy of required financial statement disclosures.
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
Data Maintenance: The Company did not have defined procedures or controls, in aggregate, to validate the completeness and accuracy of information maintained, input or edited within master and transaction files, including, but not limited to, customer and vendor master files, employee data files, perpetual inventory records, stock compensation agreements and debt arrangements. Additionally, the Company did not have compensating controls to review and validate the underlying data maintained.
Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting
Management is committed to the continued implementation of remediation efforts to address the material weaknesses. The remediation efforts summarized below, which have been or will be implemented, are intended both to address the identified material weaknesses and to enhance the Company’s overall internal control environment.
Control Environment, Risk Assessment, Information and Communication, and Monitoring
Control Environment:
Since 2017, the Company has either replaced or appointed new Board and Audit Committee members, a Chief Executive Officer, a Chief Financial Officer, a Chief Commercial Officer and a Vice President, Internal Audit. These changes, along with the actions of these individuals and other senior management, have collectively improved the tone of integrity, transparency and support of the Company’s updated Code of Business Conduct and Ethics.
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
Skillset and Competency:
The Company continues to assess the level of and technical skills in the IT function to support the design and implementation of ITGCs. The IT function has been reorganized under the leadership of the Chief Financial Officer, and the Company is actively recruiting for a Chief Information Officer as well as certain technical IT positions. The Company has supplemented a portion of the IT resources with temporary resources to assist with performing certain technical IT activities.
Policies and Procedures:

▪	The Company is in the process of implementing a revised delegation of authority policy that appoints tiered approvers based upon risk and materiality of the transaction.

▪
The Company has identified a central repository to maintain all the Company’s policies, is providing training to users and is developing a framework to establish responsibility and accountability for executing and monitoring policies and procedures.

▪	The Company is in the process of issuing critical accounting and IT policies; as well as drafting a policy for record retention.

▪
The Company continues to create a culture of continuous improvement and design a framework for management to proactively and openly self-identify, document, reassess, report and remediate policies, procedures and control issues.

Segregation of Duties:

•	The Company is establishing standards governing the segregation of incompatible duties across the organization.

•
The Company has implemented a technical upgrade to its Enterprise Resource Planning System (“ERP System”) and is redesigning system access roles across the Company to improve the segregation of incompatible duties.

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

•	The Company has developed sales transaction review procedures to review certain key transaction attributes.
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
Reserves and Accruals:
The Company is in the process of issuing policies and implementing procedures and controls over the review and approval of key reserves and accruals, including, but not limited to, warranty reserves and excess and obsolete inventory.
Period-End Close/Accounting Documentation:

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

•	The Company has completed a technical upgrade and is planning a re-implementation of its ERP System to further improve and automate ITGC’s as well as other business process controls.
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

Conclusion
As a result of the material weaknesses described above, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was ineffective.
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
Changes in Internal Control over Financial Reporting
As previously disclosed under “Item 9A – Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, management concluded that its internal control over financial reporting was not effective based on the material weaknesses identified.
As reported in the Company’s first and second quarter 2019 Quarterly Reports on Form 10-Q, it has completed remediation of the previously reported Accounting component of the “Skillset and Competency” material weakness and the “Internal Control Function” material weakness, respectively.
Other than the ongoing remediation efforts described above and the remediation of the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Amendment that was to be filed with the SEC no later than 120 days after the close of the Company’s fiscal year ended December 31, 2019. On April 29, 2020, relying the Order, the Company filed a Form 8-K extending the Amendment’s filing deadline 45 days to June 15, 2020. Also see Information about the Company’s Executive Officers in Part I of this Annual Report on Form 10-K.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference to the Amendment that was to be filed with the SEC no later than 120 days after the close of the Company’s fiscal year ended December 31, 2019. On April 29, 2020, relying on the Order, the Company filed a Form 8-K extending the Amendment’s filing deadline 45 days to June 15, 2020.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Amendment that was to be filed with the SEC no later than 120 days after the close of the Company’s fiscal year ended December 31, 2019. On April 29, 2020, relying on the Order, the Company filed a Form 8-K extending the Amendment’s filing deadline 45 days to June 15, 2020.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Amendment that was to be filed with the SEC no later than 120 days after the close of the Company’s fiscal year ended December 31, 2019. On April 29, 2020, relying on the Order, the Company filed a Form 8-K extending the Amendment’s filing deadline 45 days to June 15, 2020.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Amendment that was to be filed with the SEC no later than 120 days after the close of the Company’s fiscal year ended December 31, 2019. On April 29, 2020, relying on the Order, the Company filed a Form 8-K extending the Amendment’s filing deadline 45 days to June 15, 2020.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
2.1	†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213
2.2		Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944
3.1		Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543
3.2		Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944
3.3		Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944
4.1		Indenture dated as of April 29, 2015 by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto, including form of 5.50% Senior Notes due 2018.	8-K	4.1	04/29/2015	001-35944
4.2		Osterweis Purchase Agreement dated as of April 29, 2015, by and among Power Solutions International, Inc. and the Osterweis Strategic Income Fund for purchase for cash of certain of Power Solutions International, Inc.’s Senior Notes due 2018.	8-K	10.1	04/29/2015	001-35944
4.3		First Supplemental Indenture dated as of November 2, 2015 to Indenture dated as of April 29, 2015 by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	10-K	4.6	02/26/2016	001-35944
4.4		Second Supplemental Indenture dated as of April 1, 2016, to Indenture dated as of April 19, 2015, by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	8-K	4.1	04/04/2016	001-35944
4.5		Third Supplemental Indenture, dated as of March 31, 2017, to the Indenture dated as of April 29, 2015, by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	8-K	4.1	04/06/2017	001-35944
4.6		Fourth Supplemental Indenture, dated as of April 19, 2018, by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	8-K	4.1	04/19/2018	001-35944
4.7		Form of Warrant to Purchase Shares of Power Solutions International, Inc.	8-K	10.2	03/27/17	001-35944
4.8		Amended and Restated Warrant to Purchase Shares of Power Solutions International, Inc., dated as of November 30, 2017.	8-K	10.2	12/05/17	001-35944
4.9		Second Amended and Restated Warrant to Purchase Shares of Power Solutions, Inc., dated as of September 30, 2018.	8-K	10.1	10/03/18	001-35944
4.10		Fifth Supplemental Indenture, dated as of October 30, 2019, by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	8-K	4.1	10/31/2019	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
4.11	*	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213
10.2	††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944
10.3	††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944
10.4		Guaranty and Security Agreement, dated as of June 28, 2013, by and among Wells Fargo, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XI Sync LLC, and related documents.	8-K	10.2	07/02/2013	001-35944
10.5		Joinder No. 1 dated as of April 1, 2014 to Guaranty and Security Agreement dated as of June 28, 2013, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC, and Professional Power Products, Inc., joining Professional Power Products, Inc. as a party thereto.	8-K	10.4	04/02/2014	001-35944
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
			8-K	10.4	06/30/2016	001-35944
10.8		Credit Agreement, dated as of June 28, 2013, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, and XI Sync LLC.	8-K	10.1	07/02/2013	001-35944
10.9		Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.3	04/02/2014	001-35944
10.10		First Amendment, dated as of September 30, 2014, to the Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.1	10/01/2014	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.
10.11	Second Amendment, dated as of February 11, 2015, to the Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.1	02/17/2015	001-35944
10.12	Third Amendment, dated as of April 29, 2015, to the Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.2	04/29/2015	001-35944
10.13	Joinder to Amended and Restated Credit Agreement, dated as of November 2, 2015, by and among Wells Fargo Bank, National Association, as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., and Professional Power Products, Inc. and the original borrowers, Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC as the new borrowers.	10-K	10.25	02/26/2016	001-35944
10.14	Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC.	8-K	10.3	06/30/2016	001-35944
10.15	First Amendment and Waiver, dated as of August 22, 2016, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and between Power Solutions International, Inc., Professional Power Products, Inc. and Wells Fargo Bank, National Association, as agent for the lenders party thereto.	10-K	10.15	05/16/2019	001-35944
10.16	Second Amendment and Waiver, dated December 19, 2016, to the Second Amended and Restated Credit Agreement, dated June 28, 2016, by and between Power Solutions International, Inc., Professional Power Products, Inc., and Wells Fargo Bank, National Association, as agent for the lenders party thereto.	10-K	10.16	05/16/2019	001-35944
10.17	Third Amendment, Consent and Waiver, dated as of March 31, 2017, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC.	8-K	10.1	04/06/2017	001-35944
10.18	Fourth Amendment, dated as of July 17, 2017, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Wells Fargo Bank National Association, as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC.	8-K	10.1	07/19/2017	001-35944
10.19	Consent and Fifth Amendment, dated as of October 3, 2017, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC and Wells Fargo Bank, National Association, as agent for the lenders party thereto and the lenders party thereto.	8-K	10.1	10/10/2017	001-35944
10.20	Consent, Sixth Amendment and Waiver, dated as of March 29, 2018, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc. Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC and Wells Fargo Bank, National Association, as agent for the lenders party thereto, and the lenders party thereto.	8-K	10.1	03/29/2018	001-35944
10.21	First Amendment and Waiver, dated August 22, 2016, to Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC, and TPG Specialty Lending, Inc. and the lenders party thereto.	10-K	10.21	05/16/2019	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.22		Second Amendment and Waiver, dated December 19, 2016, to Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC, and TPG Specialty Lending, Inc. and the lenders party thereto.	10-K	10.22	05/16/2019	001-35944
10.23	††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944
10.24		Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944
10.25		Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944
10.26		Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944
10.27		First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944
10.28		Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944
10.29	†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944
10.30		Asset Purchase Agreement dated as of May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944
10.31		Share Purchase Agreement dated as of March 20, 2017 among Power Solutions International, Inc. and Weichai America Corp., dated as of March 20, 2017.	8-K	10.1	03/27/2017	001-35944
10.32		Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944
10.33		Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944
10.34	†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944
10.35		Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944
10.36	††	Employment Agreement, dated June 15, 2017, by and between Power Solutions International, Inc. and John P. Miller.	8-K/A	10.1	06/21/2017	001-35944
10.37	††	Employment Agreement, dated November 28, 2017, by and between Power Solutions International, Inc. and Kenneth Winemaster.	8-K	10.1	12/04/2017	001-35944
10.38	††	Employment Agreement, dated January 11, 2018, by and between Power Solutions International, Inc. and William A. Buzogany.	10-K	10.38	05/16/2019	001-35944
10.39	††	Employment Agreement, dated October 10, 2018, by and between Power Solutions International, Inc. and Charles F. Avery, Jr.	8-K/A	10.1	10/11/2018	001-35944
10.40		Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944
10.41		Waiver, dated May 16, 2019, to Second Amended and Restated Credit Agreement, dated June 28, 2016, by and between Power Solutions International, Inc., Professional Power Products, Inc., and Wells Fargo Bank, National Association, as agent for the lenders party thereto.	10-K	10.41	05/16/2019	001-35944
10.42		Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944
10.43		First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.44		Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944
10.45	††	Confidential Consulting Agreement.	10-Q	10.1	05/04/2020	001-35944
14.1		Code of Business Conduct and Ethics	10-K	14.1	05/16/2019	001-35944
16.2		Letter of Frazier & Deeter, LLC, Independent Registered Public Accounting Firm, dated March 19, 2018.	8-K/A	16.1	03/20/2018	001-35944
21.1	*	Subsidiaries of Power Solutions International, Inc.
23.1	*	Consent of BDO USA, LLP
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.

*	Filed with this Report.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of May, 2020.

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