Form 10-K/A
period 2019-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2020-06-15
CIK 1137091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of June 1, 2020, there were 22,913,644 outstanding shares of the Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2019 of Power Solutions International, Inc. (“PSI” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2020 (the “Original 10-K”) to include the information required by Items 10 through 14 of Part III (the “Part III Disclosure”) of the Original 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.

As previously disclosed in the Company’s Form 8-K filed with the SEC on April 29, 2020, the filing of this Amendment on Form 10-K/A was delayed due to circumstances related to the novel coronavirus (“COVID-19”) and its impact on the Company’s operations. The disruptions in transportation, staffing, and technology systems to both the Company and the Company’s professional advisors resulted in limited support from the Company’s staff and professional advisors due to the COVID-19 outbreak. In particular, COVID-19 has caused disruptions in the Company’s day-to-day activities and impaired the Company’s ability to perform necessary work on this Amendment and to file this Amendment by its April 29, 2020 due date. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 4, 2020 and amended March 25, 2020 (Release Nos. 34-88318 and 34-88465) (collectively the “Order”), to delay the filing of this Amendment. The Company is relying on the Order in filing this Amendment.

The information included herein as required by the Part III Disclosure is more limited than what is required to be included in the definitive proxy statement to be filed in connection with PSI’s 2020 Annual Meeting of Stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by the Part III Disclosure.

Pursuant to the SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive and financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, PSI is not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-K in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment to the Annual Report on Form 10-K that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Exchange Act. These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These statements are subject to a number of risks, uncertainties, and assumptions that may cause actual results, performance or achievements to be materially different from those expressed in, or implied by, such statements.

The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation: the factors discussed in Item 1A. Risk Factors in the Original 10-K; management’s ability to successfully implement the Audit Committee’s remedial recommendations; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the financial reporting and internal control matters; the ability of the Company to accurately budget for and forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of the U.S. tariffs on imports from China on the Company’s supply chain to source products; the impact of the investigations being conducted by the SEC, and the criminal division of the United States Attorney’s Office for the Northern District of Illinois and any related or additional governmental investigative or enforcement proceedings; any delays and challenges in recruiting key employees consistent with the Company’s plans; the impact the recent outbreak of COVID-19 could have on the Company’s business and financial results; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “common stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.

The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The following table and biographical summaries set forth, with respect to each member of the Board of Directors for the Company (the “Board”) as of June 1, 2020, his or her committee membership, his or her age, the year in which he or she first became a director of the Company, and whether or not Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd (herein collectively referred to as “Weichai”) designated such director to serve on the Board pursuant to the Investor Rights Agreement (as described in the “Related Person Transactions” section in this Amendment) entered into by the Company and Weichai:

Name	Position	Committee	Age	Director Since	Weichai Designee
Shaojun Sun, Ph.D.	Chairman of the Board	Compensation; Nominating	54	2017	Yes
Leslie A. Coolidge	Director	Audit (Chair); Compensation	60	2017	No
Kui Jiang	Director	Nominating (Chair); Compensation	56	2017	Yes
Kenneth W. Landini	Director	Compensation (Chair); Nominating	63	2001	No
Guogang Wu	Director	Compensation	41	2019	Yes
Frank P. Simpkins	Director	Audit; Nominating	57	2017	No
Hong He	Director	Audit; Nominating	50	2019	No

Shaojun Sun, Ph.D.	Age: 54	Chairman of the Board PSI Committees: • Compensation • Nominating

Biography: Dr. Sun has served as the Company’s Chairman of the Board since April 1, 2017. In addition, he is a member of the Compensation Committee and Nominating and Governance Committee (the “Nominating Committee”).

Dr. Sun is currently a director of Weichai Group Holdings Limited (“Weichai Group”), a multi-field and multi-industry international group which owns six business segments of powertrain, intelligent logistics, automotive, construction machinery, luxury yacht, and finance & after-services. Dr. Sun is an Executive Director and Executive President of Weichai Power Co., Ltd., (“Weichai Power”), a publicly-traded company on the Hong Kong Stock Exchange and the Shenzhen Stock Exchange and leading global designer and manufacturer of diesel engines, as well as Chairman of Shandong Weichai Import and Export Co., Ltd., a wholesale distributor of industrial machinery and equipment, and Chairman of Weichai (Weifang) New Energy Technology Co., Ltd., an equity investment of Weichai Power. On January 1, 2019, Dr. Sun was appointed a director of Ballard Power Systems Inc., a publicly-traded company on the NASDAQ and Toronto Stock Exchanges that builds fuel cell products. Dr. Sun joined Weifang Diesel Engine Factory in 1988 and held various supervisory positions as a Chief Engineer of Weifang Diesel Engine Factory, and Director of Torch Automobile Group Co., Ltd.

Dr. Sun holds a Senior Engineer degree from Beijing Aviation College and a Doctorate degree in Engineering. Dr. Sun serves on the Company’s Board as a Weichai designee.

Dr. Sun brings to the Board extensive managerial experience and leadership gained through his executive roles at leading engine manufacturers.

Leslie A. Coolidge	Age: 60	PSI Committees: • Audit (Chair) • Compensation

Biography: Ms. Coolidge has served as a director of the Company since July 13, 2017. She is the Chair of the Audit Committee and a member of the Compensation Committee.

Ms. Coolidge has over 35 years of public company financial expertise. She was a National Technical Director of Riveron Consulting, LLC, a professional-services firm, from 2016 to 2017. From 2013 until 2015, Ms. Coolidge served as a Consultant and Chief Financial Officer Adviser for Resources Global Professionals, a professional services firm. From 1981 until 2009, Ms. Coolidge was employed by KPMG LLP (“KPMG”), where she retired as an Audit and SEC Reviewing Partner. At KPMG, Ms. Coolidge led significant global audit engagements, serving major companies with their complex accounting, financial and strategic needs. During her 28 years at KPMG, Ms. Coolidge led client engagement teams auditing SEC registrants and concurrently served as concurring reviewing partner. In addition to her client engagements, she served as a partner in KPMG’s Department of Professional Practice as well as the firm’s representative on the American Institute of CPAs’ (“AICPA”) Accounting Standards Executive Committee. Ms. Coolidge serves on the Board of the Chicago Academy of Sciences and its Peggy Notebaert Nature Museum and previously served on the Board of the International Crane Foundation.

Ms. Coolidge holds a Bachelor of Arts degree in Government from Harvard University and a Master of Science degree in Accounting from New York University. She is a member of the AICPA and a Certified Public Accountant in Illinois and New York. Ms. Coolidge qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial public company audit experience gained from her tenure as a partner at KPMG.

Ms. Coolidge brings to the Board a wealth of experience and knowledge of public company financial reporting and accounting and her experience at the highest levels of a Big Four accounting firm is an invaluable resource to the Board in its oversight of the Company’s financial statements and SEC filings.

Kui Jiang	Age: 56	PSI Committees: • Compensation • Nominating (Chair)

Biography: Mr. Jiang has served as a director of the Company since April 1, 2017. He is a member of the Compensation Committee and the Chair of the Board’s Nominating Committee.

Mr. Jiang is a non-executive director of Weichai Power and Sinotruk (Hong Kong) Limited, a truck manufacturer, both of which are publicly traded. He has held various positions including Chief Engineer and Deputy General Manager of Assembly Department of Shandong Bulldozer General Factory, Deputy General Manager of Shantui Import and Export Company, Deputy Director, Director of Manufacturing Department, Deputy General Manager and Director of Shantui Engineering Machinery Co., Ltd., Deputy General Manager of Shandong Construction Machinery Group Co., Ltd., Executive Deputy General Manager and Vice Chairman of Weichai Group Holdings Limited, Chairman of Strong Construction Machinery Co., Ltd. and director of Shandong Heavy Industry Group Co., Ltd. He is now the General Manager of Shandong Heavy Industry Group Co., Ltd., a leading automobile and equipment manufacturing group, supervisor of KION Group AG, a publicly-traded global leader in industrial trucks, related services and supply chain solutions, director of Ferretti International Holdings S.p.A., a leader in the design, construction and sale of motor yachts and pleasure craft, and Chairman of Weichai Ballard Hydrogen Energy Technology Company Limited. On January 1, 2019, Mr. Jiang was appointed a director of Ballard Power Systems Inc, a publicly-traded company on the NASDAQ and Toronto Stock Exchanges that builds fuel cell products.

Mr. Jiang graduated with a Bachelor’s degree in Engineering from the Automobile Engineering Department of Tsinghua University and holds a Master’s degree in Business Management from Wright State University. Mr. Jiang serves on the Company’s Board as a Weichai designee.

Mr. Jiang brings to the Board in-depth experience in manufacturing engines, as well as expertise in engineering.

Kenneth W. Landini	Age: 63	PSI Committees: • Compensation (Chair) • Nominating

Biography: Mr. Landini has served as a director of the Company since 2001 and assisted in the development and growth of the business of the Company since 1985. On August 7, 2017, Mr. Landini was elected as the Chair of the Compensation Committee. He is also a member of the Nominating Committee.

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

Mr. Landini brings to the Board an in-depth knowledge and understanding of the Company’s business and operations, having served as Vice President of Finance for one of the Company’s subsidiaries.

Guogang Wu	Age: 41	PSI Committees: • Compensation

Biography: Mr. Wu has served as a director of the Company since August 20, 2019. He is a member of the Compensation Committee.

Mr. Wu has served as the Chief Financial Officer, International Business of Weichai Group, an affiliate of Weichai America Corp., since 2014. Mr. Wu also serves as a member of the board of directors of Weichai America Corp. and a number of Weichai America Corp. affiliates. Mr. Wu joined Weichai Group in 2012 and previously served as Senior Manager, International Business. Prior to joining Weichai Group, Mr. Wu was employed at PricewaterhouseCoopers in various roles of increasing seniority from 2003 until 2012.

Mr. Wu earned a Bachelor’s degree in International Business in July 2000 and a Master’s degree in Management in March 2003 from School of Management, University of Science and Technology Beijing, China. Mr. Wu serves on the Company’s Board as a Weichai designee.

Mr. Wu brings to the Board substantial experience from leadership positions in the industrial engine sector.

Frank P. Simpkins	Age: 57	PSI Committees: • Audit • Nominating

Biography: Mr. Simpkins has served as a director of the Company since July 13, 2017. He is a member of the Audit and Nominating Committees.

Mr. Simpkins has over 25 years of executive management and financial experience. From June 2016 to December 2016, he served as Chief Financial Officer of Emerson Network Power, part of Emerson Electric Co. From 2006 to 2015, Mr. Simpkins served as Vice President and Chief Financial Officer of Kennametal Inc., a publicly-traded company on the NYSE and a global leader in the design and manufacture of engineered components, advanced materials and cutting tools. Prior to that role, Mr. Simpkins held various positions within Kennametal since 1995. Prior to Kennametal, he worked for PricewaterhouseCoopers from 1986 to 1995. Mr. Simpkins serves on the Board of Trustees at Seton Hill University, Greensburg and previously served on the Board of Trustees of Pennsylvania State University, New Kensington.

Mr. Simpkins holds a Bachelor of Science degree in Accounting from Pennsylvania State University. Mr. Simpkins qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial public company reporting experience gained from his roles as Chief Financial Officer during his career.

Mr. Simpkins brings to the Board significant management experience, as well as his experience as a Chief Financial Officer.

Hong He	Age: 50	PSI Committees: • Audit • Nominating

Biography: Mr. He has served as a director of the Company since November 14, 2019. Mr. He is a member of the Audit and Nominating Committees.

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

Mr. He earned his Bachelors of Science degree in Accounting from Beijing University of Technology in July 1992 and his Masters of Business Administration degree from University of Chicago Booth School of Business in December 2006. Mr. He is a U.S. certified management accountant and a China certified public accountant. Mr. He qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial public company reporting experience gained from his roles as a Financial Officer and Controller of public companies during his career.

Mr. He brings to the Board substantial financial and managerial experience gained through leadership roles at public companies.

Executive Officers

The following table sets forth certain information with respect to the Company’s executive officers as of June 1, 2020.

Name	Age	Executive Officer Since	Present Position with the Company
John P. Miller	62	2017	Chief Executive Officer and President
Charles F. Avery, Jr.	55	2017	Chief Financial Officer
Kenneth J. Winemaster	55	2017	Executive Vice President
Jason C. Lin	66	2019	Chief Technical Officer
Donald P. Klein	46	2018	Corporate Controller
Lance Arnett	49	2019	Chief Commercial Officer

The narrative descriptions below set forth the employment and position with the Company, principal occupation and education for each of the Company’s six current executive officers.

John P. Miller was appointed as the Company’s Chief Executive Officer and President effective May 17, 2017.

Mr. Miller has over 35 years of broad-based executive management experience in the manufacturing, distribution and transportation industries in both public and private equity companies. From 2008 until 2016, he served in operational and financial management positions of increasing responsibility at Navistar International Corporation, a NYSE-listed global manufacturer of commercial and military trucks, school buses, diesel engines and provider of service parts for trucks and diesel engines, and most recently, from 2014, as a Senior Vice President of Operations and Corporate Finance. Mr. Miller’s prior positions at Navistar included Vice President and General Manager for specialty business as well as Vice President and Chief Financial Officer for engine and parts. Prior thereto, he served in the role of Chief Financial Officer of Laidlaw Education Service, a provider of public transportation services, Chicago Metallic Corporation, a global manufacturer of suspended ceiling and metal products, Fleetpride, Inc., a distributor of heavy-duty truck parts, and Peapod, an online grocery delivery company.

Mr. Miller received his Bachelor of Arts degree in Economics from DePauw University and his Master’s degree in Business Administration from the University of Michigan.

Charles F. Avery, Jr. was appointed as the Company’s Chief Financial Officer on July 31, 2017.

Mr. Avery has over 30 years of financial, information technology and strategic leadership experience in the industrial, manufacturing, distribution and consumer products industries at various public companies and has also served both private and public companies during his tenure in public accounting. From 2013 until 2016, he served as Chief Financial Officer, Vice President of Finance and Treasurer, at FreightCar America, Inc., a NASDAQ-listed designer and builder of railroad freight cars, supplier of railcar parts and provider of railcar leasing. Prior to that role, from 2005 until 2013, he served in financial and information technology leadership positions, including as Vice President, Corporate Controller and Chief Information Officer, at Federal Signal Corporation, a NYSE-listed global designer and manufacturer of safety, signal and communications equipment and environmental and firefighting vehicles, serving governmental and commercial customers. Earlier in his career, he served in financial and information technology leadership roles at Home Products International, Inc. and in audit and business advisory roles at Arthur Andersen LLP.

Mr. Avery received his Bachelor of Science degrees in Accountancy and Computer Information Systems from Ferris State College and his Master’s degree in Business Administration from the University of Notre Dame. He is a certified public accountant.

Kenneth J. Winemaster joined the Company in December of 1985 and was a founder of the Company with his father Bill and brother Gary. He was appointed as Executive Vice President on November 28, 2017. Mr. Winemaster served as the Company’s Senior Vice President from 2001 to 2017 and also served as the Company’s Secretary from 2001 to 2013. In addition, Mr. Winemaster served as a Director of the Company from 2001 to 2011. He has served on the Board of Directors of Avon Old Farms School, an independent boarding school in Connecticut, since 2014. He served on the Caterpillar Industrial Strategy Council from 2001 to 2015, a council that developed market strategy for Perkins Distributors and CAT Dealers in North America. Mr. Winemaster has significant management experience setting strategy and supporting operations, supply chain and customer service.

Prior to joining the Company, Mr. Winemaster attended Michigan State University.

Jason C. Lin was appointed as Chief Technical Officer on June 14, 2019 and is responsible for the oversight and management of various research and development and engineering groups including the Advanced Product Development, Design Engineering, Applied Engineering, Emissions & Certification, and On-highway Engineering groups. Mr. Lin also has oversight over certain aspects of program management and product strategic planning.

Mr. Lin has over three decades of Engineering and Executive Management experience in the engine development and manufacturing industries. From 2009 to July 2016, Mr. Lin served as Chief Executive Officer and President of Société Internationale des Moteurs Baudouin, a France-based marine engine manufacturing subsidiary of Weichai Power Co., Ltd. During this tenure, he also served as an Executive Technical Director and adviser to the Chairman of Weichai Power Co., Ltd. From February 2001 to July 2006, Mr. Lin was employed by International Truck and Engine Corporation, a truck, bus and diesel engine manufacturer subsidiary of Navistar International Corporation, in engineering management positions. Earlier in his career, Mr. Lin was employed in engineering positions by Cummins Engine Company, a NYSE-listed company and worked in Japan for Komatsu-Cummins Engine Company as Vice President.

Mr. Lin received his Bachelor of Science degree and Master of Science degree in Mechanical Engineering from National Cheng Kung University in Taiwan, and his Master of Science degree and PhD. in Mechanical Engineering from the University of Wisconsin—Madison. Mr. Lin previously served as a member of the Company’s Board from May 2017 to June 2019.

Donald P. Klein has served as the Corporate Controller and Principal Accounting Officer since May 14, 2018.

Mr. Klein has over 20 years of experience in the areas of finance and accounting, including SEC reporting, accounting policies and procedures and internal controls. Prior to joining the Company, he served as Assistant Corporate Controller at Littelfuse, Inc., a publicly-traded company on the NASDAQ, with customers in the electronics, automotive and industrial markets with products that include fuses, semiconductors, polymers, ceramics, relays and sensors. Prior to that role, from 2008 to 2017, Mr. Klein served in various positions of increasing responsibility within finance and accounting, including most recently as Assistant Corporate Controller, at Navistar International Corporation, a NYSE-listed global manufacturer of commercial and military trucks, school buses, diesel engines and provider of service parts for trucks and diesel engines. Prior to Navistar, he worked for Hewitt Associates as Manager of External Reporting and at Ernst & Young LLP as a Senior Manager of Assurance and Advisory Services.

Mr. Klein holds a Bachelor of Business Administration degree majoring in Accounting from the University of Wisconsin—Madison and is a certified public accountant.

Lance Arnett has served as the Company’s Chief Commercial Officer since November 18, 2019.

Mr. Arnett has more than 25 years of sales, business development and operational experience. Prior to joining the Company, from January 2009 to November 2019, he worked at Cummins Inc., a publicly-traded company on the NYSE that designs, manufactures, distributes and services a broad portfolio of power solutions. During his tenure, he served in various capacities for Cummins Central Region in Minnesota, most recently serving as Director and Chief of Staff of their North American OEM Performance Cell. In this capacity, he oversaw direct strategy for their North American business including sales, engineering, assembly and upfit, pricing, marketing, and customer support. His previous roles at Cummins Central Region include serving as interim president, vice president of OEM business, vice president of OEM and customer care and executive director of operational effectiveness. Prior thereto, from 2006 to 2009, he worked as business development manager for PreVisor, Inc. and, from 2001 to 2006, he served as director, franchise sales and development at Mighty Distributing System of America (Mighty Auto Parts). Earlier in his career, he served in management and sales roles within the staffing industry.

Mr. Arnett received a Bachelor’s degree in Economics from The Ohio State University and a Master’s in Business Administration from the University of St. Thomas.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish PSI with copies of all Section 16(a) forms they file.

To the Company’s knowledge, including PSI’s review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2019, all Section 16(a) filing requirements were satisfied on a timely basis, except for the following:

(i) Mr. He inadvertently failed to timely file a Form 4 reporting one transaction for the year ended December 31, 2019, (ii) Mr. Miller inadvertently failed to timely file a Form 4 reporting two transactions during the year ended December 31, 2019, (iii) Mr. Arnett inadvertently failed to timely file a Form 4 reporting one transaction for the year ended December 31, 2019, and (iv) Mr. Winemaster inadvertently failed to timely file a Form 4 reporting one transaction during the year ended December 31, 2019.

CORPORATE GOVERNANCE

Audit Committee

The Company has a separately designated Audit Committee. Each member of the Audit Committee is financially literate and the Board has determined that each of Ms. Coolidge, the chair of the Audit Committee, and Messrs. Simpkins and He qualify as an “Audit Committee Financial Expert” as defined in applicable SEC rules because he or she, as applicable, meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The Board has determined that each of Ms. Coolidge, Mr. Simpkins and Mr. He meets the independence requirements for audit committee members under NASDAQ rules.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of PSI’s employees, officers and directors, including those officers responsible for financial reporting. The code of ethics is available on the Company’s website at www.psiengines.com under “Investors” and then “Governance.”

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

The named executive officers for the year ended December 31, 2019 were:

•	John P. Miller, Chief Executive Officer and President,

•	Charles F. Avery, Jr., Chief Financial Officer,

•	Kenneth J. Winemaster, Executive Vice President, and

•	Jason C. Lin, Chief Technical Officer.

Summary Compensation Table

The table below summarizes the compensation paid for the services rendered to the Company, in all capacities, by its named executive officers for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary	Bonus [1]	Stock Awards [2]	All Other Compensation [3]	Total
John P. Miller	2019	$360,000	$57,600	$—	$1,188	$418,788
Chief Executive	2018	360,000	39,400	—	—	399,400
Officer and President
Charles F. Avery, Jr.	2019	300,000	—	—	18,374	318,374
Chief Financial Officer	2018	300,000	—	360,000	12,675	672,675
Kenneth J. Winemaster	2019	325,000	44,109	—	14,094	384,203
Executive Vice President	2018	325,000	10,900	—	13,320	349,220
Jason C. Lin[4]	2019	163,654	—	295,500	31,504	490,658
Chief Technical Officer

(1)

The amounts reported for Messrs. Miller and Winemaster in this column for 2019 represent payment of the final installments of their key employee retention program (“KERP”) bonuses. The 2019 Key Performance Indicator (“KPI”) bonus amounts for Messrs. Miller, Avery, Winemaster, and Lin were not determinable at the time that this Amendment was filed.

(2)

The amount reported in this column for 2019 for Mr. Lin reflects the grant date fair value of the restricted stock award granted to him on August 1, 2019, calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. See Note 13, Stock-Based Compensation, to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2019, filed with the SEC on May 4, 2020, for the assumptions made in determining this value.

(3)

The reported amounts for 2019 include life insurance premiums, 401(k) matching contributions, and automobile-related payments. For Mr. Lin, the reported amount for 2019 also includes $30,361 in director fees earned for his service in 2019 as a non-employee director of the Company prior to June 11, 2019.

(4)

Mr. Lin began serving as the Company’s Chief Technical Officer on June 14, 2019. Prior to this appointment, Mr. Lin served as a non-employee director until his resignation from the Board on June 11, 2019.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with each of PSI’s named executive officers, except for Mr. Lin who is party only to an offer letter. Each arrangement specifies the annual base salary for the executive, which may be increased at the discretion of the Board. In addition, the arrangements specify that the executives may be eligible to receive an annual incentive bonus under the Company KPI plan and awards under the Company’s long-term incentive plan. Under the terms of the arrangements, each named executive officer is also eligible to participate in the same benefit programs, as may be in effect from time to time, for other senior management employees of the Company generally. None of the arrangements with the Company’s named executive officers contain any change in control payments or benefits.

If the Company terminates Mr. Miller without cause (as defined in his employment agreement), Mr. Miller would be eligible for: (i) certain accrued obligations; (ii) any determined, but unpaid KPI bonus relating to the fiscal year prior to the fiscal year of termination; (iii) 12 months of severance; and (iv) 12 months of health benefit continuation coverage on the same terms as was provided before Mr. Miller’s termination. However, if the Company offers Mr. Miller another executive-level position at a salary that is at least equal to his base salary, and if he rejects such offer of employment, the Company will have no obligation to provide Mr. Miller severance payments and/or benefits. If Mr. Miller is terminated for cause, he will only receive accrued obligations required to be paid by applicable law. If Mr. Miller resigns, he is eligible to receive certain accrued obligations and may be eligible to receive any determined, but unpaid KPI bonus relating to the fiscal year prior to the fiscal year of termination.

In July 2017, Mr. Miller was granted a retention bonus opportunity under the Company’s KERP, equal to $115,200 payable in five installments, with the first four installments of $14,400 paid on each of July 31, 2017, September 30, 2017, December 31, 2017 and March 30, 2018 and the fifth installment of $57,600 being paid on July 31, 2019. In addition, in November 2017, Mr. Miller received 55,000 shares of restricted stock under the Power Solutions International, Inc. 2012 Incentive Compensation Plan (the “2012 Plan”), with 27,500 shares vesting on March 31, 2018 and the remaining 27,500 shares vesting on March 31, 2019. Mr. Miller needed to remain employed in good standing on each of the foregoing payment or vesting dates in order to receive a payout of cash or shares, as applicable.

If Mr. Avery’s employment terminates with the Company, he will generally receive the same payments and benefits as Mr. Miller. In addition, if the Company terminates Mr. Avery without cause (as defined in his employment agreement), Mr. Avery resigns, or his employment is terminated by death or disability, he will receive a prorated KPI bonus through his termination date for the fiscal year in which his termination occurs once the KPI bonus has been determined by the Board.

Mr. Winemaster’s employment agreement describes his participation in the KERP, under which, in July 2017, he was granted a retention bonus opportunity totaling $87,200 payable in five installments, with the first four installments of $10,900 paid on each of July 31, 2017, September 30, 2017, December 31, 2017 and March 30, 2018 and the fifth installment of $43,600 being paid on March 30, 2019. In addition, in November 2017, Mr. Winemaster received 45,223 shares of restricted stock under the 2012 Plan, with 22,611 shares vesting on March 31, 2018 and the remaining 22,612 shares vesting on March 31, 2019. Mr. Winemaster needed to remain employed in good standing on each of the foregoing payment or vesting dates in order to receive a payout of cash or shares, as applicable.

If the Company terminates Mr. Winemaster without cause (as defined in his employment agreement) or for any reason other than for cause, or if Mr. Winemaster’s employment is terminated due to his death or disability, he will generally receive the same payments and benefits as Mr. Miller receives upon a termination without cause by the Company. Upon such termination scenarios, Mr. Winemaster also would have received accelerated payment or vesting, as applicable, for his cash and equity awards under the KERP. If Mr. Winemaster is terminated for cause, he will only receive accrued obligations required to be paid by applicable law.

Messrs. Miller, Avery and Winemaster are bound by certain confidentiality and restrictive covenants under their employment agreements.

Mr. Lin was granted a sign-on award of 30,000 shares of restricted stock under the 2012 Plan, with 15,000 shares vesting on July 25, 2020 and 15,000 shares vesting on July 25, 2021, subject to Mr. Lin’s continued employment with the Company on each vesting date. If Mr. Lin’s employment terminates for any reason, he will only receive accrued obligations required to be paid by applicable law.

Outstanding Equity Awards at 2019 Year-End

The table below shows outstanding equity awards as of December 31, 2019 held by each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
John P. Miller	—	—	—	$—	—	—	$—
Charles F. Avery, Jr.	—	—	—	—	—	—	—
Kenneth J. Winemaster	—	—	—	—	—	—	—
Jason C. Lin	—	—	—	—	—	30,000	237,000

(1)

The amount reported in this column represents Mr. Lin’s outstanding award of restricted stock granted on August 1, 2019 under the 2012 Plan, which has the following vesting schedule: 15,000 shares will vest on July 25, 2020 and 15,000 shares will vest on July 25, 2021.

(2)

The aggregate value in this column equals the total number of shares of restricted stock held by Mr. Lin, multiplied by $7.90, which was the closing price of a share of the Company’s common stock as reported by the OTC Market on December 31, 2019.

Potential Payments Upon Termination or Change in Control

As of December 31, 2019, the Company had employment agreements with each of the named executive officers, which provided for payments upon termination without “cause” (as summarized above under the heading, “Employment Agreements with Named Executive Officers”).

Other than these arrangements and accelerated vesting of equity awards under the 2012 Plan, the Company currently does not have any compensatory plans or arrangements that provide for any payments or benefits upon the resignation, retirement or any other termination of any of the named executive officers, as the result of a change in control, or from a change in any named executive officer’s responsibilities following a change in control.

Clawback Policy

As part of the Company’s derivative litigation settlement, the Company adopted a formal clawback policy covering specified incentive compensation of officers (defined as only those individuals the Company has designated as subject to the reporting and liability provisions of Section 16 of the Exchange Act). This provision will be included in any new or amended employment agreements entered into with any existing or future officers of the Company on or after April 11, 2019. The clawback provision will provide that upon a termination for cause, an officer shall automatically forfeit:

1.

Any bonus to which the officer might otherwise have been entitled pursuant to the Company’s KPI Plan related to the fiscal year prior to the fiscal year in which the termination date falls if the amount of such KPI bonus has been determined by the Board but not yet paid; and (ii) for the fiscal year in which the separation takes place.

2.	For the fiscal year in which the separation takes place, any Stock Appreciation Rights and unexercised options (whether vested or unvested) awarded pursuant to the Company’s 2012 Plan.

“Cause” means that the Company makes a good faith determination that the officer has: (1) violated any Company policy or procedure that causes material harm or risk to the Company including, but not limited to, sexual harassment, misappropriation, or fraud; (2) been convicted of a crime which is injurious to the Company’s operation or reputation; (3) engaged in a material breach of the officer’s employment agreement; (4) engaged in willful failure or willful inability to perform the Officer’s duties under the officer’s employment agreement; (5) engaged in any act or omission, which in any material way impairs the reputation, goodwill or business position of the Company; or (6) the officer is prohibited by order of a government agency or court from being employed by the Company or any Company affiliate in the role set forth in the officer’s employment agreement.

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

Director Compensation

PSI’s directors receive the following compensation for their services as members of the Board:

•	A cash retainer of $50,000 per year.

•	An additional cash retainer of $25,000 per year to the Chairman of the Board and the Chair of the Audit Committee.

•	5,000 shares of restricted stock per year. The 2019 awards made to the Company’s directors vest in July 2020.

•	Meeting fees of $1,000 for each Board and Committee meeting.

The Company also reimburses directors for necessary and reasonable travel and other related expenses incurred in connection with the performance of their official duties of attendance at each meeting of the Board or any Committee.

The table below summarizes the compensation paid to each director for their service on the Board for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash		Stock Awards(3)	Total
Shaojun Sun	$88,000	(1)	$—	$88,000
Kui Jiang	63,000	(1)	—	63,000
Jason C. Lin(2)	—		—	—
Leslie A. Coolidge	92,000		50,000	142,000
Frank P. Simpkins	67,000		50,000	117,000
Kenneth W. Landini	63,000		50,000	113,000
Huisheng Liu (4)	32,855	(1)	—	32,855
Guogang Wu (5)	21,145	(1)	—	21,145
Hong He (6)	9,528		33,950	43,478

(1)

Director fees were not remitted to foreign directors in 2019. The non-resident directors are in the process of applying to the Internal Revenue Service to obtain individual U.S. taxpayer identification numbers.

(2)

Mr. Lin resigned from the Board on June 11, 2019 in order to assume the position of Chief Technical Officer of the Company. Because Mr. Lin is a named executive officer, the director fees related to Mr. Lin’s service as a non-employee director in 2019 through such date are reported in the “All Other Compensation” column of the Summary Compensation Table.

(3)

For Ms. Coolidge and Messrs. Simpkins, Landini and He, the amount reported represents the grant date fair value of 5,000 shares of restricted stock granted in 2019, computed in accordance FASB ASC Topic 718. See Note 13, Stock-Based Compensation, to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2019, filed with the SEC on May 4, 2020, for the assumptions made in determining this value. In accordance with Weichai’s internal policies, Dr. Sun and Messrs. Jiang, Liu and Wu have relinquished their rights to receive any stock-based compensation for their service as directors and as such, they did not receive awards of restricted stock in 2019. As of December 31, 2019, Messrs. Simpkins, Landini, He and Ms. Coolidge each held 5,000 unvested shares of restricted stock.

(4)	Mr. Liu resigned from the Board on August 20, 2019.
(5)	Mr. Wu was appointed to the Board on August 20, 2019.
(6)	Mr. He was appointed to the Board on November 14, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s common stock as of June 1, 2020, by:

•	each person who is known to us to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock;

•	each named executive officer and each director; and

•	all of the Company’s executive officers and directors as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Beneficial ownership of the Company’s common stock is based on 22,913,644 shares of the Company’s common stock issued and outstanding as of June 1, 2020.

Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of common stock. Addresses for the beneficial owners are set forth in the footnotes to the table.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percent of Outstanding Common Stock
Directors:
Shaojun Sun, Ph.D.	—	—
Leslie A. Coolidge(2)	15,000	*
Kui Jiang	—	—
Kenneth W. Landini(2)	34,000	*
Guogang Wu	—	—
Frank P. Simpkins(2)	15,000	*
Hong He(2)	5,000	—
Executive Officers:
John P. Miller	76,006	*
Charles F. Avery, Jr.	20,781	*
Jason C. Lin	40,000	*
Kenneth J. Winemaster	2,211,274	9.7%
All executive officers and directors as a group (13 individuals)(3)	2,427,061	10.6%
Parties owning beneficially more than 5% of the outstanding shares:
Neil Gagnon (4)	1,856,987	8.1%
Gary S. Winemaster(5)	3,628,672	15.8%
Weichai(6)	11,749,759	51.3%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each individual is 201 Mittel Drive, Wood Dale, Illinois 60191.
(2)	Includes 5,000 shares of common stock issuable upon vesting of restricted stock that will vest within 60 days of June 1, 2020.
(3)	This group includes in addition to those individuals named in the table: Messrs. Arnett and Klein.
(4)

According to the Schedule 13G/A filed with the SEC on February 13, 2020, Neil Gagnon holds sole voting power with respect to 183,017 shares of the Company’s common stock and sole dispositive power with respect to 183,017 shares of the Company’s common stock. In addition, Mr. Gagnon has shared voting power over 1,625,803 shares of the Company’s common stock and shared dispositive power over 1,673,970 shares of the Company’s common stock. The business address of Mr. Gagnon is 1370 Ave. of the Americas, 24th Floor, New York, NY 10019.

(5)	According to the Form 4 filed by Mr. Winemaster with the SEC on May 29, 2020.
(6)

According to the Schedule 13D/A filed with the SEC on April 23, 2019, Weichai America Corp. holds shared voting power with respect to 11,749,759 shares of the Company’s common stock and shared dispositive power with respect to 11,749,759 shares of the Company’s common stock with Weichai Power and Shandong Heavy Industry Group Co., Ltd. The business address of Weichai America Corp. is 3100 Golf Road, Rolling Meadows, IL 60008.

Equity Compensation Plan Information

The following table summarizes information regarding the securities that may be issued under the 2012 Plan as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	130,070	(1)	$9.41	(2)	466,734	(3)

Equity compensation plans not approved by security holders	—		—		—

Total	130,070		$9.41		466,734

(1)	Includes outstanding stock appreciation rights.
(2)	Represents the weighted average exercise price of outstanding stock appreciation rights.
(3)	Includes shares remaining available for issuance under the 2012 Plan as of December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON POLICY AND TRANSACTIONS

Related Person Transactions Policy and Procedures

In the ordinary course of the Company’s business, the Company may from time to time enter into transactions with its directors, officers and 5% or greater stockholders. The Audit Committee is responsible for approving related party transactions, as defined in applicable rules promulgated by the SEC. Our Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflicts of interest situations. Such transactions must be approved by our Audit Committee prior to consummation.

Related Person Transactions

Other than as described below, during 2019 and 2018, the Company did not enter into any related person transactions.

Weichai

In March 2017, the Company and Weichai executed a share purchase agreement (the “SPA”) with Weichai. Under the terms of the SPA, Weichai invested $60.0 million in the Company (the “Weichai Transaction”) by purchasing a combination of newly issued common and preferred stock as well as a stock purchase warrant, which significantly strengthened the Company’s financial condition and contributed to the subsequent extinguishment of a $60.0 million term loan.

The stock purchase warrant issued to Weichai (the “Weichai Warrant”) was exercisable for any number of additional shares of common stock such that Weichai, upon exercise, would hold 51% of the common stock then outstanding on a fully dilutive basis, on terms and subject to adjustments as provided in the SPA. On April 23, 2019, Weichai exercised the Weichai Warrant and increased its ownership to 51.5% of the Company’s outstanding common stock, as of such date. With the exercise of the Weichai Warrant in April 2019, Weichai owns a majority of the outstanding shares of the common stock of the Company. As a result, Weichai is able to exercise control over matters requiring stockholders’ approval, including the election of the directors, amendment of the Company’s charter and approval of significant corporate transactions.

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

Director Independence

While the Company’s stock is currently traded on the OTCPink market, which requires the Company to establish and maintain fundamental corporate governance standards, the Company has elected to adopt more exacting governance standards that are substantially similar to the NASDAQ listing governance standards. The Board has determined that the Company is a “controlled company,” as defined in Rule 5615(c)(1) of the NASDAQ Marketplace Rules. The Board has based this determination on the fact that Weichai currently owns a majority of the Company’s common stock. Under the NASDAQ rules, a company where more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including:

•	a majority of the Board consists of independent directors;

•	PSI’s Nominating Committee be composed entirely of independent directors; and

•	PSI’s Compensation Committee be composed entirely of independent directors.

The Company is not currently relying on the controlled company exemption for the above requirements, but may in the future.

Unless the Company avails itself of the “controlled company” status as discussed above, pursuant to NASDAQ listing standards, a majority of the members of the Board must qualify as “independent,” as affirmatively determined by the Board. In addition to the NASDAQ independence requirements, the Company also applies the independence guidelines set forth in its Corporate Governance Guidelines, which are available on the Company’s website at www.psiengines.com in the “Investors” section, under “Governance” which are substantially similar to the NASDAQ’s director independence requirements and “controlled company” exemptions. Consistent with this requirement, based on the review and recommendation of the Company’s Nominating Committee, the Board reviewed all relevant identified transactions or relationships between each of the Company’s directors, or any of their family members, and PSI, the Company’s senior management and the Company’s independent registered public accounting firm, and has affirmatively determined that each of Dr. Sun, Messrs. He, Jiang, Landini, Simpkins and Wu and Ms. Coolidge meets the standards of independence under the applicable NASDAQ listing standards. In making this determination, the Board found Dr. Sun, Messrs. He, Jiang, Landini, Simpkins and Wu and Ms. Coolidge to be free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. The Board has also determined that each member of its Audit Committee is independent under NASDAQ Rule 5605(a)(2).

Item 14.	Principal Accounting Fees and Services.

AUDIT-RELATED MATTERS

Independent Registered Public Accounting Firm Fees

The following table shows the fees for professional services rendered to us by BDO USA, LLP for services in respect of the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees(1)	$1,850,000	$2,800,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$1,850,000	$2,800,000

(1)

Audit Fees: Audit fees for the fiscal years 2019 and 2018 include the aggregate fees incurred for the audit of the Company’s annual consolidated financial statements and to review interim quarterly consolidated financial information.

(2)	Audit-Related Fees: The Company did not engage BDO for any audit-related services during the 2019 and 2018 fiscal years.
(3)	Tax Fees: The Company did not engage BDO for any tax services during the 2019 and 2018 fiscal years.
(4)	All Other Fees: The Company did not engage BDO for any other services during the 2019 and 2018 fiscal years.

In accordance with its charter, the Audit Committee approved in advance all audit services provided by the Company’s independent registered public accounting firm for fiscal year 2019.

Pre-Approval Policy and Procedures

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.

2.1	†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213

2.2		Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944

3.1		Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543

3.2		Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944

3.3		Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944

4.1		Indenture dated as of April 29, 2015 by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto, including form of 5.50% Senior Notes due 2018.	8-K	4.1	04/29/2015	001-35944

4.2		Osterweis Purchase Agreement dated as of April 29, 2015, by and among Power Solutions International, Inc. and the Osterweis Strategic Income Fund for purchase for cash of certain of Power Solutions International, Inc.’s Senior Notes due 2018.	8-K	10.1	04/29/2015	001-35944

4.3		First Supplemental Indenture dated as of November 2, 2015 to Indenture dated as of April 29, 2015 by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	10-K	4.6	02/26/2016	001-35944

4.4		Second Supplemental Indenture dated as of April 1, 2016, to Indenture dated as of April 19, 2015, by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	8-K	4.1	04/04/2016	001-35944

4.5		Third Supplemental Indenture, dated as of March 31, 2017, to the Indenture dated as of April 29, 2015, by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	8-K	4.1	04/06/2017	001-35944

4.6		Fourth Supplemental Indenture, dated as of April 19, 2018, by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	8-K	4.1	04/19/2018	001-35944

4.7		Form of Warrant to Purchase Shares of Power Solutions International, Inc.	8-K	10.2	03/27/17	001-35944

4.8		Amended and Restated Warrant to Purchase Shares of Power Solutions International, Inc., dated as of November 30, 2017.	8-K	10.2	12/05/17	001-35944

4.9		Second Amended and Restated Warrant to Purchase Shares of Power Solutions, Inc., dated as of September 30, 2018.	8-K	10.1	10/03/18	001-35944

4.10		Fifth Supplemental Indenture, dated as of October 30, 2019, by and among Power Solutions International, Inc., The Bank of New York Mellon, as Trustee, and the Guarantors party thereto.	8-K	4.1	10/31/2019	001-35944

4.11		Description of Power Solutions International, Inc. Capital Stock

10.1	††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213

10.2	††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944

10.3	††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

10.4	Guaranty and Security Agreement, dated as of June 28, 2013, by and among Wells Fargo, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC and XI Sync LLC, and related documents.	8-K	10.2	07/02/2013	001-35944

10.5	Joinder No. 1 dated as of April 1, 2014 to Guaranty and Security Agreement dated as of June 28, 2013, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC, and Professional Power Products, Inc., joining Professional Power Products, Inc. as a party thereto.	8-K	10.4	04/02/2014	001-35944

10.6	Joinder No.2 dated as of November 2, 2015 to Guaranty and Security Agreement dated as of June 28, 2013, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC, Professional Power Products, Inc., and Bi-Phase Technologies, LLC and Powertrain Integration Acquisition, LLC, joining Bi-Phase Technologies, LLC and Powertrain Integration Acquisition, LLC.	10-K	10.6	05/16/2019	001-35944

10.7	First Amendment, dated as of June 28, 2016, to the Guaranty and Security Agreement dated as of June 28, 2013, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC, Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC.	8-K	10.4	06/30/2016	001-35944

10.8	Credit Agreement, dated as of June 28, 2013, by and among Wells Fargo Bank, N.A. as agent for itself and the other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, and XI Sync LLC.	8-K	10.1	07/02/2013	001-35944

10.9	Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.3	04/02/2014	001-35944

10.10	First Amendment, dated as of September 30, 2014, to the Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.1	10/01/2014	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

10.11	Second Amendment, dated as of February 11, 2015, to the Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.1	02/17/2015	001-35944

10.12	Third Amendment, dated as of April 29, 2015, to the Amended and Restated Credit Agreement, dated as of April 1, 2014, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., The W Group, Inc., Power Solutions, Inc., Power Great Lakes, Inc., Auto Manufacturing, Inc., Torque Power Source Parts, Inc., Power Properties, L.L.C., Power Production, Inc., Power Global Solutions, Inc., PSI International, LLC, XI Sync LLC and Professional Power Products, Inc.	8-K	10.2	04/29/2015	001-35944

10.13	Joinder to Amended and Restated Credit Agreement, dated as of November 2, 2015, by and among Wells Fargo Bank, National Association, as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., and Professional Power Products, Inc. and the original borrowers, Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC as the new borrowers.	10-K	10.25	02/26/2016	001-35944

10.14	Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC.	8-K	10.3	06/30/2016	001-35944

10.15	First Amendment and Waiver, dated as of August 22, 2016, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and between Power Solutions International, Inc., Professional Power Products, Inc. and Wells Fargo Bank, National Association, as agent for the lenders party thereto.	10-K	10.15	05/16/2019	001-35944

10.16	Second Amendment and Waiver, dated December 19, 2016, to the Second Amended and Restated Credit Agreement, dated June 28, 2016, by and between Power Solutions International, Inc., Professional Power Products, Inc., and Wells Fargo Bank, National Association, as agent for the lenders party thereto.	10-K	10.16	05/16/2019	001-35944

10.17	Third Amendment, Consent and Waiver, dated as of March 31, 2017, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Wells Fargo Bank, N.A. as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC.	8-K	10.1	04/06/2017	001-35944

10.18	Fourth Amendment, dated as of July 17, 2017, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Wells Fargo Bank National Association, as agent for itself and other lenders party thereto, each of the lenders party thereto, Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC.	8-K	10.1	07/19/2017	001-35944

10.19	Consent and Fifth Amendment, dated as of October 3, 2017, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC and Wells Fargo Bank, National Association, as agent for the lenders party thereto and the lenders party thereto.	8-K	10.1	10/10/2017	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.

10.20		Consent, Sixth Amendment and Waiver, dated as of March 29, 2018, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc. Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC and Wells Fargo Bank, National Association, as agent for the lenders party thereto, and the lenders party thereto.	8-K	10.1	03/29/2018	001-35944

10.21		First Amendment and Waiver, dated August 22, 2016, to Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC, and TPG Specialty Lending, Inc. and the lenders party thereto.	10-K	10.21	05/16/2019	001-35944

10.22		Second Amendment and Waiver, dated December 19, 2016, to Credit Agreement, dated as of June 28, 2016, by and among Power Solutions International, Inc., Professional Power Products, Inc., Powertrain Integration Acquisition, LLC and Bi-Phase Technologies, LLC, and TPG Specialty Lending, Inc. and the lenders party thereto.	10-K	10.22	05/16/2019	001-35944

10.23	††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944

10.24		Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944

10.25		Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944

10.26		Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944

10.27		First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

10.28		Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944

10.29	†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944

10.30		Asset Purchase Agreement dated as of May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944

10.31		Share Purchase Agreement dated as of March 20, 2017 among Power Solutions International, Inc. and Weichai America Corp., dated as of March 20, 2017.	8-K	10.1	03/27/2017	001-35944

10.32		Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944

10.33		Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944

10.34	†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944

10.35		Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944

10.36	††	Employment Agreement, dated June 15, 2017, by and between Power Solutions International, Inc. and John P. Miller.	8-K/A	10.1	06/21/2017	001-35944

10.37	††	Employment Agreement, dated November 28, 2017, by and between Power Solutions International, Inc. and Kenneth Winemaster.	8-K	10.1	12/04/2017	001-35944

10.38	††	Employment Agreement, dated January 11, 2018, by and between Power Solutions International, Inc. and William A. Buzogany.	10-K	10.38	05/16/2019	001-35944

10.39	††	Employment Agreement, dated October 10, 2018, by and between Power Solutions International, Inc. and Charles F. Avery, Jr.	8-K/A	10.1	10/11/2018	001-35944

10.40		Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.

10.41		Waiver, dated May 16, 2019, to Second Amended and Restated Credit Agreement, dated June 28, 2016, by and between Power Solutions International, Inc., Professional Power Products, Inc., and Wells Fargo Bank, National Association, as agent for the lenders party thereto.	10-K	10.41	05/16/2019	001-35944

10.42		Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944

10.43		First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944

10.44		Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944

10.45		Confidential Consulting Agreement.	10-Q	10.1	05/04/2020	001-35944

14.1		Code of Business Conduct and Ethics	10-K	14.1	05/16/2019	001-35944

16.2		Letter of Frazier & Deeter, LLC, Independent Registered Public Accounting Firm, dated March 19, 2018.	8-K/A	16.1	03/20/2018	001-35944

21.1		Subsidiaries of Power Solutions International, Inc.	10-K	21.1	05/04/2020	001-35944

23.1		Consent of BDO USA, LLP	10-K	23.1	05/04/2020	001-35944

31.1		Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	05/04/2020	001-35944

31.2		Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	05/04/2020	001-35944

31.3	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	05/04/2020	001-35944

32.2	***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	05/04/2020	001-35944

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	**	XBRL Taxonomy Definition Linkbase Document.

*	Filed with this Report.
**	Previously filed.
***

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of June, 2020.

POWER SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Charles F. Avery, Jr.
Name:	Charles F. Avery, Jr.
Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of June, 2020.

Signature	Title

/s/ John P. Miller John P. Miller	Chief Executive Officer and President (Principal Executive Officer)

/s/ Charles F. Avery, Jr. Charles F. Avery, Jr.	Chief Financial Officer (Principal Financial Officer)

/s/ Donald P. Klein Donald P. Klein	Corporate Controller (Principal Accounting Officer)

/s/ Shaojun Sun Shaojun Sun	Chairman of the Board and Director

/s/ Kui Jiang Kui Jiang	Director

/s/ Guogang Wu Guogang Wu	Director

/s/ Leslie A. Coolidge Leslie A. Coolidge	Director

/s/ Kenneth W. Landini Kenneth W. Landini	Director

/s/ Frank P. Simpkins Frank P. Simpkins	Director

/s/ Hong He Hong He	Director