Form 10-Q
period 2020-03-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2020-06-30
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒
As of June 22, 2020, there were 22,859,850 outstanding shares of the Common Stock of the registrant.

EXPLANATORY NOTE
As previously disclosed on Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”) Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on May 15, 2020, the filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report”) was delayed due to circumstances related to the novel coronavirus (“COVID-19”) and its impact on the Company’s operations. The disruptions in transportation, staffing, and technology systems to both the Company and the Company’s professional advisors resulted in limited support from the Company’s staff and professional advisors due to the COVID-19 outbreak. In particular, COVID-19 has caused disruptions in the Company’s day-to-day activities and impaired the Company’s ability to perform necessary work on the Quarterly Report and to file the Quarterly Report by its original May 15, 2020 due date. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 4, 2020 and amended March 25, 2020 (Release Nos. 34-88318 and 34-88465) (collectively, the “Order”), to delay the filing of this Quarterly Report. The Company is relying on the Order in filing this Quarterly Report.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Exchange Act. These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding the Company’s projected sales and potential profitability, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and from time to time in the Company’s subsequent filings with the SEC; management’s ability to successfully implement the Audit Committee’s remedial recommendations; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the financial reporting and internal control matters; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenue; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain to source product; the impact of the investigations being conducted by the SEC, and the criminal division of the United States Attorney’s Office for the Northern District of Illinois (the “USAO”) and any related or additional governmental investigative or enforcement proceedings; any delays and challenges in recruiting key employees consistent with the Company’s plans; the impact the recent outbreak of a new strain of coronavirus (“COVID-19 outbreak”) could have on the Company’s business and financial results; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except par values)	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$816	$3
Accounts receivable, net of allowances of $3,252 and $3,561 as of March 31, 2020 and December 31, 2019, respectively	58,956	104,515
Income tax receivable	3,808	1,055
Inventories, net	125,600	108,839
Prepaid expenses and other current assets	12,231	8,110
Total current assets	201,411	222,522
Property, plant and equipment, net	22,711	23,194
Intangible assets, net	12,608	13,372
Goodwill	29,835	29,835
Other noncurrent assets	23,470	24,749
TOTAL ASSETS	$290,035	$313,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,313	$75,835
Current maturities of long-term debt	55,158	195
Revolving line of credit	16,829	39,527
Other accrued liabilities	75,598	66,030
Total current liabilities	214,898	181,587
Deferred tax liabilities	714	1,105
Long-term debt, net of current maturities	896	55,657
Noncurrent contract liabilities	16,695	17,998
Other noncurrent liabilities	28,891	28,828
TOTAL LIABILITIES	$262,094	$285,175

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 and 23,117 shares issued; 22,858 and 22,857 shares outstanding at March 31, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	165,691	165,527
Accumulated deficit	(127,624)	(126,912)
Treasury stock, at cost, 259 and 260 shares at March 31, 2020 and December 31, 2019, respectively	(10,149)	(10,141)
TOTAL STOCKHOLDERS’ EQUITY	27,941	28,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$290,035	$313,672
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2020	2019
Net sales	$105,097	$115,787
Cost of sales	87,383	98,083
Gross profit	17,714	17,704
Operating expenses:
Research, development and engineering expenses	6,752	6,299
Selling, general and administrative expenses	13,890	16,060
Amortization of intangible assets	763	910
Total operating expenses	21,405	23,269
Operating loss	(3,691)	(5,565)
Other expense (income):
Interest expense	1,274	2,113
Gain from change in fair value of warrants	—	(4,400)
Other income, net	(211)	(106)
Total other expense (income)	1,063	(2,393)
Loss before income taxes	(4,754)	(3,172)
Income tax benefit	(4,042)	(586)
Net loss	$(712)	$(2,586)

Weighted-average common shares outstanding:
Basic	22,858	18,639
Diluted	22,858	22,635
Loss per common share:
Basic	$(0.03)	$(0.14)
Diluted	$(0.03)	$(0.31)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	$23	$165,527	$(126,912)	$(10,141)	$28,497
Net loss	—	—	(712)	—	(712)
Stock-based compensation expense	—	165	—	(8)	157
Payment of withholding taxes for net settlement of stock-based awards	—	(1)	—	—	(1)
Balance at March 31, 2020	$23	$165,691	$(127,624)	$(10,149)	$27,941

Balance at December 31, 2018	$19	$126,412	$(135,160)	$(9,849)	$(18,578)
Net loss	—	—	(2,586)	—	(2,586)
Stock-based compensation expense	—	911	—	(376)	535
Payment of withholding taxes for net settlement of stock-based awards	—	(346)	—	—	(346)
Balance at March 31, 2019	$19	$126,977	$(137,746)	$(10,225)	$(20,975)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2020	2019
Cash provided by (used in) operating activities
Net loss	$(712)	$(2,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	763	910
Depreciation	1,296	1,343
Change in value of warrants	—	(4,400)
Stock-based compensation expense	157	535
Amortization of financing fees	116	179
Deferred income taxes	(390)	(641)
Other non-cash adjustments, net	(162)	349
Changes in operating assets and liabilities:
Accounts receivable, net	45,585	16,635
Inventory, net	(16,811)	(12,475)
Prepaid expenses and other assets	(5,530)	(6,542)
Accounts payable	(8,586)	(104)
Accrued expenses	9,694	12,719
Other noncurrent liabilities	(1,116)	(6,623)
Net cash provided by (used in) operating activities	24,304	(701)
Cash used in investing activities
Capital expenditures	(779)	(816)
Other investing activities, net	7	—
Net cash used in investing activities	(772)	(816)
Cash (used in) provided by financing activities
Proceeds from revolving line of credit	127,560	137,298
Repayments of revolving line of credit	(150,258)	(135,086)
Other financing activities, net	(21)	(748)
Net cash (used in) provided by financing activities	(22,719)	1,464
Net increase (decrease) in cash and restricted cash	813	(53)
Cash at beginning of the period	3	54
Cash at end of the period	$816	$1
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
Stock Ownership and Control
Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”), currently owns a majority of the outstanding shares of the Company’s Common Stock. As a result, Weichai is able to exercise control over matters requiring stockholders’ approval, including the election of the directors, amendments to the Company’s Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
Weichai currently has three representatives on the Company’s Board of Directors (the “Board”). Under the Investor Rights Agreement (the “Rights Agreement”) between Weichai and the Company, since Weichai became the majority owner of the Company’s outstanding shares of Common Stock, the Company became required to appoint to the Board an additional individual designated by Weichai, or such additional number of individuals so that Weichai designees constitute the majority of the directors serving on the Board. As of the date of this filing, Weichai has not designated an additional representative to the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Stock Market (“NASDAQ”) Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e).
Going Concern Considerations
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Credit Agreement”). The Credit Agreement, which allows the Company to borrow up to $130.0 million, matures on March 26, 2021 with an optional 60-day extension, subject to certain conditions and payment of a 0.25% extension fee.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Credit Agreement. Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the Credit Agreement by March 26, 2021. Management plans to seek additional liquidity from its current or other lenders before March 26, 2021. There can be no assurance that the Company’s management will be able to successfully complete a financing on acceptable terms or repay this outstanding indebtedness, when required or if at all. The consolidated financial statements included in this Quarterly Report do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
Furthermore, if the Company cannot raise capital on acceptable terms, it may not, among other things, be able to do the following:

•	continue to expand the Company’s research and product investments and sales and marketing organization;

•	expand operations both organically and through acquisitions; and

•	respond to competitive pressures or unanticipated working capital requirements.
Additionally, as discussed further below, in January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a global pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The potential impact of future disruptions to the Company, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a material adverse impact on the results of operations, financial position, and liquidity of the Company.
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
Recent COVID-19 Outbreak and Oil and Gas Market Price Volatility
As a result of the COVID-19 pandemic, the global economy has experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices have declined precipitously as compared to prices at the end of 2019. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry.
The Company performs its annual goodwill impairment test as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considered the significant changes in the market due to the COVID-19 pandemic and the oil and gas market price volatility in performing its assessment of whether an interim impairment review was required for any reporting units and determined that a triggering event had occurred for both reporting units as of March 31, 2020. The Company considered both qualitative and quantitative factors in its assessment including the significant amount of headroom resulting from the prior fiscal year’s impairment test and potential changes in key assumptions, including discount rates, expected profitability and long-term growth rates, used in the last fiscal year’s impairment analysis that may have been impacted by the recent market conditions and economic events. Based on this interim assessment, the Company concluded that goodwill was not impaired as of March 31, 2020.
The Company has yet to experience significant supply chain interruptions or material cancellations of orders; however, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders. Accordingly, these adverse impacts may significantly impact the Company’s results of future operations, financial position, and liquidity. Further, it is reasonably possible that these potential adverse impacts may result in the recognition of material impairments or other related charges in future periods as the extent and duration of the impact of the COVID-19 pandemic and resulting effect on the Company’s operations continues to evolve and remains uncertain.
The Company has initiated certain contingency actions as a result of the expected significant negative impacts of these factors. As of the date of this Quarterly Report, the Company’s production facility workforce has been reduced to more closely align with current volume trends. In addition, the Company implemented various temporary cost reduction measures, including reduced pay for salaried employees, suspension of the 401(k) match program, and deferred spending on certain R&D programs, among others. The measures with regard to pay for employees and the Company’s 401(k) plan match are anticipated to run through September

30, 2020, at which time the Company will assess market conditions. The Company continues to review operating expenses as part of the contingency planning process.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the three months ended March 31, 2020, which contains unaudited consolidated financial statements as of and for the three months ended March 31, 2020 and 2019.
The consolidated financial statements include the accounts of Power Solutions International, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries in which the Company exercises control. The foregoing financial information was prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with, and have been prepared in accordance with accounting policies reflected in, the consolidated financial statements and related notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“the 2019 Annual Report”), which should be read in conjunction with the disclosures therein. The Company’s significant accounting policies are described in the aforementioned 2019 Annual Report. Included below are certain updates to those policies. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. Operating results for interim periods are not necessarily indicative of annual operating results.
The Company operates as one business and geographic operating segment. Operating segments are defined as components of a business that can earn revenue and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker (“CODM”). The Company’s CODM is its principal executive officer, who decides how to allocate resources and assess performance. A single management team reports to the CODM, who manages the entire business. The Company’s CODM reviews consolidated statements of operations to make decisions, allocate resources and assess performance, and the CODM does not evaluate the profit or loss from any separate geography or product line.
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended March 31,
	2020	2019
Customer A	15%	17%
Customer B	10%	**
Customer C	14%	**
The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of March 31, 2020	As of December 31, 2019
Customer A	16%	**
Customer B	17%	**
Customer C	**	49%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended March 31,
	2020	2019
Supplier A	11%	16%
Supplier B	**	12%
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
Research and Development
Research and development (“R&D”) expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $6.4 million and $5.8 million for the three months ended March 31, 2020 and 2019, respectively.
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
Inventories consist of the following:

(in thousands) Inventories	As of March 31, 2020	As of December 31, 2019
Raw materials	$105,750	$90,677
Work in process	4,426	2,007
Finished goods	18,641	19,119
Total inventories	128,817	111,803
Inventory allowance	(3,217)	(2,964)
Inventories, net	$125,600	$108,839
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Three Months Ended March 31,
Inventory Allowance	2020	2019
Balance at beginning of period	$2,964	$5,730
Charged to expense	526	314
Write-offs	(273)	(235)
Balance at end of period	$3,217	$5,809

Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of March 31, 2020	As of December 31, 2019
Accrued product warranty	$14,027	$17,142
Litigation reserves *	5,420	5,020
Contract liabilities	36,670	26,898
Accrued compensation and benefits	6,515	6,599
Operating lease liabilities	3,732	3,789
Accrued interest expense	1,759	1,087
Other	7,475	5,495
Total	$75,598	$66,030

*
As of March 31, 2020 and December 31, 2019, litigation reserves primarily consisted of reserves related to ongoing government investigations and the settlement of the Federal Derivative Litigation. The Company concluded that insurance recovery was probable related to $2.2 million and $1.9 million of the litigation reserves as of March 31, 2020 and December 31, 2019, respectively, and recognized full recovery of the settlement amounts in Prepaid expenses and other current assets. See Note 9. Commitments and Contingencies for additional information.

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
Accrued product warranty activities are presented below:

(in thousands)	For the Three Months Ended March 31,
Accrued Product Warranty	2020	2019
Balance at beginning of period	$25,501	$23,101
Current year provision	2,325	1,467
Changes in estimates for preexisting warranties *	661	2,730
Payments made during the period	(3,926)	(1,579)
Balance at end of period	24,561	25,719
Less: Current portion	14,027	18,062
Noncurrent accrued product warranty	$10,534	$7,657

*
Change in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. The Company’s warranty liability is generally affected by failure rates, repair costs and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. In the first quarter of 2020 and 2019, the Company recorded charges for changes in estimates of preexisting warranties of $0.7 million, or $0.03 per diluted share, and $2.7 million, or $0.12 per diluted share, respectively.

Recently Issued Accounting Pronouncements – Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires the use of existing accounting guidance applicable to software developed for internal use to be applied to cloud computing service contracts’ implementation costs. The costs capitalized would be amortized over the life of the agreement, including renewal option periods likely to be used. The Company adopted the standard effective January 1, 2020 on a prospective basis. There was no impact on the Company’s financial statements including the related notes as a result of adopting the guidance.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which both reduces and expands selected disclosure requirements. The principal changes expected to impact the Company’s disclosure are requirements to disclose the range and weighted average of each of the significant unobservable items and the way the weighted average of a range is calculated for items in the “table of significant unobservable inputs.” The guidance also requires disclosure of changes in unrealized gains and losses in other comprehensive income and removes requirements regarding, among other items, disclosure of the valuation process for Level 3 measurements. The Company adopted the guidance on January 1, 2020. There was no impact on the Company’s financial statements including the related notes as a result of adopting the guidance.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company adopted the guidance on January 1, 2020 on a prospective basis. There was no impact on the Company’s financial statements including the related notes as a result of adopting the guidance.
Recently Issued Accounting Pronouncements – Not Yet Adopted
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
Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended March 31,
End Market	2020	2019
Energy	$50,084	$45,648
Industrial	37,131	50,587
Transportation	17,882	19,552
Total	$105,097	$115,787
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended March 31,
Geographic Area	2020	2019
North America	$94,520	$97,679
Pacific Rim	6,454	12,625
Europe	2,657	3,377
Other	1,466	2,106
Total	$105,097	$115,787
Contract Balances
Most of the Company’s contracts are for a period of less than one year; however, certain long-term manufacturing and extended warranty contracts extend beyond one year. The timing of revenue recognition may differ from the time of invoicing to customers and these timing differences result in contract assets or contract liabilities on the Company’s Consolidated Balance Sheets. Contract assets include amounts related to the contractual right to consideration for completed performance when the right to consideration is conditional. The Company records contract liabilities when cash payments are received or due in advance of performance. Contract assets and contract liabilities are recognized at the contract level.

(in thousands)	As of March 31, 2020	As of December 31, 2019
Short-term contract assets (included in Prepaid expenses and other current assets)	$4,623	$694
Short-term contract liabilities (included in Other accrued liabilities)	(36,670)	(26,898)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(16,695)	(17,998)
Net contract liabilities	$(48,742)	$(44,202)
During the three months ended March 31, 2020 and 2019, the Company recognized $3.0 million and $0.7 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2019 and 2018, respectively. The increase in the contract asset during the first quarter of 2020 is related to performance completed and revenue recognized under certain contracts but for which the Company’s right to consideration is conditional at the end of the period. The increase in the contract liabilities during the first quarter of 2020 is primarily related to prepayments for certain engines by a customer under a long-term supply agreement.
Remaining Performance Obligations
For performance obligations that extend beyond one year, the Company had $52.7 million of remaining performance obligations as of March 31, 2020. The Company expects to recognize revenue related to these remaining performance obligations of approximately $23.5 million in the remainder of 2020, $26.8 million in 2021, $0.7 million in 2022, $0.7 million in 2023, $0.7 million in 2024 and $0.3 million in 2025 and beyond.
Note 3.    Weichai Transactions
Weichai Warrant
In September 2018, Weichai’s stock purchase warrant (the “Weichai Warrant”) was amended under the terms of a second amended and restated warrant (“Amended and Restated Warrant”) to defer its exercise date to a 90-day period commencing April 1, 2019, to adjust the exercise price to a price per share of the Company’s Common Stock equal to the lesser of (i) 50% of the Volume-Weighted Average Price (“VWAP”) during the 20 consecutive trading day period preceding October 1, 2018 and (ii) 50% of the VWAP during the 20 consecutive trading day period preceding the date of exercise, subject to an adjustment that could reduce the exercise price by up to $15.0 million. In the event that the adjustment exceeded the exercise price, the excess would be due to the warrant holder.
The Weichai Warrant was a freestanding derivative financial instrument that was not indexed solely to the Company’s Common Stock due to the Weichai Warrant’s exercise terms. Changes in value of the Weichai Warrant resulted in a gain of $4.4 million reported in Gain from change in fair value of warrants in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2019.
On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company’s Common Stock, as of such date. The exercise proceeds for the warrants of $1.6 million were based on 50% of the VWAP during the 20 consecutive trading day period preceding April 23, 2019 and the $15.0 million reduction in the exercise price described above. The Company recorded net expense of $1.4 million during 2019 for changes in the value of the Weichai Warrant inclusive of the impact of the exercise.
Weichai Collaboration Arrangement and Related Party Transactions
The Company and Weichai executed a strategic collaboration agreement (the “Collaboration Agreement”) on March 20, 2017, in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experiences, expertise and resources. Among other things, the Collaboration Agreement established a joint steering committee, permitted Weichai to second a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations, related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement provided for the steering committee to create various sub-committees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement had a term of three years that was set to expire in March 2020. On March 26, 2020, the Collaboration Agreement was extended for an additional term of three years.
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred, and revenue generated from third parties are recorded on a gross basis in the financial statements. For the three months ended March 31, 2020 and 2019, the Company’s sales to Weichai were immaterial in both periods, while purchases of inventory from Weichai were $5.1 million and $0.8 million, respectively. As of March 31, 2020, and December 31, 2019, the Company had immaterial receivables from Weichai and outstanding payables to Weichai of $11.1 million and $5.9 million, respectively.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of March 31, 2020	As of December 31, 2019
Property, Plant and Equipment
Leasehold improvements	$6,783	$6,745
Machinery and equipment	42,108	41,243
Construction in progress	1,492	1,679
Total property, plant and equipment, at cost	50,383	49,667
Accumulated depreciation	(27,672)	(26,473)
Property, plant and equipment, net	$22,711	$23,194
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both March 31, 2020 and December 31, 2019 was $29.8 million. Accumulated impairment losses at both March 31, 2020 and December 31, 2019 were $11.6 million.
See Note 1. Summary of Significant Accounting Policies and Other Information for additional discussion of the Company’s impairment considerations related to the impacts of the COVID-19 pandemic and the oil and gas market price volatility.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(22,957)	$11,983
Developed technology	700	(616)	84
Trade names and trademarks	1,700	(1,159)	541
Total	$37,340	$(24,732)	$12,608

(in thousands)	As of December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(22,236)	$12,704
Developed technology	700	(605)	95
Trade names and trademarks	1,700	(1,127)	573
Total	$37,340	$(23,968)	$13,372

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of March 31, 2020	As of December 31, 2019
Short-term financing:
Wells Fargo revolving credit facility	$16,829	$39,527

Long-term debt:
Unsecured senior notes	$55,000	$55,000
Finance leases and other debt	1,173	1,087
Unamortized debt issuance costs	(119)	(235)
Total long-term debt and finance leases	56,054	55,852
Less: Current maturities of long-term debt and finance leases	55,158	195
Long-term debt	$896	$55,657
Certain events of default (including delinquent filing of annual and periodic reports related to fiscal year 2019 with the SEC and material weaknesses in the control environment) occurred with respect to the Company’s credit agreements. While waivers were obtained or debt was renegotiated in prior periods with the respective lenders, absent such waivers the debt would have been in breach of covenants. The Company pledged substantially all of its tangible and intangible assets, including inventory, receivables and fixed assets, as collateral under the Wells Fargo Credit Agreement.
Credit Agreement
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement, dated as of March 27, 2020, by and between the Company and Standard Chartered Bank (“Standard Chartered”) as administrative agent (the “Credit Agreement”). The Credit Agreement allows the Company to borrow up to $130.0 million and matures on March 26, 2021 with an optional 60-day extension, subject to certain conditions and payment of a 0.25% extension fee. Borrowings under the Credit Agreement bear interest at either the base rate as defined in the Credit Agreement or the London Interbank Offered Rate (“LIBOR”) plus 2.00% per annum, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds (i) to repay the outstanding balance of $16.8 million on the revolving credit agreement between the Company and Wells Fargo Bank, N.A. (the “Wells Fargo Credit Agreement”), (ii) to fully redeem and discharge $55.0 million in aggregate outstanding principal amount of its unsecured notes due June 2020 (the “Unsecured Senior Notes”) and pay related interest, and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with repayment of the outstanding balance. The Company will recognize a loss on the extinguishment of the Wells Fargo Credit Agreement and the Unsecured Senior Notes of $0.5 million related to premiums to early retire the Unsecured Senior Notes and unamortized debt issuance costs. The Company will defer debt issuance costs related to the closing of the Credit Agreement of $2.0 million. On April 29, 2020, the Company borrowed an additional $35.0 million under the Credit Agreement, which is the remaining portion of availability, providing the Company with greater financial flexibility. As of May 31, 2020, the Company had borrowings outstanding of $130.0 million under the Credit Agreement and cash and cash equivalents of $35.5 million.
The Wells Fargo Credit Agreement maturity date was the earlier of March 31, 2021, or 60 days prior to the final maturity of the Unsecured Senior Notes, which were to mature on June 30, 2020, resulting in a maturity date of May 1, 2020 for the Wells Fargo Credit Agreement.
Note 7.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between March 2020 and August 2039. For the three months ended March 31, 2020 and 2019, the Company recorded lease expense for both periods of $1.8 million within Cost of sales, $0.1 million within Research, development, and engineering, $0.1 million within Selling, general and administrative and less than $0.1 million within Interest expense on the Consolidated Statements of Operations.

The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended March 31,
	2020	2019
Operating lease cost	$1,379	$1,401
Finance lease cost
Amortization of right-of-use (“ROU”) asset	52	24
Interest expense	13	7
Short-term lease cost	110	143
Variable lease cost	423	455
Total lease cost	$1,977	$2,030
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$1,373	$1,146
Operating cash flows paid for interest portion of finance leases	13	7
Financing cash flows paid for principal portion of finance leases	48	22
Right-of-use assets obtained in exchange for lease obligations
Operating leases	—	37
Finance leases	—	83
As of March 31, 2020 and December 31, 2019, the weighted-average remaining lease term was 6.6 years and 6.7 years for operating leases and 4.3 years and 4.5 years for finance leases, respectively. The weighted-average discount rate was 7.2% for operating leases and 6.8% for finance leases as of both March 31, 2020 and December 31, 2019. The following table presents supplemental balance sheet information related to leases:

(in thousands)	March 31, 2020	December 31, 2019
Operating lease ROU assets, net [1]	$19,692	$20,677

Operating lease liabilities, current [2]	3,732	3,789
Operating lease liabilities, non-current [3]	16,783	17,679
Total operating lease liabilities	$20,515	$21,468

Finance lease ROU assets, net [1]	$695	$777

Finance lease liabilities, current [2]	189	195
Finance lease liabilities, non-current [3]	576	617
Total finance lease liabilities	$765	$812

1.	Included in Other noncurrent assets for operating leases and Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.

2.	Included in Other accrued liabilities for operating leases and Current maturities of long-term debt for finance leases on the Consolidated Balance Sheets.

3.	Included in Other noncurrent liabilities for operating leases and Long-term debt, net of current maturities for finance leases on the Consolidated Balance Sheets.

The following table presents maturity analysis of lease liabilities as of March 31, 2020:

(in thousands)	Operating Leases	Finance Leases
Nine months ending December 31, 2020	$3,852	$182
Year ending December 31, 2021	4,841	243
Year ending December 31, 2022	4,680	175
Year ending December 31, 2023	3,247	101
Year ending December 31, 2024	1,813	82
Thereafter	7,389	96
Total undiscounted lease payments	25,822	879
Less: imputed interest	5,307	114
Total lease liabilities	$20,515	$765
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
Financial Instruments Measured at Carrying Value
Debt
The Company measured the Wells Fargo Credit Agreement and the Unsecured Senior Notes at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the revolving credit facility approximated carrying value, as it consisted of short-term variable rate loans.
The fair value measurement of the Unsecured Senior Notes was defined as Level 3 in the three-level fair value hierarchy, as the inputs to their valuation were not all market observable. As of March 31, 2020, the Company estimated the fair value of the Unsecured Senior Notes at their face value as the Unsecured Senior Notes were extinguished on April 2, 2020 as further discussed in Note 6. Debt.

(in thousands)	As of March 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Wells Fargo Credit Agreement	$16,829	$—	$16,829	$—
Unsecured Senior Notes	54,881	—	—	55,000

(in thousands)	As of December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Wells Fargo Credit Agreement	$39,527	$—	$39,527	$—
Unsecured Senior Notes	54,765	—	—	54,600

Financial Instruments Measured at Fair Value
Warrants
The following table summarizes changes in the estimated fair value of the Company’s warrant liability:

(in thousands)	For the Three Months Ended March 31, 2019
Balance at beginning of period	$35,100
Change in value of warrants *	(4,400)
Balance at end of period	$30,700

*	The change in value of the warrant liability is presented as Gain from change in fair value of warrants in the Company’s Consolidated Statement of Operations.
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
Federal Derivative Litigation
In February 2017, Travis Dorvit filed a putative stockholder derivative action in the U.S. District Court for the Northern District of Illinois, captioned Dorvit v. Winemaster, et al., No. 1:17-cv-01097 (N.D. Ill.) (the “Dorvit Action”), against certain of the Company’s current and former officers and directors. The complaint asserted claims for breach of fiduciary duty and unjust enrichment arising from the same matters at issue in the consolidated case captioned Guinta v. Power Solutions International, Inc., No. 1:16-cv-09599 (N.D.Ill.), which had alleged violations of Sections 10(b) and 20(a) of the Exchange Act arising from public filings, press releases and conference calls between February 2014 and February 2017, and which was settled in May 2019 (hereinafter, the “Giunta Action”). In April 2018, Michael Martin filed a second putative stockholder derivative action, captioned Martin v. Winemaster, et al., No. 18-CV-2386 (N.D. Ill.) (the “Martin Action”), in the same court against certain of the Company’s current and former officers and directors. In July 2018, the court consolidated the Martin Action and the Dorvit Action.
In July 2018, the plaintiffs in the consolidated Dorvit and Martin Actions filed an amended consolidated complaint (the “Second Amended Complaint”) against certain of the Company’s current and former officers and directors, who are indemnified by the Company as to their legal fees and defense costs. The Second Amended Complaint asserts claims for breach of fiduciary duty, unjust enrichment, corporate waste and failure to hold an annual stockholders’ meeting, and it seeks an unspecified amount of damages, an order compelling the Company to hold an annual stockholders’ meeting and an award of costs, including reasonable attorneys’ fees and expenses. In April 2019, the parties reached an agreement in principle to settle the litigation for approximately $1.9 million (“Settlement Amount”), half of which will be used to pay certain defense costs on behalf of the Company, and the remaining half of which the plaintiffs sought as an award of their attorneys’ fees and expenses in connection with the benefit conferred by the settlement. The settlement was approved by the court in August 2019 over two objections, including from the plaintiffs in the McClenney Action (defined below). Plaintiffs in the McClenney Action appealed the court’s order approving the settlement. On February 28, 2020, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court’s approval of the settlement. Absent an extension, the plaintiffs in the McClenney Action have until July 27, 2020 to seek further review in the U.S. Supreme Court. The Company’s insurers made a payment of half of the Settlement Amount in September 2019 toward the fulfillment of the plaintiff’s award of attorneys’ fees and expenses, and the insurers have allocated the remaining half of the Settlement Amount toward the payment of certain defense costs consistent with the terms of the settlement. The Company had accrued for the settlement in Other accrued liabilities and for the full insurance recovery of the Settlement Amount in Prepaid expenses and other current assets as of December 31, 2019.
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
Don Wilkins v. the Company
In April 2017, Don Wilkins, former VP of Advanced Product Development for the Company, filed a two-count complaint alleging breach of contract by the Company and violation of the Illinois Wage Payment and Collections Act (“IWPCA”) by the Company and its former CEO, Gary Winemaster (the “Wilkins Complaint”). The Wilkins Complaint claims the Company did not have cause to terminate Mr. Wilkins’ Employment and Confidentiality Agreement (the “Wilkins Agreement”), executed January 6, 2012, and that the Company and Mr. Winemaster violated the IWPCA by failing to pay him accrued but unpaid vacation and earned commissions. The Wilkins Complaint seeks damages including a $2.0 million bonus entitlement in the Wilkins Agreement, guaranteed annual salary to increase at 1.5 times the Consumer Price Index per year from the termination date to the end-date of the Wilkins Agreement, December 31, 2020, and 20,000 shares of restricted stock granted to him in 2013 with a vesting schedule through 2020. In June 2017, the Company and Mr. Winemaster answered the complaint and asserted numerous defenses. The Company also asserted counterclaims against Mr. Wilkins including violation of the Illinois Trade Secrets Act, breach of the Wilkins Agreement, breach of fiduciary duty, and spoliation. In January 2019, Wilkins voluntarily dismissed with prejudice his claims for unpaid commissions and vacation against the Company and Mr. Winemaster, subject to the parties’ confidential settlement agreement of those claims. In February 2020, the Company filed a motion for protective order or to stay the litigation, which the Court denied on April 7, 2020. On May 7, 2020, the parties reached an agreement to settle all remaining claims for a $1.1 million payment (“Wilkins Settlement Amount”) to Mr. Wilkins. The Company will contribute $0.9 million of the Wilkins Settlement Amount which was reserved during the first quarter of 2019. The remaining amount of the settlement will be contributed by the Company’s insurance provider.
Mast Powertrain v. the Company
On February 21, 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into on December 20, 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in royalties for products sold by the Company pursuant to the Development Agreement. The Company has disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. The parties are in the beginning stages of arbitration and discussions for resolution. At this time, the Company is unable to predict the outcome of this matter or meaningfully quantify how the final resolution of this matter may impact its results of operations, financial condition or cash flows.
Indemnification Agreements
Under the Company’s bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. As a result of cumulative legal fees and settlements previously paid, the Company fully exhausted its primary directors and officers insurance coverage of $30.0 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that will occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. The Company accrues for such costs as incurred within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. At this time, the Company is not able to estimate the impact of these obligations due to the actions ongoing; however, the impact may be material to the Company’s results of operations, financial condition, and cash flows.
Other Commitments
At March 31, 2020, the Company had seven outstanding letters of credit totaling $3.0 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies.
The Company has arrangements with certain suppliers that require it to purchase minimum volumes or be subject to monetary penalties. As of March 31, 2020, if the Company were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $5.6 million. Most of these arrangements enable the Company to secure supplies of critical components. The Company does not currently anticipate any penalties under these contracts; however, given the significant declines in oil prices in early 2020 and the impacts of the COVID-19 pandemic, the Company is evaluating the impact of potential future purchase volume reductions.
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
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act modified net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, restored 100% bonus depreciation for qualified improvement property, increased the limit on the deduction for net interest expense and accelerated the time frame for refunds of alternative minimum tax (“AMT”) credits. The Company’s ability to elect bonus depreciation for the 2018 and 2019 tax years, carryback net operating losses to earlier years, and immediately refund AMT credits due to the enactment of the CARES Act resulted in an estimated tax benefit of $2.3 million for the three months ended March 31, 2020. There is no material impact to the Company’s deferred tax assets due to the full valuation allowance. The Company will continue to evaluate the effects of the CARES Act as additional legislative guidance becomes available.
The effective tax rate for the three months ended March 31, 2020 was 85.0%, compared to an effective tax rate for the three months ended March 31, 2019 of 18.5%. The effective tax rates for both periods were significantly different than the applicable U.S. statutory tax rate. For the three months ended March 31, 2020, the difference between the effective and statutory tax rates is primarily due to the impact of the enactment of the CARES Act in the quarter, a change in the deferred tax liability related to an indefinite-lived intangible asset and the Company’s full valuation allowance. For the three months ended March 31, 2019, the difference between the effective and statutory tax rates is primarily due to the impact of the fair value adjustments related to the Weichai Warrant and the Company’s full valuation allowance. The effective rate in both periods was also impacted by the increase in the deferred tax liability related to indefinite-lived assets which cannot serve as a source of income for the realization of deferred tax assets and states that base tax on gross margin.
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of January 1, 2020	23,117	260	22,857
Net shares issued for Stock awards	—	(1)	1
Balance as of March 31, 2020	23,117	259	22,858
Note 12.    Loss Per Share
The Company computes basic loss per share by dividing net loss distributable to common shares by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted loss per share for the three months ended March 31, 2020 and 2019.
The Company issued warrants that represent the right to purchase shares of Common Stock, Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 3. Weichai Transactions herein for additional information on the Weichai Warrant and Note 12. Stock-Based Compensation in the Company’s 2019 Annual Report for additional information on the SARs and the RSAs.

The computations of basic and diluted loss per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(712)	$(2,586)
Exclude gain from change in value of warrants	—	(4,400)
Net loss distributable to common stockholders – diluted	$(712)	$(6,986)

Denominator:
Shares used in computing net loss per share:
Weighted-average common shares outstanding – basic	22,858	18,639
Effect of dilutive securities	—	3,996
Weighted-average common shares outstanding – diluted	22,858	22,635

Loss per common share:
Loss per share of common stock – basic	$(0.03)	$(0.14)
Loss per share of common stock – diluted	$(0.03)	$(0.31)
The aggregate number of shares excluded from the diluted loss per share calculations, because they would have been anti-dilutive, were 0.2 million shares for both the three months ended March 31, 2020 and 2019, respectively. For both the three months ended March 31, 2020 and 2019, SARs and RSAs were not included in the diluted loss per share calculations as they would have been anti-dilutive (1) due to the losses reported in the Consolidated Statements of Operations or (2) the Company’s average stock price was less than the exercise price of the SARs or the grant price of the RSAs.
Note 13.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding transactions with Weichai.
Transactions with Joint Ventures
Doosan-PSI, LLC
In 2015, the Company and Doosan Infracore Co., Ltd. (“Doosan”), a subsidiary of Doosan Group, entered into an agreement to form Doosan-PSI, LLC. The Company invested $1.0 million to acquire 50% of the venture, which was formed to operate in the field of developing, designing, testing, manufacturing, assembling, branding, marketing, selling, distributing and providing support for industrial gas engines and all components and materials required for assembly of the gas engines to the global power generation market outside of North America and South Korea. In the fourth quarter of 2019, Doosan and the Company agreed to wind down and dissolve the joint venture. This is expected to be completed in the third quarter of 2020.
Joint Venture Operating Results
The Company’s Consolidated Statements of Operations included income from this investment of $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three months ended March 31, 2020 and 2019, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this report.
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
For the three months ended March 31, 2020, the Company’s net sales decreased $10.7 million, or 9%, from the three months ended March 31, 2019 to $105.1 million, as a result of decreased sales of $13.4 million and $1.7 million in the industrial and transportation end markets, respectively, partly offset by a $4.4 million increase in the energy end market. Gross margin for the three months ended March 31, 2020 was 16.9%, an improvement versus 15.3% in the comparable 2019 period. Gross profit was virtually unchanged for the three months ended March 31, 2020, while operating expenses decreased by $1.9 million, as compared to the comparable period in 2019. For the three months ended March 31, 2019, the Company reported a gain of $4.4 million from the change in fair value of the Weichai Warrant. See Note 3. Weichai Transactions, included in Part 1, Item 1. Financial Statements, for additional information. The Weichai Warrant was exercised in April 2019 and, as a result, had no impact on the three months ended March 31, 2020. Interest expense decreased by $0.8 million for the three months ended March 31, 2020 versus the comparable period in 2019. Also, the Company recorded an income tax benefit of $4.0 million for the three months ended March 31, 2020 versus a $0.6 million benefit from the same period last year. Collectively, these factors contributed to a $1.9 million decrease in the net loss, which totaled $0.7 million in the 2020 period compared to a net loss of $2.6 million in the same period of 2019. Diluted loss per share was $0.03 in the 2020 period compared to a diluted loss per share of $0.31 in the comparable 2019 period. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $0.7 million in the 2020 period, an increase of $0.6 million, compared to an Adjusted net loss of $0.1 million in 2019. Adjusted loss per share was $0.03 in 2020 compared to an Adjusted loss per share of $0.01 in 2019. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was $2.6 million in 2020 compared to Adjusted EBITDA of $3.7 million in 2019. Adjusted net loss, Adjusted loss per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
Net sales by geographic area and by end market for the three months ended March 31, 2020 and 2019 are presented below:

(in thousands)	For the Three Months Ended March 31,
	2020		2019
Geographic Area		% of Total		% of Total
North America	$94,520	90%	$97,679	84%
Pacific Rim	6,454	6%	12,625	11%
Europe	2,657	3%	3,377	3%
Other	1,466	1%	2,106	2%
Total	$105,097	100%	$115,787	100%

(in thousands)	For the Three Months Ended March 31,
	2020		2019
End Market		% of Total		% of Total
Energy	$50,084	48%	$45,648	39%
Industrial	37,131	35%	50,587	44%
Transportation	17,882	17%	19,552	17%
Total	$105,097	100%	$115,787	100%
Recent Trends and Business Outlook
Recent COVID-19 Outbreak and Oil and Gas Market Price Volatility
In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns, and restrictions on the movement of people in the United States and abroad. These factors, in turn, may not only impact the Company’s operations, financial condition, and demand for its goods and services, but its overall ability to react timely to mitigate the impact of the COVID-19 pandemic. The Company has initiated certain contingency actions as a result of the expected significant negative impacts of these factors. As of the date of this Quarterly Report, the Company’s production facility workforce has been reduced to more closely align with current volume trends. Additionally, the Company implemented various temporary cost reduction measures, including reduced pay for salaried employees, suspension of the 401(k) match program, and deferred spending on certain R&D programs, among others. The measures with regard to pay for employees and the Company’s 401(k) plan match are now anticipated to run through September 30, 2020, at which time the Company will assess market conditions. The Company continues to review operating expenses as part of the contingency planning process. The full impact of the COVID-19 pandemic continues to evolve as of the date of this Quarterly Report.
The global economy has experienced substantial turmoil including impacts from the world financial markets which have experienced significant volatility and declines. In addition, as of the date of this Quarterly Report, due to unprecedented decreases in demand and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices have declined precipitously as compared to prices at the end of 2019. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders. Accordingly, these adverse impacts may result in significantly lower than planned sales and profitability, which could lead to the recognition of material impairments or other related charges.

Results of Operations
Results of operations for the three months ended March 31, 2020 compared with the three months ended March 31, 2019:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2020	2019	Change	% Change
Net sales	$105,097	$115,787	$(10,690)	(9)%
Cost of sales	87,383	98,083	(10,700)	(11)%
Gross profit	17,714	17,704	10	—%
Gross margin %	16.9%	15.3%	1.6%
Operating expenses:
Research, development and engineering expenses	6,752	6,299	453	7%
Research, development and engineering expenses as a % of sales	6.4%	5.4%	1.0%
Selling, general and administrative expenses	13,890	16,060	(2,170)	(14)%
Selling, general and administrative expenses as a % of sales	13.2%	13.9%	(0.7)%
Amortization of intangible assets	763	910	(147)	(16)%
Total operating expenses	21,405	23,269	(1,864)	(8)%
Operating loss	(3,691)	(5,565)	1,874	(34)%
Other expense (income):
Interest expense	1,274	2,113	(839)	(40)%
Gain from change in fair value of warrants	—	(4,400)	4,400	(100)%
Other income, net	(211)	(106)	(105)	99%
Total other expense (income)	1,063	(2,393)	3,456	(144)%
Loss before income taxes	(4,754)	(3,172)	(1,582)	50%
Income tax benefit	(4,042)	(586)	(3,456)	NM
Net loss	$(712)	$(2,586)	$1,874	(72)%

Loss per common share:
Basic	$(0.03)	$(0.14)	$0.11	(79)%
Diluted	$(0.03)	$(0.31)	$0.28	(90)%

Non-GAAP Financial Measures:
Adjusted net loss *	$(671)	$(101)	$(570)	NM
Adjusted loss per share *	$(0.03)	$(0.01)	$(0.02)	NM
EBITDA *	$(1,421)	$1,194	$(2,615)	NM
Adjusted EBITDA *	$2,626	$3,679	$(1,053)	(29)%

NM	Not meaningful

*	See reconciliation of non-GAAP financial measures to GAAP results below
Net Sales
Net sales decreased $10.7 million, or 9%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, as a result of sales declines of $13.4 million and $1.7 million in the industrial and transportation end markets, respectively, partly offset by a $4.4 million increase in the energy end market. The decreased sales within the industrial end market were primarily attributable to lower demand for products used in the material handling/forklift and arbor care markets. Reduced transportation end market sales are primarily due to lower demand for products used in the medium duty truck market mostly attributable to the previously disclosed acceleration of the shipment of certain engines during the fourth quarter of 2019, which negatively impacted sales in the current quarter, partly offset by stronger demand for products used in the school bus market. Higher energy end market sales were primarily driven by increased demand for the Company’s power generation products, including demand response products, partly offset by lower demand for products used in the oil and gas industry.

Gross Profit
Gross profit was virtually unchanged during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Gross margin was 16.9% during the three months ended March 31, 2020, an improvement compared to 15.3% for the three months ended March 31, 2019, primarily due to improved product mix and strategic pricing actions, partly offset by reduced operating leverage due to lower sales and higher warranty expense. For the three months ended March 31, 2020, warranty costs were $1.7 million (net of supplier recoveries of $1.2 million), an increase of $0.2 million, including $0.7 million of charges for adjustments to preexisting warranties, as compared to warranty costs of $1.5 million (net of supplier and insurance recoveries of $2.7 million), including $2.7 million of charges for adjustments to preexisting warranties for the three months ended March 31, 2019.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended March 31, 2020 were $6.8 million, an increase of $0.5 million, or 7%, from the three months ended March 31, 2019, primarily due to the receipt of a lower amount of reimbursed engineering expenses from customers in the first quarter of 2020 as compared to the same quarter last year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased during the three months ended March 31, 2020 by $2.2 million, or 14%, compared to the three months ended March 31, 2019, primarily due to lower financial reporting costs as a result of the completion of the restatement of the Company’s financial statements in May 2019, the absence of severance costs in the first quarter of 2020 and lower incentive compensation expense. Partly offsetting the decline were higher legal costs related to the ongoing government investigations and the Company’s indemnification obligations of former employees as a result of the exhaustion of its directors and officers insurance during the early part of 2020 (see additional discussion in Note 9. Commitments and Contingencies in Part I. Item 1. Financial Statements for further discussion), among other items.
Interest Expense
Interest expense decreased $0.8 million to $1.3 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, due in part to lower outstanding debt levels and a lower interest rate related to the Unsecured Senior Notes for the three months ended March 31, 2020. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Gain from Change in Fair Value of Warrants
There was no impact from a change in value of warrants for the three months ended March 31, 2020 due to the Weichai Warrant being exercised in April 2019. The Company recognized a gain of $4.4 million for the three months ended March 31, 2019 as a result of the change in the fair value of the Weichai Warrant.
See Note 3. Weichai Transactions and Note 8. Fair Value of Financial Instruments, included in Part 1, Item 1. Financial Statements, for additional information.
Other Income, Net
Other income, net was $0.2 million for the three months ended March 31, 2020 compared to $0.1 million for the three months ended March 31, 2019. Other income, net is primarily comprised of the Company’s equity earnings from its joint venture. Refer to Note 13. Related Party Transactions, in Part I, Item 1. Financial Statements, for further discussion of the Company’s joint venture.
Income Tax Expense
The Company recorded income tax benefit of $4.0 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s pretax loss was $4.8 million for the three months ended March 31, 2020, compared to a pretax loss of $3.2 million for the three months ended March 31, 2019. The increase in the tax benefit for the three months ended March 31, 2020 is primarily attributable to the impact of the CARES Act enacted during the quarter, which allows the Company to elect bonus depreciation for the 2018 and 2019 tax years, carryback net operating losses to earlier years, and immediately refund AMT credits as well as a change in the deferred tax liability related to an indefinite-lived intangible asset. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefits otherwise associated with the pre-tax losses for the three months ended March 31, 2020 and 2019. See Note 10. Income Taxes, included in Part 1, Item 1. Financial Statements, for additional information related to the Company’s income tax provision.
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
The Company believes that Adjusted net loss, Adjusted loss per share, EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net loss is defined as net loss as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance. Adjusted loss per share is a measure of the Company’s diluted net loss per share adjusted for the impact of special items. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of other non-cash charges and certain other items that do not reflect the ordinary earnings of the Company’s operations.
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
During the first quarter of 2020, the Company changed the presentation of certain non-GAAP financial measures to separate incremental financial reporting and government investigation expenses into: (1) incremental financial reporting, (2) internal control remediation, and (3) government investigations and other legal matters. In addition, the Company changed the presentation of non-GAAP adjustments for the first quarter of 2019 in order to align to the current period presentation. There was no impact to Adjusted net loss, Adjusted net loss per share, EBITDA or Adjusted EBITDA for the three months ended March 31, 2019 as a result of this change in presentation. The Company believes the updated presentation may provide more useful information to investors regarding the Company’s non-GAAP adjustments and better aligns with management’s use of the information.
The following table presents a reconciliation from Net loss to Adjusted net loss for the three months ended March 31, 2020 and 2019:

(in thousands)	For the Three Months Ended March 31,
	2020	2019
Net loss	$(712)	$(2,586)
Change in value of warrants [1]	—	(4,400)
Stock-based compensation [2]	157	275
Key employee retention program [3]	—	476
Severance [4]	—	908
Incremental financial reporting [5]	822	3,298
Internal control remediation [6]	598	778
Government investigations and other legal matters [7]	2,470	1,150
Discrete income tax items [8]	(4,006)	—
Adjusted net loss	$(671)	$(101)

The following table presents a reconciliation from Loss per common share – diluted to Adjusted loss per share for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Loss per common share – diluted	$(0.03)	$(0.31)
Changes in value of warrants [1,9]	—	—
Stock-based compensation [2]	0.01	0.01
Key employee retention program [3]	—	0.02
Severance [4]	—	0.04
Incremental financial reporting [5]	0.04	0.15
Internal control remediation [6]	0.03	0.03
Government investigations and other legal matters [7]	0.10	0.05
Discrete income tax items [8]	(0.18)	—
Adjusted loss per share – diluted	$(0.03)	$(0.01)

Diluted shares (in thousands)	22,858	22,635
The following table presents a reconciliation from Net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2020 and 2019:

(in thousands)	For the Three Months Ended March 31,
	2020	2019
Net loss	$(712)	$(2,586)
Interest expense	1,274	2,113
Income tax benefit	(4,042)	(586)
Depreciation	1,296	1,343
Amortization of intangible assets	763	910
EBITDA	(1,421)	1,194
Change in value of warrants [1]	—	(4,400)
Stock-based compensation [2]	157	275
Key employee retention program [3]	—	476
Severance [4]	—	908
Incremental financial reporting [5]	822	3,298
Internal control remediation [6]	598	778
Government investigations and other legal matters [7]	2,470	1,150
Adjusted EBITDA	$2,626	$3,679

1.	Amount consists of the change in the value of the Weichai Warrant.

2.	Amounts reflect non-cash stock-based compensation expense (2019 amount excludes $0.3 million associated with employee retention programs (see note 3 below)).

3.	Amounts represent incremental compensation costs (including $0.3 million in 2019 of stock-based compensation) incurred to provide retention benefits to certain employees.

4.	Amounts represent severance and other post-employment costs for certain former employees of the Company.

5.
Amounts represent professional services fees related to the Company’s efforts to restate prior period financial statements, prepare, audit and file delinquent financial statements with the SEC. The amounts exclude $0.9 million and $0.8 million of recurring audit fees for the three months ended March 31, 2020 and 2019.

6.	Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.

7.
Amounts represent professional services fees and reserves primarily related to the SEC and USAO investigations of the Company and indemnification of certain former employees. The Company is obligated to pay legal costs of certain former employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 9. Commitments and Contingencies of Part I, Item 1. Financial Statements, the Company fully exhausted its historical primary directors and officers insurance coverage in connection with these matters during the first quarter of 2020.

8.	Amount consists of the impact of the enactment of the CARES Act and a change in the deferred tax liability related to an indefinite-lived tangible asset.

9.
For the three months ended March 31, 2019, the impact of the Change in value of warrants is included in the Loss per common share – diluted due to the dilutive impact of the gain recognized during the period; see Part I, Item 1. Note 12. Loss Per Share, for further discussion of the calculation of Loss per common share – diluted.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Three Months Ended March 31,
	2020	2019	Change	% Change
Net cash provided by (used in) operating activities	$24,304	$(701)	$25,005	NM
Net cash used in investing activities	(772)	(816)	44	5%
Net cash (used in) provided by financing activities	(22,719)	1,464	(24,183)	NM
Net increase (decrease) in cash and cash equivalents	$813	$(53)	$866	NM
Capital expenditures	$(779)	$(816)	$37	5%
Cash Flows for the Three Months Ended March 31, 2020
Cash Flow from Operating Activities
Net cash provided by operating activities was $24.3 million in the three months ended March 31, 2020 compared to net cash used in operating activities of $0.7 million in the three months ended March 31, 2019, resulting in an increase of $25.0 million in cash provided by operating activities year-over-year. The increase in cash provided by operating activities was primarily related to an increase in cash generated from working capital accounts of $19.6 million, primarily related to increased collections of accounts receivable, partially offset by increased inventory, a $3.5 million increase in the impact of non-cash adjustments to the net loss, primarily related to changes in the value of the Weichai Warrant, and a decrease in the net loss of $1.9 million.
Cash Flow from Investing Activities
Net cash used in investing activities was $0.8 million in the three months ended March 31, 2020 and March 31, 2019. For the three months ended March 31, 2020 and 2019, cash used in investing activities primarily related to capital expenditures associated with normal maintenance of the Company’s facilities.
Cash Flow from Financing Activities
The Company used $22.7 million in cash from financing activities in the three months ended March 31, 2020 compared to $1.5 million in cash generated by financing activities in the three months ended March 31, 2019. The cash used in financing activities for the three months ended March 31, 2020 was primarily attributable to net repayments of the Wells Fargo revolving credit facility compared to net cash withdrawals during the three months ended March 31, 2019.
Liquidity and Capital Resources
As of March 31, 2020, the Company’s total debt obligations under the Wells Fargo Credit Agreement and the Unsecured Senior Notes were $71.7 million in the aggregate. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information. On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement dated March 27, 2020, between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Credit Agreement”). The Credit Agreement, which allows the Company to borrow up to $130.0 million, matures on March 26, 2021 with an optional 60-day extension, subject to certain conditions and payment of a 0.25% extension fee. The Credit Agreement bears interest at either the alternate base rate or LIBOR plus 2.00%, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds (i) to repay the outstanding balance of $16.8 million under the credit agreement between the Company and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent (the “Wells Fargo Credit Agreement”), (ii) to fully redeem and discharge $55.0 million in aggregate principal amount of the unsecured 5.50% senior notes due June 2020 (the “Unsecured Senior Notes”) and pay related interest and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with the repayment of the outstanding balance. On April 29, 2020, the Company borrowed an additional $35.0 million under the Credit Agreement, which is the remaining portion of availability, providing the Company with greater financial flexibility. As of May 31, 2020, the Company had borrowings outstanding of $130.0 million under the Credit Agreement and cash and cash equivalents of $35.5 million. These amounts reflect a net positive cash impact from customer prepayments of $11.8 million.
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
Additionally, in early 2020, the global economy experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, in early March 2020, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices declined precipitously. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges. Moreover, the full impact of the COVID-19 pandemic on the Company’s operations and liquidity continues to evolve.
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
Off-Balance Sheet Arrangements
At March 31, 2020, the Company had seven outstanding letters of credit totaling $3.0 million. See Item 1. Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S GAAP. Preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The Company’s most critical accounting policies and estimates are those most important to the portrayal of its financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions.
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2019 Annual Report on Form 10-K (the “2019 Annual Report”). During the three months ended March 31, 2020, there were no significant changes in the application of critical accounting policies.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed under “Item 9A – Controls and Procedures” in the 2019 Annual Report, the Company’s management concluded that its internal control over financial reporting was not effective based on the material weaknesses identified. Management is committed to the continued implementation of remediation efforts to address the material weaknesses. The remediation efforts summarized below, which have been or will be implemented, are intended both to address the identified material weaknesses and to enhance the Company’s overall internal control environment.
Control Environment, Risk Assessment, Information and Communication, and Monitoring
Control Environment:
Since 2017, the Company has either replaced or appointed new Board and Audit Committee members, a Chief Executive Officer, a Chief Financial Officer, a Chief Commercial Officer, and a Vice President, Internal Audit. These changes, along with the actions of these individuals and other senior management, have collectively improved the tone of integrity, transparency and support of the Company’s updated Code of Business Conduct and Ethics.
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
IT Skillset and Competency:
The Company continues to assess the level of and technical skills in the information technology (“IT”) function to support the design and implementation of IT general controls (“ITGCs”). The IT function has been reorganized under the leadership of the Chief Financial Officer.
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

▪
The Company recently completed a technical upgrade to its Enterprise Resource Planning System (“ERP System”) and is redesigning system access roles across the Company to improve the segregation of incompatible duties.

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

▪
The Company has established and has begun implementing improved review and approval controls across the Company to ensure that revenue, including that of nonroutine revenue transactions and related reserves and sales allowances, is recognized consistently in accordance with U.S. GAAP.

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
Reserves and Accruals:
The Company is designing and implementing policies, procedures and controls over the review and approval of key reserves and accruals, including, but not limited to, warranty and excess and obsolete inventory reserves.
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

▪	The Company is planning a re-implementation of its ERP System to further improve and automate ITGCs as well as other business process controls.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944
10.2		Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.

*	Filed with this Report.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 2020.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Charles F. Avery, Jr.
Name:	Charles F. Avery, Jr.
Title:	Chief Financial Officer (Principal Financial Officer)