Form 10-Q
period 2020-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2020-08-14
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒
As of August 3, 2020, there were 22,885,855 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales and potential profitability, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); management’s ability to successfully implement the Audit Committee’s remedial recommendations; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the financial reporting and internal control matters; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenue; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; the impact of the investigations being conducted by the SEC, and the criminal division of the United States Attorney’s Office for the Northern District of Illinois (the “USAO”) and any related or additional governmental investigative or enforcement proceedings; any delays and challenges in recruiting key employees consistent with the Company’s plans; the impact the recent outbreak of a new strain of coronavirus (“COVID-19 outbreak”) could have on the Company’s business and financial results; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except par values)	As of June 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$32,533	$3
Restricted cash	3,449	—
Accounts receivable, net of allowances of $3,834 and $3,561 as of June 30, 2020 and December 31, 2019, respectively	62,038	104,515
Income tax receivable	3,419	1,055
Inventories, net	140,321	108,839
Prepaid expenses and other current assets	9,500	8,110
Total current assets	251,260	222,522
Property, plant and equipment, net	22,137	23,194
Intangible assets, net	11,845	13,372
Goodwill	29,835	29,835
Other noncurrent assets	22,787	24,749
TOTAL ASSETS	$337,864	$313,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,367	$75,835
Current maturities of long-term debt	282	195
Revolving line of credit	130,000	39,527
Other accrued liabilities	91,004	66,030
Total current liabilities	288,653	181,587
Deferred income taxes	781	1,105
Long-term debt, net of current maturities	816	55,657
Noncurrent contract liabilities	3,062	17,998
Other noncurrent liabilities	34,197	28,828
TOTAL LIABILITIES	$327,509	$285,175

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 and 23,117 shares issued; 22,860 and 22,857 shares outstanding at June 30, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	165,852	165,527
Accumulated deficit	(145,366)	(126,912)
Treasury stock, at cost, 257 and 260 shares at June 30, 2020 and December 31, 2019, respectively	(10,154)	(10,141)
TOTAL STOCKHOLDERS’ EQUITY	10,355	28,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,864	$313,672
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$93,056	$138,684	$198,153	$254,471
Cost of sales	89,279	113,070	176,662	211,153
Gross profit	3,777	25,614	21,491	43,318
Operating expenses:
Research, development and engineering expenses	5,814	6,030	12,566	12,329
Selling, general and administrative expenses	12,580	13,955	26,470	30,015
Amortization of intangible assets	764	909	1,527	1,819
Total operating expenses	19,158	20,894	40,563	44,163
Operating (loss) income	(15,381)	4,720	(19,072)	(845)
Other expense:
Interest expense	1,427	2,122	2,701	4,235
Loss from change in value of warrants	—	5,752	—	1,352
Loss on extinguishment of debt	497	—	497	—
Other income, net	(44)	(395)	(255)	(501)
Total other expense	1,880	7,479	2,943	5,086
Loss before income taxes	(17,261)	(2,759)	(22,015)	(5,931)
Income tax expense (benefit)	481	239	(3,561)	(347)
Net loss	$(17,742)	$(2,998)	$(18,454)	$(5,584)

Weighted-average common shares outstanding:
Basic	22,858	21,702	22,858	20,171
Diluted	22,858	21,702	22,858	20,171
Loss per common share:
Basic	$(0.78)	$(0.14)	$(0.81)	$(0.28)
Diluted	$(0.78)	$(0.14)	$(0.81)	$(0.28)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2020	$23	$165,691	$(127,624)	$(10,149)	$27,941
Net loss	—	—	(17,742)	—	(17,742)
Stock-based compensation expense	—	165	—	(5)	160
Payment of withholding taxes for net settlement of stock-based awards	—	(4)	—	—	(4)
Balance at June 30, 2020	$23	$165,852	$(145,366)	$(10,154)	$10,355

Balance at March 31, 2019	$19	$126,977	$(137,746)	$(10,225)	$(20,975)
Net loss	—	—	(2,998)	—	(2,998)
Stock-based compensation expense	—	493	—	(100)	393
Payment of withholding taxes for net settlement of stock-based awards	—	(97)	—	—	(97)
Exercise of Weichai Warrant	4	38,064	—	—	38,068
Balance at June 30, 2019	$23	$165,437	$(140,744)	$(10,325)	$14,391

(in thousands)	For the Six Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2019	$23	$165,527	$(126,912)	$(10,141)	$28,497
Net loss	—	—	(18,454)	—	(18,454)
Stock-based compensation expense	—	330	—	(13)	317
Payment of withholding taxes for net settlement of stock-based awards	—	(5)	—	—	(5)
Balance at June 30, 2020	$23	$165,852	$(145,366)	$(10,154)	$10,355

Balance at December 31, 2018	$19	$126,412	$(135,160)	$(9,849)	$(18,578)
Net loss	—	—	(5,584)	—	(5,584)
Stock-based compensation expense	—	1,404	—	(476)	928
Payment of withholding taxes for net settlement of stock-based awards	—	(443)	—	—	(443)
Exercise of Weichai Warrant	4	38,064	—	—	38,068
Balance at June 30, 2019	$23	$165,437	$(140,744)	$(10,325)	$14,391

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2020	2019
Cash provided by operating activities
Net loss	$(18,454)	$(5,584)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	1,527	1,819
Depreciation	2,608	2,605
Change in value of warrants	—	1,352
Stock-based compensation expense	317	928
Amortization of financing fees	609	361
Deferred income taxes	(323)	(458)
Loss on extinguishment of debt	497	—
Other non-cash adjustments, net	253	(68)
Changes in operating assets and liabilities:
Accounts receivable, net	42,492	10,292
Inventory, net	(31,980)	(4,393)
Prepaid expenses and other assets	22	4,902
Accounts payable	(8,634)	(1,201)
Accrued expenses	24,692	(5,354)
Other noncurrent liabilities	(9,616)	(3,230)
Net cash provided by operating activities	4,010	1,971
Cash used in investing activities
Capital expenditures	(1,416)	(1,536)
Other investing activities, net	7	—
Net cash used in investing activities	(1,409)	(1,536)
Cash provided by (used in) financing activities
Repayments of long-term debt and lease liabilities	(55,200)	(78)
Proceeds from revolving line of credit	180,298	267,584
Repayments of revolving line of credit	(89,826)	(268,743)
Payments of deferred financing costs	(1,970)	(375)
Proceeds from Weichai Warrant exercise	—	1,616
Other financing activities, net	76	(443)
Net cash provided by (used in) financing activities	33,378	(439)
Net increase (decrease) in cash, cash equivalents, and restricted cash	35,979	(4)
Cash, cash equivalents, and restricted cash at beginning of the period	3	54
Cash, cash equivalents, and restricted cash at end of the period	$35,982	$50

(in thousands)	As of June 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$32,533	$50
Restricted cash	3,449	—
Total cash, cash equivalents, and restricted cash	$35,982	$50

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
The Company’s customers include large, industry-leading and multinational organizations. The Company’s products and services are sold predominantly to customers throughout North America as well as to customers located throughout the Pacific Rim and Europe. The Company’s power systems are highly engineered, comprehensive systems which, through the Company’s technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost considerations), allow the Company to provide its customers with power systems customized to meet specific OEM application requirements, other technical customers’ specifications, and requirements imposed by environmental regulatory bodies.
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
Stock Ownership and Control
Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”), currently owns a majority of the outstanding shares of the Company’s Common Stock. As a result, Weichai is able to exercise control over Company matters including those requiring stockholders’ approval, including the election of the directors, amendments to the Company’s Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company and could deter or prevent actions that may be favored by other shareholders.
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
Going Concern Considerations
In April 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Credit Agreement”). The Credit Agreement, which allows the Company to borrow up to $130.0 million, matures on March 26, 2021 with an optional 60-day extension, subject to certain conditions and payment of a 0.25% extension fee. See Note 6. Debt for further information regarding the terms and conditions of the Credit Agreement.
The Credit Agreement includes financial covenants which were effective for the Company beginning with the six months ended June 30, 2020. The financial covenants include an interest coverage ratio and a minimum threshold for earnings before interest, taxes, depreciation and amortization (“EBITDA”) as further defined in the Credit Agreement. For the six months ended June 30, 2020, the Company did not meet the defined minimum EBITDA requirement. A breach of the financial covenants under the Credit Agreement constitutes an event of default and, if not cured or waived, could result in the obligations under the Credit Agreement being accelerated. The Company is currently in discussion with Standard Chartered in connection with the financial covenant breach.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, obtain a cure or waiver in connection with the financial covenant breach, and maintain compliance with the covenants and other requirements under the Credit Agreement in the future. Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the Credit Agreement by March 26, 2021. Management plans to seek additional liquidity from its current or other lenders before March 26, 2021. There can be no assurance that the Company’s management will be able to obtain a cure or waiver of its financial covenant violation or successfully complete a financing on acceptable terms or repay this outstanding indebtedness, when required or if at all. The consolidated financial statements included in this Quarterly Report do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
Furthermore, if the Company cannot raise capital on acceptable terms, it may not, among other things, be able to do the following:

•	continue to expand the Company’s research and product investments and sales and marketing organization;

•	continue to fund and expand operations both organically and through acquisitions; and

•	respond to competitive pressures or unanticipated working capital requirements.
Additionally, as discussed further below, in January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a global pandemic (the “COVID-19 pandemic), based on the rapid increase in exposure globally. The potential impact of future disruptions to the Company, continued economic uncertainty, and continued depressed crude oil prices and declining rig count levels may have a material adverse impact on the results of operations, financial position, and liquidity of the Company.
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, obtain a cure or waiver of its financial covenant breach, and maintain compliance with the covenants and other requirements under the Credit Agreement in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, obtaining a cure or waiver in connection with the financial covenant breach, maintaining compliance with the covenants and other requirements under the Credit Agreement in the future, and refinancing or repaying the indebtedness outstanding under the Credit Agreement.
Recent COVID-19 Outbreak and Oil and Gas Market Price Volatility
As a result of the COVID-19 pandemic, the global economy has experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices have declined considerably as compared to prices at the end of 2019. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the Company has seen a decline in orders and lower volumes compared to the prior year. The potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and low rig count levels may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders. Accordingly, these adverse impacts may significantly impact the Company’s results of future operations, financial position, and liquidity.
The Company performs its annual goodwill impairment test as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considered the significant changes in the market due to the COVID-19 pandemic and the oil and gas market price volatility in performing its assessment of whether an interim impairment review was required for any reporting units and determined that a triggering event had occurred for both reporting units as of March 31, 2020. The Company considered both qualitative and quantitative factors in its assessment including the significant amount of headroom resulting from the prior fiscal year’s impairment test and potential changes in key assumptions, including discount rates, expected profitability and long-term growth rates, used in the last fiscal year’s impairment analysis that may have been impacted by the recent market conditions and economic events. Based on this interim assessment, the Company concluded that goodwill was not impaired as of March 31, 2020. It is reasonably possible that potential adverse impacts of the factors noted above could result in the recognition of material impairments of goodwill and other long-lived assets or other related charges in future periods as the extent and duration of the impact of the COVID-19 pandemic and resulting effect on the Company’s operations continues to evolve and remains uncertain.
The Company has initiated certain contingency actions as a result of the significant negative impacts of these factors. As of the date of this Quarterly Report, the Company’s production facility workforce has been reduced to align with current volume trends. In addition, the Company implemented various temporary cost reduction measures, including reduced pay for salaried employees, suspension of the 401(k) match program, and deferred spending on certain R&D programs, among others. The measures with regard to pay for employees and the Company’s 401(k) plan match will run through September 30, 2020, at which time the Company will assess market conditions. The Company continues to review operating expenses as part of the contingency planning process.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the three and six months ended June 30, 2020, which contains unaudited consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2019.
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
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with, and have been prepared in accordance with accounting policies reflected in, the consolidated financial statements and related notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“the 2019 Annual Report”). The Company’s significant accounting policies are described in the aforementioned 2019 Annual Report. Included below are certain updates to those policies. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. Operating results for interim periods are not necessarily indicative of annual operating results.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Customer A	15%	17%	15%	17%
Customer B	10%	**	10%	**
Customer C	**	12%	**	**
The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of June 30, 2020	As of December 31, 2019
Customer A	13%	**
Customer B	14%	**
Customer C	10%	49%

The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Supplier A	30%	13%	20%	15%
Supplier B	**	16%	**	13%
Supplier C	**	10%	**	11%
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
Research and Development
Research and development (“R&D”) expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $5.6 million for each of the three months ended June 30, 2020 and 2019. These costs were $12.0 million and $11.5 million for the six months ended June 30, 2020 and 2019, respectively.
Restricted Cash
In April 2020, the Company entered into the Credit Agreement with Standard Chartered and extinguished the prior credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) as discussed further in Note 6. Debt. While the revolving credit facility with Wells Fargo was extinguished, Wells Fargo continues to perform other services for the Company including issuing letters of credit. Wells Fargo required the Company to have cash collateral to support the letters of credit and other services provided. As discussed in Note 9. Commitments and Contingencies, the Company had outstanding letters of credit of $3.0 million and restricted cash of $3.4 million at June 30, 2020.
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
Inventories consisted of the following:

(in thousands) Inventories	As of June 30, 2020	As of December 31, 2019
Raw materials	$120,237	$90,677
Work in process	3,422	2,007
Finished goods	19,704	19,119
Total inventories	143,363	111,803
Inventory allowance	(3,042)	(2,964)
Inventories, net	$140,321	$108,839

Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Six Months Ended June 30,
Inventory Allowance	2020	2019
Balance at beginning of period	$2,964	$5,730
Charged to expense	897	41
Write-offs	(819)	(878)
Balance at end of period	$3,042	$4,893
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of June 30, 2020	As of December 31, 2019
Accrued product warranty	$16,660	$17,142
Litigation reserves *	4,429	5,020
Contract liabilities	52,412	26,898
Accrued compensation and benefits	6,443	6,599
Operating lease liabilities	3,759	3,789
Accrued interest expense	906	1,087
Other	6,395	5,495
Total	$91,004	$66,030

*
As of June 30, 2020 and December 31, 2019, litigation reserves primarily consisted of reserves related to ongoing government investigations and the settlement of the Federal Derivative Litigation. The Company concluded that insurance recovery was probable related to $2.2 million and $1.9 million of the litigation reserves as of June 30, 2020 and December 31, 2019, respectively, and recognized full recovery of the settlement amounts in Prepaid expenses and other current assets. See Note 9. Commitments and Contingencies for additional information.

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

Accrued product warranty activities are presented below:

(in thousands)	For the Six Months Ended June 30,
Accrued Product Warranty	2020	2019
Balance at beginning of period	$25,501	$23,102
Current year provision	7,418	4,585
Changes in estimates for preexisting warranties *	9,925	2,730
Payments made during the period	(10,373)	(4,454)
Balance at end of period	32,471	25,963
Less: Current portion	16,660	15,078
Noncurrent accrued product warranty	$15,811	$10,885

*
Change in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. The Company’s warranty liability is generally affected by failure rates, repair costs and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. For the three and six months ended June 30, 2020, the Company recorded charges for changes in estimates of preexisting warranties of $9.3 million, or $0.41 per diluted share, and $9.9 million, or $0.43 per diluted share, respectively. For the six months ended June 30, 2019, the Company recorded charges for changes in estimates of preexisting warranties of $2.7 million, or $0.13 per diluted share.

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

Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
End Market	2020	2019	2020	2019
Energy	$29,649	$52,245	$79,733	$97,893
Industrial	30,463	54,660	67,594	105,247
Transportation	32,944	31,779	50,826	51,331
Total	$93,056	$138,684	$198,153	$254,471
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Geographic Area	2020	2019	2020	2019
North America	$81,979	$119,943	$176,499	$217,622
Pacific Rim	6,295	10,804	12,749	23,429
Europe	2,578	5,006	5,235	8,383
Other	2,204	2,931	3,670	5,037
Total	$93,056	$138,684	$198,153	$254,471
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

(in thousands)	As of June 30, 2020	As of December 31, 2019
Short-term contract assets (included in Prepaid expenses and other current assets)	$2,340	$694
Short-term contract liabilities (included in Other accrued liabilities)	(52,412)	(26,898)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(3,062)	(17,998)
Net contract liabilities	$(53,134)	$(44,202)
During the six months ended June 30, 2020 and 2019, the Company recognized $4.8 million and $3.7 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2019 and 2018, respectively. The increase in the contract asset during the six months ended June 30, 2020 is related to performance completed and revenue recognized under certain contracts but for which the Company’s right to consideration is conditional at the end of the period. The increase in the contract liabilities during the six months ended June 30, 2020 is primarily related to prepayments for certain engines by a customer under a long-term supply agreement.
Remaining Performance Obligations
For performance obligations that extend beyond one year, the Company had $54.9 million of remaining performance obligations as of June 30, 2020 which primarily relates to prepayments for certain engines by a customer under a long-term supply agreement. The Company expects to recognize revenue related to these remaining performance obligations of approximately $27.0 million in the remainder of 2020, $25.2 million in 2021, $0.7 million in 2022, $0.8 million in 2023, $0.8 million in 2024 and $0.4 million in 2025 and beyond.

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
The Weichai Warrant was a freestanding derivative financial instrument that was not indexed solely to the Company’s Common Stock due to the Weichai Warrant exercise terms. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company’s Common Stock, as of such date. The exercise proceeds for the warrants of $1.6 million were based on 50% of the VWAP during the 20 consecutive trading day period preceding April 23, 2019 and the $15.0 million reduction in the exercise price described above. Changes in value of the Weichai Warrant, including the impact of the exercise, resulted in a loss of $5.8 million and $1.4 million reported in Loss from change in value of warrants in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2019, respectively.
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred, and revenue generated from third parties are recorded on a gross basis in the financial statements. For the three and six months ended June 30, 2020 and 2019, the Company’s sales to Weichai were immaterial in all periods. Purchases of inventory from Weichai were $7.1 million and $12.2 million for the three and six months ended June 30, 2020, respectively. Purchases of inventory from Weichai were $0.1 million and $0.9 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company had immaterial receivables from Weichai and outstanding payables to Weichai of $10.3 million and $5.9 million, respectively.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of June 30, 2020	As of December 31, 2019
Property, Plant and Equipment
Leasehold improvements	$6,760	$6,745
Machinery and equipment	42,664	41,243
Construction in progress	1,679	1,679
Total property, plant and equipment, at cost	51,103	49,667
Accumulated depreciation	(28,966)	(26,473)
Property, plant and equipment, net	$22,137	$23,194

Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both June 30, 2020 and December 31, 2019 was $29.8 million. Accumulated impairment losses at both June 30, 2020 and December 31, 2019 were $11.6 million.
See Note 1. Summary of Significant Accounting Policies and Other Information for additional discussion of the Company’s impairment considerations related to the impacts of the COVID-19 pandemic and the oil and gas market price volatility.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of June 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(23,676)	$11,264
Developed technology	700	(628)	72
Trade names and trademarks	1,700	(1,191)	509
Total	$37,340	$(25,495)	$11,845

(in thousands)	As of December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(22,236)	$12,704
Developed technology	700	(605)	95
Trade names and trademarks	1,700	(1,127)	573
Total	$37,340	$(23,968)	$13,372
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of June 30, 2020	As of December 31, 2019
Short-term financing:
Revolving credit facility	$130,000	$39,527

Long-term debt:
Unsecured senior notes	$—	$55,000
Finance leases and other debt	1,098	1,087
Unamortized debt issuance costs	—	(235)
Total long-term debt and finance leases	1,098	55,852
Less: Current maturities of long-term debt and finance leases	282	195
Long-term debt	$816	$55,657

*
Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs related to the revolving credit facility were $1.5 million as of June 30, 2020.

Credit Agreement
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement, dated as of March 27, 2020, by and between the Company and Standard Chartered as administrative agent. The Credit Agreement allows the Company to borrow up to $130.0 million and matures on March 26, 2021 with an optional 60-day extension, subject to certain conditions and payment of a 0.25% extension fee. Borrowings under the Credit Agreement bear interest at either the base rate as defined in the Credit Agreement or the London Interbank Offered Rate (“LIBOR”) plus 2.00% per annum, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds (i) to repay the outstanding balance of $16.8 million on the revolving credit agreement between the Company and Wells Fargo Bank, N.A. (the “Wells Fargo Credit Agreement”), (ii) to fully redeem and discharge $55.0 million in aggregate outstanding principal amount of its unsecured notes due June 2020 (the “Unsecured Senior Notes”) and pay related interest, and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with repayment of the outstanding balance. The Company recognized a loss on the extinguishment of the Wells Fargo Credit Agreement and the Unsecured Senior Notes of $0.5 million related to premiums to early retire the Unsecured Senior Notes and unamortized debt issuance costs. The Company deferred debt issuance costs related to the closing of the Credit Agreement of $2.0 million. On April 29, 2020, the Company borrowed an additional $35.0 million under the Credit Agreement, which is the remaining portion of availability, providing the Company with greater financial flexibility.
As discussed above, the Credit Agreement includes financial covenants which were effective for the Company beginning with the six months ended June 30, 2020. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Credit Agreement. For the six months ended June 30, 2020, the Company did not meet the defined minimum EBITDA requirement. A breach of the financial covenants under the Credit Agreement constitutes an event of default and, if not cured or waived, could result in the obligations under the Credit Agreement being accelerated. The Company is currently in discussion with Standard Chartered in connection with the financial covenant breach. See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.
Note 7.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between July 2020 and August 2034. For the three and six months ended June 30, 2020, the Company recorded lease expense of $1.6 million and $3.4 million within Cost of sales, $0.1 million and $0.2 million within Research, development, and engineering, $0.1 million and $0.2 million within Selling, general and administrative and less than $0.1 million within Interest expense in the Consolidated Statements of Operations, respectively. For the three and six months ended June 30, 2019, the Company recorded lease expense of $1.8 million and $3.6 million within Cost of sales, less than $0.1 million and $0.2 million within Research, development and engineering expenses, $0.1 million within Selling, general and administrative and less than $0.1 million within Interest expense in the Consolidated Statements of Operations, respectively.
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,368	$1,406	$2,747	$2,807
Finance lease cost
Amortization of right-of-use (“ROU”) asset	52	45	104	69
Interest expense	12	14	25	21
Short-term lease cost	108	133	217	276
Variable lease cost	374	311	797	766
Total lease cost	$1,914	$1,909	$3,890	$3,939
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$2,734	$2,444
Operating cash flows paid for interest portion of finance leases	25	21
Financing cash flows paid for principal portion of finance leases	96	61
Right-of-use assets obtained in exchange for lease obligations
Operating leases	299	280
Finance leases	—	517

As of June 30, 2020 and December 31, 2019, the weighted-average remaining lease term was 6.4 years and 6.7 years for operating leases and 4.1 years and 4.5 years for finance leases, respectively. The weighted-average discount rate was 7.2% for operating leases and 6.8% for finance leases as of both June 30, 2020 and December 31, 2019.
The following table presents supplemental balance sheet information related to leases:

(in thousands)	June 30, 2020	December 31, 2019
Operating lease ROU assets, net [1]	$19,014	$20,677

Operating lease liabilities, current [2]	3,759	3,789
Operating lease liabilities, non-current [3]	16,063	17,679
Total operating lease liabilities	$19,822	$21,468

Finance lease ROU assets, net [1]	$656	$777

Finance lease liabilities, current [2]	192	195
Finance lease liabilities, non-current [3]	524	617
Total finance lease liabilities	$716	$812

1.	Included in Other noncurrent assets for operating leases and Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.

2.	Included in Other accrued liabilities for operating leases and Current maturities of long-term debt for finance leases on the Consolidated Balance Sheets.

3.	Included in Other noncurrent liabilities for operating leases and Long-term debt, net of current maturities for finance leases on the Consolidated Balance Sheets.
The following table presents maturity analysis of lease liabilities as of June 30, 2020:

(in thousands)	Operating Leases	Finance Leases
Six months ending December 31, 2020	$2,555	$121
Year ending December 31, 2021	4,948	243
Year ending December 31, 2022	4,788	175
Year ending December 31, 2023	3,283	101
Year ending December 31, 2024	1,813	82
Thereafter	7,399	96
Total undiscounted lease payments	24,786	818
Less: imputed interest	4,964	102
Total lease liabilities	$19,822	$716
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
Financial Instruments Measured at Carrying Value
Debt
The Company measured its revolving credit facilities and the Unsecured Senior Notes at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the revolving credit facility approximated carrying value, as it consisted of short-term variable rate loans.

The fair value measurement of the Unsecured Senior Notes was defined as Level 3 at December 31, 2019 in the three-level fair value hierarchy, as the inputs to their valuation were not all market observable.

(in thousands)	As of June 30, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—

(in thousands)	As of December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$39,527	$—	$39,527	$—
Unsecured Senior Notes	54,765	—	—	54,600
Financial Instruments Measured at Fair Value
Warrants
The following table summarizes changes in the estimated fair value of the Company’s warrant liability:

(in thousands)	For the Six Months Ended June 30, 2019
Balance at beginning of period	$35,100
Change in value of warrants *	1,352
Settlement of warrants	(36,452)
Balance at end of period	$—

*	The change in value of the warrant liability is presented as Loss from change in value of warrants in the Company’s Consolidated Statements of Operations.
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
Federal Derivative Litigation
In February 2017, Travis Dorvit filed a putative stockholder derivative action in the U.S. District Court for the Northern District of Illinois, captioned Dorvit v. Winemaster, et al., No. 1:17-cv-01097 (N.D. Ill.) (the “Dorvit Action”), against certain of the Company’s current and former officers and directors. The complaint asserted claims for breach of fiduciary duty and unjust enrichment arising from the same matters at issue in the consolidated case captioned Guinta v. Power Solutions International, Inc., No. 1:16-cv-09599 (N.D.Ill.), which had alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), arising from public filings, press releases and conference calls between February 2014 and February 2017, and which was settled in May 2019 (hereinafter, the “Giunta Action”). In April 2018, Michael Martin filed a second putative stockholder derivative action, captioned Martin v. Winemaster, et al., No. 18-CV-2386 (N.D. Ill.) (the “Martin Action”), in the same court against certain of the Company’s current and former officers and directors. In July 2018, the court consolidated the Martin Action and the Dorvit Action.
In July 2018, the plaintiffs in the consolidated Dorvit and Martin Actions filed an amended consolidated complaint (the “Second Amended Complaint”) against certain of the Company’s current and former officers and directors, who are indemnified by the Company as to their legal fees and defense costs. The Second Amended Complaint asserts claims for breach of fiduciary duty, unjust enrichment, corporate waste and failure to hold an annual stockholders’ meeting, and it seeks an unspecified amount of damages, an order compelling the Company to hold an annual stockholders’ meeting and an award of costs, including reasonable attorneys’ fees and expenses. In April 2019, the parties reached an agreement in principle to settle the litigation for approximately $1.9 million (“Settlement Amount”), half of which will be used to pay certain defense costs on behalf of the Company, and the remaining half of which the plaintiffs sought as an award of their attorneys’ fees and expenses in connection with the benefit conferred by the settlement. The settlement was approved by the court in August 2019 over two objections, including from the plaintiffs in the McClenney Action (defined below). Plaintiffs in the McClenney Action appealed the court’s order approving the settlement. On February 28, 2020, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court’s approval of the settlement. The deadline for the plaintiffs in the McClenney Action to seek further review in the U.S. Supreme Court elapsed on July 27, 2020 and the settlement is now final. The Company’s insurers made a payment of half of the Settlement Amount in September 2019 toward the fulfillment of the plaintiff’s award of attorneys’ fees and expenses, and the insurers have allocated the remaining half of the Settlement Amount toward the payment of certain defense costs consistent with the terms of the settlement. The Company had accrued for the settlement in Other accrued liabilities and for the full insurance recovery of the Settlement Amount in Prepaid expenses and other current assets as of December 31, 2019.
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
Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or

(ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the Court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. The Company intends to vigorously defend against this action. At this time, the Company is unable to predict the outcome of this matter or meaningfully quantify how the final resolution of this matter may impact its results of operations, financial condition or cash flows.
Don Wilkins v. the Company
In April 2017, Don Wilkins, former VP of Advanced Product Development for the Company, filed a two-count complaint alleging breach of contract by the Company and violation of the Illinois Wage Payment and Collections Act (“IWPCA”) by the Company and its former CEO, Gary Winemaster (the “Wilkins Complaint”). The Wilkins Complaint claims the Company did not have cause to terminate Mr. Wilkins’ Employment and Confidentiality Agreement (the “Wilkins Agreement”), executed January 6, 2012, and that the Company and Mr. Winemaster violated the IWPCA by failing to pay him accrued but unpaid vacation and earned commissions. The Wilkins Complaint seeks damages including a $2.0 million bonus entitlement in the Wilkins Agreement, guaranteed annual salary to increase at 1.5 times the Consumer Price Index per year from the termination date to the end-date of the Wilkins Agreement, December 31, 2020, and 20,000 shares of restricted stock granted to him in 2013 with a vesting schedule through 2020. In June 2017, the Company and Mr. Winemaster answered the complaint and asserted numerous defenses. The Company also asserted counterclaims against Mr. Wilkins including violation of the Illinois Trade Secrets Act, breach of the Wilkins Agreement, breach of fiduciary duty, and spoliation. In January 2019, Wilkins voluntarily dismissed with prejudice his claims for unpaid commissions and vacation against the Company and Mr. Winemaster, subject to the parties’ confidential settlement agreement of those claims. In February 2020, the Company filed a motion for protective order or to stay the litigation, which the Court denied in April 2020. In May 2020, the parties reached an agreement to settle all remaining claims for a $1.1 million payment (“Wilkins Settlement Amount”) to Mr. Wilkins. The Company paid $0.9 million of the Wilkins Settlement Amount which was reserved as of the first quarter of 2019. The Company’s insurance provider contributed the remainder of the Wilkins Settlement Amount. On June 1, 2020, the Court dismissed the Wilkins Complaint with prejudice and with each party to bear their own costs and attorneys’ fees.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into on December 20, 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in royalties for products sold by the Company pursuant to the Development Agreement. The Company has disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. The parties are in the beginning stages of arbitration and discussions for resolution. At this time, the Company is unable to predict the outcome of this matter or meaningfully quantify how the final resolution of this matter may impact its results of operations, financial condition or cash flows.
Indemnification Agreements
Under the Company’s bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. As a result of cumulative legal fees and settlements previously paid, the Company fully exhausted its primary directors’ and officers’ insurance coverage of $30 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that will occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. The Company accrues for such costs as incurred within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. At this time, the Company is not able to estimate the impact of these obligations due to the actions ongoing; however, the impact may be material to the Company’s results of operations, financial condition, and cash flows.
At the end of June 2020, the Company entered into a new directors’ and officers’ liability insurance policy. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments
At June 30, 2020, the Company had seven outstanding letters of credit totaling $3.0 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant

Accounting Policies and Other Information, the Company had restricted cash of $3.4 million at June 30, 2020 related to these letters of credit.
The Company has arrangements with certain suppliers that require it to purchase minimum volumes or be subject to monetary penalties. As of June 30, 2020, if the Company were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $4.7 million. Most of these arrangements enable the Company to secure supplies of critical components. The Company does not currently anticipate any material penalties under these contracts; however, given the significant declines in oil prices in early 2020 and the impacts of the COVID-19 pandemic, the Company continues to monitor and evaluate the impact of potential future purchase volume reductions.
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
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act modified net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, restored 100% bonus depreciation for qualified improvement property, increased the limit on the deduction for net interest expense and accelerated the time frame for refunds of alternative minimum tax (“AMT”) credits. The Company’s ability to elect bonus depreciation for the 2018 and 2019 tax years, carryback net operating losses to earlier years, and immediately refund AMT credits due to the enactment of the CARES Act resulted in a tax benefit of $1.9 million for the six months ended June 30, 2020. There is no material impact to the Company’s deferred tax assets due to the full valuation allowance.
The effective tax rate for the three and six months ended June 30, 2020 was (2.8)% and 16.2%, respectively, compared to an effective tax rate for the three and six months ended June 30, 2019 of (8.7)% and 5.9%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For the three months ended June 30, 2020, the difference between the effective and statutory tax rates was primarily due to an adjustment in the impact of the CARES Act. For the six months ended June 30, 2020, the difference between the effective and statutory tax rates was primarily due to the impact of the enactment of the CARES Act in the first quarter of 2020, a change in the deferred tax liability related to an indefinite-lived intangible asset and the Company’s full valuation allowance. For the three and six months ended June 30, 2019, the difference between the effective and statutory tax rates is primarily due to the Company’s full valuation allowance, the impact of the losses related to the Weichai Warrant and an increase in the deferred tax liability related to indefinite-lived assets which cannot serve as a source of income for the realization of deferred tax assets and states that base tax on gross margin.
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of January 1, 2020	23,117	260	22,857
Net shares issued for Stock awards	—	(3)	3
Balance as of June 30, 2020	23,117	257	22,860

Note 12.    Loss Per Share
The Company computes basic loss per share by dividing net loss distributable to common shares by the weighted-average common shares outstanding during the period. Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted loss per share for the three and six months ended June 30, 2020 and 2019.
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
The computations of basic and diluted loss per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(17,742)	$(2,998)	$(18,454)	$(5,584)

Denominator:
Shares used in computing net loss per share:
Weighted-average common shares outstanding – basic	22,858	21,702	22,858	20,171
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – diluted	22,858	21,702	22,858	20,171

Loss per common share:
Loss per share of common stock – basic	$(0.78)	$(0.14)	$(0.81)	$(0.28)
Loss per share of common stock – diluted	$(0.78)	$(0.14)	$(0.81)	$(0.28)
The aggregate number of shares excluded from the diluted loss per share calculations, because they would have been anti-dilutive, were 0.2 million shares for both the three and six months ended June 30, 2020, respectively, and 1.1 million and 2.7 million shares during the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020 and 2019, SARs and RSAs were not included in the diluted loss per share calculations as they would have been anti-dilutive (1) due to the losses reported in the Consolidated Statements of Operations or (2) the Company’s average stock price was less than the exercise price of the SARs or the grant price of the RSAs.
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
Joint Venture Operating Results
The Company’s Consolidated Statements of Operations included income from this investment of less than $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively. Income from this investment was $0.4 million and $0.5 million for the three and six months ended June 30, 2019, respectively. The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and six months ended June 30, 2020 and 2019, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
The COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad, and the related recent historic decline in oil demand. The Company has experienced a significant overall reduction in demand for its products which is, in large part, attributable to the impact of the COVID-19 pandemic. This reduction in demand has adversely impacted the Company’s financial results for the three and six months ended June 30, 2020.
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
For the three months ended June 30, 2020, the Company’s net sales decreased $45.6 million from the three months ended June 30, 2019 to $93.1 million, the result of decreased sales volumes across the industrial and energy end markets of $24.2 million and $22.6 million, respectively, partly offset by a $1.2 million increase in the transportation end market. Gross margin for the three months ended June 30, 2020 was 4.1%, a decrease versus 18.5% in the comparable 2019 period. Gross profit declined by $21.8 million for the three months ended June 30, 2020, while operating expenses decreased by $1.7 million, as compared to the comparable period in 2019. For the three months ended June 30, 2019, the Company recognized a loss of $5.8 million as a result of the change in the value of the Weichai Warrant including the impact of it being exercised in April 2019. Because the Weichai Warrant was exercised in April 2019, it had no impact on the three months ended June 30, 2020. See Note 3. Weichai Transactions, included in Part 1, Item 1. Financial Statements, for additional information. Also, the Company recognized a loss on the extinguishment of debt for the three months ended June 30, 2020 of $0.5 million, compared to no loss on the extinguishment of debt for the three months ended June 30, 2019. Collectively, these factors contributed to a $14.7 million increase in the net loss, which totaled $17.7 million in the 2020 period compared to a net loss of $3.0 million in the same period of 2019. Diluted loss per share was $0.78 in the 2020 period compared to a diluted loss per share of $0.14 in the comparable 2019 period. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $12.2 million in the 2020 period, a decrease of $20.7 million, compared to Adjusted net income of $8.5 million in 2019. Adjusted loss per share was $0.53 in 2020 compared to Adjusted earnings per share of $0.39 in 2019. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was a loss of $8.6 million in 2020 compared to Adjusted EBITDA of $13.0 million in 2019. Adjusted net loss (income), Adjusted loss (income) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
For the six months ended June 30, 2020, the Company’s net sales decreased $56.3 million, or 22.1%, compared to the six months ended June 30, 2019, as a result of sales declines of $37.7 million, $18.2 million and $0.5 million in the industrial, energy and transportation end markets, respectively. Gross margin was 10.8% and 17.0% during the six months ended June 30, 2020 and 2019, respectively. Gross profit decreased during the six months ended June 30, 2020 by $21.8 million compared to the six months ended June 30, 2019, while operating expenses decreased by $3.6 million as compared to the comparable period in 2019. Interest expense decreased by $1.5 million for the six months ended June 30, 2020 versus the comparable period in

2019. There was no impact from a change in value of warrants for the six months ended June 30, 2020 due to the Weichai Warrant being exercised in April 2019. The Company recognized a loss of $1.4 million for the six months ended June 30, 2019 as a result of the change in the value of the Weichai Warrant including the impact of the exercise. See Note 3. Weichai Transactions, included in Part 1, Item 1. Financial Statements, for additional information. The Company recognized a loss on the extinguishment of debt for the six months ended June 30, 2020 of $0.5 million, compared to no loss on the extinguishment of debt for the six months ended June 30, 2019. Also, the Company recorded an income tax benefit of $3.6 million for the six months ended June 30, 2020 versus a $0.3 million benefit for the same period last year. Collectively, these factors contributed to a $12.9 million increase in the net loss, which totaled $18.5 million in the 2020 period compared to a net loss of $5.6 million in the same period of 2019. Diluted loss per share was $0.81 in the 2020 period compared to a diluted loss per share of $0.28 in the comparable 2019 period. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $12.8 million in the 2020 period, a decrease of $21.2 million, compared to Adjusted net income of $8.4 million in 2019. Adjusted loss per share was $0.56 in 2020 compared to Adjusted earnings per share of $0.41 in 2019. Adjusted EBITDA was a loss of $6.0 million in 2020 compared to Adjusted EBITDA of $16.7 million in 2019. Adjusted net loss (income), Adjusted loss (earnings) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.

Net sales by geographic area and by end market for the three and six months ended June 30, 2020 and 2019 are presented below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
Geographic Area		% of Total		% of Total		% of Total		% of Total
North America	$81,979	88%	$119,943	86%	$176,499	89%	$217,622	86%
Pacific Rim	6,295	7%	10,804	8%	12,749	6%	23,429	9%
Europe	2,578	3%	5,006	4%	5,235	3%	8,383	3%
Others	2,204	2%	2,931	2%	3,670	2%	5,037	2%
Total	$93,056	100%	$138,684	100%	$198,153	100%	$254,471	100%

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
End Market		% of Total		% of Total
Energy	$29,649	32%	$52,245	38%	$79,733	40%	$97,893	39%
Industrial	30,463	33%	54,660	39%	67,594	34%	105,247	41%
Transportation	32,944	35%	31,779	23%	50,826	26%	51,331	20%
Totals	$93,056	100%	$138,684	100%	$198,153	100%	$254,471	100%

Results of Operations
Results of operations for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019:

(in thousands, except per share amounts)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Net sales	$93,056	$138,684	$(45,628)	(33)%	$198,153	$254,471	$(56,318)	(22)%
Cost of sales	89,279	113,070	(23,791)	(21)%	176,662	211,153	(34,491)	(16)%
Gross profit	3,777	25,614	(21,837)	(85)%	21,491	43,318	(21,827)	(50)%
Gross margin %	4.1%	18.5%	(14.4)%		10.8%	17.0%	(6.2)%
Operating expenses:
Research, development and engineering expenses	5,814	6,030	(216)	(4)%	12,566	12,329	237	2%
Research, development and engineering expenses as a % of sales	6.2%	4.3%	1.9%		6.3%	4.8%	1.5%
Selling, general and administrative expenses	12,580	13,955	(1,375)	(10)%	26,470	30,015	(3,545)	(12)%
Selling, general and administrative expenses as a % of sales	13.5%	10.1%	3.4%		13.4%	11.8%	1.6%
Amortization of intangible assets	764	909	(145)	(16)%	1,527	1,819	(292)	(16)%
Total operating expenses	19,158	20,894	(1,736)	(8)%	40,563	44,163	(3,600)	(8)%
Operating (loss) income	(15,381)	4,720	(20,101)	NM	(19,072)	(845)	(18,227)	NM
Other expense:
Interest expense	1,427	2,122	(695)	(33)%	2,701	4,235	(1,534)	(36)%
Loss from change in value of warrants	—	5,752	(5,752)	(100)%	—	1,352	(1,352)	(100)%
Loss on extinguishment of debt	497	—	497	—%	497	—	497	—%
Other income, net	(44)	(395)	351	(89)%	(255)	(501)	246	(49)%
Total other expense	1,880	7,479	(5,599)	(75)%	2,943	5,086	(2,143)	(42)%
Loss before income taxes	(17,261)	(2,759)	(14,502)	NM	(22,015)	(5,931)	(16,084)	NM
Income tax expense (benefit)	481	239	242	101%	(3,561)	(347)	(3,214)	NM
Net loss	$(17,742)	$(2,998)	$(14,744)	NM	$(18,454)	$(5,584)	$(12,870)	NM

Loss per common share:
Basic	$(0.78)	$(0.14)	$(0.64)	NM	$(0.81)	$(0.28)	$(0.53)	189%
Diluted	$(0.78)	$(0.14)	$(0.64)	NM	$(0.81)	$(0.28)	$(0.53)	189%

Non-GAAP Financial Measures:
Adjusted net (loss) income *	$(12,178)	$8,456	$(20,634)	NM	$(12,849)	$8,355	$(21,204)	NM
Adjusted (loss) earnings per share – diluted *	$(0.53)	$0.39	$(0.92)	NM	$(0.56)	$0.41	$(0.97)	NM
EBITDA *	$(13,758)	$1,534	$(15,292)	NM	$(15,179)	$2,728	$(17,907)	NM
Adjusted EBITDA *	$(8,582)	$12,988	$(21,570)	(166)%	$(5,956)	$16,667	$(22,623)	(136)%

NM	Not meaningful

*	Non-GAAP measurement, see reconciliation below

Net Sales
Net sales decreased $45.6 million, or 33%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, as a result of sales declines of $24.2 million and $22.6 million in the industrial and energy end markets, respectively, partly offset by a $1.2 million increase in the transportation end market. The decreased sales within the industrial end market reflects lower demand for products used across a wide range of applications, with the largest decrease attributable to those products used in the material handling/forklift markets. Lower energy end market sales were driven by decreased demand for the Company’s power generation products, particularly those used within the oil and gas industry, partly offset by higher demand for demand response products. The nominal increase in transportation end market sales were primarily due to increased medium duty truck market business as the Company began shipping to a new customer, while it also saw higher demand in the terminal tractor market. These increases were partly offset by lower demand for products used within the school bus market.
Net sales decreased $56.3 million, or 22%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as a result of sales declines of $37.7 million, $18.2 million and $0.5 million in the industrial, energy and transportation end markets, respectively. The decreased sales within the industrial end market reflects lower demand for products used across a wide range of applications, with the largest decreases attributable to lower demand for products used in the material handling/forklift and arbor care markets. Lower energy end market sales were driven by decreased demand for the Company’s power generation products, particularly those used within the oil and gas industry, partly offset by stronger demand for demand response products. The nominal decrease in transportation end market sales were primarily due to lower demand for products used in the medium duty truck market mostly attributable to the previously disclosed acceleration of the shipment of certain engines during the fourth quarter of 2019, which negatively impacted sales in the first six months of 2020 notwithstanding shipments to a new customer during the second quarter of 2020. The decrease was partly offset by stronger demand for products used within the school bus and terminal tractor markets.
Gross Profit
Gross profit decreased during the three months ended June 30, 2020 by $21.8 million, or 85%, compared to the three months ended June 30, 2019. Gross margin was 4.1% and 18.5% during the three months ended June 30, 2020 and 2019, respectively. The decline in gross margin is primarily due to reduced operating leverage as a result of lower sales, unfavorable product mix, and significantly higher warranty expense related to charges from adjustments to preexisting warranties largely within the transportation end market, partly mitigated by favorable tariff costs. For the three months ended June 30, 2020, warranty costs were $13.8 million (net of supplier recoveries of $0.6 million), including $9.3 million of charges for adjustments to preexisting warranties, an increase of $10.8 million compared to warranty costs of $3.0 million (net of supplier recoveries of $0.2 million) for the three months ended June 30, 2019. The warranty costs for the three months ended June 30, 2020 included $0.6 million of charges related to specific engine supplier quality issues, for which the Company is actively seeking cost reimbursement.
Gross profit decreased during the six months ended June 30, 2020 by $21.8 million, or 50%, compared to the six months ended June 30, 2019. Gross margin was 10.8% and 17.0% during the six months ended June 30, 2020 and 2019, respectively. The decline in gross margin is primarily due to reduced operating leverage as a result of lower sales and significantly higher warranty expense related to charges from adjustments to preexisting warranties largely within the transportation end market. For the six months ended June 30, 2020, warranty costs were $15.5 million (net of supplier recoveries of $1.9 million), including $9.9 million of charges for adjustments to preexisting warranties, an increase of $11.1 million compared to warranty costs of $4.4 million (net of supplier recoveries of $2.9 million) for the six months ended June 30, 2019. The warranty costs for the six months ended June 30, 2020 included $0.6 million of charges related to specific engine supplier quality issues, for which the Company is actively seeking cost reimbursement.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended June 30, 2020 were $5.8 million, a decrease of $0.2 million, or 4%, from the three months ended June 30, 2019 levels.
Research, development and engineering expenses during the six months ended June 30, 2020 were $12.6 million, an increase of $0.2 million, or 2%, from the six months ended June 30, 2019 levels.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased during the three months ended June 30, 2020 by $1.4 million, or 10%, compared to the three months ended June 30, 2019. The decrease was primarily due to lower financial reporting costs as a result of the completion of the restatement of the Company’s financial statements in May 2019, lower incentive compensation expense, the absence of severance costs in the second quarter of 2020, and the impact of cost savings actions. Partly offsetting the decline were higher legal costs related to the ongoing government investigations and the Company’s indemnification obligations of former officers and employees as a result of the exhaustion of its directors and officers insurance during the early part of 2020 (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements for further discussion), among other items.
Selling, general and administrative expenses decreased during the six months ended June 30, 2020 by $3.5 million, or 12%, compared to the six months ended June 30, 2019. The decrease was primarily due to lower financial reporting costs as a result of the completion of the restatement of the Company’s financial statements in May 2019, lower incentive compensation expense, and the absence of severance costs in the first half of 2020. Partly offsetting the decline were higher legal costs related to the ongoing government investigations and the Company’s indemnification obligations of former officers and employees as a result of the exhaustion of its directors and officers insurance during the early part of 2020 (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements for further discussion), among other items.
Interest Expense
Interest expense decreased $0.7 million to $1.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, largely due to lower overall interest rates on the Company’s debt during the second quarter of 2020, as compared to the prior year.
Interest expense decreased $1.5 million to $2.7 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, largely due to lower overall interest rates on the Company’s debt during the second quarter of 2020, as compared to the prior year.
Lower interest rates in the second quarter of 2020 were primarily due to refinancing the debt during the period. See Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information.
Loss from Change in Value of Warrants
There was no impact from a change in value of warrants for the three months ended June 30, 2020 due to the Weichai Warrant being exercised in April 2019. The Company recognized a loss of $5.8 million for the three months ended June 30, 2019 as a result of the change in the value of the Weichai Warrant including the impact of the exercise.
There was no impact from a change in value of warrants for the six months ended June 30, 2020 due to the Weichai Warrant being exercised in April 2019. The Company recognized a loss of $1.4 million for the six months ended June 30, 2019 as a result of the change in the value of the Weichai Warrant including the impact of the exercise.
See Note 3. Weichai Transactions and Note 8. Fair Value of Financial Instruments, included in Part I, Item 1. Financial Statements, for additional information.
Loss on Extinguishment of Debt
The Company recognized a loss on the extinguishment of debt for both the three and six months ended June 30, 2020 of $0.5 million. There was no loss on the extinguishment of debt for the three and six ended June 30, 2019.
See Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information.
Other Income, Net
Other income, net decreased by $0.4 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Other income, net decreased by $0.2 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Other income, net is primarily comprised of the Company’s equity earnings from its joint venture. Refer to Note 13. Related Party Transactions, in Part I, Item 1. Financial Statements, for further discussion of the Company’s joint venture.
Income Tax Expense
The Company recorded income tax expense of $0.5 million for the three months ended June 30, 2020, as compared to $0.2 million for the three months ended June 30, 2019. The Company’s pretax loss was $17.3 million for the three months ended June 30, 2020, compared to a pretax loss of $2.8 million for the three months ended June 30, 2019. Income tax expense for the three months ended June 30, 2020 primarily related to an adjustment in the impact of the CARES Act. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefits associated with the pre-tax losses for the three months ended June 30, 2020 and 2019.
The Company recorded an income tax benefit of $3.6 million for the six months ended June 30, 2020, as compared to $0.3 million for the six months ended June 30, 2019. The Company’s pretax loss was $22.0 million for the six months ended June 30, 2020, compared to a pretax loss of $5.9 million for the six months ended June 30, 2019. The increase in the tax benefit for the six months ended June 30, 2020 is primarily attributable to the impact of the CARES Act enacted in the first quarter of 2020, which allowed the Company to elect bonus depreciation for the 2018 and 2019 tax years, carryback net operating losses to earlier years, and immediately refund AMT credits as well as a change in the deferred tax liability related to an indefinite-lived intangible asset. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefits associated with the pre-tax losses for the six months ended June 30, 2020 and 2019.
See Note 10. Income Taxes, included in Part I, Item 1. Financial Statements, for additional information related to the Company’s income tax provision.
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

Non-GAAP Financial Measure	Comparable GAAP Financial Measure
Adjusted net (loss) income	Net loss
Adjusted (loss) earnings per share	Loss per common share – diluted
EBITDA	Net loss
Adjusted EBITDA	Net loss
The Company believes that Adjusted net income (loss), Adjusted earnings (loss) per share, EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net (loss) income is defined as net loss as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance. Adjusted (loss) earnings per share is a measure of the Company’s diluted net loss per share adjusted for the impact of special items. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of other non-cash charges and certain other items that do not reflect the ordinary earnings of the Company’s operations.
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
During 2020, the Company changed the presentation of certain non-GAAP financial measures to separate incremental financial reporting and government investigation expenses into: (1) incremental financial reporting, (2) internal control remediation, and (3) government investigations and other legal matters. In addition, the Company changed the presentation of non-GAAP adjustments for the comparative periods of 2019 in order to align to the current period presentation. There was no impact to Adjusted net income, Adjusted earnings per share, EBITDA or Adjusted EBITDA for the three and six months ended June 30, 2019 as a result of this change in presentation. The Company believes the updated presentation may provide more useful information to investors regarding the Company’s non-GAAP adjustments and better aligns with management’s use of the information.

The following table presents a reconciliation from Net loss to Adjusted net (loss) income for the three and six months ended June 30, 2020 and 2019:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(17,742)	$(2,998)	$(18,454)	$(5,584)
Change in value of warrants [1]	—	5,752	—	1,352
Stock-based compensation [2]	160	393	317	668
Loss on debt extinguishment [3]	497	—	497	—
Key employee retention program [4]	—	6	—	482
Severance [5]	—	690	—	1,598
Incremental financial reporting [6]	957	2,195	1,779	5,493
Internal control remediation [7]	294	472	892	1,251
Government investigations and other legal matters [8]	3,268	1,946	5,738	3,095
Discrete income tax items [9]	388	—	(3,618)	—
Adjusted net (loss) income	$(12,178)	$8,456	$(12,849)	$8,355

The following table presents a reconciliation from Loss per common share – diluted to Adjusted (loss) earnings per share for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Loss per common share – diluted	$(0.78)	$(0.14)	$(0.81)	$(0.28)
Changes in value of warrants [1]	—	0.27	—	0.07
Stock-based compensation [2]	0.01	0.02	0.01	0.03
Loss on debt extinguishment [3]	0.02	—	0.02	—
Key employee retention program [4]	—	—	—	0.02
Severance [5]	—	0.03	—	0.08
Incremental financial reporting [6]	0.04	0.10	0.08	0.27
Internal control remediation [7]	0.02	0.02	0.04	0.06
Government investigations and other legal matters [8]	0.14	0.09	0.25	0.16
Discrete income tax items [9]	0.02	—	(0.15)	—
Adjusted (loss) earnings per share – diluted	$(0.53)	$0.39	$(0.56)	$0.41

Diluted shares (in thousands)	22,858	21,702	22,858	20,171

The following table presents a reconciliation from Net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(17,742)	$(2,998)	$(18,454)	$(5,584)
Interest expense	1,427	2,122	2,701	4,235
Income tax expense (benefit)	481	239	(3,561)	(347)
Depreciation	1,312	1,262	2,608	2,605
Amortization of intangible assets	764	909	1,527	1,819
EBITDA	(13,758)	1,534	(15,179)	2,728
Change in value of warrants [1]	—	5,752	—	1,352
Stock-based compensation [2]	160	393	317	668
Loss on debt extinguishment [3]	497	—	497	—
Key employee retention program [4]	—	6	—	482
Severance [5]	—	690	—	1,598
Incremental financial reporting [6]	957	2,195	1,779	5,493
Internal control remediation [7]	294	472	892	1,251
Government investigations and other legal matters [8]	3,268	1,946	5,738	3,095
Adjusted EBITDA	$(8,582)	$12,988	$(5,956)	$16,667

1.	Amount consists of the change in the value of the Weichai Warrant, including the impact of the exercise in April 2019.

2.	Amounts reflect non-cash stock-based compensation expense (amounts exclude $0.3 million for the six months ended June 30, 2019 associated with employee retention programs (see note 4 below)).

3.
Amount represents the loss on the extinguishment of the Wells Fargo Credit Agreement and the Unsecured Senior Notes in April 2020 as further discussed in Note 6. Debt of Part I, Item 1. Financial Statements.

4.
Amounts represent incremental compensation costs (including $0.3 million for the six months ended June 30, 2019 of stock-based compensation) incurred to provide retention benefits to certain employees.

5.	Amounts represent severance and other post-employment costs for certain former employees of the Company.

6.
Amounts represent professional services fees related to the Company’s efforts to restate prior period financial statements and prepare, audit and file delinquent financial statements with the SEC, as well as tax compliance matters impacted by the restatement of prior period financial statements. The amounts exclude $0.1 million and $1.0 million of recurring audit fees for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.9 million for the three and six months ended June 30, 2019, respectively.

7.	Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.

8.
Amounts represent professional services fees and reserves primarily related to the SEC and USAO investigations of the Company and indemnification of certain former officers and employees. The Company is obligated to pay legal costs of certain former officers and employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 9. Commitments and Contingencies of Part I, Item 1. Financial Statements, the Company fully exhausted its historical primary directors’ and officers’ insurance coverage in connection with these matters during the first quarter of 2020. The amounts include $2.8 million and $4.3 million for the three and six months ended June 30, 2020, respectively, related to indemnification of certain former officers and employees.

9.	Amount consists of the impact of the enactment of the CARES Act and a change in the deferred tax liability related to an indefinite-lived intangible asset.
Cash Flows
Cash was impacted as follows:

(in thousands)	For the Six Months Ended June 30,
	2020	2019	Change	% Change
Net cash provided by operating activities	$4,010	$1,971	$2,039	103%
Net cash used in investing activities	(1,409)	(1,536)	127	8%
Net cash provided by (used in) financing activities	33,378	(439)	33,817	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	$35,979	$(4)	$35,983	NM
Capital expenditures	$(1,416)	$(1,536)	$120	8%

Cash Flows for the Six Months Ended June 30, 2020
Cash Flow from Operating Activities
Net cash provided by operating activities was $4.0 million in the six months ended June 30, 2020 compared to net cash provided by operating activities of $2.0 million in the six months ended June 30, 2019, resulting in an increase of $2.0 million in cash provided by operating activities year-over-year. The increase in cash provided by operating activities was primarily related to an increase in cash generated from working capital accounts of $16.0 million, primarily due to increased collections of accounts receivable, partially offset by increased inventory, and a $1.1 million increase in the impact of non-cash adjustments to the net loss, primarily related to changes in the value of the Weichai Warrant during the six months ended June 30, 2019 and partially offset by an increase in the net loss of $12.9 million.
Cash Flow from Investing Activities
Net cash used in investing activities was $1.4 million and $1.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively. For the six months ended June 30, 2020 and 2019, cash used in investing activities primarily related to capital expenditures associated with normal maintenance of the Company’s facilities.
Cash Flow from Financing Activities
The Company generated $33.4 million in cash from financing activities in the six months ended June 30, 2020 compared to $0.4 million in cash used by financing activities in the six months ended June 30, 2019. The cash generated by financing activities for the six months ended June 30, 2020 was primarily attributable to borrowing $130.0 million under the Credit Agreement in April 2020, partially offset by using a portion of the funds (i) to repay the outstanding balance of $16.8 million under the Wells Fargo Credit Agreement and (ii) to fully redeem and discharge $55.0 million in aggregate outstanding principal amount of the Unsecured Senior Notes and pay related interest. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements.
Liquidity and Capital Resources
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement dated March 27, 2020, between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Credit Agreement”). The Credit Agreement, which allows the Company to borrow up to $130.0 million, matures on March 26, 2021 with an optional 60-day extension, subject to certain conditions and payment of a 0.25% extension fee. The Credit Agreement bears interest at either the alternate base rate or LIBOR plus 2.00%, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds (i) to repay the outstanding balance of $16.8 million under the credit agreement between the Company and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent (the “Wells Fargo Credit Agreement”), (ii) to fully redeem and discharge $55.0 million in aggregate principal amount of the unsecured 5.50% senior notes due June 2020 (the “Unsecured Senior Notes”) and pay related interest and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with the repayment of the outstanding balance. On April 29, 2020, the Company borrowed an additional $35.0 million under the Credit Agreement, which is the remaining portion of availability, providing the Company with greater financial flexibility. As of June 30, 2020, the Company’s total debt obligations under the Credit Agreement were $130.0 million in the aggregate, and its cash and cash equivalents were $32.5 million. See Item 1. Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information. These amounts reflect a net positive cash impact from customer prepayments of $12.1 million.
As discussed further in Item 1. Note 6. Debt, included in Part I, Item 1. Financial Statements, the Credit Agreement includes financial covenants which were effective for the Company beginning with the six months ended June 30, 2020. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Credit Agreement. For the six months ended June 30, 2020, the Company did not meet the defined minimum EBITDA requirement. A breach of the financial covenants under the Credit Agreement constitutes an event of default and, if not cured or waived, could result in the obligations under the Credit Agreement being accelerated. The Company is currently in discussion with Standard Chartered in connection with the financial covenant breach.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, obtain a cure or waiver in connection with the financial covenant breach, and maintain compliance with the covenants and other requirements under the Credit Agreement in the future. Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the Credit Agreement by the March 26, 2021 maturity date. Management currently plans to seek additional liquidity from its current or other lenders before March 26, 2021. There can be no assurance that the Company will be able to obtain a cure or waiver of its financial covenant violations or successfully complete a refinancing on acceptable terms or repay this outstanding indebtedness when required or if at all.

Additionally, in early 2020, the global economy experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices have declined considerably since the end of 2019. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and low rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges. Moreover, the full impact of the COVID-19 pandemic on the Company’s operations and liquidity continues to evolve.
Due to uncertainties surrounding the Company’s future ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, obtain a cure or waiver in connection with the financial covenant breach, and maintain compliance with the covenants and other requirements under the Credit Agreement in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
Off-Balance Sheet Arrangements
At June 30, 2020, the Company had seven outstanding letters of credit totaling $3.0 million. See Item 1. Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2019 Annual Report on Form 10-K (the “2019 Annual Report”). During the six months ended June 30, 2020, there were no significant changes in the application of critical accounting policies.
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
The Company’s management, with the participation of its Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed under “Item 9A - Controls and Procedures” in the 2019 Annual Report, the Company’s management concluded that its internal control over financial reporting was not effective based on the material weaknesses identified. Management is committed to the continued implementation of remediation efforts to address the material weaknesses. The remediation efforts summarized below, which have been or will be implemented, are intended both to address the identified material weaknesses and to enhance the Company’s overall internal control environment.
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
Policies and Procedures:

▪	The Company has issued a revised delegation of authority policy that appoints tiered approvers based upon risk and materiality of the transaction.

▪
The Company has identified a central repository to maintain all the Company’s policies, is providing training to users and is developing a framework to establish responsibility and accountability for executing and monitoring policies and procedures.

▪	The Company has drafted and is in the process of finalizing critical accounting, IT and record retention policies.

▪
The Company continues to create a culture of continuous improvement and design a framework for management to proactively and openly self-identify, document, reassess, report, and remediate policies, procedures, and control issues.

Segregation of Duties:

▪	The Company is establishing standards governing the segregation of incompatible duties across the organization.

▪
The Company is designing various accounting processes and application and system controls to adequately segregate job responsibilities and system access throughout the organization and to implement applicable mitigating internal controls.

▪
The Company completed a technical upgrade to its Enterprise Resource Planning System (“ERP System”) and is redesigning system access roles across the Company to improve the segregation of incompatible duties.

Control Activities
As part of the overall remediation plan, the Company is designing and implementing review and approval controls over data utilized in various accounting processes. These controls will address the accuracy, timely recording and completeness of data used in the determination of significant accounting estimates, reserves, and valuations as well as impacted presentation and disclosures in accordance with U.S. GAAP.
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
Capitalization:
The Company is designing and implementing policies, procedures, and controls over capitalization, including, but not limited to, the capitalization of costs incurred on capital asset projects and accounting treatment for research and development activities.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
See Note 6. Debt, included in Part I, Item 1. Financial Statements, for a discussion of the Company’s default under the Credit Agreement, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Consulting Agreement and Release, dated as of July 20, 2020 between the Company and Charles F. Avery, Jr.	8-K	10.1	07/24/2020	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.

*	Filed with this Report.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 2020.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Donald P. Klein
Name:	Donald P. Klein
Title:	Interim Chief Financial Officer (Principal Financial Officer)