Form 10-Q
period 2020-09-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2020-11-16
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒
As of November 9, 2020, there were 22,891,345 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); management’s ability to successfully implement the Audit Committee’s remedial recommendations; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenue; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC and the criminal division of the United States Attorney’s Office for the Northern District of Illinois (the “USAO”), which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; any delays and challenges in recruiting key employees consistent with the Company’s plans; risks related to complying with the terms and conditions of the settlements with the SEC and USAO; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the impact the recent outbreak of a new strain of coronavirus (“COVID-19 outbreak”) could have on the Company’s business and financial results; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except par values)	As of September 30, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$26,727	$3
Restricted cash	3,299	—
Accounts receivable, net of allowances of $3,058 and $3,561 as of September 30, 2020 and December 31, 2019, respectively	52,379	104,515
Income tax receivable	3,716	1,055
Inventories, net	128,827	108,839
Prepaid expenses and other current assets	15,030	8,110
Total current assets	229,978	222,522
Property, plant and equipment, net	21,116	23,194
Intangible assets, net	11,082	13,372
Goodwill	29,835	29,835
Other noncurrent assets	22,042	24,749
TOTAL ASSETS	$314,053	$313,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,237	$75,835
Current maturities of long-term debt	288	195
Revolving line of credit	130,000	39,527
Other accrued liabilities	83,049	66,030
Total current liabilities	258,574	181,587
Deferred income taxes	839	1,105
Long-term debt, net of current maturities	754	55,657
Noncurrent contract liabilities	10,009	17,998
Other noncurrent liabilities	34,841	28,828
TOTAL LIABILITIES	$305,017	$285,175

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 and 23,117 shares issued; 22,886 and 22,857 shares outstanding at September 30, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	157,138	156,727
Accumulated deficit	(146,832)	(126,912)
Treasury stock, at cost, 231 and 260 shares at September 30, 2020 and December 31, 2019, respectively	(1,293)	(1,341)
TOTAL STOCKHOLDERS’ EQUITY	9,036	28,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,053	$313,672
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$114,450	$138,512	$312,603	$392,983
Cost of sales	96,281	111,640	272,943	322,793
Gross profit	18,169	26,872	39,660	70,190
Operating expenses:
Research, development and engineering expenses	6,555	6,366	19,121	18,695
Selling, general and administrative expenses	11,964	11,461	38,434	41,476
Amortization of intangible assets	763	910	2,290	2,729
Total operating expenses	19,282	18,737	59,845	62,900
Operating (loss) income	(1,113)	8,135	(20,185)	7,290
Other expense:
Interest expense	1,510	1,921	4,211	6,156
Loss from change in value of warrants	—	—	—	1,352
Loss on extinguishment of debt	—	—	497	—
Other income, net	(947)	(25)	(1,202)	(526)
Total other expense	563	1,896	3,506	6,982
(Loss) income before income taxes	(1,676)	6,239	(23,691)	308
Income tax (benefit) expense	(210)	483	(3,771)	136
Net (loss) income	$(1,466)	$5,756	$(19,920)	$172

Weighted-average common shares outstanding:
Basic	22,881	22,849	22,866	21,064
Diluted	22,881	22,876	22,866	21,088
(Loss) earnings per common share:
Basic	$(0.06)	$0.25	$(0.87)	$0.01
Diluted	$(0.06)	$0.25	$(0.87)	$0.01
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2020	$23	$157,052	$(145,366)	$(1,354)	$10,355
Net loss	—	—	(1,466)	—	(1,466)
Stock-based compensation expense	—	94	—	71	165
Common stock issued for stock-based awards, net	—	(8)	—	(10)	(18)
Balance at September 30, 2020	$23	$157,138	$(146,832)	$(1,293)	$9,036

Balance at June 30, 2019	$23	$158,530	$(140,744)	$(3,418)	$14,391
Net income	—	—	5,756	—	5,756
Stock-based compensation expense	—	173	—	—	173
Common stock issued for stock-based awards, net	—	(2,123)	—	2,080	(43)
Balance at September 30, 2019	$23	$156,580	$(134,988)	$(1,338)	$20,277

(in thousands)	For the Nine Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2019	$23	$156,727	$(126,912)	$(1,341)	$28,497
Net loss	—	—	(19,920)	—	(19,920)
Stock-based compensation expense	—	411	—	71	482
Common stock issued for stock-based awards, net	—	—	—	(23)	(23)
Balance at September 30, 2020	$23	$157,138	$(146,832)	$(1,293)	$9,036

Balance at December 31, 2018	$19	$119,724	$(135,160)	$(3,161)	$(18,578)
Net income	—	—	172	—	172
Stock-based compensation expense	—	1,101	—	—	1,101
Common stock issued for stock-based awards, net	—	(2,309)	—	1,823	(486)
Exercise of Weichai Warrant	4	38,064	—	—	38,068
Balance at September 30, 2019	$23	$156,580	$(134,988)	$(1,338)	$20,277
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Nine Months Ended September 30,
	2020	2019
Cash (used in) provided by operating activities
Net (loss) income	$(19,920)	$172
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of intangible assets	2,290	2,729
Depreciation	3,922	3,875
Change in value of warrants	—	1,352
Stock-based compensation expense	482	1,101
Amortization of financing fees	1,102	545
Deferred income taxes	(265)	(30)
Loss on extinguishment of debt	497	—
Other adjustments, net	(260)	193
Changes in operating assets and liabilities:
Accounts receivable, net	52,083	9,213
Inventory, net	(20,842)	(9,613)
Prepaid expenses and other assets	(5,362)	6,897
Accounts payable	(30,482)	379
Accrued expenses	16,572	6,262
Other noncurrent liabilities	(2,100)	(3,953)
Net cash (used in) provided by operating activities	(2,283)	19,122
Cash used in investing activities
Capital expenditures	(1,991)	(2,048)
Proceeds from corporate-owned life insurance	930	—
Other investing activities, net	7	13
Net cash used in investing activities	(1,054)	(2,035)
Cash provided by (used in) financing activities
Repayments of long-term debt and lease liabilities	(55,200)	(136)
Proceeds from revolving line of credit	180,298	394,631
Repayments of revolving line of credit	(89,826)	(412,488)
Payments of deferred financing costs	(1,970)	(375)
Proceeds from Weichai Warrant exercise	—	1,616
Other financing activities, net	58	(388)
Net cash provided by (used in) financing activities	33,360	(17,140)
Net increase (decrease) in cash, cash equivalents, and restricted cash	30,023	(53)
Cash, cash equivalents, and restricted cash at beginning of the period	3	54
Cash, cash equivalents, and restricted cash at end of the period	$30,026	$1

(in thousands)	As of September 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$26,727	$1
Restricted cash	3,299	—
Total cash, cash equivalents, and restricted cash	$30,026	$1
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
Stock Ownership and Control
Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”), currently owns a majority of the outstanding shares of the Company’s Common Stock. As a result, Weichai is able to exercise control over Company matters including those requiring stockholders’ approval, including the election of the directors, amendments to the Company’s Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company and could deter or prevent actions that may be favored by other stockholders.
Weichai currently has three representatives on the Company’s Board of Directors (the “Board”). Under the Investor Rights Agreement (the “Rights Agreement”) between Weichai and the Company, since Weichai became the majority owner of the Company’s outstanding shares of Common Stock, the Company became required to appoint to the Board an additional individual designated by Weichai, or such additional number of individuals so that Weichai designees constitute the majority of the directors serving on the Board. As of the date of this filing, Weichai has nominated an additional representative to stand for election to the Board at the Company’s upcoming Annual Meeting of Stockholders on December 15, 2020. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Stock Market (“NASDAQ”) Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e).
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

The Credit Agreement includes financial covenants which were effective for the Company beginning with the six months ended June 30, 2020. The financial covenants include an interest coverage ratio and a minimum threshold for earnings before interest, taxes, depreciation and amortization (“EBITDA”) as further defined in the Credit Agreement. For the six months ended June 30, 2020 and the nine months ended September 30, 2020, the Company did not meet the defined minimum EBITDA requirement. A breach of the financial covenants under the Credit Agreement constitutes an event of default and, if not cured or waived, could result in the obligations under the Credit Agreement being accelerated. Accordingly, the Company is currently in discussions with Standard Chartered to seek appropriate waivers and amendments to cure its financial covenant breach and amend its financial covenants.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, obtain a waiver or satisfactory amendment in connection with the financial covenant breach, and maintain compliance with the covenants and other requirements under the Credit Agreement in the future. Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the Credit Agreement by March 26, 2021. Management plans to seek an extension and/or replacement of the Credit Agreement or additional liquidity from its current or other lenders before March 26, 2021. There can be no assurance that the Company’s management will be able to obtain waivers or satisfactory amendments to its financial covenants or successfully complete an extension of the Credit Agreement or obtain new financing on acceptable terms when required or if at all. The consolidated financial statements included in this Quarterly Report do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
Furthermore, if the Company cannot raise capital on acceptable terms, it may not, among other things, be able to do the following:
•continue to expand the Company’s research and product investments and sales and marketing organization;
•continue to fund and expand operations both organically and through acquisitions; and
•respond to competitive pressures or unanticipated working capital requirements.
Additionally, as discussed further below, in January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a global pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The potential impact of future disruptions to the Company, continued economic uncertainty, and continued depressed crude oil prices and low rig count levels may have a material adverse impact on the results of operations, financial position, and liquidity of the Company.
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
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, obtaining a cure or waiver in connection with the financial covenant breach, maintaining compliance with the covenants and other requirements under the Credit Agreement in the future, and extending, refinancing or repaying the indebtedness outstanding under the Credit Agreement.
Recent COVID-19 Outbreak and Oil and Gas Market Price Volatility
As a result of the COVID-19 pandemic, the global economy has experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices have declined considerably as compared to prices at the end of 2019. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the Company has seen a decline in orders and lower volumes compared to the prior year. The potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and low rig count levels may have a significant adverse impact on the timing of delivery of customer orders and the levels of future customer orders. Accordingly, these adverse impacts may significantly impact the Company’s future results of operations, financial position, and liquidity.
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
The Company has initiated certain contingency actions as a result of the significant negative impacts of these factors. During the nine months ended September 30, 2020, the Company has taken actions to continue to improve its manufacturing operations which includes making reductions in its production facility workforce to align with current volume trends. In addition, the Company implemented various temporary cost reduction measures, including reduced pay for salaried employees, suspension of the 401(k) match program, and deferred spending on certain R&D programs, among others. The measures with regard to pay for employees and the Company’s 401(k) plan match will run through December 31, 2020. The Company plans to reinstate full pay for employees and 401(k) matching effective January 1, 2021. The Company continues to review operating expenses as part of the contingency planning process.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the three and nine months ended September 30, 2020, which contains unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019.
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
Immaterial Revision to Prior Period Financial Statements
During the third quarter of 2020, the Company determined that, in certain prior periods, treasury stock had not been relieved at the appropriate share prices when restricted shares were issued under the Company’s incentive compensation plan (refer to Item 8. Note 13. Stock-Based Compensation in the 2019 Annual Report for further discussion of the Company’s incentive compensation plan). The Company assessed the materiality of the issue considering both qualitative and quantitative factors and determined the adjustments were immaterial. The Company has decided to correct the prior year presentation to provide comparability to the 2020 financial statements. The adjustments had no impact on total assets, total liabilities or total stockholders’ equity, the Consolidated Statements of Operations, or the Consolidated Statements of Cash Flows.

Consolidated Balance Sheet
The effects of the adjustments on the line items within the Company’s Consolidated Balance Sheet at December 31, 2019 are as follows:

(in thousands)	December 31, 2019 (As Previously Reported)	Adjustment	December 31, 2019 (As Revised)
Additional paid-in capital	$165,527	$(8,800)	$156,727
Treasury stock	$(10,141)	$8,800	$(1,341)
Consolidated Statements of Stockholders’ Equity (unaudited)
The effects of the adjustments on the line items within the Company’s Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2019 are as follows:

(in thousands)	Additional Paid-in Capital			Treasury Stock
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Year ended December 31, 2019
Balance at December 31, 2018	$126,412	$(6,688)	$119,724	$(9,849)	$6,688	$(3,161)
Stock-based compensation expense *	1,540	(2,112)	(572)	(292)	2,112	1,820
Balance at December 31, 2019	$165,527	$(8,800)	$156,727	$(10,141)	$8,800	$(1,341)
*There was no impact to total stock-based compensation expense as a result of the adjustment.

The effects of the adjustments on the line items within the Company’s Consolidated Statement of Stockholders’ Equity (unaudited) for the three month periods ended June 30, 2020, March 31, 2020, and September 30, 2019, the six month period ended June 30, 2020, and the nine month period ended September 30, 2019, respectively, are as follows:

(in thousands)	Additional Paid-in Capital			Treasury Stock
	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Three months ended June 30, 2020 (unaudited)
Balance at March 31, 2020	$165,691	$(8,800)	$156,891	$(10,149)	$8,800	$(1,349)
Balance at June 30, 2020	$165,852	$(8,800)	$157,052	$(10,154)	$8,800	$(1,354)

Three months ended March 31, 2020 (unaudited)
Balance at December 31, 2019	$165,527	$(8,800)	$156,727	$(10,141)	$8,800	$(1,341)
Balance at March 31, 2020	$165,691	$(8,800)	$156,891	$(10,149)	$8,800	$(1,349)

Three months ended September 30, 2019 (unaudited)
Balance at June 30, 2019	$165,437	$(6,907)	$158,530	$(10,325)	$6,907	$(3,418)
Stock-based compensation expense *	(14)	(1,893)	(1,907)	187	1,893	2,080
Balance at September 30, 2019	$165,380	$(8,800)	$156,580	$(10,138)	$8,800	$(1,338)

Six months ended June 30, 2020 (unaudited)
Balance at December 31, 2019	$165,527	$(8,800)	$156,727	$(10,141)	$8,800	$(1,341)
Balance at June 30, 2020	$165,852	$(8,800)	$157,052	$(10,154)	$8,800	$(1,354)

Nine months ended September 30, 2019 (unaudited)
Balance at December 31, 2018	$126,412	$(6,688)	$119,724	$(9,849)	$6,688	$(3,161)
Stock-based compensation expense *	1,390	(2,112)	(722)	(289)	2,112	1,823
Balance at September 30, 2019	$165,380	$(8,800)	$156,580	$(10,138)	$8,800	$(1,338)
*There was no impact to total stock-based compensation expense as a result of the adjustment.
Reclassifications
Certain amounts presented in the prior-period Consolidated Statements of Stockholders’ Equity have been reclassified between Stock-based compensation expense and Common stock issued for stock-based awards, net to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported total stockholders’ equity, the Consolidated Balance Sheet, Consolidated Statements of Operations or Consolidated statements of Cash Flow.
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Customer A	17%	15%	10%	12%
Customer B	11%	11%	14%	15%
Customer C	11%	**	11%	**
Customer D	**	11%	**	**
Customer E	**	11%	**	**

The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of September 30, 2020	As of December 31, 2019
Customer A	**	49%
Customer B	16%	**
Customer C	18%	**
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Supplier A	38%	29%	25%	20%
Supplier B	**	12%	**	12%
**Less than 10% of the total
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
Research and Development
Research and development (“R&D”) expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $6.2 million and $5.9 million for the three months ended September 30, 2020 and 2019, respectively. These costs were $18.2 million and $17.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Restricted Cash
In April 2020, the Company entered into the Credit Agreement with Standard Chartered and extinguished the prior credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) as discussed further in Note 6. Debt. While the revolving credit facility with Wells Fargo was extinguished, Wells Fargo continues to perform other services for the Company including issuing letters of credit. Wells Fargo required the Company to have cash collateral to support the letters of credit and other services provided. As discussed in Note 9. Commitments and Contingencies, the Company had outstanding letters of credit of $2.8 million and restricted cash of $3.3 million at September 30, 2020.
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

Inventories consisted of the following:

(in thousands) Inventories	As of September 30, 2020	As of December 31, 2019
Raw materials	$104,286	$90,677
Work in process	5,014	2,007
Finished goods	22,751	19,119
Total inventories	132,051	111,803
Inventory allowance	(3,224)	(2,964)
Inventories, net	$128,827	$108,839
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Nine Months Ended September 30,
Inventory Allowance	2020	2019
Balance at beginning of period	$2,964	$5,730
Charged to expense	1,272	560
Write-offs	(1,012)	(2,027)
Balance at end of period	$3,224	$4,263
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of September 30, 2020	As of December 31, 2019
Accrued product warranty	$16,210	$17,142
Litigation reserves *	2,535	5,020
Contract liabilities	52,502	26,898
Accrued compensation and benefits	1,978	6,599
Operating lease liabilities	3,802	3,789
Accrued interest expense	917	1,087
Other	5,105	5,495
Total	$83,049	$66,030
*As of September 30, 2020 litigation reserves primarily consisted of reserves related to the settlement of the SEC and USAO investigations that were resolved in September 2020 and other matters. As of December 31, 2019, litigation reserves primarily consisted of reserves related to the settlement of the SEC and USAO investigations and the Federal Derivative Litigation. The Company concluded that insurance recovery was probable related to $0.2 million and $1.9 million of the litigation reserves as of September 30, 2020 and December 31, 2019, respectively, and recognized full recovery of the reserved amounts in Prepaid expenses and other current assets. See Note 9. Commitments and Contingencies for additional information.
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

Accrued product warranty activities are presented below:

(in thousands)	For the Nine Months Ended September 30,
Accrued Product Warranty	2020	2019
Balance at beginning of period	$25,501	$23,102
Current year provision *	13,949	7,706
Changes in estimates for preexisting warranties **	8,756	2,730
Payments made during the period	(15,357)	(7,244)
Balance at end of period	32,849	26,294
Less: Current portion	16,210	14,677
Noncurrent accrued product warranty	$16,639	$11,617
*Warranty costs, net of supplier recoveries, were $18.2 million and $7.4 million for the nine months ended September 30, 2020 and 2019, respectively. Supplier recoveries were $4.6 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively.
**Change in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. The Company’s warranty liability is generally affected by failure rates, repair costs and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. The Company recorded a benefit for changes in estimates of preexisting warranties of $1.2 million, or $0.05 per diluted share, for the three months ended September 30, 2020, and charges of $8.8 million, or $0.38 per diluted share, for the nine months ended September 30, 2020. The Company recorded charges for changes in estimates of preexisting warranties of $2.7 million, or $0.13 per diluted share, for the nine months ended September 30, 2019.
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

Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
End Market	2020	2019	2020	2019
Energy	$33,813	$64,331	$113,546	$162,224
Industrial	29,843	37,020	97,437	142,267
Transportation	50,794	37,161	101,620	88,492
Total	$114,450	$138,512	$312,603	$392,983
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Geographic Area	2020	2019	2020	2019
North America	$104,840	$125,971	$281,339	$343,593
Pacific Rim	5,466	6,744	18,215	30,173
Europe	2,395	4,329	7,630	12,712
Other	1,749	1,468	5,419	6,505
Total	$114,450	$138,512	$312,603	$392,983
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

(in thousands)	As of September 30, 2020	As of December 31, 2019
Short-term contract assets (included in Prepaid expenses and other current assets)	$8,601	$694
Short-term contract liabilities (included in Other accrued liabilities)	(52,502)	(26,898)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(10,009)	(17,998)
Net contract liabilities	$(53,910)	$(44,202)
During the nine months ended September 30, 2020 and 2019, the Company recognized $18.4 million and $4.1 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2019 and 2018, respectively. The increase in the contract asset during the nine months ended September 30, 2020 is related to performance completed and revenue recognized under certain contracts for which the Company’s right to consideration is conditional at the end of the period. The increase in the contract liabilities during the nine months ended September 30, 2020 is primarily related to prepayments for certain engines by a customer under a long-term supply agreement.
Remaining Performance Obligations
For performance obligations that extend beyond one year, the Company had $62.1 million of remaining performance obligations as of September 30, 2020 which primarily relates to prepayments for certain engines by a customer under a long-term supply agreement. The Company expects to recognize revenue related to these remaining performance obligations of approximately $14.8 million in the remainder of 2020, $44.5 million in 2021, $0.7 million in 2022, $0.9 million in 2023, $0.8 million in 2024 and $0.4 million in 2025 and beyond.

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
The Weichai Warrant was a freestanding derivative financial instrument that was not indexed solely to the Company’s Common Stock due to the Weichai Warrant exercise terms. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company’s Common Stock, as of such date. The exercise proceeds for the warrants of $1.6 million were based on 50% of the VWAP during the 20 consecutive trading day period preceding April 23, 2019 and the $15.0 million reduction in the exercise price described above. Changes in value of the Weichai Warrant, including the impact of the exercise, resulted in a loss of $1.4 million reported in Loss from change in value of warrants in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2019.
Weichai Collaboration Arrangement and Related Party Transactions
The Company and Weichai executed a strategic collaboration agreement (the “Collaboration Agreement”) in March 2017, in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experiences, expertise and resources. Among other things, the Collaboration Agreement established a joint steering committee, permitted Weichai to second a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations, related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement provided for the steering committee to create various sub-committees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement had a term of three years that was set to expire in March 2020. On March 26, 2020, the Collaboration Agreement was extended for an additional term of three years.
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred, and revenue generated from third parties are recorded on a gross basis in the financial statements. For the three and nine months ended September 30, 2020 and 2019, the Company’s sales to Weichai were immaterial in all periods. Purchases of inventory from Weichai were $4.1 million and $16.3 million for the three and nine months ended September 30, 2020, respectively. Purchases of inventory from Weichai were $0.6 million and $1.5 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company had immaterial receivables from Weichai and outstanding payables to Weichai of $6.6 million and $5.9 million, respectively.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Property, Plant and Equipment
Leasehold improvements	$6,820	$6,745
Machinery and equipment	42,857	41,243
Construction in progress	1,543	1,679
Total property, plant and equipment, at cost	51,220	49,667
Accumulated depreciation	(30,104)	(26,473)
Property, plant and equipment, net	$21,116	$23,194

Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both September 30, 2020 and December 31, 2019 was $29.8 million. Accumulated impairment losses at both September 30, 2020 and December 31, 2019 were $11.6 million.
See Note 1. Summary of Significant Accounting Policies and Other Information for additional discussion of the Company’s impairment considerations related to the impacts of the COVID-19 pandemic and the oil and gas market price volatility.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of September 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(24,397)	$10,543
Developed technology	700	(639)	61
Trade names and trademarks	1,700	(1,222)	478
Total	$37,340	$(26,258)	$11,082

(in thousands)	As of December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(22,236)	$12,704
Developed technology	700	(605)	95
Trade names and trademarks	1,700	(1,127)	573
Total	$37,340	$(23,968)	$13,372
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Short-term financing:
Revolving credit facility	$130,000	$39,527

Long-term debt:
Unsecured senior notes	$—	$55,000
Finance leases and other debt	1,042	1,087
Unamortized debt issuance costs	—	(235)
Total long-term debt and finance leases	1,042	55,852
Less: Current maturities of long-term debt and finance leases	288	195
Long-term debt	$754	$55,657
*Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs related to the revolving credit facility were $1.0 million as of September 30, 2020.
Credit Agreement
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement, dated as of March 27, 2020, by and between the Company and Standard Chartered as administrative agent. The Credit Agreement allows the Company to borrow up to $130.0 million and matures on March 26, 2021 with an optional 60-day extension, subject to certain conditions and payment of a 0.25% extension fee. Borrowings under the Credit Agreement bear interest at either the base rate as defined in the Credit Agreement or the London Interbank Offered Rate (“LIBOR”) plus 2.00% per annum, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds (i) to repay the outstanding balance of $16.8 million on the revolving credit agreement between the Company and Wells Fargo Bank, N.A. (the “Wells Fargo Credit Agreement”), (ii) to fully redeem and discharge $55.0 million in aggregate outstanding principal amount of its unsecured notes due June 2020 (the “Unsecured Senior Notes”) and pay related interest, and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with repayment of the outstanding balance. The Company recognized a loss on the extinguishment of the Wells Fargo Credit Agreement and the Unsecured Senior Notes of $0.5 million related to premiums to early retire the Unsecured Senior Notes and unamortized debt issuance costs. The Company deferred debt issuance costs related to the closing of the Credit Agreement of $2.0 million. On April 29, 2020, the Company borrowed an additional $35.0 million under the Credit Agreement, which was the remaining portion of availability, providing the Company with greater financial flexibility.
As discussed above, the Credit Agreement includes financial covenants which were effective for the Company beginning with the six months ended June 30, 2020. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Credit Agreement. For the six months ended June 30, 2020 and the nine months ended September 30, 2020, the Company did not meet the defined minimum EBITDA requirement. A breach of the financial covenants under the Credit Agreement constitutes an event of default and, if not cured or waived, could result in the obligations under the Credit Agreement being accelerated. The Company is currently in discussion with Standard Chartered in connection with the financial covenant breach. See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.
Note 7.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between December 2020 and August 2034. For the three and nine months ended September 30, 2020, the Company recorded lease expense of $1.4 million and $4.9 million within Cost of sales, $0.4 million and $0.5 million within Research, development, and engineering expenses, $0.1 million and $0.2 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations, respectively. For the three and nine months ended September 30, 2019, the Company recorded lease expense of $1.6 million and $5.2 million within Cost of sales, $0.3 million and $0.5 million within Research, development and engineering expenses, $0.1 million and $0.2 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations, respectively.
The following table summarizes the components of lease expense:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,394	$1,386	$4,141	$4,193
Finance lease cost
Amortization of right-of-use (“ROU”) asset	52	50	156	119
Interest expense	12	14	37	35
Short-term lease cost	105	177	322	453
Variable lease cost	363	390	1,160	1,156
Total lease cost	$1,926	$2,017	$5,816	$5,956
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$4,105	$3,816
Operating cash flows paid for interest portion of finance leases	37	36
Financing cash flows paid for principal portion of finance leases	145	106
Right-of-use assets obtained in exchange for lease obligations
Operating leases	299	280
Finance leases	11	517

As of September 30, 2020 and December 31, 2019, the weighted-average remaining lease term was 6.3 years and 6.7 years for operating leases and 4.0 years and 4.5 years for finance leases, respectively. The weighted-average discount rate was 7.2% for operating leases as of both September 30, 2020 and December 31, 2019 and 6.7% and 6.8% for finance leases as of September 30, 2020 and December 31, 2019, respectively.
The following table presents supplemental balance sheet information related to leases:

(in thousands)	September 30, 2020	December 31, 2019
Operating lease ROU assets, net [1]	$18,083	$20,677

Operating lease liabilities, current [2]	3,802	3,789
Operating lease liabilities, non-current [3]	15,114	17,679
Total operating lease liabilities	$18,916	$21,468

Finance lease ROU assets, net [1]	$617	$777

Finance lease liabilities, current [2]	197	195
Finance lease liabilities, non-current [3]	464	617
Total finance lease liabilities	$661	$812
1.Included in Other noncurrent assets for operating leases and Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.
2.Included in Other accrued liabilities for operating leases and Current maturities of long-term debt for finance leases on the Consolidated Balance Sheets.
3.Included in Other noncurrent liabilities for operating leases and Long-term debt, net of current maturities for finance leases on the Consolidated Balance Sheets.
The following table presents maturity analysis of lease liabilities as of September 30, 2020:

(in thousands)	Operating Leases	Finance Leases
Three months ending December 31, 2020	$1,300	$61
Year ending December 31, 2021	4,948	245
Year ending December 31, 2022	4,788	177
Year ending December 31, 2023	3,283	103
Year ending December 31, 2024	1,813	84
Thereafter	7,399	83
Total undiscounted lease payments	23,531	753
Less: imputed interest	4,615	92
Total lease liabilities	$18,916	$661
Note 8.    Fair Value of Financial Instruments
For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. Observable inputs are developed based on market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about valuation based on the best information available in the circumstances. Depending on the inputs, the Company classifies each fair-value measurement as follows:
•Level 1 – based on quoted prices in active markets for identical assets or liabilities;
•Level 2 – based on other significant observable inputs for the assets or liabilities through corroborations with market data at the measurement date; and
•Level 3 – based on significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

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

(in thousands)	As of September 30, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—

(in thousands)	As of December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$39,527	$—	$39,527	$—
Unsecured Senior Notes	54,765	—	—	54,600
Financial Instruments Measured at Fair Value
Warrants
The following table summarizes changes in the estimated fair value of the Company’s warrant liability:

(in thousands)	For the Nine Months Ended September 30, 2019
Balance at beginning of period	$35,100
Change in value of warrants *	1,352
Settlement of warrants	(36,452)
Balance at end of period	$—
*The change in value of the warrant liability is presented as Loss from change in value of warrants in the Company’s Consolidated Statements of Operations.
Note 9.    Commitments and Contingencies
Legal Contingencies
The legal matters discussed below and others could result in losses, including damages, fines, civil penalties and criminal charges, which could be substantial. The Company records accruals for these contingencies to the extent the Company concludes that a loss is both probable and reasonably estimable. Regarding the matters disclosed below, unless otherwise disclosed, the Company has determined that liabilities associated with these legal matters are reasonably possible; however, unless otherwise stated, the possible loss or range of possible loss cannot be reasonably estimated. Given the nature of the litigation and investigations and the complexities involved, the Company is unable to reasonably estimate a possible loss for all such matters until the Company knows, among other factors, the following:
•what claims, if any, will survive dispositive motion practice;
•the extent of the claims, particularly when damages are not specified or are indeterminate;
•how the discovery process will affect the litigation;
•the settlement posture of the other parties to the litigation; and
•any other factors that may have a material effect on the litigation or investigation.
However, the Company could incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on the Company’s results of operations in the period in which the amounts are accrued and/or liquidity in the period in which the amounts are paid.

Securities and Exchange Commission and United States Attorney’s Office for the Northern District of Illinois Investigations
In August 2016, the Chicago Regional Office of the SEC commenced an investigation focused on, among other things, the Company’s financial reporting, misapplication of U.S. GAAP, revenue recognition practices and related conduct, which resulted in the accounting errors giving rise to the financial restatements reported in prior SEC filings. In 2016, the United States Attorney's Office for the Northern District of Illinois (the “USAO”) began conducting a parallel investigation regarding these matters. In September 2020, the Company entered into agreements with the SEC and USAO to resolve the investigations into the Company’s past revenue recognition practices. As part of this resolution, the Company made a payment of $1.7 million as a civil penalty to the SEC in October 2020. Furthermore, under the settled administrative order with the SEC, the Company is committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses identified in its 2017 Form 10-K filed in May 2019 by April 30, 2021 unless an extension is provided by the SEC. The Company also entered into a Non-Prosecution Agreement (the “NPA”) with the USAO, which contains no further monetary penalty and provides that the USAO will not charge the Company with a crime, provided that the Company complies with the provisions of the NPA, including making enhancements to its corporate compliance program. The Company also will continue to fully cooperate with the SEC and USAO pursuant to these agreements. With these agreements, the investigations into the Company by the SEC and USAO have concluded. The Company had accrued the $1.7 million penalty in Other accrued liabilities in the first quarter of 2019.
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
In July 2018, the plaintiffs in the consolidated Dorvit and Martin Actions filed an amended consolidated complaint (the “Second Amended Complaint”) against certain of the Company’s current and former officers and directors, who are indemnified by the Company as to their legal fees and defense costs. The Second Amended Complaint asserts claims for breach of fiduciary duty, unjust enrichment, corporate waste and failure to hold an annual stockholders’ meeting, and it seeks an unspecified amount of damages, an order compelling the Company to hold an annual stockholders’ meeting and an award of costs, including reasonable attorneys’ fees and expenses. In April 2019, the parties reached an agreement in principle to settle the litigation for approximately $1.9 million (“Settlement Amount”), half of which will be used to pay certain defense costs on behalf of the Company, and the remaining half of which the plaintiffs sought as an award of their attorneys’ fees and expenses in connection with the benefit conferred by the settlement. The settlement was approved by the court in August 2019 over two objections, including from the plaintiffs in the McClenney Action (defined below). Plaintiffs in the McClenney Action appealed the court’s order approving the settlement. In February 2020, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court’s approval of the settlement. The deadline for the plaintiffs in the McClenney Action to seek further review in the U.S. Supreme Court elapsed in July 2020 and the settlement is a final judgement. The Company’s insurers made a payment of half of the Settlement Amount in September 2019 toward the fulfillment of the plaintiff’s award of attorneys’ fees and expenses, and the insurer allocated the remaining half of the Settlement Amount toward the payment of certain defense costs consistent with the terms of the settlement. The Company had accrued for the settlement in Other accrued liabilities and for the full insurance recovery of the Settlement Amount in Prepaid expenses and other current assets as of December 31, 2019.
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
Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge, and scheduling is in progress. At this time, the Company is unable to predict the outcome of this matter or meaningfully quantify how the final resolution of this matter may impact its results of operations, financial condition or cash flows.
Elton Evans v. the Company
In September 2020, a claim was filed against the Company in the Circuit Court of DuPage County, Illinois. The claim asserts an individual violation of the Illinois BIPA similar to the claims made in the Jerome Treadwell v. the Company matter discussed above. The Company’s responsive pleading is currently due on November 16, 2020. At this time, the Company is unable to predict the outcome of this matter or meaningfully quantify how the final resolution of this matter may impact its results of operations, financial condition or cash flows.
Don Wilkins v. the Company
In April 2017, Don Wilkins, former VP of Advanced Product Development for the Company, filed a two-count complaint alleging breach of contract by the Company and violation of the Illinois Wage Payment and Collections Act (“IWPCA”) by the Company and its former CEO, Gary Winemaster (the “Wilkins Complaint”). The Wilkins Complaint claims the Company did not have cause to terminate Mr. Wilkins’ Employment and Confidentiality Agreement (the “Wilkins Agreement”), executed January 6, 2012, and that the Company and Mr. Winemaster violated the IWPCA by failing to pay him accrued but unpaid vacation and earned commissions. The Wilkins Complaint seeks damages including a $2.0 million bonus entitlement in the Wilkins Agreement, guaranteed annual salary to increase at 1.5 times the Consumer Price Index per year from the termination date to the end-date of the Wilkins Agreement, December 31, 2020, and 20,000 shares of restricted stock granted to him in 2013 with a vesting schedule through 2020. In June 2017, the Company and Mr. Winemaster answered the complaint and asserted numerous defenses. The Company also asserted counterclaims against Mr. Wilkins including violation of the Illinois Trade Secrets Act, breach of the Wilkins Agreement, breach of fiduciary duty, and spoliation. In January 2019, Wilkins voluntarily dismissed with prejudice his claims for unpaid commissions and vacation against the Company and Mr. Winemaster, subject to the parties’ confidential settlement agreement of those claims. In February 2020, the Company filed a motion for protective order to stay the litigation, which the court denied in April 2020. In May 2020, the parties reached an agreement to settle all remaining claims for a $1.1 million payment (“Wilkins Settlement Amount”) to Mr. Wilkins. The Company paid $0.9 million of the Wilkins Settlement Amount which was reserved as of the first quarter of 2019. The Company’s insurance provider contributed the remainder of the Wilkins Settlement Amount. In June 2020, the court dismissed the Wilkins Complaint with prejudice and with each party to bear their own costs and attorneys’ fees.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development

Agreement. The Company has disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast has subsequently clarified its claim for past royalties owed to be approximately $4.5 million. Arbitration is anticipated to occur in the Spring of 2021. At this time, the Company is unable to predict the outcome of this matter or meaningfully quantify how the final resolution of this matter may impact its results of operations, financial condition or cash flows.
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
Other Commitments
At September 30, 2020, the Company had six outstanding letters of credit totaling $2.8 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.3 million at September 30, 2020 related to these letters of credit.
The Company has arrangements with certain suppliers that require it to purchase minimum volumes or be subject to monetary penalties. As of September 30, 2020, if the Company were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $4.0 million. Most of these arrangements enable the Company to secure supplies of critical components. The Company does not currently anticipate any material penalties under these contracts; however, given the significant declines in oil prices in early 2020 and the impacts of the COVID-19 pandemic, the Company continues to monitor and evaluate the impact of potential future purchase volume reductions.
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
In March 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act modified net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, restored 100% bonus depreciation for qualified improvement property, increased the limit on the deduction for net interest expense and accelerated the time frame for refunds of alternative minimum tax (“AMT”) credits. The Company’s ability to elect bonus depreciation for the 2018 and 2019 tax years, carryback net operating losses to earlier years, and immediately refund AMT credits due to the enactment of the CARES Act resulted in a tax benefit of $2.2 million for the nine months ended September 30, 2020. There is no material impact to the Company’s deferred tax assets due to the full valuation allowance.
The effective tax rate for the three and nine months ended September 30, 2020 was 12.5% and 15.9%, respectively, compared to an effective tax rate for the three and nine months ended September 30, 2019 of 7.7% and 44.2%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For the three months ended September 30, 2020, the difference between the effective and statutory tax rates was primarily due to an adjustment to the impact of the CARES Act. For the nine months ended September 30, 2020, the difference between the effective and statutory tax rates was primarily due to the impact of the CARES Act, a change in the deferred tax liability related to an indefinite-lived intangible asset and the Company’s full valuation allowance. For the three and nine months ended September 30, 2019, the difference between the effective and statutory tax rates is primarily due to the Company’s full valuation allowance, the impact of the losses related to the Weichai Warrant (except the three months ended September 30, 2019, which was not impacted due to the April 2019 exercise of the Weichai Warrant) and an increase in the deferred tax liability related to indefinite-lived assets which cannot serve as a source of income for the realization of deferred tax assets and states that base tax on gross margin.
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of January 1, 2020	23,117	260	22,857
Net shares issued for Stock awards	—	(29)	29
Balance as of September 30, 2020	23,117	231	22,886
Note 12.    (Loss) Earnings Per Share
The Company computes basic (loss) earnings per share by dividing net (loss) income distributable to common shares by the weighted-average common shares outstanding during the period. Diluted (loss) earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted (loss) earnings per share for the three and nine months ended September 30, 2020 and 2019.
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
The computations of basic and diluted (loss) earnings per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(1,466)	$5,756	$(19,920)	$172

Denominator:
Shares used in computing net (loss) income per share:
Weighted-average common shares outstanding – basic	22,881	22,849	22,866	21,064
Effect of dilutive securities	—	27	—	24
Weighted-average common shares outstanding – diluted	22,881	22,876	22,866	21,088

(Loss) earnings per common share:
(Loss) earnings per share of common stock – basic	$(0.06)	$0.25	$(0.87)	$0.01
(Loss) earnings per share of common stock – diluted	$(0.06)	$0.25	$(0.87)	$0.01
The aggregate number of shares excluded from the diluted (loss) earnings per share calculations, because they would have been anti-dilutive, were 0.2 million shares for both the three and nine months ended September 30, 2020, respectively, and 0.2 million and 1.8 million shares during the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020 and 2019, SARs and RSAs were not included in the diluted (loss) earnings per share calculations as they would have been anti-dilutive (1) due to the losses reported in the Consolidated Statements of Operations or (2) the Company’s average stock price was less than the exercise price of the SARs or the grant price of the RSAs.
Note 13.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding transactions with Weichai.
Transactions with Joint Ventures
Doosan-PSI, LLC
In 2015, the Company and Doosan Infracore Co., Ltd. (“Doosan”), a subsidiary of Doosan Group, entered into an agreement to form Doosan-PSI, LLC. The Company invested $1.0 million to acquire 50% of the venture, which was formed to operate in the field of developing, designing, testing, manufacturing, assembling, branding, marketing, selling, distributing and providing support for industrial gas engines and all components and materials required for assembly of the gas engines to the global power generation market outside of North America and South Korea. In the fourth quarter of 2019, Doosan and the Company agreed to wind down and dissolve the joint venture. This is expected to be completed by the end of 2020.
Joint Venture Operating Results
The Company’s Consolidated Statements of Operations included income from this investment of less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. Income from this investment was $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
The COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad, and the related recent historic decline in oil demand. The Company has experienced a significant overall reduction in demand for its products which is, in large part, attributable to the impact of the COVID-19 pandemic. This reduction in demand has adversely impacted the Company’s financial results for the three and nine months ended September 30, 2020.
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
For the three months ended September 30, 2020, the Company’s net sales decreased $24.1 million, or 17%, from the three months ended September 30, 2019 to $114.5 million, the result of decreased sales across the energy and industrial end markets of $30.5 million and $7.2 million, respectively, partly offset by a $13.6 million increase in the transportation end market. Gross margin for the three months ended September 30, 2020 was 15.9%, a decrease versus 19.4% in the comparable 2019 period. Gross profit declined by $8.7 million for the three months ended September 30, 2020, while operating expenses increased by $0.5 million, as compared to the comparable period in 2019. Other income, net increased by $0.9 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the receipt of life insurance benefits. Collectively, these factors contributed to a $7.2 million increase in the net loss, which totaled $1.5 million in the 2020 period compared to net income of $5.8 million in the same period in 2019. Diluted loss per share was $0.06 in the 2020 period compared to diluted earnings per share of $0.25 in the comparable 2019 period. Adjusted net income, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $0.7 million in the 2020 period, a decrease of $7.5 million, compared to Adjusted net income of $8.1 million in 2019. Adjusted earnings per share was $0.03 in 2020 compared to Adjusted earnings per share of $0.35 in 2019. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was $4.3 million in 2020 compared to Adjusted EBITDA of $12.7 million in 2019. Adjusted net loss (income), Adjusted loss (income) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
For the nine months ended September 30, 2020, the Company’s net sales decreased $80.4 million, or 20%, compared to the nine months ended September 30, 2019, as a result of sales declines across the energy and industrial end markets of $48.7 million and $44.8 million, respectively, partly offset by a $13.1 million increase in the transportation end market. Gross margin was 12.7% and 17.9% during the nine months ended September 30, 2020 and 2019, respectively. Gross profit decreased during the nine months ended September 30, 2020 by $30.5 million compared to the nine months ended September 30, 2019, while operating expenses decreased by $3.1 million as compared to the comparable period in 2019. Interest expense decreased by $1.9 million for the nine months ended September 30, 2020 versus the comparable period in 2019. The Company recognized a loss of $1.4 million for the nine months ended September 30, 2019 as a result of the change in the value of the Weichai Warrant including the impact of the exercise in the second quarter of 2019. See Note 3. Weichai Transactions, included in Part 1, Item 1. Financial Statements, for additional information. Also, the Company recorded an income tax benefit of $3.8 million for the nine months ended September 30, 2020 versus an expense of $0.1 million for the same period last year. Collectively, these factors contributed to a $20.1 million increase in the net loss, which totaled $19.9 million in the 2020 period compared to net income of $0.2 million in the same period of 2019. Diluted loss per share was $0.87 in the 2020 period compared to diluted earnings per share of $0.01 in the comparable 2019 period. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $12.2 million in the 2020 period compared to Adjusted net income of $16.5 million in 2019. Adjusted loss per share was $0.53 in 2020 compared to Adjusted earnings per share of $0.78 in 2019. Adjusted EBITDA was a loss of $1.6 million in 2020 compared to Adjusted EBITDA of $29.4 million in 2019. Adjusted net loss (income), Adjusted loss (earnings) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
Net sales by geographic area and by end market for the three and nine months ended September 30, 2020 and 2019 are presented below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
Geographic Area		% of Total		% of Total		% of Total		% of Total
North America	$104,840	92%	$125,971	91%	$281,339	90%	$343,593	87%
Pacific Rim	5,466	5%	6,744	5%	18,215	6%	30,173	8%
Europe	2,395	2%	4,329	3%	7,630	2%	12,712	3%
Others	1,749	1%	1,468	1%	5,419	2%	6,505	2%
Total	$114,450	100%	$138,512	100%	$312,603	100%	$392,983	100%

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
End Market		% of Total		% of Total
Energy	$33,813	30%	$64,331	46%	$113,546	36%	$162,224	41%
Industrial	29,843	26%	37,020	27%	97,437	31%	142,267	36%
Transportation	50,794	44%	37,161	27%	101,620	33%	88,492	23%
Totals	$114,450	100%	$138,512	100%	$312,603	100%	$392,983	100%

Results of Operations
Results of operations for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019:

(in thousands, except per share amounts)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Net sales	$114,450	$138,512	$(24,062)	(17)%	$312,603	$392,983	$(80,380)	(20)%
Cost of sales	96,281	111,640	(15,359)	(14)%	272,943	322,793	(49,850)	(15)%
Gross profit	18,169	26,872	(8,703)	(32)%	39,660	70,190	(30,530)	(43)%
Gross margin %	15.9%	19.4%	(3.5)%		12.7%	17.9%	(5.2)%
Operating expenses:
Research, development and engineering expenses	6,555	6,366	189	3%	19,121	18,695	426	2%
Research, development and engineering expenses as a % of sales	5.7%	4.6%	1.1%		6.1%	4.8%	1.3%
Selling, general and administrative expenses	11,964	11,461	503	4%	38,434	41,476	(3,042)	(7)%
Selling, general and administrative expenses as a % of sales	10.5%	8.3%	2.2%		12.3%	10.6%	1.7%
Amortization of intangible assets	763	910	(147)	(16)%	2,290	2,729	(439)	(16)%
Total operating expenses	19,282	18,737	545	3%	59,845	62,900	(3,055)	(5)%
Operating (loss) income	(1,113)	8,135	(9,248)	(114)%	(20,185)	7,290	(27,475)	*NM
Other expense:
Interest expense	1,510	1,921	(411)	(21)%	4,211	6,156	(1,945)	(32)%
Loss from change in value of warrants	—	—	—	—%	—	1,352	(1,352)	(100)%
Loss on extinguishment of debt	—	—	—	—%	497	—	497	—%
Other income, net	(947)	(25)	(922)	NM	(1,202)	(526)	(676)	129%
Total other expense	563	1,896	(1,333)	(70)%	3,506	6,982	(3,476)	(50)%
(Loss) income before income taxes	(1,676)	6,239	(7,915)	(127)%	(23,691)	308	(23,999)	*NM
Income tax (benefit) expense	(210)	483	(693)	(143)%	(3,771)	136	(3,907)	*NM
Net (loss) income	$(1,466)	$5,756	$(7,222)	(125)%	$(19,920)	$172	$(20,092)	*NM

(Loss) earnings per common share:
Basic	$(0.06)	$0.25	$(0.31)	(124)%	$(0.87)	$0.01	$(0.88)	*NM
Diluted	$(0.06)	$0.25	$(0.31)	(124)%	$(0.87)	$0.01	$(0.88)	*NM

Non-GAAP Financial Measures:
Adjusted net income (loss) *	$652	$8,147	$(7,495)	(92)%	$(12,197)	$16,502	$(28,699)	(174)%
Adjusted earnings (loss) per share – diluted *	$0.03	$0.35	$(0.32)	(91)%	$(0.53)	$0.78	$(1.31)	(168)%
EBITDA *	$1,911	$10,340	$(8,429)	(82)%	$(13,268)	$13,068	$(26,336)	*NM
Adjusted EBITDA *	$4,316	$12,731	$(8,415)	(66)%	$(1,640)	$29,398	$(31,038)	(106)%
*NMNot meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales decreased $24.1 million, or 17%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as a result of sales declines of $30.5 million and $7.2 million in the energy and industrial end markets, respectively, partly offset by a $13.6 million increase in the transportation end market. Lower energy end market sales were driven by decreased demand for the Company’s power generation products, especially those used within the oil and gas industry. The decreased sales within the industrial end market reflects lower demand for products used across a wide range of applications, with the largest decrease attributable to those products used in the material handling/forklift markets. The increase in transportation end market sales was primarily due to increased medium duty truck market business in addition to higher sales in the terminal tractor market and a nominal increase in the school bus market.
Net sales decreased $80.4 million, or 20%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as a result of sales declines of $48.7 million and $44.8 million in the energy and industrial end markets, respectively, partly offset by an increase of $13.1 million in the transportation end market. Lower energy end market sales were driven by decreased demand for the Company’s power generation products, particularly those used within the oil and gas industry, partly offset by increased demand for demand response products. The decreased sales within the industrial end market reflects lower demand for products used across various applications, with the largest decreases attributable to lower demand for products used in the material handling/forklift and arbor care markets. The increase in transportation end market sales was primarily due to increased demand for products used in the medium duty truck market, as well as stronger demand for products used within the terminal tractor and school bus markets.
Gross Profit
Gross profit decreased during the three months ended September 30, 2020 by $8.7 million, or 32%, compared to the three months ended September 30, 2019. Gross margin was 15.9% and 19.4% during the three months ended September 30, 2020 and 2019, respectively. The decline in gross margin is primarily due to unfavorable product mix and the impact of lower sales, partly mitigated by cost savings driven by reductions in the production facility workforce and other actions. For the three months ended September 30, 2020, warranty costs were $2.7 million (net of supplier recoveries of $2.8 million), including a $1.2 million benefit for adjustments to preexisting warranties, a decrease of $0.3 million compared to warranty costs of $3.0 million (net of supplier recoveries of $0.1 million) for the three months ended September 30, 2019. The warranty costs for the three months ended September 30, 2020 included $1.0 million of net charges related to specific engine supplier quality issues, for which the Company is actively seeking additional cost reimbursement.
Gross profit decreased during the nine months ended September 30, 2020 by $30.5 million, or 43%, compared to the nine months ended September 30, 2019. Gross margin was 12.7% and 17.9% during the nine months ended September 30, 2020 and 2019, respectively. The decline in gross margin is primarily due to significantly higher warranty expense related to charges from adjustments to preexisting warranties largely within the transportation end market, reduced operating leverage as a result of lower sales and unfavorable product mix, partly mitigated by cost savings driven by reductions in the production facility workforce and other actions. For the nine months ended September 30, 2020, warranty costs were $18.2 million (net of supplier recoveries of $4.6 million), including $8.8 million of charges for adjustments to preexisting warranties, an increase of $10.8 million compared to warranty costs of $7.4 million (net of supplier recoveries of $3.0 million) for the nine months ended September 30, 2019. The warranty costs for the nine months ended September 30, 2020 included $1.6 million of net charges related to specific engine supplier quality issues, for which the Company is actively seeking additional cost reimbursement.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended September 30, 2020 were $6.6 million, an increase of $0.2 million, or 3%, from the three months ended September 30, 2019 levels. The increase was primarily related to the timing of projects, partly offset by the impact of cost savings actions.
Research, development and engineering expenses during the nine months ended September 30, 2020 were $19.1 million, an increase of $0.4 million, or 2%, from the nine months ended September 30, 2019 levels. The increase was primarily related to the timing of projects, partly offset by the impact of cost savings actions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased during the three months ended September 30, 2020 by $0.5 million, or 4%, compared to the three months ended September 30, 2019. The increase was primarily due to higher legal costs related to the recently settled government investigations and the Company’s indemnification obligations of former officers and employees as a result of the exhaustion of its directors and officers insurance during the early part of 2020 (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements), among other items, partly offset by lower incentive compensation expense, lower financial reporting expenses, and the impact of cost savings actions.

Selling, general and administrative expenses decreased during the nine months ended September 30, 2020 by $3.0 million, or 7%, compared to the nine months ended September 30, 2019. The decrease was primarily due to lower financial reporting costs as a result of the completion of the restatement of the Company’s financial statements in May 2019, lower incentive compensation expense, lower severance costs and lower key employee retention program costs. Partly offsetting the decline were higher legal costs related to the recently settled government investigations and the Company’s indemnification obligations of former officers and employees as a result of the exhaustion of its directors’ and officers’ insurance during the early part of 2020 (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements), among other items.
Interest Expense
Interest expense decreased $0.4 million to $1.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, largely due to lower overall interest rates on the Company’s debt during the third quarter of 2020, as compared to the prior year.
Interest expense decreased $1.9 million to $4.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, largely due to lower overall interest rates on the Company’s debt during the nine months ended September 30, 2020, as compared to the prior year.
Lower interest rates in 2020 were primarily due to refinancing the debt in April 2020. See Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information.
Loss from Change in Value of Warrants
There was no impact from a change in value of warrants for the nine months ended September 30, 2020 due to the Weichai Warrant being exercised in April 2019. The Company recognized a loss of $1.4 million for the nine months ended September 30, 2019 as a result of the change in the value of the Weichai Warrant including the impact of the exercise.
See Note 3. Weichai Transactions and Note 8. Fair Value of Financial Instruments, included in Part I, Item 1. Financial Statements, for additional information.
Loss on Extinguishment of Debt
There was no impact related to the loss on the extinguishment of debt for the three months ended September 30, 2020 and 2019. The Company recognized a loss on the extinguishment of debt for the nine months ended September 30, 2020 of $0.5 million. There was no loss on the extinguishment of debt for the nine ended September 30, 2019.
See Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information.
Other Income, Net
Other income, net increased by $0.9 million to $0.9 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the receipt of life insurance proceeds upon the death of a former employee.
Other income, net increased by $0.7 million to $1.2 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the receipt of life insurance proceeds upon the death of a former employee, partially offset by lower equity earnings from the Company’s joint venture.
Refer to Note 13. Related Party Transactions, in Part I, Item 1. Financial Statements, for further discussion of the Company’s joint venture.
Income Tax Expense
The Company recorded an income tax benefit of $0.2 million for the three months ended September 30, 2020, as compared to income tax expense of $0.5 million for the three months ended September 30, 2019. The Company’s pretax loss was $1.7 million for the three months ended September 30, 2020, compared to pretax income of $6.2 million for the three months ended September 30, 2019. Income tax benefit for the three months ended September 30, 2020 primarily related to an adjustment in the impact of the CARES Act. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefit associated with the pre-tax loss for the three months ended September 30, 2020.
The Company recorded an income tax benefit of $3.8 million for the nine months ended September 30, 2020, as compared to income tax expense of $0.1 million for the nine months ended September 30, 2019. The Company’s pretax loss was $23.7 million for the nine months ended September 30, 2020, compared to pretax income of $0.3 million for the nine months ended September 30, 2019. The increase in the tax benefit for the nine months ended September 30, 2020 is primarily attributable to the impact of the CARES Act enacted in the first quarter of 2020, which allowed the Company to elect bonus depreciation for the 2018 and 2019 tax years, carryback net operating losses to earlier years, and immediately refund AMT credits as well as a change in the deferred tax liability related to an indefinite-lived intangible asset. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefits associated with the pre-tax loss for the nine months ended September 30, 2020.
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

Non-GAAP Financial Measure	Comparable GAAP Financial Measure
Adjusted net income (loss)	Net (loss) income
Adjusted earnings (loss) per share	(Loss) earnings per common share – diluted
EBITDA	Net (loss) income
Adjusted EBITDA	Net (loss) income
The Company believes that Adjusted net income (loss), Adjusted earnings (loss) per share, EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net income (loss) is defined as net loss as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance. Adjusted earnings (loss) per share is a measure of the Company’s diluted (loss) earnings per common share adjusted for the impact of special items. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of other non-cash charges and certain other items that do not reflect the ordinary earnings of the Company’s operations.
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
During 2020, the Company changed the presentation of certain non-GAAP financial measures to separate incremental financial reporting and government investigation expenses into: (1) incremental financial reporting, (2) internal control remediation, and (3) government investigations and other legal matters. In addition, the Company changed the presentation of non-GAAP adjustments for the comparative periods of 2019 in order to align to the current period presentation. There was no impact to Adjusted net income, Adjusted earnings per share, EBITDA or Adjusted EBITDA for the three and nine months ended September 30, 2019 as a result of this change in presentation. The Company believes the updated presentation may provide more useful information to investors regarding the Company’s non-GAAP adjustments and better aligns with management’s use of the information.

The following table presents a reconciliation from Net (loss) income to Adjusted net income (loss) for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(1,466)	$5,756	$(19,920)	$172
Change in value of warrants [1]	—	—	—	1,352
Stock-based compensation [2]	165	173	482	841
Loss on debt extinguishment [3]	—	—	497	—
Key employee retention program [4]	—	10	—	492
Severance [5]	332	267	332	1,865
Incremental financial reporting [6]	4	1,299	1,783	6,792
Internal control remediation [7]	137	216	1,029	1,467
Government investigations and other legal matters [8]	2,697	426	8,435	3,521
Life insurance proceeds [9]	(930)	—	(930)	—
Discrete income tax items [10]	(287)	—	(3,905)	—
Adjusted net income (loss)	$652	$8,147	$(12,197)	$16,502
The following table presents a reconciliation from (Loss) earnings per common share – diluted to Adjusted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) earnings per common share – diluted	$(0.06)	$0.25	$(0.87)	$0.01
Changes in value of warrants [1]	—	—	—	0.06
Stock-based compensation [2]	0.01	0.01	0.02	0.04
Loss on debt extinguishment [3]	—	—	0.02	—
Key employee retention program [4]	—	—	—	0.02
Severance [5]	0.01	0.01	0.01	0.09
Incremental financial reporting [6]	—	0.05	0.08	0.33
Internal control remediation [7]	0.01	0.01	0.05	0.07
Government investigations and other legal matters [8]	0.11	0.02	0.37	0.16
Life insurance proceeds [9]	(0.04)	—	(0.04)	—
Discrete income tax items [10]	(0.01)	—	(0.17)	—
Adjusted earnings (loss) per share – diluted	$0.03	$0.35	$(0.53)	$0.78

Diluted shares (in thousands)	22,881	22,876	22,866	21,088

The following table presents a reconciliation from Net (loss) income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(1,466)	$5,756	$(19,920)	$172
Interest expense	1,510	1,921	4,211	6,156
Income tax (benefit) expense	(210)	483	(3,771)	136
Depreciation	1,314	1,270	3,922	3,875
Amortization of intangible assets	763	910	2,290	2,729
EBITDA	1,911	10,340	(13,268)	13,068
Change in value of warrants [1]	—	—	—	1,352
Stock-based compensation [2]	165	173	482	841
Loss on debt extinguishment [3]	—	—	497	—
Key employee retention program [4]	—	10	—	492
Severance [5]	332	267	332	1,865
Incremental financial reporting [6]	4	1,299	1,783	6,792
Internal control remediation [7]	137	216	1,029	1,467
Government investigations and other legal matters [8]	2,697	426	8,435	3,521
Life insurance proceeds [9]	(930)	—	(930)	—
Adjusted EBITDA	$4,316	$12,731	$(1,640)	$29,398
1.Amount consists of the change in the value of the Weichai Warrant, including the impact of the exercise in April 2019.
2.Amounts reflect non-cash stock-based compensation expense (amounts exclude $0.3 million for the nine months ended September 30, 2019 associated with employee retention programs (see note 4 below)).
3.Amount represents the loss on the extinguishment of the Wells Fargo Credit Agreement and the Unsecured Senior Notes in April 2020 as further discussed in Note 6. Debt of Part I, Item 1. Financial Statements.
4.Amounts represent incremental compensation costs (including $0.3 million for the nine months ended September 30, 2019 of stock-based compensation) incurred to provide retention benefits to certain employees.
5.Amounts represent severance and other post-employment costs for certain former employees of the Company.
6.Amounts represent professional services fees related to the Company’s efforts to restate prior period financial statements and prepare, audit and file delinquent financial statements with the SEC, as well as tax compliance matters impacted by the restatement of prior period financial statements. The amounts exclude $0.5 million and $1.5 million of recurring audit fees for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $1.1 million for the three and nine months ended September 30, 2019, respectively.
7.Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.
8.Amounts represent professional services fees and reserves primarily related to the recently settled SEC and USAO investigations of the Company and indemnification of certain former officers and employees. The Company is obligated to pay legal costs of certain former officers and employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 9. Commitments and Contingencies of Part I, Item 1. Financial Statements, the Company fully exhausted its historical primary directors’ and officers’ insurance coverage in connection with these matters during the first quarter of 2020. The amounts include $1.7 million and $5.5 million for the three and nine months ended September 30, 2020, respectively, related to indemnification of certain former officers and employees.
9.Amount represents a life insurance payment to the Company related to the death of a former employee.
10.Amount consists of the impact of the CARES Act and a change in the deferred tax liability related to an indefinite-lived intangible asset.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Nine Months Ended September 30,
	2020	2019	Change	% Change
Net cash (used in) provided by operating activities	$(2,283)	$19,122	$(21,405)	(112)%
Net cash used in investing activities	(1,054)	(2,035)	981	48%
Net cash provided by (used in) financing activities	33,360	(17,140)	50,500	*NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	$30,023	$(53)	$30,076	*NM
Capital expenditures	$(1,991)	$(2,048)	$57	3%
*NMNot meaningful
Cash Flows for the Nine Months Ended September 30, 2020
Cash Flow from Operating Activities
Net cash used in operating activities was $2.3 million in the nine months ended September 30, 2020 compared to net cash provided by operating activities of $19.1 million in the nine months ended September 30, 2019, resulting in an increase of $21.4 million in cash used in operating activities year-over-year. The increase in cash used in operating activities was primarily related to an increase in the net loss of $20.1 million and a $2.0 million decrease in the impact of non-cash adjustments to the net loss, primarily related to changes in the value of the Weichai Warrant during the nine months ended September 30, 2019, partially offset by an increase in cash generated from working capital accounts of $0.7 million, primarily due to increased collections of accounts receivable, partially offset by increased inventory and a net decrease in accounts payable and accrued expenses.
Cash Flow from Investing Activities
Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2020 compared to $2.0 million for the nine months ended September 30, 2019, respectively. For the nine months ended September 30, 2020 and 2019, cash used in investing activities primarily related to capital expenditures associated with normal maintenance of the Company’s facilities, partially offset by proceeds from a life insurance policy in 2020.
Cash Flow from Financing Activities
The Company generated $33.4 million in cash from financing activities in the nine months ended September 30, 2020 compared to $17.1 million in cash used by financing activities in the nine months ended September 30, 2019. The cash generated by financing activities for the nine months ended September 30, 2020 was primarily attributable to borrowing $130.0 million under the Credit Agreement in April 2020, partially offset by using a portion of the funds (i) to repay the outstanding balance of $16.8 million under the Wells Fargo Credit Agreement and (ii) to fully redeem and discharge $55.0 million in aggregate outstanding principal amount of the Unsecured Senior Notes and pay related interest. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements. For the nine months ended September 30, 2019, cash used by financing activities primarily related to net repayments of the revolving credit facility.
Liquidity and Capital Resources
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to that certain credit agreement dated March 27, 2020, between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Credit Agreement”). The Credit Agreement, which allows the Company to borrow up to $130.0 million, matures on March 26, 2021 with an optional 60-day extension, subject to certain conditions and payment of a 0.25% extension fee. The Credit Agreement bears interest at either the alternate base rate or LIBOR plus 2.00%, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds (i) to repay the outstanding balance of $16.8 million under the credit agreement between the Company and Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent (the “Wells Fargo Credit Agreement”), (ii) to fully redeem and discharge $55.0 million in aggregate principal amount of the unsecured 5.50% senior notes due June 2020 (the “Unsecured Senior Notes”) and pay related interest and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with the repayment of the outstanding balance. On April 29, 2020, the Company borrowed an additional $35.0 million under the Credit Agreement, which is the remaining portion of availability, providing the Company with greater financial flexibility. As of September 30, 2020, the Company’s total debt obligations under the Credit Agreement were $130.0 million in the aggregate, and its cash and cash equivalents were $26.7 million. See Item 1. Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information. These amounts reflect a net positive cash impact from customer prepayments of $20.1 million.
As discussed further in Item 1. Note 6. Debt, included in Part I, Item 1. Financial Statements, the Credit Agreement includes financial covenants which were effective for the Company beginning with the six months ended June 30, 2020. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Credit Agreement. For the six months ended June 30, 2020 and the nine months ended September 30, 2020, the Company did not meet the defined minimum EBITDA requirement. A breach of the financial covenants under the Credit Agreement constitutes an event of default and, if not cured or waived, could result in the obligations under the Credit Agreement being accelerated. Accordingly, the Company is currently in discussions with Standard Chartered to seek appropriate waivers and amendments to cure its financial covenant breach and amend its financial covenants.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, obtain a waiver or amendment in connection with the financial covenant breach, and maintain compliance with the covenants and other requirements under the Credit Agreement in the future. Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the Credit Agreement by the March 26, 2021 maturity date. Management currently plans to seek an extension and/or replacement of the Credit Agreement or additional liquidity from its current or other lenders before March 26, 2021. There can be no assurance that the Company will be able to obtain waivers or satisfactory amendments to its financial covenants or successfully complete an extension of the Credit Agreement or obtain new financing on acceptable terms when required or if at all.
Additionally, due to the onset of the COVID-19 pandemic in early 2020, the global economy experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices have declined considerably since the end of 2019. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company has yet to experience significant supply chain interruptions or material cancellations of orders, the potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and low rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges. Moreover, the full impact of the COVID-19 pandemic on the Company’s operations and liquidity continues to evolve.
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
Off-Balance Sheet Arrangements
At September 30, 2020, the Company had six outstanding letters of credit totaling $2.8 million. See Item 1. Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit of $2.8 million and restricted cash of $3.3 million at September 30, 2020.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2019 Annual Report on Form 10-K (the “2019 Annual Report”). During the nine months ended September 30, 2020, there were no significant changes in the application of critical accounting policies.

The Company has identified the following accounting policies as its most critical because they require the Company to make difficult, subjective, and complex judgments:
▪Revenue Recognition
▪Allowance for Doubtful Accounts
▪Inventories
▪Goodwill and Other Intangibles
▪Impairment of Long-Lived Assets
▪Warranty
▪Deferred Tax Asset Valuation Allowance
▪Uncertain Tax Positions
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
The Company’s management, with the participation of its Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
Since 2017, the Company has either replaced or appointed new Board and Audit Committee members, a Chief Executive Officer, a Chief Financial Officer, a Chief Commercial Officer, a Chief Information Officer, and a Vice President, Internal Audit. These changes, along with the actions of these individuals and other senior management, have collectively improved the tone of integrity, transparency and support of the Company’s updated Code of Business Conduct and Ethics.
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
IT Skillset and Competency:
The information technology (“IT”) function has been reorganized under the leadership of a new Chief Information Officer who reports to the Chief Executive Officer. The Company continues to assess the level of technical skills in the IT function to support the design and implementation of IT general controls (“ITGCs”).
Policies and Procedures:
▪The Company has issued a revised delegation of authority policy that appoints tiered approvers based upon risk and materiality of the transaction and trained employees on the revised policy.
▪The Company has identified a central repository to maintain all the Company’s policies, is providing training to users and is developing a framework to establish responsibility and accountability for executing and monitoring policies and procedures.
▪The Company has drafted and is in the process of finalizing critical accounting, IT and record retention policies.
▪The Company continues to create a culture of continuous improvement and design a framework for management to proactively and openly self-identify, document, reassess, report, and remediate policies, procedures, and control issues.
Segregation of Duties:
▪The Company is establishing standards governing the segregation of incompatible duties across the organization.

▪The Company is designing various accounting processes and application and system controls to adequately segregate job responsibilities and system access throughout the organization and to implement applicable mitigating internal controls.
▪The Company completed a technical upgrade to its Enterprise Resource Planning System (“ERP System”) and is redesigning system access roles across the Company to improve the segregation of incompatible duties.
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
Revenue Accounting:
▪The Company is designing and implementing policies and procedures to ensure that critical inputs affecting the accuracy and timeliness of revenue recognition and related reserves and sales allowances are communicated to the accounting department on a timely basis.
▪The Company has established and has begun implementing improved review and approval controls across the Company to ensure that revenue, including that of nonroutine revenue transactions and related reserves and sales allowances, is recognized consistently in accordance with U.S. GAAP.
▪The Company has developed sales transaction review procedures to review certain key transaction attributes.
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
Period End Close/Accounting Documentation:
▪The Company is designing and implementing policies, procedures and controls over the period-end close process and related documentation including, but not limited to, accounting for treasury stock, period-end checklists, review and approval of journal entries, taxes, inventory in-transit, account roll forwards and reconciliations, general ledger account maintenance and financial statement analysis/thresholds.
▪The Company has implemented a formal Section 302 disclosure and certification program that requires management to complete representation letters and disclosure sub-certification questionnaires in connection with SEC filings.
Information Technology:
▪The Company has reconstructed its ITGC framework to focus on controls that mitigate key financial reporting risks.
▪The Company has designed and is implementing controls over access, change management and IT operations to ensure that access rights are restricted to appropriate individuals, and that data integrity is maintained via effective change controls over system updates and over the flow of data between systems.
▪The Company is planning a re-implementation of its ERP System to further improve and automate ITGCs as well as other business process controls.

Data Maintenance:
▪The Company is designing and implementing procedures and controls to appropriately identify and assess changes made to data repositories that could significantly impact data integrity and the internal control framework, including, but not limited to, (i) creating centralized, complete and accurate data repositories, (ii) maintaining customer and vendor master files, employee data files, perpetual inventory records, inventory cycle counts, stock compensation agreements and debt arrangements and (iii) communicating an enterprise data management policy and record retention policy.
▪The Company is developing procedures to review and validate underlying data supporting the internal controls.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of November 2020.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Donald P. Klein
Name:	Donald P. Klein
Title:	Interim Chief Financial Officer (Principal Financial Officer)