Form 10-K
period 2020-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2021-03-30
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of 5,157,756 shares of Common Stock held by non-affiliates of the registrant as of June 30, 2020 was $20.6 million based on the last reported sale price on the over-the-counter (“OTC”) market on June 30, 2020 (although the total market capitalization of the registrant as of such date was approximately $91.3 million). Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2021, there were 22,892,413 outstanding shares of the Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement (the “2021 proxy statement”), to be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days after the fiscal year ended December 31, 2020.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (“2020 Annual Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation: the factors discussed in this report set forth in Item 1A. Risk Factors; the impact of the ongoing COVID-19 pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the Securities and Exchange Commission (the “SEC”) and the United States Attorney’s Office for the Northern District of Illinois (the “USAO”); variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC and the criminal division of the USAO, which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual, quarterly and current reports, proxy statements and other information with the SEC. The Company makes these filings available free of charge on its website (http://www.psiengines.com) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this 2020 Annual Report.. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

PART I
Unless the context indicates otherwise, references in this 2020 Annual Report to “Power Solutions,” “PSI,” “the Company,” “Corporate,” “it,” “its” and “itself” mean Power Solutions International, Inc. and its wholly-owned subsidiaries. References herein to “2020,” “fiscal 2020” or “fiscal year 2020” refer to the fiscal year ended December 31, 2020. References herein to “2019,” “fiscal 2019” or “fiscal year 2019” refer to the fiscal year ended December 31, 2019.
Item 1.    Business.
General Business Overview
Power Solutions International, Inc., incorporated under the laws of the state of Delaware in 2011, designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that are powered by a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the energy, industrial and transportation end markets. The Company manages the business as a single segment.
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

The Company’s end markets, product categories and equipment are as highlighted in the following table:

End Market	Product Categories	Equipment/Products
Energy	Electric Power Generation (“Gensets”) Large Custom Genset Enclosures	Mobile and Stationary Gensets for: Emergency Standby Rental Prime Power Demand Response Microgrid Renewable Energy Resiliency (Wind, Solar, Storage) Combined Heat and Power (“CHP”)
Industrial	Material Handling Agricultural/Arbor Care Irrigation/Pumps Construction Compressors Other Industrial
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
The Company’s engines and power systems include both emission-certified compression and spark-ignited internal combustion engines ranging from 0.99 liters (“L”) to 53L of displacement, which are enabled by advanced controls to run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the energy, industrial and transportation end markets.
Impact of COVID-19 and Oil and Gas Market Volatility
The ongoing COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad.
During 2020, the global economy experienced substantial turmoil which led to challenging market conditions across certain areas of the Company’s business. Due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to 2019. However, since May 2020 through the date of this 2020 Annual Report, crude oil prices have increased. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company did not experience significant supply chain interruptions or material cancellations of orders during 2020, the Company did see a decline in orders and lower volumes compared to the prior year. In early 2021, the Company experienced delays in its supply chain due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, has caused delivery delays to some of the Company’s customers. The Company is also experiencing inflationary cost pressures for certain materials and is working to mitigate the impact through price increases and other measures, where possible. The potential for continued disruptions, economic uncertainty, inflationary cost pressures, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders. Accordingly, these challenges may have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
These factors, in turn, may not only continue to impact the Company’s operations, financial condition and demand for the Company’s goods and services, but its overall ability to react timely to mitigate the impact of these events. The timing and execution of the strategic initiatives and growth strategies discussed below may be adversely impacted by the COVID-19 pandemic including the related oil and gas market dynamics.
Strategic Initiatives/Growth Strategies
The Company has initiated a comprehensive set of business objectives aimed at improving profitability, streamlining processes, strengthening the business and focusing on achieving growth in higher-return product lines. Key elements of these objectives and other initiatives are highlighted below.
Improve profitability
The Company has implemented a plan focused on enhancing profitability through the review of its customer and product portfolio. To date, this has resulted in strategic price increases in certain areas of the business, along with product redesign and the re-sourcing of certain components, to support improved margins. This program is a multi-year effort and will entail a strategic assessment of certain areas in which profitability does not meet established thresholds. The Company also continues to transform its manufacturing operations through the ongoing adoption of lean, agile and flexible lines, which provides opportunities for improved efficiency, margins and profitability, particularly as volume and sales improve. It has also been investing heavily in the expansion of its heavy-duty engine product line, which has historically provided better margins. Further, the Company is in the early phases of production of certain products and anticipates potential benefits as it gains improved economies of scale through greater volumes. Lastly, from mid-2016 through mid-2020, the Company incurred substantial costs related to its restatement of prior financial statements. The Company saw a meaningful reduction in professional services fees related to the Company’s efforts to restate prior period financial statements and prepare, audit and file delinquent financial statements with the SEC with the completion of the restatement of its prior financial statements in May 2019 and the filing of all delinquent periodic reports in June 2020. However, the Company continues to incur substantial legal costs related to these matters, including for its obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC and the criminal division of the USAO, which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage. The Company also continues to incur costs related to the remediation of the deficiencies in its internal control over financial reporting and for the enhancement of its corporate compliance program pursuant to the Non-Prosecution Agreement (“NPA”) with the USAO. Upon the conclusion of these matters, the Company expects to see its expenses decline.
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
Strengthen the business through the optimization of business systems and technology
The Company is working to strengthen its business through the optimization of its business systems and technology to support the remediation of internal controls, improve processes, drive greater operational efficiencies and provide better and timelier decision making across the organization. As part of this initiative, the Company is working on the reimplementation of its Enterprise Resource Planning system.
Grow the business in the highest return on investment areas
The Company has been a major participant in the energy market for many years as a supplier to several of the world’s leading power generation companies and through its large custom Generator Set (“Genset”) enclosure business. Building on its broad product offering, in March 2018, October 2018, and October 2019, the Company received EPA certification for its 32L, 40L, and 53L heavy-duty engines, respectively. These heavy-duty engines provide a natural-gas-fueled power range from 500 kilowatt-electric (“kWe”) to 1.25 megawatt (“MW”), which is well above the Company’s prior capabilities, allowing it to serve a greater portion of the demand response, microgrid, combined heat and power, and oil and gas markets. Additionally, in

September 2019, the Company received EPA emergency standby certification for its 20L, 40L and 53L diesel engines, which provide a power range of 550 kWe to 1.65 MW. These diesel engines are largely designed for energy market applications including emergency power, wastewater treatment, and oil and gas exploration and production. Also, the engines can handle mission critical customer operations in the health care, data center, hospitality and transportation industries. In addition to dedicating significant R&D resources within the energy market, the Company has also strategically invested in expanding its management, sales and operations staff to support these efforts. The Company’s heavy-duty engines have historically provided better margins.
Capitalize on key market trends
The Company’s breadth of products and solutions will enable it to capitalize on numerous market trends that it believes have the potential to drive customer demand for its products and contribute toward its long-term growth. Further, the Company’s R&D activity is largely focused on expanding its solutions to further address trends in these areas. The key trends include the following:
•the worldwide growth of intermittent sources of energy, such as wind and solar, and an aged electric grid in the United States, coupled with power outage activity due to weather or power shutdowns, which is driving increased demand for generators, microgrids and demand response equipment;
•increasingly stringent regulations and growing efforts to reduce emissions, which are driving demand for clean energy and alternatives to diesel power engines (e.g., EPA Tier 4 emission standards, CARB regulations, MEE policies in China, and grants, rebates and other incentives for adopting clean energy applications), in particular, in several markets such as the power generation market for microgrids and oil and gas applications, school bus and arbor care market, among others;
•growth in datacenters and their increasing demand for electricity, which is driving growth for backup power (commercial generators/microgrids);
•growth in e-commerce activity around the world, which is driving demand for last-mile delivery vehicles; and
•the availability of automotive engines that are suited for industrial application.
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
Leverage the Company’s relationship with Weichai
In March 2017, the Company executed a share purchase agreement (the “SPA”) with Weichai America Corp., a wholly owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”). Under the terms of the SPA, Weichai invested $60.0 million in the Company (the “Weichai Transactions”) by purchasing a combination of newly issued Common Stock and preferred stock, par value $0.001 (the “Preferred Stock”), as well as a stock purchase warrant, which significantly strengthened the Company’s financial condition and contributed to the extinguishment of its $60.0 million term loan in 2017. The Company and Weichai also entered into a strategic collaboration agreement (the “Collaboration Agreement”) under which they have been working together to accelerate market opportunities for each company’s respective product lines across various geographic and end-user markets.
The Collaboration Agreement provides the Company with strategic benefits and opportunities, including the ability to leverage Weichai’s strengths and capabilities in R&D, manufacturing, procurement and distribution and its widespread sales channels in China and other emerging markets. This collaboration has enabled the Company to broaden its existing product portfolio, improve material quality, decrease costs, accelerate the development of new products and bring them to market, and expand access and exposure to new markets.
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

The Weichai stock purchase warrant, as last amended (the “Weichai Warrant”), was exercisable commencing on April 1, 2019 for such number of shares of the Company’s Common Stock as was sufficient to provide Weichai with majority ownership of the Company’s Common Stock. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock. See Note 1. Summary of Significant Accounting Policies and Other Information–Stock Ownership and Control in Part II. Item 8. Financial Statements and Supplemental Information, for additional information. Weichai is currently the Company’s majority stockholder, holding over 51% of the Company’s outstanding Common Stock, as of March 12, 2021.
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
The Company’s largest customers, based upon its consolidated net sales in 2020, included the following subsidiaries/affiliates of Daimler AG: Freightliner Custom Chassis Corporation, Thomas Built Buses and FUSO Company (collectively, “Freightliner”) and Hyster-Yale Materials Handling Group. Freightliner and Hyster-Yale Materials Handling Group represented 11% and 14% of 2020 consolidated net sales, respectively. The largest customers change from time to time as a result of various factors, including prevailing market conditions, customers’ strategies and inventory of the Company’s power systems.
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
•ability to leverage Weichai’s strengths and capabilities;
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
Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, information technology and administrative expenses and are expensed, net of contract reimbursements, when incurred. From time to time, the Company enters into agreements with its customers to fund a portion of the research, development and engineering costs of a particular project. These reimbursements are accounted for as a reduction of the related research, development and engineering expenditure. The Company’s net research, development and engineering expenditures for 2020 and 2019 were $25.4 million and $24.9 million, respectively.
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

The Company is party to a supply agreement with Doosan, under which it purchases and distributes, on an exclusive basis, specified Doosan engines within a territory consisting of the United States, Canada and Mexico. On October 1, 2019, the supply agreement with Doosan was amended and extended to December 31, 2023, after which the agreement will automatically be extended for additional one-year terms unless a notice of termination is provided by either party six months prior to the scheduled expiration. The addendum also includes minimum product purchase commitments for the period 2019 through 2023, subject to reductions based on market declines in oil prices and defined prescribed payments to Doosan triggered by shortfalls in purchases made by the Company during each annual calendar period. As of December 31, 2020, the Company recorded a $0.4 million liability related to a purchasing shortfall of the 2020 volume commitment. See Note 10. Commitments and Contingencies in Part II. Item 8. Financial Statement and Supplemental Information for further discussion.
The Company had an exclusive third-party supply agreement with GM through December 31, 2019 to purchase and distribute GM 6.0L engines to on-highway customers. With the GM announcement that it will discontinue its production of the GM 6.0L engine, the Company conducted last-time buys of this engine during 2019 and 2020, and anticipates some additional purchases during 2021, to ensure adequate supply to certain transportation customers. The Company does not have a supply agreement with GM for its successor product to the GM 6.0L engine. However, the Company is actively exploring opportunities to identify engine alternatives for this product.
The Company is also party to a supply agreement with SAME through December 31, 2021 for the exclusive purchase and distribution of engines around the world, with the exception of China (including Hong Kong, Macao and Taiwan), within the forklift and marine markets. The agreement, which automatically extends for an additional one-year term on an annual basis, unless either party provides notice of termination at least 180 days before the expiration date, includes minimum purchase commitments.
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
Employees and Human Capital
As of December 31, 2020, the Company’s workforce consisted of approximately 800 full-time employees. None of the members of the Company’s workforce are represented by a union or covered by a collective bargaining agreement.
Part of the Company’s values focus on developing and maintaining a world class workforce through personal accountability, teamwork, customer service and innovation. The Company monitors and manages attrition. It approves, through its human resources department, the replacement of key positions that it believes are critical to sustaining improved business performance and analyzes departure data to continually improve upon the experience of employees. Turnover for salaried employees in 2020 was 9.7%. The Company’s talent management and succession planning process includes the identification of key positions based on current and future business strategies, the identification of potential successors, and a plan for talent development.
The Company focuses on attracting and retaining the best employees by providing market competitive pay and benefits. This ensures sustainability of the organization. The Company’s short-term and long-term incentive plans are designed to provide a variable pay opportunity to reward the attainment of key financial and operational goals as well as shareholder value creation. In addition to the base and variable pay plans, the Company offers employees other benefits including medical, paid-time off, and retirement savings plans.
Health and safety are also a key priority, as the Company is committed to removing conditions that cause personal injury or occupational illness. Employees participate in trainings sessions focused on these topics and are encouraged to promote behaviors that protect others from risk of injury. The Company sets annual targets for its Total Recordable Incident Rate (“TRIR”) and Days Away, Restricted or Transferred (“DART”) and regularly reviews these metrics. For 2020, the Company achieved an overall TRIR of 2.3, meaning that for every 100 employees, 0.28 employees incurred an injury that resulted in recordable medical treatment. The DART was 2.1 in 2020, meaning that for every 100 employees, 0.26 individuals experienced an incident that resulted in days away from work.

In response to the COVID-19 pandemic and to support the Company’s customers and communities, the Company made keeping employees safe a priority. Most of the Company’s employees who can work from home have been doing so since the outbreak of the COVID-19 pandemic. This has allowed the Company to focus resources and investments on its R&D and production facilities including the following steps to help protect the health and safety of employees:
•mandatory temperature screenings at plants and facilities for all employees;
•visitor/vendor questionnaires for all non-employees entering the Company’s facilities;
•mandatory personal protective equipment provided for employees;
•masks required inside open plants and facilities;
•redesigned exits, entrances, and production lines to encourage social distancing; and
•enhanced cleaning protocols before, during, and after shifts.
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
The Company’s entry into the transportation end market began in 2013 with the development of its 8.8L power systems targeted for 2015 regulatory standards. In 2014, the EPA and CARB certified the Company’s new engine as a Model Year 2015 product for liquid propane gas (“LPG”) and compressed natural gas (“CNG”) fuels, and in 2015 the Company launched its first propane-fueled engine for on-road applications. To assist the adoption of alternative-fueled vehicles in the marketplace, the EPA and CARB granted alternative-fueled engines an exemption from OBD regulations until 2018 (CARB)/2019 (EPA). Gasoline engines are not exempt from OBD regulations, therefore, in 2017, the Company achieved full OBD certification for its 2018 and beyond gasoline 6.0L and 8.8L products. The knowledge gained from this gasoline OBD development was applied to the Company’s alternative-fueled engines for 2019 after all OBD exemptions ended as of December 31, 2018. In 2016, the EPA launched new Phase 1 GHG emission regulations. New EPA Phase 2 GHG emission regulations began January 1, 2021.
Historically, the Company’s 6.0L and 8.8L gasoline engines qualified for the small manufacturer exemption for Phase 1 GHG under Title 40 of the Code of Federal Regulation Section 1036.150(d). Starting in 2020, as a result of the Weichai ownership change in April 2019, those products no longer qualified for the exemption and had to meet Phase 1 GHG standards. In order to address the impact of the transition of its emission regulation requirements in 2020 and 2021, the Company licensed its technology to a third-party small manufacturer to produce and certify the 6.0L gasoline engine and utilized averaging, banking, and trading compliance provisions for the sale of its 8.8L gasoline engine. The Company is also utilizing averaging, banking, and trading compliance provisions for compliance with the EPA Phase 2 GHG emission regulations.
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
Information about the Company’s Executive Officers
The following selected information for each of the Company’s current executive officers was prepared as of March 30, 2021.

Name	Age	Executive Officer Since	Present Position with the Company
Lance Arnett	50	2019	Chief Executive Officer
Donald P. Klein	47	2018	Chief Financial Officer
Kenneth J. Winemaster	56	2017	Executive Vice President
Jason Lin	67	2019	Chief Quality Officer
C. (Dino) Xykis	62	2020	Chief Technical Officer
Lance Arnett was appointed as the Company’s Chief Executive Officer effective February 15, 2021. Mr. Arnett previously served as the Company’s Chief Commercial Officer since November 18, 2019. Prior to joining the Company, from January 2009 to November 2019, he worked at Cummins Inc., a publicly traded company on the NYSE that designs, manufactures, distributes and services a broad portfolio of power solutions. During his tenure, he served in various capacities for Cummins Central Region in Minnesota, most recently serving as Director and Chief of Staff of their North American OEM Performance Cell. In this capacity, he oversaw direct strategy for their North American business including sales, engineering, assembly and upfit, pricing, marketing, and customer support. His previous roles at Cummins Central Region include serving as Interim President, Vice President of OEM business, Vice President of OEM and Customer Care and Executive Director of Operational Effectiveness. Prior thereto, from 2006 to 2009, he worked as Business Development Manager for PreVisor, Inc. and, from 2001 to 2006, he served as Director, Franchise Sales and Development at Mighty Distributing System of America (Mighty Auto Parts). Earlier in his career, he served in management and sales roles within the staffing industry.
Donald P. Klein has served as the Chief Financial Officer since January 2021 and as the Principal Accounting Officer since May 14, 2018. Mr. Klein previously served as PSI’s Interim Chief Financial Officer from July 20, 2020 to January 19, 2021 and PSI’s Corporate Controller from May 14, 2018 to July 20, 2020. Prior to joining the Company, he served as Assistant Corporate Controller at Littelfuse, Inc., a publicly traded company on the NASDAQ, with customers in the electronics, automotive and industrial markets with products that include fuses, semiconductors, polymers, ceramics, relays and sensors. Prior to that role, from 2008 to 2017, Mr. Klein served in various positions of increasing responsibility within finance and accounting, including most recently as Assistant Corporate Controller, at Navistar International Corporation, a NYSE-listed global manufacturer of commercial and military trucks, school buses, diesel engines and provider of service parts for trucks and diesel engines. Prior to Navistar, he worked for Hewitt Associates as Manager of External Reporting and at Ernst & Young LLP as a senior manager of assurance and advisory services.
Kenneth J. Winemaster was appointed as Executive Vice President on November 28, 2017. Mr. Winemaster served as the Company’s Senior Vice President from 2001 to 2017 and also served as the Company’s Secretary from 2001 to 2013. In addition, Mr. Winemaster served as a Director of the Company from 2001 to 2011. Mr. Winemaster has served on the Board of Directors of Avon Old Farms School, an independent boarding school in Connecticut, since 2014. He served on the Caterpillar Industrial Strategy Council from 2001 to 2015, a council that developed market strategy for Perkins Distributors and CAT Dealers in North America.
Jason Lin was appointed as the Chief Quality Officer on March 15, 2021 after serving as Chief Technical Officer since June 2019. His role as Chief Quality Officer includes the oversight of the Company’s Total Quality System, including setting up corporate wide quality structure, processes and organizations, including the central quality group and each related functional area; building close loop measures and continuously improving processes with selected tools, and reducing warranty expenses and increasing customer satisfaction. Mr. Lin served as a member of the Company’s Board of Directors (the “Board”) from May 2017 until June 2019. From 2009 to July 2016, Mr. Lin served as Chief Executive Officer and President of Société Internationale des Moteurs Baudouin, a France-based marine engine manufacturing subsidiary of Weichai Power Co., Ltd., a publicly traded company on the Hong Kong Stock Exchange and the Shenzhen Stock Exchange. During this tenure, he also served as an Executive Technical Director and adviser to the Chairman of Weichai Power Co., Ltd. From February 2001 to July 2006, Mr. Lin was employed by International Truck and Engine Corporation, a truck, bus and diesel engine manufacturer subsidiary of NYSE-listed Navistar International Corporation, in engineering management positions. Earlier in his career, Mr. Lin was employed in engineering positions by Cummins Engine Company, a NYSE-listed company and worked in Japan for Komatsu-Cummins Engine Company as Vice President.

C. (Dino) Xykis was appointed as the Chief Technical Officer on March 15, 2021. Mr. Xykis is responsible for the oversight of the Company’s advanced product development, engineering design and analysis, on-highway engineering, applied engineering, emissions and certification, Waterford, Michigan engineering operations, program management and product strategic planning. Since joining the Company in 2010 and until his appointment as Chief Technical Officer in March 2021, Mr. Xykis served as Vice President of Engineering for the Company. He has more than 30 years of professional experience in multi-disciplined engineering areas including senior management and executive positions at various companies including Cummins Inc., an NYSE-listed company, and Generac Power Systems, an NYSE-listed company. Mr. Xykis also served as Adjunct Professor of Mechanical Engineering and Mechanics at the Milwaukee School of Engineering and previously served on the audit and compensation committees of the Board of Directors of Image Sensing Systems, a publicly traded company on NASDAQ, from 1996 to 2001. Mr. Xykis has also served on the advisory board of CEGE, College of Science and Engineering, University of Minnesota for the past eight years.
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
COVID-19 Pandemic
The Company’s financial condition, results of operations and cash flows have been and will continue to be adversely impacted by the COVID-19 pandemic and future periods may continue to be adversely affected by the COVID-19 pandemic or other outbreaks of infectious disease or similar public health threats and the resulting economic impact.
Any outbreaks of contagious diseases and other adverse public health developments could have a material and adverse effect on the Company’s business, results of operations and financial condition. The ongoing COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad. As discussed in Item 1. Business, these factors have impacted and will continue to impact the Company’s operations, financial condition and demand for the Company’s goods and services. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s business, employees, customers, suppliers and stockholders may continue to experience significant negative impacts for future periods. In addition, due to the speed with which the COVID-19 situation continues to develop and evolve, there is significant uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on the Company’s business, results of operations and financial condition cannot be reasonably estimated at this time, but the impact may continue to be material in the future.
In April 2020, the Company implemented contingency actions as a result of the expected significant negative impacts of these factors. The Company’s temporary cost reduction measures included:
•reduced hours of operations of the Company’s production facilities;
•reduced work week for all office employees;
•reduced pay for salaried employees between 10% and 30%, depending on the employee’s position;
•suspended the Company’s 401(k) plan match;
•deferred spending on certain R&D programs;
•implemented a hiring freeze;
•restricted all non-essential travel; and
•minimized discretionary expenses and consulting services.
The measures with regard to pay for salaried employees and the suspension of the Company’s 401 (k) plan match were in effect through December 31, 2020. Any additional cost savings initiatives or other cash actions the Company undertakes in response to the COVID-19 pandemic may not achieve the intended results and may result in other adverse impacts, which could be material.
The degree to which the COVID-19 pandemic continues to impact the Company’s financial condition, cash flows, and results of operations depends upon future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, location, and spread of the outbreak, its severity, government and business measures to contain the virus and address its impact, and how quickly and to what extent normal economic and operating conditions can resume. We cannot, at this time, predict the many potential impacts of the COVID-19 pandemic, but it could have a material adverse effect on the Company’s business, prospects, financial condition, cash flows, and results of operations.

Liquidity and Indebtedness
The Company’s management has concluded as of the filing of this 2020 Annual Report that, due to uncertainty surrounding the Company’s ability to extend or refinance its current debt agreements and uncertainty as to whether it will have sufficient liquidity to fund its business activities, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern. As of December 31, 2020, the Company had debt outstanding under its credit agreement between the Company and Standard Chartered Bank (“Standard Chartered”) (the “ Credit Agreement”) of $130.0 million. In March 2021, the Company amended and restated the Credit Agreement (the “Amended and Restated Uncommitted Revolving Credit Agreement”). The Amended and Restated Uncommitted Revolving Credit Agreement matures on March 25, 2022, is uncommitted, and is secured by substantially all of the Company’s assets. The Amended and Restated Uncommitted Revolving Credit Agreement includes certain financial covenants as well as a change of control provision. In addition, Standard Chartered has the right to demand payment of any and all outstanding borrowings and other amounts outstanding under the Amended and Restated Uncommitted Revolving Credit Agreement at any point in time at its discretion. In connection with the execution of the Amended and Restated Uncommitted Revolving Credit Agreement, the Company entered into an amendment and restatement of the shareholder’s loan agreement originally executed with Weichai in December 2020 (the “First Amended and Restated Shareholder’s Loan Agreement”). The First Amended and Restated Shareholder’s Loan Agreement provides the Company with access to $130.0 million of credit solely for purposes of repaying outstanding borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement. The First Amended and Restated Shareholder’s Loan Agreement expires on April 25, 2022. Due to the Amended and Restated Uncommitted Revolving Credit Agreement’s current maturity date, the Company will need to extend and amend or refinance the Amended and Restated Uncommitted Revolving Credit Agreement on or before March 25, 2022.
The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement and extending and amending, refinancing or repaying the indebtedness outstanding under the Amended and Restated Uncommitted Revolving Credit Agreement.
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
As of December 31, 2020, the Company’s total debt obligations, including indebtedness under the Credit Agreement, was $131.1 million. The Company’s debt arrangements contain and may contain in the future certain requirements, including specific financial and other covenants or restrictions. The failure or the inability to meet such obligations under existing debt or any new debt could materially and adversely affect the Company’s business and financial condition. In addition, the Company’s debt obligations could make it more vulnerable to adverse economic and industry conditions and could limit its flexibility in planning for or reacting to changes in its business and the industries in which it operates. The Company’s indebtedness and the cash flow needed to satisfy its debt obligations and the covenants contained in current and potential future debt agreements could have important consequences, including the following:
•limiting funds available for borrowing through the imposition of availability blocks;
•limiting funds otherwise available for financing capital expenditures by requiring dedication of a portion of cash flows from operating activities to the repayment of debt and the interest on such debt;
•limiting the ability to incur additional indebtedness;

•limiting the ability to capitalize on significant business opportunities, including mergers, acquisitions and other strategic transactions;
•making the Company more vulnerable to rising interest rates or higher interest rates; and
•making the Company more vulnerable in the event of a downturn in its business.
The Company’s Amended and Restated Uncommited Revolving Credit Agreement places limitations on its ability to make acquisitions and restricts its ability to incur additional indebtedness. Any future failure by the Company to comply with the financial covenants set forth under the Amended and Restated Uncommited Revolving Credit Agreement, if not cured or waived, could result in the acceleration of debt maturities or prevent the Company from accessing availability under the Amended and Restated Uncommited Revolving Credit Agreement. If the maturity of the indebtedness is accelerated, the Company may not have sufficient cash resources, or have the ability to obtain financing through alternative resources, to satisfy its debt and other obligations, and the Company may not be able to continue as a going concern.
Litigation and Internal Control Remediation

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
In connection with the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2020, the Company concluded that there were material weaknesses in its internal control over financial reporting. See Item 9A. Controls and Procedures, included in Part II, for additional information regarding these matters.
The Company’s management may identify other material weaknesses in its internal control over financial reporting in the future. The existence of internal control material weaknesses could harm its business, the market price of its Common Stock and its ability to retain the Company’s current, or obtain new, lenders, suppliers, key employees, alliance and strategic partners or require the implementation of certain undertakings with the SEC. In addition, the existence of material weaknesses in the Company’s internal control over financial reporting may affect its ability to timely file periodic reports under the Exchange Act. The inability to timely file periodic reports could result in the SEC revoking the registration of the Company’s Common Stock, which would negatively impact the Company’s ability to re-list its Common Stock on the NASDAQ Stock Market or any other stock exchange.
The Company has incurred significant costs in connection with the restatement of previously issued consolidated financial statements and its failure to timely file prior periodic reports and will continue to incur significant costs to remediate material weaknesses in internal control.
The Company has incurred significant expenses, including audit, legal, consulting and other professional fees, and lender and noteholder consent fees, related to the restatement of its previously issued consolidated financial statements and the ongoing remediation of material weaknesses in its internal control over financial reporting. The Company anticipates that it will continue to incur certain of these expenses in the future. The Company has taken a number of actions, including adding significant internal resources and implementing a number of additional procedures and controls, in order to strengthen its accounting function and reduce the risk of future material misstatements in its financial statements. In addition, in September 2020, the Company settled the investigations by the SEC and USAO into the Company’s past revenue recognition practices. As part of the settlement, among other undertakings, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses as identified in Part II, Item 9A. Controls and Procedures by April 30, 2021 unless an extension is provided by the SEC. To the extent that the Company’s actions are not successful and completed in accordance with the provisions of the settlement with the SEC and USAO, the Company may be forced to incur additional time and expense towards further remediation efforts and incremental substantive procedures, which could have a material adverse effect on its results of operations. In addition, failure to comply with the provisions of the settlement agreements with the SEC and USAO could result in further actions by one or both governmental agencies which could have a material adverse effect on the Company’s results of operations.
Limitations of the Company’s Directors’ and Officers’ liability insurance and potential indemnification obligations will have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Under its bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. Based on cumulative legal fees and settlements incurred, the Company fully exhausted its primary directors and officers insurance coverage of $30.0 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that may occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. Since exhausting its primary directors’ and officers’ liability insurance coverage in early 2020, the Company has incurred over $7 million related to its indemnification obligation. Such expenses could continue to have a material impact on the Company’s financial condition, results of operations and cash flows.
Financial Condition, Results of Operations, and Cash Flows
The Company has experienced substantial net losses in recent fiscal years and may continue to experience net losses.
The Company generated a net loss in fiscal year 2020 compared to net income in fiscal year 2019 and has an accumulated deficit as of December 31, 2020. The net loss experienced in 2020 was principally attributable to low sales volume largely due to the COVID-19 pandemic, and the related historic decline in oil demand, significant warranty expense primarily related to certain engines sold into the transportation end market, legal and professional expenses associated with efforts to file the Company’s prior financial statements, remediate material weaknesses in its internal control over financial reporting, respond to the government investigations and defend the lawsuits related to the restatements as well as indemnifications of certain current and former directors and officers of the Company, high outstanding debt, and borrowing costs. The Company expects that many of these costs will remain significant in future periods. Continued losses could reduce cash available from operations to service or refinance the Company’s indebtedness as necessary, as well as limit the Company’s ability to finance future growth in its business and implement its strategies.
The Company could incur restructuring and impairment charges as it evaluates its portfolio of assets and identifies opportunities to restructure its business to optimize its cost structure.
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
Warranty, Safety Standards, and Emissions
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
Historically, the Company’s 6.0L and 8.8L gasoline engines qualified for the small manufacturer exemption for Phase 1 GHG under Title 40 of the Code of Federal Regulation Section 1036.150(d). Starting in 2020, as a result of the Weichai ownership change in April 2019, those products no longer qualified for the exemption and must meet Phase 1 GHG standards. In order to address the impact of the transition of its emission regulation requirements in 2020 and 2021, the Company licensed its technology to a third-party small manufacturer to produce and certify the 6.0L gasoline engine and utilized averaging, banking, and trading compliance provisions for the sale of its 8.8L gasoline engine. New EPA Phase 2 GHG regulations began January 1, 2021. The Company plans to meet Phase 2 GHG standards utilizing averaging, banking, and trading compliance provisions. Future changes to the regulations and/or failure of the Company to comply with the regulations could have a material adverse effect on the Company’s results of operations.

Supply Chain
The Company is dependent on third-party suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could result in supply shortages.
The Company sources engines, components and replacement parts used in the assembly of its power systems and aftermarket sales from various third-party suppliers. Much of the technology incorporated into the components that the Company sources from a limited number of suppliers is technologically sophisticated, and the Company does not believe that its competitors have access to some of this sophisticated technology. The Company’s business could be harmed by adverse changes in its relationships with these suppliers, including through the management of the timing of payables, or if its competitors gain access to such technology. The viability of certain key third-party suppliers, or the exiting by certain suppliers of certain business lines, could require the Company to find other suppliers for materials or components. Furthermore, the COVID-19 pandemic has resulted in work stoppages at certain suppliers that are part of the Company’s supply chain. In early 2021, the Company experienced delays in its supply chain due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, has caused delivery delays to some of the Company’s customers. If future work stoppages were to be prolonged or expanded in scope, there could be additional supply shortages, which could continue to impact the Company’s ability to deliver its products to customers on schedule. Some components cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the components or materials. Any extended delay in receiving engines or other critical components, or the inability of third-party suppliers to meet the Company’s quality, quantity or cost requirements, could impair or prohibit the Company’s ability to deliver products to its OEM customers.
The loss of certain of the Company’s exclusive supply and distribution agreements, coupled with the Company’s inability to manufacture or source alternative products, could have a material adverse impact on its financial results.
The Company is the exclusive supplier and distributor of certain engine products sourced from certain engine manufacturers. The agreements provide the Company with the exclusive rights to distribute the associated products in certain geographic regions. The Company may not be able to extend the agreements or may not achieve acceptable pricing. For example, the Company was an exclusive supplier of the GM 6.0L engine to OEMs and GM is discontinuing the engine. The Company does not have an agreement with GM to supply on-highway OEMs with GM’s successor product to the 6.0L engine. If the Company is not able to maintain the arrangements or achieve competitive pricing, then it may need to find alternative products through either alternative supply sources or the design and manufacture of competitive products to meet customer demands. The loss of any of the exclusive supply agreements and failure to source alternative products could have a materially adverse impact on the Company’s financial results. In addition, the exclusive agreements often include minimum purchase requirements. The failure to reach the minimum purchase requirements could result in financial penalties or the loss of exclusivity that could be material to the Company.
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
Growth and Profitability
The market for alternative-fueled, spark-ignited power systems may not continue to develop as expected.
The continued growth of the market for efficient alternative-fueled, spark-ignited power systems, including natural gas, propane and gasoline, is a key tenet of the Company’s growth strategy. The impact of diesel emission regulations is expected to increase the cost and complexity of diesel power systems, but this may not materialize to the expected extent or at all. Also, customers, or potential customers, may not substitute natural gas-, propane- and gasoline-powered power systems for diesel power systems in response to these regulations. In addition, to the extent that diesel power system manufacturers develop the ability to design and produce emission-compliant diesel power systems that are more competitive than the Company’s alternative-fueled power systems, customers and potential customers may be less likely to substitute alternative-fueled power systems for diesel power systems. Furthermore, if alternative-fueled power systems are substituted for diesel power systems, there can be no assurance that the Company’s power systems would capture any portion of the potential market increase. If the industrial OEM market generally, or more specifically any of the OEM categories that represent a significant portion of the Company’s business or in which it anticipates significant growth opportunities for its power systems, fails to develop or develops more slowly than the Company anticipates, its business could be materially adversely affected.
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
Also, a significant portion of the Company’s sales and profitability is derived from sales of products that are used in the oil and gas industry, primarily in support of operating wells. At times of severely depressed oil prices, as was experienced in the market during 2020, oil and gas producers have curtailed capital expenditures, sometimes sharply. In addition, oil and gas producers may cease or suspend production at well sites that have or are likely to become unprofitable. As a result, sales of the Company’s products could be severely impacted during periods of a prolonged depression in energy prices, which could have a material adverse effect on the Company’s results of operations. The Company estimates that as much as approximately $45.0 million and $105.0 million of its 2020 and 2019 net sales, respectively, were attributable to the sale of products used within the oil and gas industry. The potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and low rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges.
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
Technology and Intellectual Property
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
In addition, the Company cannot be certain that its products, services and power system technologies, including any intellectual property licensed from third parties for use therein or incorporated into components that it sources from its suppliers, do not, or in the future will not, infringe or otherwise violate the intellectual property rights of third parties. In the future, the Company may be subject to infringement claims that may result in litigation. Successful infringement claims against the Company could result in substantial monetary liability, require the Company to enter into royalty or licensing arrangements, or otherwise materially disrupt the conduct of the Company’s business. In addition, even if the Company prevails in the defense of any such claims, any such litigation could be time-consuming and expensive to defend or settle and could materially adversely affect its business.

Human Capital
The loss of key members of management or failure to attract and retain other highly qualified personnel could, in the future, affect the Company’s business results.
The Company’s success depends on its ability to attract, retain and motivate a highly-skilled and diverse management team and workforce. In the last six months, the Company has experienced significant leadership changes, including appointing a new Chief Executive Officer and a new Chief Financial Officer. Executive leadership transitions can be difficult to manage and could cause disruption to the Company’s business. Failure to ensure that the Company has the depth and breadth of management and personnel with the necessary skill set and experience could impede its ability to deliver growth objectives and execute its operational strategy. Competition for qualified employees among companies that rely heavily upon engineering and technology is at times intense, and the loss of qualified employees could hinder the Company’s ability to conduct research activities successfully and develop marketable products. As the Company continues to expand, it will need to promote or hire additional staff, and, as a result of increased compensation and benefit mandates, it may be difficult to attract or retain such individuals without incurring significant additional costs.
Common Stock Ownership and Stockholder Influence
Ownership of the Company’s stock is concentrated among certain current and former employees and Weichai, therefore limiting other stockholders’ ability to influence corporate matters.
As of March 12, 2021, Weichai beneficially owned 51.3% of the Company’s outstanding shares of Common Stock. Additionally, Gary S. Winemaster, the Company’s founder, former Chairman of the Board, Chief Executive Officer, and President and nonexecutive Chief Strategy Officer, beneficially owned approximately 14.5% of the Company’s outstanding shares of Common Stock, and Kenneth J. Winemaster, the Company’s co-founder and Executive Vice President, beneficially owned approximately 9.7% of the Company’s outstanding shares of Common Stock. Each of these stockholders, by virtue of their significant equity ownership in the Company, may be able to significantly influence, and, in the case of Weichai, control the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of these stockholders may not coincide with the interests of other stockholders. The concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. With the exercise of the Weichai Warrant, Weichai alone owns a majority of the outstanding shares of Common Stock and, therefore, it possesses voting control over the Company sufficient to prevent any change of control from occurring.
Weichai also maintains certain rights through its Investor Rights Agreement with the Company.
Weichai entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the SPA. The Rights Agreement provides Weichai with representation on the Company’s Board and management representation rights. Weichai currently has four representatives on the Board which constitutes the majority of the directors serving on the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e). With Weichai being the majority owner of the Company’s outstanding shares of its Common Stock, Weichai will be able to exercise control over matters requiring stockholders’ approval, including the election of the Directors, amendment of the Company’s Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
The continued delisting of its Common Stock could have a material adverse effect on the Company.
The historical failure to timely file its periodic reports with the SEC resulted in the Company not being in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC, and triggered the delisting of the Company’s Common Stock. The Company’s delisting and potential inability to remediate failures to comply with applicable NASDAQ rules to be relisted could have a material adverse effect on the Company by, among other things, reducing:
•the liquidity of its Common Stock;
•the market price of its Common Stock;
•the number of institutional and other investors that will consider investing in its Common Stock;
•the number of market makers in its Common Stock;
•the availability of information concerning the trading prices and volume of its Common Stock;

•the number of broker-dealers willing to execute trades in shares of its Common Stock;
•the Company’s ability to obtain equity financing for the continuation of its operations;
•the Company’s ability to use its equity as consideration in any merger transaction; and
•the effectiveness of equity-based compensation plans for its employees used to attract and retain individuals important to the Company’s operations.
NOLs and Future Tax Payments
The Company’s inability to generate sufficient taxable income in the future may limit the Company’s ability to use net operating loss (“NOL”) carryforwards to reduce future tax payments.
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
General Risk Factors
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
The Company sells products internationally and sources a significant amount of materials from suppliers outside of the U.S. Accordingly, the Company is subject to the political, economic and other risks that are inherent in operating a multinational company, including risks related to the following:
•general economic conditions;
•the imposition of tariffs and other import or export barriers, which could potentially disrupt the Company’s existing supply chains and impose additional costs on the Company’s business;
•trade and technology protection measures;
•compliance with regulations governing import and export activities;
•import and export duties and restrictions;
•currency fluctuations and exchange restrictions;
•transportation delays and interruptions;
•potentially adverse income tax consequences;
•political and economic instability;
•terrorist activities;
•labor unrest;
•natural disasters; and

•public health concerns including the potential negative impacts to suppliers, customers or the Company’s business as a result of the COVID-19 pandemic.
Any of these factors could have a material adverse effect on the Company’s business and results of operations.
The COVID-19 pandemic negatively impacted the Company’s business in 2020 and will likely have future impacts in 2021 and beyond. Furthermore, the extent and duration of such impacts over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus, the extent and effectiveness of containment actions taken, including mobility restrictions and work restrictions, and the impact of these and other factors on the Company’s customer base, suppliers, and general commercial activity.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
The Company’s operations are located in 10 leased facilities in the United States, totaling approximately 1.0 million square feet of floor space. The Company’s corporate headquarters is located in Wood Dale, Illinois, a suburb of Chicago.
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

Quarterly Period *	High	Low
Fiscal year ended December 31, 2020
First quarter	$13.25	$4.00
Second quarter	7.00	3.64
Third quarter	4.30	2.50
Fourth quarter	5.36	2.40

Fiscal year ended December 31, 2019
First quarter	$9.20	$6.69
Second quarter	11.49	7.03
Third quarter	10.75	6.70
Fourth quarter	7.49	3.55
As of March 12, 2021, the sale price for the Company’s Common Stock, as reported by the OTC Market, was $6.82 per share.
Holders
As of March 12, 2021, there were approximately 900 holders of record of the Company’s Common Stock.
Dividend Policy
The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends is currently restricted by the Amended and Restated Uncommitted Revolving Credit Agreement and was restricted by the Wells Fargo Credit Agreement and the indenture governing the Unsecured Senior Notes. The Company intends to retain its future earnings to support operations, to finance expansion and reduce debt.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During 2020 and 2019, the Company did not repurchase any equity securities.
Item 6.    Selected Financial Data.
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and it is not required to provide the information under this item.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the fiscal years ended December 31, 2020 and 2019, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to the Company that may cause its results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors” in this report. See also

“Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s consolidated financial statements and the related Notes included in this report.
Executive Overview
The Company designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the energy, industrial and transportation end markets with primary manufacturing, assembly, engineering, R&D, sales and distribution facilities located in suburban Chicago, Illinois and Darien, Wisconsin. The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, such as the EPA, the CARB and the MEE.
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
For 2020, net sales decreased $128.4 million, or 24%, compared to 2019, as a result of sales decreases of $73.5 million, $49.1 million, and $5.9 million in the energy, industrial, and transportation end markets, respectively. Gross margin was 14.0% and 18.3% during 2020 and 2019, respectively. Gross profit decreased during 2020 by $41.4 million compared to 2019, while operating expenses decreased by $2.5 million as compared to 2019. Interest expense decreased by $2.2 million in 2020 versus 2019. The Company recognized a loss of $1.4 million in 2019 as a result of the change in the value of the Weichai Warrant including the impact of the exercise in the second quarter of 2019. See Note 3. Weichai Transactions, included in Item 8. Financial Statements and Supplementary Data, for additional information. There was no impact from a change in the value of warrants for 2020 due to the Weichai Warrant being exercised in April 2019. Also, the Company recorded an income tax benefit of $3.7 million for 2020 versus an expense of $0.4 million for 2019. Collectively, these factors contributed to a $31.2 million increase in the net loss, which totaled $23.0 million in 2020 compared to net income of $8.2 million in 2019. Diluted loss per share was $1.00 in the 2020 period compared to diluted earnings per share of $0.38 in 2019. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $11.1 million in 2020 compared to Adjusted net income of $28.1 million in 2019. Adjusted loss per share was $0.48 in 2020 compared to Adjusted earnings per share of $1.30 in 2019. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was $3.0 million in 2020 compared to Adjusted EBITDA of $45.2 million in 2019. Adjusted net (loss) income, Adjusted (loss) earnings per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 7.
Net sales by geographic area and by end market for 2020 and 2019 are presented below:

(in thousands)	For the year ended December 31, 2020		For the Year Ended December 31, 2019
Geographic Area		% of Total		% of Total
North America	$376,276	90%	$483,302	89%
Pacific Rim	25,869	6%	39,180	7%
Europe	9,339	3%	16,562	3%
Others	6,155	1%	7,032	1%
Total	$417,639	100%	$546,076	100%

(in thousands)	For the year ended December 31, 2020		For the Year Ended December 31, 2019
End Market		% of Total		% of Total
Energy	$149,282	36%	$222,779	41%
Industrial	131,026	31%	180,111	33%
Transportation	137,331	33%	143,186	26%
Total	$417,639	100%	$546,076	100%

During 2020, the Company sold over 44,000 engines of which approximately 63% utilized propane or natural gas as their fuel source and 31% utilized gasoline. The remaining 6% of engines were dual fuel gasoline/propane, diesel and service/base engines.
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
The Company and Weichai executed the Collaboration Agreement in order to achieve their respective objectives, enhance the cooperation alliance and share experiences, expertise and resources. Among other things, the Collaboration Arrangement established a joint steering committee, permitted Weichai to second a limited number of technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement also provides for the steering committee to create various subcommittees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement had a term of three years that was set to expire in March 2020. On March 26, 2020, the Collaboration Agreement was extended for an additional term of three years. For the years ended December 31, 2020 and 2019, sales to Weichai were not material. The Company purchased $18.6 million and $4.4 million of inventory from Weichai during 2020 and 2019, respectively.
Incremental Financial Reporting, Internal Control Remediation, and Government Investigation and Other Legal Matter Expenses
Incremental financial reporting, internal control remediation and government investigation and other legal matter expenses consist of professional services fees related to the Company’s efforts to restate prior period financial statements, prepare, audit and file delinquent financial statements, and remediate internal control material weaknesses as well as fees and reserves related to Company, SEC, and USAO investigations. Since August 2016, the Company has experienced a substantial and disruptive diversion of management resources to address various accounting, financial reporting and financial issues. During that time, the Company determined that it was necessary to restate financial results for 2014 and 2015 as well as the first quarter of 2016 and, since then, has also focused on becoming timely on all of its SEC financial reporting requirements, which was achieved with the filing of the Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, the SEC and the USAO conducted investigations into the Company’s financial reporting, revenue recognition practices and related conduct. These investigations were completed and settled in September 2020 (see Note 10. Commitments and Contingencies, included in Part II. Item 8. Financial Statements and Supplementary Data, for additional information). Incremental financial reporting, internal control remediation, and government investigation and other legal matter expenses, included in the 2020 and 2019 operating results, were $15.3 million and $17.5 million, respectively.
Recent Trends and Business Outlook
Recent COVID-19 Outbreak, Oil and Gas Market Volatility, and 2021 Outlook
The COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns, and restrictions on the movement of people in the United States and abroad. These factors, in turn, have impacted and may continue to impact the Company’s operations, financial condition, and demand for its goods and services, as well as its overall ability to react timely to mitigate any further impact of the COVID-19 pandemic. In April 2020, the Company aggressively implemented contingency actions as a result of the expected significant negative impacts of these factors. The Company’s temporary cost reduction measures included:
•reduced hours of operations of the Company’s production facilities;
•reduced work week for all office employees;
•reduced pay for salaried employees between 10% and 30%, depending on the employee’s position;
•suspended the Company’s 401(k) plan match;
•deferred spending on certain R&D programs;

•implemented a hiring freeze;
•restricted all non-essential travel; and
•minimized discretionary expenses and consulting services.
The measures with regard to pay for salaried employees and the suspension of the Company’s 401 (k) match plan match were in effect through December 31, 2020. As of the date of this 2020 Annual Report, the Company continues to judiciously manage its expenses through the continuation of certain measures, including the restriction of all non-essential travel and minimized discretionary expenses and consulting services. The Company continues to review operating expenses, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives.
The full impact of the COVID-19 pandemic continues to evolve as of the date of this 2020 Annual Report.
During 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business and, in part, contributed to an overall reduction in demand for the Company’s products. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to 2019. However, since May 2020 through the date of this 2020 Annual Report, crude oil prices have increased. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. In early 2021, the Company experienced delays in its supply chain due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, has caused delivery delays to some of the Company’s customers. The Company is also experiencing inflationary cost pressures for certain materials and is working to mitigate the impact through price increases and other measures, where possible. The potential for continued disruptions, economic uncertainty, inflationary cost pressures, and unfavorable oil and gas market dynamics may have a material adverse impact that may result in the recognition of material impairments or other related charges.
The Company expects its sales and profitability for the full year of 2021 to be above 2020 levels as a result of anticipated growth across all of its end markets. As compared to 2020, the sales growth is projected to occur in the second, third and fourth quarters of 2021. Notwithstanding this positive outlook, which is being driven in part by expectations for improved economic conditions within the United States and across the Company’s various markets, the Company cautions that significant uncertainty still remains as a result of the COVID-19 pandemic.
GM 6.0L Engine Offering: The Company had an exclusive third-party agreement with GM through December 31, 2019 to purchase and distribute GM 6.0L engines to on-highway customers. With the GM announcement that it will discontinue its production of the GM 6.0L engine, the Company conducted last-time buys of this engine during 2019 and 2020, and anticipates some additional purchases during 2021, to ensure adequate supply to certain transportation customers. The Company anticipates robust sales of this product during 2021. However, with the anticipated exhaustion of its inventory for a particular customer near the end of 2021, future sales to this customer are anticipated to decline as sales of the GM 6.0L to this customer will cease. For other customers, the Company anticipates that it will have a certain stock of pre-purchased GM 6.0L engines in inventory for future sales. The Company does not have a supply agreement with GM for its successor product to the GM 6.0L engine. However, the Company is actively exploring opportunities to identify engine alternatives for this product. In relation to these last-time buys, the Company had a net positive cash impact from customer prepayments of approximately $9.3 million as of December 31, 2020.
Hyster-Yale Supply Arrangement: The Company had a multi-year supply agreement with Hyster-Yale, which ended December 31, 2018, for the supply of a range of engines at certain specified volume levels. Since the beginning of 2019, the Company has continued to supply products to Hyster-Yale while the two parties continued to negotiate a new agreement. The Company is nearing the completion of a renewed supply agreement; however, Hyster-Yale has indicated that it will be obtaining alternative supply beginning in late 2021 for several high-volume engines that the Company currently provides, including the 2.0L and 2.4L engines sourced from the Company’s supplier SAME. As a result of this, the Company expects to see a decline in sales volumes to Hyster-Yale in 2022 and 2023. The Company believes it is positioned to continue its relationship in a moderated capacity with this customer in 2023 and beyond.
Strategic Initiatives/Growth Strategies: The Company has initiated a set of business objectives aimed at improving profitability, streamlining processes, strengthening the business and focusing on achieving growth in higher-return product lines. Central to this plan is the Company’s increased emphasis on energy product offerings through new product development and investments, in addition to leveraging the Company’s relationship with Weichai. With the introduction of numerous natural gas and diesel engines in 2019 and 2020, coupled with its existing strong product lineup, despite economic disruptions related to the COVID-19 pandemic, the Company believes that it has a solid foundation to achieve long-term growth, particularly within the energy market.

Results of Operations
Results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019:

(in thousands, except per share amounts)	For the Year Ended December 31,
	2020	2019	Change	% Change
Net sales	$417,639	$546,076	$(128,437)	(24)%
Cost of sales	359,191	446,188	(86,997)	(19)%
Gross profit	58,448	99,888	(41,440)	(41)%
Gross margin %	14.0%	18.3%	(4.3)%
Operating expenses:
Research, development and engineering expenses	25,375	24,932	443	2%
Research, development and engineering expenses as a % of sales	6.1%	4.6%	1.5%
Selling, general and administrative expenses	51,744	54,115	(2,371)	(4)%
Selling, general and administrative expenses as a % of sales	12.4%	9.9%	2.5%
Amortization of intangible assets	3,053	3,638	(585)	(16)%
Total operating expenses	80,172	82,685	(2,513)	(3)%
Operating (loss) income	(21,724)	17,203	(38,927)	NM
Other expense, net:
Interest expense	5,714	7,871	(2,157)	(27)%
Loss from change in value and exercise of warrants	—	1,352	(1,352)	(100)%
Loss on debt extinguishment and modifications	497	—	497	—%
Other income, net	(1,240)	(677)	(563)	83%
Total other expense, net	4,971	8,546	(3,575)	(42)%
(Loss) income before income taxes	(26,695)	8,657	(35,352)	NM
Income tax (benefit) expense	(3,713)	409	(4,122)	NM
Net (loss) income	$(22,982)	$8,248	$(31,230)	NM

(Loss) earnings per common share:
Basic	$(1.00)	$0.38	$(1.38)	NM
Diluted	$(1.00)	$0.38	$(1.38)	NM

Non-GAAP Financial Measures:
Adjusted net (loss) income *	$(11,091)	$28,112	$(39,203)	(139)%
Adjusted (loss) earnings per share *	$(0.48)	$1.30	$(1.78)	(137)%
EBITDA *	$(12,781)	$25,327	$(38,108)	(150)%
Adjusted EBITDA *	$3,015	$45,191	$(42,176)	(93)%
NM    Not meaningful
*    See reconciliation of non-GAAP financial measures to GAAP results below
Net Sales
Net sales decreased $128.4 million, or 24%, in 2020 compared to 2019, as a result of sales decreases of $73.5 million, $49.1 million and $5.9 million in the energy, industrial, and transportation end markets, respectively. Lower energy end market sales were driven by decreased demand for the Company’s power generation products, especially those used within the oil and gas industry. The decreased sales within the industrial end market reflects lower demand for products used across a wide range of applications, with the largest decreases attributable to those products used in the material handling/forklift and arbor care markets. The decrease in transportation end market sales was primarily due to lower medium duty truck market business, in part driven by the inclusion of approximately $30 million of sales associated with the shipment of certain engines at the request of one of the Company’s customers (Freightliner) during the 2019 period, which impacted sales volume in 2020. Partly offsetting the lower transportation sales were increases in the school bus and terminal tractor markets.

Gross Profit
Gross profit decreased by $41.4 million, or 41%, to $58.4 million in 2020, compared to $99.9 million in 2019. Gross margin was 14.0% and 18.3% in 2020 and 2019, respectively. The decline in gross margin is primarily due to higher warranty expenses, unfavorable product mix and the impact of lower sales, partly mitigated by cost savings driven by reductions in the production facility workforce and other actions, as well as favorable tariff costs. For 2020, warranty costs were $19.5 million (net of supplier recoveries of $7.5 million), including an $8.7 million charge for adjustments to preexisting warranties, an increase of $9.4 million compared to warranty costs of $10.1 million (net of supplier recoveries of $3.0 million), including $2.7 million for adjustments to preexisting warranties. The increase in warranty expense in 2020 was primarily attributable to higher than expected claims experience for certain engines sold to customers primarily within the transportation end market.
Research, Development and Engineering Expenses
Research, development and engineering expenses in 2020 were $25.4 million, an increase of $0.4 million, or 2%, from 2019 levels, primarily as a result of increased spending on project activity during the year, partly offset by the impact of cost savings actions.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) decreased in 2020 by $2.4 million, or 4%, compared to 2019. The decrease was primarily due to lower financial reporting costs as a result of the completion of the restatement of the Company’s financial statements in May 2019, lower incentive compensation expense, the impact of cost savings actions, lower severance costs and lower key employee retention program costs. Partly offsetting the decline were higher legal costs related to the Company’s indemnification obligations of former officers and employees as a result of the exhaustion of its directors’ and officers’ insurance during the early part of 2020 (see additional discussion in Note 10. Commitments and Contingencies of Item 8. Financial Statements and Supplementary Data), among other items.
Interest Expense
Interest expense decreased $2.2 million to $5.7 million in 2020 from $7.9 million in 2019 largely due to lower overall interest rates on the Company’s debt in 2020, as compared to the prior year. Lower interest rates in 2020 were primarily due to refinancing the debt in April 2020. See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data for additional information.
Loss from Change in Value and Exercise of Warrants
There was no impact from a change in value of warrants for 2020 due to the Weichai Warrant being exercised in April 2019. The Company recognized a loss of $1.4 million in 2019 as a result of the change in the value of the Weichai Warrant including the impact of the exercise.
See Note 3. Weichai Transactions and Note 8. Fair Value of Financial Instruments, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Loss on Extinguishment of Debt
The Company recognized a loss on the extinguishment of debt for the year ended December 31, 2020 of $0.5 million. There was no loss on the extinguishment of debt for the year ended December 31, 2019.
See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Other Income, Net
Other income, net increased by $0.6 million in 2020 primarily due to the receipt of life insurance proceeds upon the death of a former employee, partially offset by lower equity earnings from the Company’s joint venture.
Refer to Note 15. Related Party Transactions, in Item 8. Financial Statements and Supplementary Data, for further discussion of the Company’s joint venture.
Income Tax (Benefit) Expense
The Company recorded an income tax benefit of $3.7 million in 2020, a decrease of $4.1 million, as compared to income tax expense of $0.4 million in 2019. The Company’s pretax loss was $26.7 million in 2020, compared to pretax income of $8.7 million in 2019. The increase in the tax benefit in 2020 is primarily attributable to the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in the first quarter of 2020, which allowed the Company to elect bonus depreciation for the 2018 and 2019 tax years, carryback net operating losses to earlier years, and immediately refund Alternative Minimum Tax (“AMT”) credits as well as a change in the deferred tax liability related to an indefinite-lived intangible asset. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefits associated with the pre-tax loss for 2020.
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
The Company believes that Adjusted net (loss) income, Adjusted (loss) earnings per share, EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net (loss) income is defined as net income as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance. Adjusted (loss) earnings per share is a measure of the Company’s diluted net (loss) earnings per share adjusted for the impact of special items. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of other non-cash and certain other items that do not reflect the ordinary earnings of the Company’s operations.
Adjusted net (loss) income, Adjusted (loss) earnings per share, EBITDA, and Adjusted EBITDA are used by management for various purposes, including as a measure of performance of the Company’s operations and as a basis for strategic planning and forecasting. Adjusted net (loss) income, Adjusted (loss) earnings per share, and Adjusted EBITDA may be useful to an investor because these measures are widely used to evaluate companies’ operating performance without regard to items excluded from the calculation of such measures, which can vary substantially from company to company depending on the accounting methods, the book value of assets, the capital structure and the method by which the assets were acquired, among other factors. They are not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with U.S. GAAP.
During 2020, the Company changed the presentation of certain non-GAAP financial measures to separate incremental financial reporting and government investigation expenses into: (1) incremental financial reporting, (2) internal control remediation, and (3) government investigations and other legal matters. In addition, the Company changed the presentation of non-GAAP adjustments for the comparative periods of 2019 in order to align to the current period presentation. There was no impact to Adjusted net income (loss), Adjusted earnings (loss) per share, EBITDA or Adjusted EBITDA for the year ended December 31, 2019 as a result of this change in presentation. The Company believes the updated presentation may provide more useful information to investors regarding the Company’s non-GAAP adjustments and better aligns with management’s use of the information.

The following table presents a reconciliation from Net (loss) income to Adjusted net (loss) income:

(in thousands)	For the Year Ended December 31,
	2020	2019
Net (loss) income	$(22,982)	$8,248
Changes in value of warrants [1]	—	1,352
Stock-based compensation [2]	607	988
Asset impairment charges [3]	—	1
Loss on debt extinguishment [4]	497	—
Key employee retention program [5]	—	422
Severance [6]	332	1,995
Incremental financial reporting [7]	1,783	8,783
Internal control remediation [8]	1,314	1,847
Governmental investigations and other legal matters [9]	12,193	4,476
Life insurance proceeds [10]	(930)	—
Discrete income tax items [11]	(3,905)	—
Adjusted net (loss) income	$(11,091)	$28,112

The following table presents a reconciliation from (Loss) earnings per common share – diluted to Adjusted (loss) earnings per share:

	For the Year Ended December 31,
	2020	2019
(Loss) earnings per common share – diluted	$(1.00)	$0.38
Changes in value of warrants [1]	—	0.06
Stock-based compensation [2]	0.03	0.05
Asset impairment charges [3]	—	—
Loss on debt extinguishment [4]	0.02	—
Key employee retention program [5]	—	0.02
Severance [6]	0.01	0.09
Incremental financial reporting [7]	0.08	0.41
Internal control remediation [8]	0.06	0.09
Governmental investigations and other legal matters [9]	0.53	0.20
Life insurance proceeds [10]	(0.04)	—
Discrete income tax items [11]	(0.17)	—
Adjusted (loss) earnings per share – diluted	$(0.48)	$1.30

Diluted shares (in thousands)	22,872	21,530

The following table presents a reconciliation from Net (loss) income to EBITDA and Adjusted EBITDA:

(in thousands)	For the Year Ended December 31,
	2020	2019
Net (loss) income	$(22,982)	$8,248
Interest expense	5,714	7,871
Income tax (benefit) expense	(3,713)	409
Depreciation	5,147	5,161
Amortization of intangible assets	3,053	3,638
EBITDA	(12,781)	25,327
Changes in value of warrants [1]	—	1,352
Stock-based compensation [2]	607	988
Asset impairment charges [3]	—	1
Loss on debt extinguishment [4]	497	—
Key employee retention program [5]	—	422
Severance [6]	332	1,995
Incremental financial reporting [7]	1,783	8,783
Internal control remediation [8]	1,314	1,847
Governmental investigations and other legal matters [9]	12,193	4,476
Life insurance proceeds [10]	(930)	—
Adjusted EBITDA	$3,015	$45,191
1.Amounts consist of changes in the value, including the impact of the exercise in April 2019, of the Weichai Warrant.
2.Amounts reflect non-cash stock-based compensation expense (2019 amounts excludes $0.3 million associated with the retention programs, see note 4 below).
3.Amounts reflect immaterial assets removed from service in 2019.
4.Amount represents the loss on the extinguishment of the Wells Fargo Credit Agreement and the Unsecured Senior Notes in April 2020 as further discussed in Note 6. Debt of Item 8. Financial Statements and Supplementary Data.
5.Amount represents incremental compensation costs (including $0.3 million in 2019 of stock-based compensation) incurred to provide retention benefits to certain employees.
6.Amounts represent severance and other post-employment costs for certain former employees of the Company.
7.Amounts represent professional services fees related to the Company’s efforts to restate prior period financial statements, prepare, audit and file delinquent financial statements with the SEC, as well as tax compliance matters impacted by the restatement of prior period financial statements. The amounts exclude $2.0 million and $1.2 million of recurring audit fees in 2020 and 2019, respectively.
8.Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.
9.Amounts represent professional services fees and reserves primarily related to the recently settled SEC and USAO investigations of the Company and indemnification of certain former officers and employees. The Company is obligated to pay legal costs of certain former officers and employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 10. Commitments and Contingencies of Item 8. Financial Statements and Supplementary Data, the Company fully exhausted its historical primary directors’ and officers’ insurance coverage in connection with these matters during the first quarter of 2020. The amounts include $7.1 million for 2020 related to indemnification of certain former officers and employees.
10.Amount represents a life insurance payment to the Company related to the death of a former employee.
11.Amount consists of the impact of the CARES Act and a change in the deferred tax liability related to an indefinite-lived intangible asset.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Year Ended December 31,
	2020	2019	Change	% Change
Net cash (used in) provided by operating activities	$(7,594)	$18,157	$(25,751)	(142)%
Net cash used in investing activities	(1,412)	(3,658)	2,246	(61)%
Net cash provided by (used in) financing activities	33,270	(14,550)	47,820	NM
Net increase (decrease) in cash, cash equivalents, and restricted cash	$24,264	$(51)	$24,315	NM
Capital expenditures	$(2,402)	$(3,681)	$1,279	(35)%

2020 Cash Flows
Cash Flow from Operating Activities
Net cash used in operations was $7.6 million in 2020 compared to net cash provided by operations of $18.2 million in 2019 resulting in an increase of $25.8 million in cash used in operating activities year-over-year. This was primarily due to an increase in the net loss of $31.2 million and a decrease in non-cash adjustments of $3.6 million partly offset by an increase in cash generated from working capital of $9.1 million. During 2020, working capital requirements resulted in a cash inflow of $6.2 million compared to a cash outflow of $2.9 million in 2019. The net cash inflow from working capital in 2020 was primarily due to lower accounts receivable due to collections during the year partly offset by a net decrease in accounts payable and accrued expenses.
Cash Flow from Investing Activities
Net cash used in investing activities was $1.4 million in 2020 compared to net cash used in investing activities of $3.7 million in 2019 resulting in a decrease of $2.3 million of net cash used in investing activities year-over-year. Cash flows from investing activities in 2020 primarily consisted of capital expenditures of $2.4 million compared to capital expenditures of $3.7 million in 2019. Cash used for capital expenditures in 2020 was partially offset by cash receipts from a corporate-owned life insurance policy which did not occur in 2019.
Cash Flow from Financing Activities
The Company generated $33.3 million in cash for financing activities in 2020 compared to $14.6 million in cash used by financing activities in 2019, resulting in an increase of $47.8 million in cash generated by financing activities year over year. Primary cash inflows in 2020 were $90.5 million in net borrowings of the revolving line of credit partly offset by $57.3 million related to repayments of long-term debt and financing costs. See Note 6. Debt in Item 8. Financial Statements and Supplementary Data for additional discussion. Cash used in financing activities in 2019 primarily related to net repayments of the revolving line credit of $15.1 million.
Liquidity and Capital Resources
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to the Credit Agreement with Standard Chartered, which allowed the Company to borrow up to $130.0 million, and matures on March 26, 2021. Borrowings under the Credit Agreement bear interest at either the alternate base rate or LIBOR plus 2.00%, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds to (i) repay the outstanding balance of $16.8 million under the Wells Fargo Credit Agreement, (ii) fully redeem and discharge $55.0 million in aggregate principal amount of the Unsecured Senior Notes and pay related interest, and (iii) for general corporate purposes. The Wells Fargo Credit Agreement was terminated in connection with the repayment of the outstanding balance. On April 29, 2020, the Company borrowed an additional $35.0 million under the Credit Agreement, which is the remaining portion of availability, providing the Company with greater financial flexibility. As of December 31, 2020, the Company had borrowings outstanding of $130.0 million under the Credit Agreement and a cash balance of $21.0 million. These amounts reflect a net positive cash impact from customer prepayments of $9.3 million.
As discussed further in Item 8. Note 6. Debt, the Credit Agreement includes financial covenants which were effective for the Company beginning with the six months ended June 30, 2020. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Credit Agreement. For the six months ended June 30, 2020 and the nine months ended September 30, 2020, the Company did not meet the defined minimum EBITDA requirement. A breach of the financial covenants under the Credit Agreement constitutes an event of default. On December 28, 2020, the Company entered into the First Amendment to Credit Agreement and Limited Waiver (the “Amendment”) to the Credit Agreement. The Amendment waived the financial covenant defaults noted herein and, among other things, removed the 60-day extension option, amended the calculation of the interest coverage ratio and minimum EBITDA and adjusted the interest coverage ratio and minimum EBITDA levels. The $130 million aggregate commitment amount of the Credit Agreement, maturity date of March 26, 2021, and applicable interest rate of the Credit Agreement remained unchanged.
In connection with the Amendment, the Company also entered into the Shareholder’s Loan Agreement between the Company and Weichai. Pursuant to the Shareholder’s Loan Agreement, Weichai has established an unsecured and uncommitted loan facility in favor of the Company in a maximum principal amount of $130.0 million. The Shareholder’s Loan Agreement matures on April 20, 2021. Loans may be made to the Company pursuant to the Shareholder’s Loan Agreement at Weichai’s sole discretion. The proceeds of any loans made under the Shareholder’s Loan Agreement shall be used to repay existing obligations under the Credit Agreement. Any potential borrowings under the Shareholder’s Loan Agreement would bear interest at an annual rate equal to LIBOR plus 3.50% per annum.

In March 2021, the Company entered into an Amended and Restated Uncommitted Revolving Credit Agreement between the Company and Standard Chartered, as administrative agent. The Amended and Restated Uncommitted Revolving Credit Agreement continues to allow the Company to borrow up to $130.0 million and matures on March 25, 2022. Under the Amended and Restated Uncommitted Revolving Credit Agreement, Standard Chartered has the right to demand payment of any and all outstanding borrowings and other amounts outstanding under the Amended and Restated Uncommitted Revolving Credit Agreement at any point in time at its discretion. In connection with the execution of the Amended and Restated Uncommitted Revolving Credit Agreement, the Company entered into the First Amended and Restated Shareholder’s Loan Agreement, that is an amendment to the agreement originally executed with Weichai in December 2020. The First Amended and Restated Shareholder’s Loan Agreement provides the Company with access to $130.0 million of credit solely for purposes of repaying outstanding borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement. The First Amended and Restated Shareholder’s Loan Agreement expires on April 25, 2022. The Amended and Restated Uncommitted Revolving Credit Agreement provides Standard Chartered with a power of attorney (“POA”) to submit a borrowing request to Weichai under the First Amended and Restated Shareholder’s Loan Agreement if the Company fails to submit a borrowing request within five business days of receiving a request from Standard Chartered. As of December 31, 2020, the Company had $130.0 million outstanding under the Credit Agreement. See Note 6. Debt for further information regarding the terms and conditions of the Company’s debt agreements.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the Amended and Restated Uncommitted Revolving Credit Agreement as it becomes due. Management currently plans to seek additional liquidity from its current or other lenders before March 25, 2022. There can be no assurance that the Company will be able to successfully complete a refinancing on acceptable terms or repay this outstanding indebtedness when required or if at all.
Additionally, due to the onset of the COVID-19 pandemic in early 2020, the global economy experienced substantial turmoil including impacts from the world financial markets which have experienced a period of significant volatility and overall declines. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, crude oil prices declined considerably during 2020 compared to the end of 2019. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company did not experience significant supply chain interruptions or material cancellations of orders during 2020, the Company did see a decline in orders and lower volumes compared to the prior year. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact that may result in the recognition of impairments or other related charges. Moreover, the full impact of the COVID-19 pandemic on the Company’s operations and liquidity continues to evolve.
Due to uncertainties surrounding the Company’s future ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
Off-Balance Sheet Arrangements
At December 31, 2020, the Company had six outstanding letters of credit totaling $2.3 million. See Item 8. Financial Statements and Supplementary Data, Note 10. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
Revenue Recognition
The Company determines the amount of revenue to be recognized through the following steps:
•identification of the contract, or contracts with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies the performance obligations.
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
The Company performs its annual impairment test using the discounted cash flow method which involves the Company’s management making estimates with respect to a variety of factors that will significantly impact the future performance of the business, including the following:
•future volume projections;
•estimated margins on sales;
•estimated growth rate for SG&A costs;
•future effective tax rate; and
•weighted-average cost of capital (“WACC”) used to discount future performance of the Company.
Because these estimates form a basis for the determination of whether or not the impairment charge should be recorded, these estimates are considered to be critical accounting estimates. The Company completed its 2020 annual impairment test as of October 1, 2020 and concluded that there were no impairments. See Note 1. Summary of Significant Accounting Policies and Other Information, included in Item 8. Financial Statements and Supplementary Data for further discussion.
As of December 31, 2020, the Company has $29.8 million of goodwill. Significant adverse changes to the Company’s business environment and future cash flows could cause the recognition of impairment charges, which could be material, in future periods. As a result of the ongoing COVID-19 pandemic and its impacts on the global economy, it is reasonably possible that the Company will continue to be adversely impacted which may result in the recognition of material goodwill impairment charges.
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
If actual results are not consistent with the assumptions used, the Company could experience an impairment triggering event and be exposed to losses that could be material. As a result of the ongoing COVID-19 pandemic and its impacts on the global economy, it is reasonably possible that the Company will continue to be adversely impacted which may result in the recognition of material impairment charges related to its long-lived assets.
Warranty
The Company offers a standard limited warranty on the workmanship of its products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the EPA and/or the CARB and are generally longer than the Company’s standard warranty on certain emission-related products. The Company’s products may also carry limited warranties from suppliers. The Company’s warranties generally apply to engines fully manufactured by the Company and to the modifications the Company makes to supplier base products. Costs related to supplier warranty claims are often times borne by the supplier and passed through to the end customer. The Company estimates and records a liability and related charges to income for its warranty program at the time products are sold to customers. Estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold. The Company’s warranty liability is generally affected by failure rates, repair costs and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. As of December 31, 2020, the Company had warranty reserves of $31.5 million.
The Company records adjustments to preexisting warranties for changes in its estimate of warranty costs for products sold in prior fiscal years in the period in which it is determined that actual costs may differ from the Company’s initial or previous estimates. Such adjustments typically occur when new information received by the Company indicates claims experience deviates from historical and expected trends. During 2020, the Company recognized a charge for adjustments to preexisting warranties of $8.7 million compared to a charge of $2.7 million in 2019.
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
As of December 31, 2020 and 2019, the Company recorded a deferred tax asset valuation allowance of $48.1 million and $41.7 million, respectively. Although the Company believes that its approach to estimates and judgments as described herein is reasonable, actual results could differ, and the Company may be exposed to increases or decreases in income taxes that could be material. See Note 11. Income Taxes, included in Item 8. Financial Statements and Supplementary Data, for additional information regarding the deferred tax valuation allowance.
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
Wood Dale, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness and maintain sufficient liquidity to fund its business activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition from Significant Supply Agreements
As more fully described in Note 2. to the consolidated financial statements, the Company recognized revenue from significant supply agreements with two customers of $70.0 million for the year ended December 31, 2020. The Company also had contract liabilities of $46.4 million related to these significant supply agreements as of December 31, 2020. The contracts executed under these two significant supply agreements included complex revenue recognition considerations. Additionally, during 2020, the Company began licensing its technology to a third-party manufacturer to produce and certify certain products purchased through these contracts, which required additional consideration to determine if the Company remained the principal in the contract.
We identified revenue recognition from contracts executed under these significant customer supply agreements as a critical audit matter. Significant judgment was required to determine the performance obligations within the contracts, when control of the performance obligations transfers to the customer, and whether the Company is a principal or agent in satisfying the performance obligations. Auditing these aspects involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including specialized skill and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
a.Evaluating the appropriateness of management’s revenue recognition accounting policies and practices applied to these significant supply agreements.
b.Examining the terms of the contracts executed under the significant supply agreements, including the licensing contract with the third-party manufacturer, and evaluating management’s judgment about:
i.whether contract promises represented performance obligations
ii.when control of each performance obligation transfers to the customer and
iii.whether the Company was a principal or agent in satisfying the performance obligations.
c.Testing a sample of revenue transactions for each contract to evaluate whether the revenue recognized and contract liabilities recorded were consistent with management’s accounting policies and practices.
d.Utilizing personnel with specialized skill and knowledge in evaluating complex revenue transactions to evaluate the application of management’s revenue recognition accounting policies and generally accepted accounting principles specifically related to the identification of performance obligations, the timing of when control of the performance obligation transfers to the customer and whether the Company was a principal or an agent in satisfying the performance obligations in these significant supply agreements.
Transportation Accrued Product Warranty
As more fully described in Note 1. to the consolidated financial statements, the Company’s consolidated accrued product warranty balance was $31.5 million as of December 31, 2020, which included the transportation accrued product warranty covering new products launched in recent years. The Company offers a standard limited warranty on the workmanship of its products. The Company estimates and records a liability and related charges to income for its warranty program at the time products are sold to customers. These estimates are established using historical warranty claims information including failure rates, repair costs and timing of failures. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Previous estimates are adjusted as actual warranty claims data becomes available.
We identified the transportation accrued product warranty liability as a critical audit matter. Auditing management’s estimates and assumptions to determine the transportation accrued product warranty liability involved especially challenging auditor judgment due to the limited availability of historical warranty claims information for new transportation products launched in recent years.
The primary procedures we performed to address this critical audit matter included:
a.Evaluating the reasonableness of management’s assumptions to estimate the future warranty claims for the recently developed and launched transportation products by:
i.Comparing assumptions used to estimate the transportation accrued product warranty to those of a similar product line for periods when historical claims are not available, including assessing reasonableness of the similarity of such products by understanding their nature and intended use.
ii.Comparing the current transportation product warranty claims estimates to the prior year estimates and investigating significant differences.
iii.Analyzing the trends from historical transportation product sales and claims received from those sales to evaluate changes in the failure rates, repair costs and timing of failures for more recent sales of products and verifying that these trends are reasonably incorporated in management’s current estimates.
b.Testing the completeness and accuracy of the underlying historical warranty claims information used to estimate future warranty claims.
c.Testing the mathematical accuracy of management’s calculation of the transportation product warranty.
d.Analyzing current period warranty claims data for indicators that historical trends may not be indicative of future warranty claims for the same transportation products.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018.
Chicago, Illinois

March 30, 2021

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$20,968	$3
Restricted cash	3,299	—
Accounts receivable, net of allowances of $3,701 and $3,561 as of December 31, 2020 and December 31, 2019, respectively	60,148	104,515
Income tax receivable	3,708	1,055
Inventories, net	108,213	108,839
Prepaid expenses and other current assets	6,351	8,110
Total current assets	202,687	222,522
Property, plant and equipment, net	20,181	23,194
Intangible assets, net	10,319	13,372
Goodwill	29,835	29,835
Other noncurrent assets	20,955	24,749
TOTAL ASSETS	$283,977	$313,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,547	$75,835
Current maturities of long-term debt	310	195
Revolving line of credit	130,000	39,527
Other accrued liabilities	77,619	66,030
Total current liabilities	239,476	181,587
Deferred income taxes	886	1,105
Long-term debt, net of current maturities	781	55,657
Noncurrent contract liabilities	3,181	17,998
Other noncurrent liabilities	33,556	28,828
TOTAL LIABILITIES	$277,880	$285,175

STOCKHOLDERS’ EQUITY
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 and 23,117 shares issued; 22,892 and 22,857 shares outstanding at December 31, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	157,262	156,727
Accumulated deficit	(149,894)	(126,912)
Treasury stock, at cost, 225 and 260 shares at December 31, 2020 and December 31, 2019, respectively	(1,294)	(1,341)
TOTAL STOCKHOLDERS’ EQUITY	6,097	28,497
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$283,977	$313,672
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	For the Year Ended December 31,
	2020	2019
Net sales	$417,639	$546,076
Cost of sales	359,191	446,188
Gross profit	58,448	99,888
Operating expenses:
Research, development and engineering expenses	25,375	24,932
Selling, general and administrative expenses	51,744	54,115
Amortization of intangible assets	3,053	3,638
Total operating expenses	80,172	82,685
Operating (loss) income	(21,724)	17,203
Other expense, net:
Interest expense	5,714	7,871
Loss from change in value and exercise of warrants	—	1,352
Loss on debt extinguishment and modifications	497	—
Other income, net	(1,240)	(677)
Total other expense, net	4,971	8,546
(Loss) income before income taxes	(26,695)	8,657
Income tax (benefit) expense	(3,713)	409
Net (loss) income	$(22,982)	$8,248

Weighted-average common shares outstanding:
Basic	22,872	21,512
Diluted	22,872	21,530
(Loss) earnings per common share:
Basic	$(1.00)	$0.38
Diluted	$(1.00)	$0.38
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2018	$19	$119,724	$(135,160)	$(3,161)	$(18,578)
Net income	—	—	8,248	—	8,248
Stock-based compensation expense	—	1,248	—	—	1,248
Common stock issued for stock-based awards, net	—	(2,309)	—	1,820	(489)
Issuance of common stock to Weichai	4	38,064	—	—	38,068
Balance at December 31, 2019	$23	$156,727	$(126,912)	$(1,341)	$28,497
Net loss	—	—	(22,982)	—	(22,982)
Stock-based compensation expense	—	535	—	72	607
Common stock issued for stock-based awards, net	—	—	—	(25)	(25)
Balance at December 31, 2020	$23	$157,262	$(149,894)	$(1,294)	$6,097
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
	2020	2019
Cash (used in) provided by operating activities
Net (loss) income	$(22,982)	$8,248
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of intangible assets	3,053	3,638
Depreciation	5,147	5,161
Change in value and exercise of warrants	—	1,352
Stock-based compensation expense	607	1,248
Amortization of financing fees	1,594	698
Deferred income taxes	(1,452)	457
Loss on extinguishment of debt	497	—
Other adjustments, net	(209)	277
Changes in operating assets and liabilities:
Accounts receivable, net	44,611	(18,095)
Inventory, net	(382)	(3,977)
Prepaid expenses and other assets	3,958	17,125
Accounts payable	(44,161)	(9,494)
Accrued expenses	11,106	13,948
Other noncurrent liabilities	(8,981)	(2,429)
Net cash (used in) provided by operating activities	(7,594)	18,157
Cash used in investing activities
Capital expenditures	(2,402)	(3,681)
Proceeds from corporate-owned life insurance	930	—
Other investing activities, net	60	23
Net cash used in investing activities	(1,412)	(3,658)
Cash provided by (used in) financing activities
Repayments of long-term debt and lease liabilities	(55,290)	(194)
Payments of deferred financing costs	(1,970)	(650)
Proceeds from revolving line of credit	180,298	544,146
Repayments of revolving line of credit	(89,826)	(559,232)
Proceeds from Weichai Warrant exercise	—	1,616
Other financing activities, net	58	(236)
Net cash provided by (used in) financing activities	33,270	(14,550)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,264	(51)
Cash, cash equivalents, and restricted cash at beginning of the year	3	54
Cash, cash equivalents, and restricted cash at end of the year	$24,267	$3

(in thousands)	As of December 31,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	20,968	3
Restricted cash	3,299	—
Total cash, cash equivalents, and restricted cash	$24,267	$3

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
Weichai also entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the SPA. The Rights Agreement provides Weichai with representation on the Company’s Board of Directors (the “Board”) and management representation rights. Weichai currently has four representatives on the Board, which constitutes the majority of the directors serving on the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Stock Market (“NASDAQ”) Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e).
Going Concern Considerations
In March 2021, the Company entered into an amended and restated uncommitted revolving credit agreement between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Amended and Restated Uncommitted Revolving Credit Agreement”). The Amended and Restated Uncommitted Revolving Credit Agreement continues to allow the Company to borrow up to $130.0 million and matures on March 25, 2022. Under the Amended and Restated Uncommitted Revolving Credit Agreement, Standard Chartered has the right to demand payment of any and all outstanding borrowings and other amounts outstanding under the Amended and Restated Uncommitted Revolving Credit Agreement at any point in time at its discretion. In connection with the execution of the Amended and Restated Uncommitted Revolving Credit Agreement, the Company entered into an amendment and restatement of the shareholder’s loan agreement originally executed with Weichai in December 2020 (the “First Amended and Restated Shareholder’s Loan Agreement”). The First Amended and Restated Shareholder’s Loan Agreement provides the Company with access to $130.0 million of credit solely for purposes of repaying outstanding borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement. The First Amended and Restated Shareholder’s Loan Agreement expires on April 25, 2022. The Amended and Restated Uncommitted Revolving Credit Agreement provides Standard Chartered with a power of attorney (“POA”) to submit a borrowing request to Weichai under the First Amended and Restated Shareholder’s Loan Agreement if the Company fails to submit a borrowing request within five business days of receiving a request from Standard Chartered. As of December 31, 2020, the Company had $130.0 million outstanding under the Credit Agreement. See Note 6. Debt for further information regarding the terms and conditions of the Company’s debt agreements.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement in the future. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owing under the Amended and Restated Uncommitted Revolving Credit Agreement as it becomes due. In order to provide the Company with a more permanent source of liquidity, management plans to seek an extension and amendment and/or replacement of the Amended and Restated Uncommitted Revolving Credit Agreement or additional liquidity from its current or other lenders before March 25, 2022. There can be no assurance that the Company’s management will be able to successfully complete an extension and amendment of the Amended and Restated Uncommitted Revolving Credit Agreement or obtain new financing on acceptable terms, when required or if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
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
Additionally, as discussed further below, in January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the WHO classified the COVID-19 outbreak as a global pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may continue to have a material adverse impact on the results of operations, financial position, and liquidity of the Company.
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend and amend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement in the future, and extending and amending, refinancing or repaying the indebtedness outstanding under this agreement.
Recent COVID-19 Outbreak and Oil and Gas Market Price Volatility
During 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019. However, since May 2020 and through the issuance date of these consolidated financial statements, crude oil prices have increased. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. While the Company did not experience significant supply chain interruptions or material cancellations of orders during 2020, the Company did see a decline in orders and lower volumes compared to the prior year. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders. Accordingly, challenges may have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
The Company performs its annual goodwill impairment test as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of March 31, 2020, the Company determined that a triggering event had occurred as a result of the impacts of the COVID-19 pandemic and the oil and gas market price volatility. Based on this interim assessment, the Company concluded that goodwill was not impaired as of March 31, 2020. As further discussed in Note 5., Goodwill and Other Intangibles, the Company completed its annual goodwill impairment assessment as of October 1, 2020 and concluded that goodwill was not impaired. It is reasonably possible that potential adverse impacts of the factors noted above could result in the recognition of material impairments of goodwill and other long-lived assets or other related charges in future periods as the extent and duration of the impact of the COVID-19 pandemic and resulting effect on the Company’s operations continues to evolve and remains uncertain.
The Company initiated certain contingency actions during 2020 as a result of the significant negative impacts of these factors. During 2020, the Company took actions to continue to improve its manufacturing operations which included making reductions in its production facility workforce to align with current volume trends. In addition, the Company implemented various temporary cost reduction measures, including reduced pay for salaried employees, suspension of the 401(k) match program, and deferred spending on certain research and development (“R&D”) programs, among others. Any additional cost savings initiatives or other cash actions the Company undertakes in response to the COVID-19 pandemic may not achieve the intended results and may result in other adverse impacts, which could be material. Even after the COVID-19 pandemic has subsided, the Company may continue to experience negative impacts to its business, operations and financial condition as a result of any economic recession or depression that has occurred or may occur in the future.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Year Ended December 31,
	2020	2019
Customer A	14%	13%
Customer B	11%	17%

The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of December 31,
	2020	2019
Customer A	16%	**
Customer B	**	49%
Customer C	22%	**
**    Less than 10% of the total
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Year Ended December 31,
	2020	2019
Supplier A	22%	25%
Supplier B	**	13%
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
Restricted Cash
The Company is required to maintain minimum levels of cash collateral to support the letters of credit. The cash collateral is held in a separate bank account which the Company is restricted from accessing. As discussed in Note 10. Commitments and Contingencies, the Company had outstanding letters of credit of $2.3 million and restricted cash of $3.3 million at December 31, 2020.
Research and Development
R&D expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $24.3 million and $23.3 million for 2020 and 2019, respectively.
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
Inventories consist of the following:

(in thousands)	As of December 31,
Inventories	2020	2019
Raw materials	$89,684	$90,677
Work in process	2,482	2,007
Finished goods	19,375	19,119
Total inventories	111,541	111,803
Inventory allowance	(3,328)	(2,964)
Inventories, net	$108,213	$108,839
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Year Ended December 31,
Inventory Allowance	2020	2019
Balance at beginning of period	$2,964	$5,730
Charged to expense	1,436	677
Write-offs	(1,072)	(3,443)
Balance at end of period	$3,328	$2,964
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
In evaluating goodwill for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not (i.e., there is a likelihood of more than 50%) that the Company’s fair value is less than its carrying amount. Qualitative factors that the Company considers include, but are not limited to, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify potential goodwill impairment and measures the amount of goodwill impairment it will recognize, if any.
In the quantitative goodwill impairment test, the Company compares the estimated fair value of the reporting unit with its related carrying value. If the estimated fair value exceeds the carrying amount, no further analysis is needed. If, however, the reporting unit’s estimated fair value is less than its carrying amount, the Company records an impairment for the difference between the estimated fair value and the carrying value.
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
During the first quarter of 2020, the Company considered the significant changes in the market due to the COVID-19 pandemic and the oil and gas market price volatility in performing its assessment of whether an interim impairment review was required for any reporting units and determined that a triggering event had occurred as of March 31, 2020. The Company considered both qualitative and quantitative factors in its assessment including the significant amount of headroom resulting from the prior fiscal year’s impairment test and potential changes in key assumptions, including discount rates, expected profitability and long-term growth rates, used in the last fiscal year’s impairment analysis that may have been impacted by the recent market conditions and economic events. Based on this interim assessment, the Company concluded that goodwill was not impaired as of March 31, 2020.
The Company has historically had two reporting units: PSI and Professional Power Products, Inc. (“3PI”). Due to organizational leadership changes as well as operational changes implemented at both PSI and 3PI that further consolidated and integrated operations of the reporting units, the Company concluded that there was only a single reporting unit for purposes of conducting the annual goodwill impairment test as of October 1, 2020. The single reporting unit represents the consolidated operating segment. With the change from two reporting units to one, the Company performed a quantitative goodwill impairment test immediately before and after the change. The Company determined that the estimated fair value exceeded the carrying value of immediate before and after combining the reporting units; as such, no impairment charges were recognized. It is reasonably possible that potential adverse impacts of the factors noted above that triggered an interim assessment in the first quarter of 2020 could result in the recognition of material impairments of goodwill and other long-lived assets or other related charges in future periods as the extent and duration of the impact of the COVID-19 pandemic and resulting effect on the Company’s operations continues to evolve and remains uncertain.
During the year ended December 31, 2019, the Company performed a quantitative assessment and determined that the estimated fair value of the reporting units exceeded the carrying value; as such, no impairment charges were recognized.
As a result of the recent COVID-19 pandemic and its impacts on the global economy, it is reasonably possible that the Company will be adversely impacted in future periods which may result in the recognition of material goodwill impairment charges.
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
Other Accrued Liabilities	2020	2019
Accrued product warranty	$14,928	$17,142
Litigation reserves *	3,128	5,020
Contract liabilities	47,960	26,898
Accrued compensation and benefits	3,124	6,599
Operating lease liabilities	3,793	3,789
Accrued interest expense	895	1,087
Other	3,791	5,495
Total	$77,619	$66,030
*As of December 31, 2020, litigation reserves related to various ongoing legal matters including associated legal fees. As of December 31, 2019, litigation reserves primarily consisted of accruals for the settlement of the SEC and USAO Investigations and the Federal Derivative Litigation. The Company concluded that insurance recovery was probable related to $1.9 million of the litigation reserves as of December 31, 2019, and recognized full recovery of the settlement amounts in Prepaid expenses and other current assets. See Note 10. Commitments and Contingencies for additional information.
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
Accrued product warranty activities are presented below:

(in thousands)	For the Year Ended December 31,
Accrued Product Warranty	2020	2019
Balance at beginning of year	$25,501	$23,102
Current year provision *	18,272	10,349
Changes in estimates for preexisting warranties **	8,738	2,730
Payments made during the period	(20,969)	(10,680)
Balance at end of year	31,542	25,501
Less: Current portion	14,928	17,142
Noncurrent accrued product warranty	$16,614	$8,359
*Warranty costs, net of supplier recoveries, were $19.5 million and $10.1 million for the year ended December 31, 2020 and 2019, respectively. Supplier recoveries were $7.5 million and $2.2 million for the year ended December 31, 2020 and 2019, respectively.
**Change in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. The Company’s warranty liability is generally affected by failure rates, repair costs and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. The Company recorded charges for changes in estimates for preexisting warranties of $8.7 million, or $0.38 per diluted share, and $2.7 million, or $0.13 per diluted share, for the years ended December 31, 2020 and 2019, respectively.
Revenue Recognition
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which both reduces and expands selected disclosure requirements. The principal changes expected to impact the Company’s disclosure are requirements to disclose the range and weighted average of each of the significant unobservable items and the way the weighted average of a range is calculated for items in the “table of significant unobservable inputs.” The guidance also requires disclosure of changes in unrealized gains and losses in other comprehensive income and removes requirements regarding, among other items, disclosure of the valuation process for Level 3 measurements. The Company adopted the standard effective January 1, 2020. There was no impact on the Company’s financial statements including the related notes as a result of adopting the guidance.
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

early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company adopted the standard effective January 1, 2020 on a prospective basis. There was no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows or Statement of Stockholders’ Equity as a result of the adoption.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendment allows entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance was effective upon issuance and expires after December 31, 2022. There was no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows or Statement of Stockholders’ Equity as a result of this guidance. The Company continues to monitor contracts potentially impacted by reference rate reform, including the Company’s debt agreements, and will continue to assess the potential impacts of this guidance as reference rates are updated.
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
Note 2.    Revenue
Revenue Recognition
The Company determines the amount of revenue to be recognized through the following steps:
•identification of the contract, or contracts with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies the performance obligations.
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
Timing of revenue recognition. The Company recognizes revenue related to performance obligations in its contracts with customers when control passes to the customer. Control passes to the customer when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. For the majority of the Company’s products, revenue is recognized at a point in time when the products are shipped or delivered to the customer based on the shipping terms as that is the point in time when control passes to the customer. For the years ended December 31, 2020 and 2019, the Company recognized revenue of $370.7 million and $489.0 million, respectively, related to products shipped or delivered at a point in time.
The Company also recognizes revenue over time primarily when the Company’s performance obligations include enhancing a customer-controlled asset (generally when an engine is provided by the customer), constructing an asset with no alternative future use and the Company has an enforceable right to payment throughout the period as the services are performed, or providing services over time such as an extended warranty beyond the Company’s standard warranty. The Company recognizes revenue throughout the manufacturing process when constructing an asset based on labor hours incurred because the customer receives the benefit of the asset as the product is constructed. The Company believes labor hours incurred relative to total estimated labor hours at completion faithfully depicts the transfer of control to the customer. The Company recognizes revenue related to extended warranty programs based on the passage of time over the extended warranty period. For the years ended December 31, 2020 and 2019, the Company recognized revenue of $46.9 million and $57.1 million, respectively, for products manufactured and services provided over time.
Shipping and handling costs. The Company accounts for shipping and handling costs as fulfillment costs which are recorded in Cost of sales in the Consolidated Statements of Operations. This includes shipping and handling costs incurred after control of the asset has transferred to the customer as the Company has elected the practical expedient in ASC 606.
Principal vs. agent considerations. For transactions that involve more than one party when providing goods or services to a customer, the Company determines whether it is the principal or agent in these transactions by evaluating the nature of its promise to the customer. The analysis of whether the Company is a principal or an agent in a transaction is performed for each good or services provided to the customer. The Company determines whether it controls the good or service before it is transferred to the customer by considering the following factors:
a.Whether the Company is primarily responsible for fulfilling the promise to provide the specified good or service.
b.Whether the Company has inventory risk before the specified good or service has been transferred to the customer or after transfer of control to the customer.
c.Whether the Company has discretion in establishing the price for the specified good or service.
If the Company determines that it is the principal in the transaction, it recognizes revenues at the gross transaction price for the good or service. If the Company determines that is an agent in the transaction, it recognizes revenue at the net amount of the transaction price.
The Company has two significant supply agreements with multiple performance obligations related to the sale of 6.0L engines. As a result of the Weichai ownership change in April 2019 (see additional discussion in Note 3. Weichai Transactions), the Company was required to be compliant with Phase 1 GHG standards beginning January 1, 2020 for its 6.0L and 8.8L engines. In order to address the impact of the transition of its emission regulation requirements in 2020 and 2021, the Company licensed its technology to a third-party small manufacturer to produce and certify the 6.0L gasoline engine and utilized averaging, banking, and trading compliance provisions for the sale of its 8.8L gasoline engine. As a result of outsourcing the production of the 6.0L gasoline engine, the Company considered whether it was the principal or agent in the transactions with its customers related to the 6.0L gasoline engine. With the exception of certain parts sold directly to customers, the Company concluded that it remained the principal in the transactions. The Company recognized revenue related to contracts with customers for 6.0L engines of $70.0 million in 2020.
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
Costs to obtain and fulfill a contract. The Company has elected the practical expedient to recognize incremental costs to obtain a contract (primarily commissions) as expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Year Ended December 31,
End Market	2020	2019
Energy	$149,282	$222,779
Industrial	131,026	180,111
Transportation	137,331	143,186
Total	$417,639	$546,076
The following table summarizes net sales by geographic area:

(in thousands)	For the Year Ended December 31,
Geographic Area	2020	2019
North America	$376,276	$483,302
Pacific Rim	25,869	39,180
Europe	9,339	16,562
Other	6,155	7,032
Total	$417,639	$546,076

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

(in thousands)	As of December 31,
	2020	2019
Short-term contract assets (included in Prepaid expenses and other current assets)	$547	$694
Short-term contract liabilities (included in Other accrued liabilities)	(47,960)	(26,898)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(3,181)	(17,998)
Net contract liabilities	$(50,594)	$(44,202)
During the year ended December 31, 2020 and 2019, the Company recognized $30.8 million and $6.7 million of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2019 and 2018, respectively. The increase in the contract liabilities from December 31, 2019 to December 31, 2020 is primarily related to the prepayment for 6.0L gasoline engine by a customer under a long-term supply agreement. At December 31, 2020 and 2019, the Company had a contract liability related to prepayments of 6.0L gasoline engines of $46.4 million and $38.0 million, respectively.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $50.1 million of remaining performance obligations as of December 31, 2020 primarily related to a long-term manufacturing contract with a customer and extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $46.9 million in 2021, $0.7 million in 2022, $1.0 million in 2023, $1.0 million in 2024 and $0.5 million in 2025 and beyond.

Note 3.    Weichai Transactions
In March 2017, the Company and Weichai executed the SPA in which the Company issued stock and a warrant to Weichai for aggregate proceeds of $60.0 million (the “Weichai Transactions”), composed of the following:
•2,728,752 shares of Common Stock;
•2,385,624 shares of Series B Redeemable Convertible Preferred Stock (“Series B Convertible Preferred Stock”) that was converted into 4,771,248 shares of Common Stock in November 2017; and
•the Weichai Warrant as discussed further below.
The Company used proceeds from the sale of the above securities pursuant to the SPA and borrowings under the Credit Agreement to pay off the outstanding TPG Term Loan (the “TPG Term Loan”) with TPG Specialty Lending, Inc. (“TPG”).
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
Weichai Shareholder’s Loan Agreement
In December 2020, the Company entered into the Shareholder’s Loan Agreement with Weichai. The Shareholder’s Loan Agreement was amended and restated in March 2021. See additional discussion in Note 6. Debt.
Weichai Collaboration Arrangement and Other Related Party Transactions
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. For the years ended December 31, 2020 and 2019, the Company’s sales to and outstanding receivables from Weichai were immaterial. The Company purchased $18.6 million and $4.4 million of inventory from Weichai during 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company had outstanding payables to Weichai of $4.0 million and $5.9 million, respectively.

Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of December 31,
Property, Plant and Equipment	2020	2019
Leasehold improvements	$6,725	$6,745
Machinery and equipment	43,030	41,243
Construction in progress	1,670	1,679
Total property, plant and equipment, at cost	51,425	49,667
Accumulated depreciation	(31,244)	(26,473)
Property, plant and equipment, net	$20,181	$23,194
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both December 31, 2020 and 2019 was $29.8 million. Accumulated impairment losses at both December 31, 2020 and 2019 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(25,117)	$9,823
Developed technology	700	(650)	50
Trade names and trademarks	1,700	(1,254)	446
Total	$37,340	$(27,021)	$10,319

(in thousands)	As of December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(22,236)	$12,704
Developed technology	700	(605)	95
Trade names and trademarks	1,700	(1,127)	573
Total	$37,340	$(23,968)	$13,372
Estimated future amortization expense for intangible assets as of December 31, 2020 is as follows:

(in thousands)
Year Ending December 31,	Estimated Amortization
2021	$2,535
2022	2,124
2023	1,746
2024	1,459
2025	1,219
2026 and beyond	1,236
Total	$10,319

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of December 31,
	2020	2019
Short-term financing:
Revolving credit facility	$130,000	$39,527

Long-term debt:
Unsecured senior notes	$—	$55,000
Finance leases and other debt	1,091	1,087
Unamortized debt issuance costs *	—	(235)
Total long-term debt and finance leases	1,091	55,852
Less: Current maturities of long-term debt and finance leases	310	195
Long-term debt	$781	$55,657
*    Unamortized financing costs and deferred fees on the Revolving Credit Facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs, including gross waiver fees (primarily paid to the lenders), were $1.1 million and $0.3 million at December 31, 2020 and 2019, respectively.
The Company paid $4.2 million and $6.9 million in cash for interest in 2020 and 2019, respectively.
Credit Agreement and Shareholders’ Loan Agreement
On April 2, 2020, the Company closed on its new senior secured revolving credit facility pursuant to the Credit Agreement with Standard Chartered. The Credit Agreement allows the Company to borrow up to $130.0 million and matures on March 26, 2021 with an optional 60-day extension subject to certain conditions and payment of a 0.25% extension fee. Borrowings under the Credit Agreement shall bear interest at either the alternate base rate or LIBOR plus 2.00%, and the Company is required to pay a 0.25% commitment fee on the average daily unused portion of the revolving credit facility under the Credit Agreement. The Credit Agreement is secured by substantially all of the Company’s assets and includes certain financial covenants as well as a change of control provision. On April 2, 2020, the Company borrowed $95.0 million under the Credit Agreement and utilized the funds to (i) repay the outstanding balance of $16.8 million under the Wells Fargo Credit Agreement, (ii) fully redeem and discharge $55.0 million in aggregate principal amount of the Unsecured Senior Notes and pay related interest and (iii) for general corporate purposes. The Credit Agreement was terminated in connection with the repayment of the outstanding balance. The Company recognized a loss on the extinguishment of the Wells Fargo Credit Agreement and the Unsecured Senior Notes of $0.5 million related to unamortized debt issuance costs and deferred additional debt issuance costs related to the closing of the Credit Agreement of $2.0 million.
As discussed above, the Credit Agreement includes financial covenants which were effective for the Company beginning with the six months ended June 30, 2020. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Credit Agreement. For the six months ended June 30, 2020 and the nine months ended September 30, 2020, the Company did not meet the defined minimum EBITDA requirement. A breach of the financial covenants under the Credit Agreement constitutes an event of default and, if not cured or waived, could result in the obligations under the Credit Agreement being accelerated. On December 28, 2020, the Company entered into the Amendment, which waived the financial covenant defaults noted herein and, among other things, removed the 60-day extension option, amended the calculation of the interest coverage ratio and minimum EBITDA and adjusted the interest coverage ratio and minimum EBITDA levels. The $130.0 million aggregate commitment amount of the Credit Agreement, maturity date of March 26, 2021, and applicable interest rate of the Credit Agreement remained unchanged. At December 31, 2020, the Company was in compliance with the revised covenants.
In connection with the Amendment, the Company also entered into the Shareholder’s Loan Agreement between the Company and Weichai. Pursuant to the Shareholder’s Loan Agreement, Weichai has established an unsecured and uncommitted loan facility in favor of the Company in a maximum principal amount of $100.0 million. The Shareholder’s Loan Agreement matures on April 20, 2021. Loans may be made to the Company pursuant to the Shareholder’s Loan Agreement at Weichai’s sole discretion. The proceeds of any loans made under the Shareholder’s Loan Agreement shall be used to repay existing obligations under the Credit Agreement. Any potential borrowings under the Shareholder’s Loan Agreement would bear interest at an annual rate equal to LIBOR plus 3.50% per annum.
On March 26, 2021, the Company entered into the Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered to amend and restate the Credit Agreement. The Amended and Restated Uncommitted Revolving Credit Agreement continues to allow the Company to up to $130.0 million (all of which has been fully borrowed as December 31,

2020), is uncommitted, and matures on March 25, 2022. Borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement shall bear interest at either the alternate base rate or LIBOR plus 2.70%. In addition, the Company paid fees of $1.9 million related to the Amended and Restated Uncommitted Revolving Credit Agreement, which will be deferred and amortized over the term of the Amended and Restated Uncommitted Revolving Credit Agreement. The Amended and Restated Uncommitted Revolving Credit Agreement continues to be secured by substantially all of the Company’s assets and includes financial covenants related to the Company’s financial performance for the second, third, and fourth quarters of 2021. There are no financial covenants applicable to the first quarter of 2021. The Amended and Restated Uncommitted Revolving Credit Agreement gives Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Amended and Restated Uncommitted Revolving Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Amended and Restated Uncommitted Revolving Credit Agreement grants Standard Chartered a POA to submit a borrowing request to Weichai under the amended Shareholder’s Loan Agreement (see discussion below) if the Company does not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request.
In connection with the Amended and Restated Uncommitted Revolving Credit Agreement, the Company entered into the First Amended and Restated Shareholder’s Loan Agreement with Weichai. The First Amended and Restated Shareholder’s Loan Agreement provides the Company with a $130.0 million secured subordinated loan facility that expires on April 25, 2022. Under the First Amended and Restated Shareholder’s Loan Agreement, Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement if the Company is unable to repay such borrowings. Any potential borrowings under the First Amended and Restated Shareholder’s Loan Agreement would bear interest at LIBOR plus 4.50% per annum.
See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.
The below schedule of remaining maturities of long-term debt excludes finance leases (refer to Note 7. Leases).

(in thousands)
Year Ending December 31,	Maturities of Long-Term Debt
2021	$125
2022	125
2023	117
2024	117
2025	30
Total	$514
Note 7.    Leases
Lease Policies
The Company determines if an arrangement contains a lease in whole or in part at the inception of the contract. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term while lease liabilities represent the obligation to make lease payments arising from the lease. All leases with an expected term greater than twelve months result in the recognition of a ROU asset and a liability at the lease commencement date based on the present value of the lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the lease commencement date to determine the present value of the lease payments unless the implicit rate in the lease is readily determinable. The incremental borrowing rate is determined considering factors such as the lease term, the Company’s credit standing and the economic environment of the location of the lease.
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
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between January 2021 and August 2039. For the year ended December 31, 2020 and 2019, the Company recorded lease expense of $6.6 million and $6.9 million, respectively, within Cost of sales, $0.7 million for both periods within Research, development and engineering expenses, $0.3 million for both periods within Selling, general and administrative expenses and less than $0.1 million for both periods within Interest expense in the Consolidated Statement of Operations.
The following table summarizes the components of lease expense:

(in thousands)	For the Year Ended December 31,
	2020	2019
Operating lease cost	$5,452	$5,472
Finance lease cost:
Amortization of ROU asset	208	170
Interest expense	48	49
Short-term lease cost	410	492
Variable lease cost	1,493	1,675
Total lease cost	$7,611	$7,858
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$5,405	$5,181
Operating cash flows paid for interest portion of finance leases	48	49
Financing cash flows paid for principal portion of finance leases	195	152
Right-of-use assets obtained in exchange for lease obligations
Operating leases	299	280
Finance leases	11	536
As of December 31, 2020 and 2019, the weighted-average remaining lease term was 6.2 years and 6.7 years for operating leases and 3.8 years and 4.5 years for finance leases, respectively. The weighted-average discount rate was 7.1% and 7.2% for operating leases as of December 31, 2020 and 2019, respectively, and 6.7% and 6.8% for finance leases as of December 31, 2020 and 2019, respectively.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	As of December 31,
	2020	2019
Operating lease ROU assets, net [1]	$17,104	$20,677

Operating lease liabilities, current [2]	3,793	3,789
Operating lease liabilities, non-current [3]	14,156	17,679
Total operating lease liabilities	$17,949	$21,468

Finance lease ROU assets, net [1]	$568	$777

Finance lease liabilities, current [2]	200	195
Finance lease liabilities, non-current [3]	413	617
Total finance lease liabilities	$613	$812

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
The following table presents maturity analysis of lease liabilities as of December 31, 2020:

(in thousands)
Year Ending December 31,	Operating Leases	Finance Leases
2021	$4,948	$245
2022	4,788	177
2023	3,283	103
2024	1,813	84
2025	1,851	81
Thereafter	5,548	4
Total undiscounted lease payments	22,231	694
Less: imputed interest	4,282	81
Total lease liabilities	$17,949	$613
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

Debt
The Company measures the Unsecured Senior Notes at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the revolving credit facility approximates carrying value, as it consists of short-term variable rate loans.
The fair value measurement of the Unsecured Senior Notes is defined as Level 3 in the three-level fair value hierarchy, as the inputs to their valuation are not all market observable.

(in thousands)	As of December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—

(in thousands)	As of December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$39,527	$—	$39,527	$—
Unsecured Senior Notes	54,765	—	—	54,600
Other Financial Assets and Liabilities
In addition to the methods and assumptions used for the financial instruments discussed above, accounts receivable, net, income tax receivable, and accounts payable and certain accrued expenses are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments.
Warrants
The following table summarizes changes in the estimated fair value of the Company’s warrant liability:

(in thousands)	December 31, 2019
Balance at beginning of year	$35,100
Change in value of warrants *	1,352
Settlement of warrants	(36,452)
Balance at end of year	$—
*     The change in value of the warrant liability is presented in Loss from change in value and exercise of warrants in the Company’s Consolidated Statements of Operations. The change in value for the year ended December 31, 2019 includes the impact of Weichai exercising the warrant in April 2019.
Note 9.    Defined Contribution Plans
As of December 31, 2019, the Company made contributions of $1.1 million to the plans and recorded a liability of $0.5 million for 2019 contributions. During 2020, the Company made contributions of $0.8 million (primarily related to the contribution for 2019). As a result of the COVID-19 pandemic, the Company implemented certain cost savings measures beginning in April 2020 which included, among other things, the discontinuation of the Company’s 401(k) match through December 31, 2020. The 401(k) match was reimplemented effective January 1, 2021.
Note 10.    Commitments and Contingencies
Legal Contingencies
The legal matters discussed below and others could result in losses, including damages, fines, civil penalties and criminal charges, which could be substantial. The Company records accruals for these contingencies to the extent the Company concludes that a loss is both probable and reasonably estimable. Regarding the matters disclosed below, unless otherwise disclosed, the Company has determined that liabilities associated with these legal matters are reasonably possible; however, unless otherwise stated, the possible loss or range of possible loss cannot be reasonably estimated. Given the nature of the litigation and investigations and the complexities involved, the Company is unable to reasonably estimate a possible loss for all such matters until the Company knows, among other factors the following:
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
Federal Derivative Litigation
In February 2017, Travis Dorvit filed a putative stockholder derivative action in the U.S. District Court for the Northern District of Illinois, captioned Dorvit v. Winemaster, et al., No. 1:17-cv-01097 (N.D. Ill.) (the “Dorvit Action”), against certain of the Company’s current and former officers and directors. The complaint asserted claims for breach of fiduciary duty and unjust enrichment arising from the same matters at issue in the consolidated case captioned Guinta v. Power Solutions International, Inc., No. 1:16-cv-09599 (N.D.Ill.), which had alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), arising from public filings, press releases and conference calls between February 2014 and February 2017, and which was settled in May 2019 (hereinafter, the Giunta Action). In April 2018, Michael Martin filed a second putative stockholder derivative action, captioned Martin v. Winemaster, et al., No. 18-CV-2386 (N.D. Ill.) (the “Martin Action”), in the same court against certain of the Company’s current and former officers and directors. In July 2018, the court consolidated the Martin Action and the Dorvit Action.
In July 2018, the plaintiffs in the consolidated Dorvit and Martin Actions filed an amended consolidated complaint (the “Second Amended Complaint”) against certain of the Company’s current and former officers and directors, who are indemnified by the Company as to their legal fees and defense costs. The Second Amended Complaint asserts claims for breach of fiduciary duty, unjust enrichment, corporate waste and failure to hold an annual stockholders’ meeting, and it seeks an unspecified amount of damages, an order compelling the Company to hold an annual stockholders’ meeting and an award of costs, including reasonable attorneys’ fees and expenses. In April 2019, the parties reached an agreement in principle to settle the litigation for approximately $1.9 million (“Settlement Amount”), half of which will be used to pay certain defense costs on behalf of the Company, and the remaining half of which the plaintiffs sought as an award of their attorneys’ fees and expenses in connection with the benefit conferred by the settlement. The settlement was approved by the court in August 2019 over two objections, including from the plaintiffs in the McClenney Action (defined below). Plaintiffs in the McClenney Action appealed the court’s order approving the settlement. In February 2020, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court’s approval of the settlement. The deadline for the plaintiffs in the McClenney Action to seek further review in the U.S. Supreme Court elapsed in July 2020 and the settlement is a final judgement. The Company’s insurers made a payment of half of the Settlement Amount in September 2019 toward the fulfillment of the plaintiff’s award of attorneys’ fees and expenses, and the insurers allocated the remaining half of the Settlement Amount toward the payment of certain defense costs consistent with the terms of the settlement. The Company had accrued for the settlement in Other accrued liabilities and for the full insurance recovery of the Settlement Amount in Prepaid expenses and other current assets as of December 31, 2019.
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
Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the Court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge which has been scheduled for early April 2021. The stay remains in place through the scheduled settlement conference. The parties have engaged in preliminary settlement discussions in advance of the settlement conference. As of December 31, 2020, the Company recorded an estimated liability of $0.3 million related to the potential settlement of this matter.
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

Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company has disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast has subsequently clarified its claim for past royalties owed to be approximately $4.5 million. Arbitration is anticipated to occur in the Fall of 2021; however, the Company has engaged in preliminary settlement negotiations with Mast. As of December 31, 2020, the Company had recognized an estimated liability of $1.5 million within Other accrued liabilities related to the potential settlement of this matter.
Indemnification Agreements
Under the Company’s bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. As a result of cumulative legal fees and settlements previously paid, the Company fully exhausted its primary directors’ and officers’ insurance coverage of $30.0 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that will occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. The Company accrues for such costs as incurred within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2020, the Company incurred $7.1 million of costs related to these indemnification obligations. At this time, the Company is not able to estimate the impact of these obligations due to the actions ongoing; however, the impact may be material to the Company’s results of operations, financial condition, and cash flows.
At the end of June 2020, the Company entered into a new directors’ and officers’ liability insurance policy. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments
Letters of Credit
At December 31, 2020, the Company had six outstanding letters of credit totaling $2.3 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.3 million at December 31, 2020 related to these letters of credit.
Supply Agreements
In October 2019, the Company entered into an addendum (the “Addendum”) to a supply agreement (the “Supply Agreement”), dated December 11, 2007, with a key supplier. The Addendum extends the Supply Agreement to December 31, 2023 with automatic annual extensions thereafter unless notice of termination is provided. The Addendum extends the Company’s exclusivity for the prescribed territory, but carves out of the restriction the competing engine products supplied by General Motors Company and Weichai. The Company committed to maximize sales and service opportunities on both the key supplier and Weichai engine products, recognizing their different value proposition and target markets. The Addendum also updates the minimum product purchase commitments for the period 2019 through 2023 to $40.0 million per year, subject to reductions based on market declines in oil prices and defined prescribed payments to the key supplier triggered by shortfalls in purchases made by the Company during each annual calendar period. The Company made product purchases of $19.0 million and $47.2 million in 2020 and 2019, respectively.
Given the significant decline in oil prices in early 2020 and the impact on demand for many of the Companies products, the Company did not meet the minimum purchase commitments for 2020. As of December 31, 2020, the Company accrued a liability of $0.4 million related to the 2020 purchasing shortfall. Given the ongoing impacts of the COVID-19 pandemic on the Company and the global economy, the Company continues to monitor and evaluate the impact of potential future purchase volume reductions.

Note 11.    Income Taxes
Income tax (benefit) expense was as follows:

(in thousands)	For the Year Ended December 31,
	2020	2019
Current tax benefit
Federal	$(2,299)	$(238)
State	25	91
Foreign	13	99
Total current tax benefit	$(2,261)	$(48)

Deferred tax (benefit) expense
Federal	$(1,710)	$329
State	258	128
Total deferred tax (benefit) expense	(1,452)	457
Total tax (benefit) expense	$(3,713)	$409
The Company made net cash payments for income taxes of $0.2 million in 2020 while it received net cash refunds for income taxes of $0.3 million in 2019.
A reconciliation between the Company’s effective tax rate on income (loss) before income taxes and the statutory tax rate is as follows:

(in thousands)	For the Year Ended December 31,
	2020		2019
	Amount	Percent	Amount	Percent
Income tax (benefit) expense at federal statutory rate	$(5,606)	21.0%	$1,818	21.0%
State income tax, net of federal benefit	(1,979)	7.4%	618	7.1%
Non-deductible warrant expense	—	—%	284	3.3%
Other permanent differences	(185)	0.7%	46	0.5%
Research and development tax credits	(551)	2.1%	(715)	(8.3)%
Other tax credits	(555)	2.1%	1	—%
Tax reserve reassessment	(7)	—%	25	0.3%
Impact of CARES Act	(1,390)	5.2%	—	—%
Change in valuation allowance	6,348	(23.8)%	(2,696)	(31.1)%
Return adjustment	213	(0.8)%	752	8.7%
Stock-based compensation	104	(0.4)%	279	3.2%
Other, net	(105)	0.4%	(3)	—%
Income tax (benefit) expense	$(3,713)	13.9%	$409	4.7%
For the year ended December 31, 2020, the Company recognized a pretax loss of $26.7 million. For the year ended December 31, 2019, the Company recognized pretax income of $8.7 million, which included $1.4 million of permanently excludable loss associated with the change in the valuation and exercise of the Weichai Warrant.
The Company generates R&D tax credits as a result of its R&D activities, which reduce the Company’s effective income tax rate. In general, these credits are general business credits and may be carried forward up to 20 years to be offset against future taxable income.

Significant components of deferred income tax assets and liabilities consisted of the following:

(in thousands)	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$19,167	$16,389
Research and development credits	4,982	4,398
Other state credits	3,372	1,922
Inventory	2,693	1,718
Allowances and bad debts	1,356	1,009
Accrued warranty	8,441	6,344
Accrued wages and benefits	240	1,294
Other accrued expenses	1,789	1,393
Stock-based compensation	223	205
Capitalized research and development costs	210	486
163(j) disallowed interest	2,305	1,688
Intangible amortization	1,357	1,855
Contract liabilities	3,307	3,583
Operating lease liability	4,934	5,989
Other	612	356
Total deferred tax assets	54,988	48,629
Valuation allowance	(48,056)	(41,709)
Total deferred tax assets, net of valuation allowance	$6,932	$6,920

Deferred tax liabilities:
ROU operating lease asset	$(4,545)	$(5,652)
Tax depreciation in excess of book depreciation on property, plant and equipment	(3,273)	(2,373)
Total deferred tax liabilities	$(7,818)	$(8,025)

Net deferred tax liability	$(886)	$(1,105)
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
The Company evaluated the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As a result of this evaluation, the Company concluded that the negative evidence outweighed the positive evidence and that a full valuation allowance should be maintained against its net deferred tax assets as of December 31, 2020 and 2019. The Company’s net deferred tax liability of $0.9 million and $1.1 million as of December 31, 2020 and 2019, respectively, represents the deferred tax liability related to indefinite-lived assets which cannot serve as a source of income for the realization of deferred tax assets.
As of December 31, 2020, the Company has, on a tax-effected basis, $8.4 million in R&D and state tax credit carryforwards which begin to expire in 2021. The Company has $13.2 million and $6.0 million of federal and state (tax effected, net of federal tax benefit) net operating loss carryforwards that are available to offset taxable income in the future. The federal and state net operating loss carryforwards begin to expire in 2037 and 2026, respectively. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock and Weichai becoming the owner of 51.5% of the outstanding shares of the Company’s Common Stock, at that time. The Company believes that this constituted an “ownership change” as defined in Section 382 of the Internal Revenue Code. Consequently, all pre-ownership change tax attributes are subject to an annual Section 382 limitation. Based on the current estimated annual Section 382 limitation, the Company believes all tax attributes subject to Section 382 will be utilized prior to their expiration dates, if any.
The change in unrecognized tax benefits excluding interest and penalties were as follows:

(in thousands)	For the Year Ended December 31,
	2020	2019
Balance at beginning of year	$1,430	$1,421
Additions based on tax positions related to the current year	103	144
Reductions for tax positions of prior years	(102)	(135)
Balance at end of year	$1,431	$1,430
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax expense. As of December 31, 2020 and 2019, the amount accrued for interest and penalties was not material. The Company reflects the liability for unrecognized tax benefits as Other noncurrent liabilities in its Consolidated Balance Sheets. The amounts included in “reductions for tax positions of prior years” represent decreases in the unrecognized tax benefits relating to expiration of the statutes during each year shown.
As of December 31, 2020, the Company believes the liability for unrecognized tax benefits, excluding interest and penalties, could decrease by an immaterial amount in 2021 due to lapses in the statute of limitations. Due to the various jurisdictions in which the Company files tax returns, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2021, but the amount cannot be estimated.
With few exceptions, the major jurisdictions subject to examination by the relevant tax authorities and open tax years, stated as the Company’s fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2014	to	2020
U.S. States	2013	to	2020
Canada	2018	to	2020
The Company is currently under federal income tax audit for tax years 2014, 2015 and 2016. The Company is currently under Illinois income tax audit for tax years 2013 and 2014.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Among the changes to the U.S. federal income tax rules, the CARES Act modified net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, restored 100% bonus depreciation for qualified improvement property, increased the limit on the deduction for net interest expense and accelerated the time frame for refunds of alternative minimum tax credits. The Company’s ability to carryback the net operating losses to earlier years is expected to result in a tax benefit of $2.2 million. There is no net impact to the Company’s deferred tax assets due to the full valuation allowance.

Note 12.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2018	19,067	429	18,638
Net shares issued for stock awards	—	(169)	169
Shares issued to Weichai *	4,050	—	4,050
Balance as of December 31, 2019	23,117	260	22,857
Net shares issued for stock awards	—	(35)	35
Balance as of December 31, 2020	23,117	225	22,892
Preferred Stock
The Company is authorized to issue 5,000,000 shares of Preferred stock, par value $0.001 per share. The Preferred stock may be designated into one or more series as determined by the Board. As of December 31, 2020, the Board had authorized two series of Preferred stock. At December 31, 2020 and 2019, there were no shares of Preferred stock outstanding.
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
As of December 31, 2020, the Company had 408,734 shares available for issuance of future awards. To date, the Company’s granted awards have generally been either RSAs or SARs.
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
Both SAR awards and RSA grants are time-based awards that generally vest over a 2 to 3-year vesting schedule (except grants to members of the Board which have a 1-year vesting schedule). SAR awards generally have a term of 10 years. Compensation expense for recipients of these time-based awards is recognized on a straight-line basis over the vesting period from the date of grant. The Company accounts for forfeitures as they occur rather than apply an estimated forfeiture rate. Stock-based compensation expense is primarily recorded is Selling, general and administrative expenses in the Consolidated Statements of Operations.
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

The following table represents stock-based compensation expense and the related income tax benefits:

(in thousands)	For the Year Ended December 31,
	2020	2019
Stock-based compensation expense	$607	$1,248
Income tax benefit	$104	$279
SAR Awards
The Company granted 50,000 and 9,000 SAR awards in 2020 and 2019, respectively. The assumptions used for determining the fair value of the SARs included the following:

	For the Year Ended December 31,
	2020	2019
Market closing price of the Common Stock	$4.83	$7.00
Exercise price	$4.83	$7.30
Risk-free interest rate	1.8%	2.5%
Estimated price volatility	71.9%	77.8%
Expected term	7.00 years	6.51 years
Dividend yield	—%	—%
Weighted average fair value	$3.28	$4.89
SAR activity consisted of the following:

Number of Shares under SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	138,020	$9.66	8.05	$89
Granted	9,000	7.30		—
Exercised	—	—		—
Forfeited	(7,334)	9.81		—
Expired	(9,616)	10.70		—
Outstanding at December 31, 2019	130,070	9.41	7.21	11
Granted	50,000	4.83		—
Exercised	—	—		—
Forfeited	—	—		—
Expired	(4,500)	11.25		—
Outstanding at December 31, 2020	175,570	8.06	7.04	—

Exercisable at December 31, 2019	86,736	$10.33	5.91	$5
Exercisable at December 31, 2020	119,569	$9.00	6.46	$—
The total fair value of SARs that vested during 2020 and 2019 was $0.2 million and $0.1 million, respectively. Unrecognized compensation expense related to SARs as of December 31, 2020 and 2019 was $0.1 million and $0.2 million, respectively. As of December 31, 2020, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 1.7 years.

Restricted Stock Awards
Restricted stock activity consisted of the following:

	Shares	Weighted-Average Grant Date Fair Value
December 31, 2018	259,286	$12.25
Granted	48,000	9.72
Forfeited	(11,226)	14.16
Vested	(230,374)	9.83
Balance as of December 31, 2019	65,686	$18.58
Granted	12,500	4.49
Forfeited	—	—
Vested	(40,814)	12.92
Balance as of December 31, 2020	37,372	$20.05
The total grant date fair value of restricted stock that vested during 2020 and 2019 was $0.5 million and $2.3 million, respectively. Unrecognized compensation expense related to RSAs as of December 31, 2020 and 2019 was $0.5 million and $0.9 million, respectively. As of December 31, 2020, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 2.3 years.
Note 14.    Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted-average common shares outstanding during the year. Diluted earnings (loss) per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings (loss) per share for 2020 and 2019.
The Company issued warrants that represent the right to purchase shares of Common Stock, SARs and RSAs, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 3. Weichai Transactions for additional information on the Weichai Warrants and Note 13. Stock-Based Compensation for additional information on the SARs and the RSAs.
The computations of basic and diluted earnings (loss) per share are as follows:

(in thousands, except per share basis)	For the Year Ended December 31,
	2020	2019
Numerator:
Net (loss) income – basic and diluted	$(22,982)	$8,248

Denominator:
Shares used in computing net income (loss) per share
Weighted-average common shares outstanding - basic	22,872	21,512
Effect of dilutive securities	—	18
Weighted-average common shares outstanding – diluted	22,872	21,530

(Loss) earnings per common share
(Loss) earnings per share of common stock – basic	$(1.00)	$0.38
(Loss) earnings per share of common stock – diluted	$(1.00)	$0.38
The aggregate number of shares excluded from the diluted earnings (loss) per share calculations because they would have been anti-dilutive were 0.2 million and 1.4 million shares in 2020 and 2019, respectively.

Note 15.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the Weichai SPA, Shareholder’s Loan Agreement and Collaboration Agreement.
Transactions with Joint Ventures
MAT-PSI Holdings, LLC
In December 2012, the Company and MAT Holdings, Inc. (“MAT”) entered into an agreement to create MAT-PSI Holdings, LLC (“MAT-PSI”), which was intended to be a holding company of its 100% Chinese wholly-owned foreign entity, referred to as Green Power. The Company invested $0.9 million for its 50% share of MAT-PSI, which was formed to manufacture, assemble and supply natural gas, gas and alternative-fueled power systems to Chinese and Asian forklift customers. The venture established a production facility in Dalian and also sourced base engines from a local Chinese factory. As MAT-PSI was not profitable, the venture was closed in 2017; however, the Company had previously been in dispute with Green Power related to the wind up of the joint venture and outstanding receivables. On March 29, 2021, the Company executed a settlement agreement with MAT and Green Power which resolved the dispute. The final settlement agreement did not have a material impact on the Company’s consolidated financial statements.
Doosan-PSI, LLC
In 2015, the Company and Doosan Infracore Co., Ltd. (“Doosan”), a subsidiary of Doosan Group, entered into an agreement to form Doosan-PSI, LLC. The Company invested $1.0 million to acquire 50% of the venture, which was formed to operate in the field of developing, designing, testing, manufacturing, assembling, branding, marketing, selling, distributing and providing support for industrial gas engines and all components and materials required for assembly of the gas engines to the global power generation market outside of North America and South Korea. In the fourth quarter of 2019, Doosan and the Company agreed to wind down and dissolve the joint venture. This is expected to be completed in 2021.
Joint Venture Operating Results
The Company’s investments in joint ventures are accounted for under the equity method of accounting. The Company’s Consolidated Statement of Operations included income from these investments of $0.3 million in 2020 related to the Company’s portion of the joint ventures earnings for the year. In 2019, the earnings were $0.7 million. The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, because of the previously reported material weaknesses in internal control over financial reporting described below.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
As a result of management’s review of the Company’s financial and accounting records and the other work completed by the management team and its advisers, management concluded that, as of December 31, 2020, the Company had material weaknesses relating to certain internal controls. These material weaknesses are summarized below, and remediation efforts completed or underway are outlined in the “Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting” section below. These material weaknesses were previously reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and have been updated, as necessary, to reflect the control environment as of December 31, 2020.
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
As of December 31, 2020, the Company did not maintain an effective control environment, primarily attributable to the following identified material weaknesses:
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
Control Activities
As of December 31, 2020, the material weaknesses described above contributed to the control activity level material weaknesses described below:
Revenue Accounting: The Company did not maintain effective policies, procedures or controls to ensure that revenue recognition criteria were met prior to recognizing sales transactions. Specifically, the Company did not do the following:
▪timely or accurately communicate terms of newly entered contracts with customers to the accounting department and
▪perform adequate review and approval controls for recording manual revenue entries, including revenue-related reserves (such as sales allowances).
Reserves and Accruals: The Company did not have sufficiently defined procedures or controls to ensure consistent recognition of accrued liabilities and reserve balances, including, but not limited to, excess and obsolete inventory and warranty reserves.
Period-End Close/Accounting Documentation: The Company did not maintain effective procedures or controls in aggregate over the period-end financial close and reporting process to enable timely reporting of complete and accurate financial information. Specifically, it lacked controls to define financial statement review thresholds, consistently review journal entries prior to posting, review procedures related to taxes and inventory in-transit, and consistently prepare, approve and retain adequate supporting documentation for balance sheet account reconciliations.
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
Data Maintenance: The Company did not have defined procedures or controls, in aggregate, to validate the completeness and accuracy of information maintained, input or edited within master and transaction files, including, but not limited to, customer and vendor master files, employee data files, perpetual inventory records, and stock compensation agreements. Additionally, the Company did not have compensating controls to review and validate the underlying data maintained.
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
Since 2017, the Company has either replaced or appointed new Board and Audit Committee members, a Chief Executive Officer, a Chief Financial Officer, a Chief Commercial Officer, a Chief Information Officer and a Vice President, Internal Audit. These changes, along with the actions of these individuals and other senior management, have collectively improved the tone of integrity, transparency and support of the Company’s updated Code of Business Conduct and Ethics.
The Company has updated its Code of Business Conduct and Ethics and has initiated an ongoing training program to help ensure employees understand and comply with the Code. The Company continues to enhance the program to provide extensive communications and training to employees across the entire organization regarding the importance of integrity and accountability.
The Company has established a process to identify and address internal control weaknesses throughout the control environment.

Skillset and Competency:
The Company continues to assess the level of and technical skills in the IT function to support the design and implementation of ITGCs. The IT function has been reorganized under the leadership of a new Chief Information Officer who reports to the Chief Executive Officer. The Company has recently hired an IT Security lead and is actively recruiting for certain technical IT positions. The Company has continued to supplement a portion of the IT resources with temporary resources to assist with performing certain technical IT activities and controls.
Segregation of Duties:
•The Company has established standards governing the segregation of incompatible duties across the organization.
•The Company has implemented a technical upgrade to its Enterprise Resource Planning System (“ERP System”) and is redesigning system access roles across the Company to improve the segregation of incompatible duties.
•The Company is designing various processes and controls to adequately segregate job responsibilities and system access throughout the organization and to implement applicable mitigating internal controls.
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
Revenue Accounting:
•The Company is designing and implementing policies and procedures to ensure that critical inputs affecting the accuracy and timeliness of revenue recognition and related reserves and sales allowances are communicated to the accounting department on a timely basis.
•The Company has established and has begun implementing improved review and approval controls across the Company to ensure that revenue, including that of nonroutine revenue transactions, is recognized consistently in accordance with the terms of the contracts with customers and U.S. GAAP.
•The Company has developed and is in the process of implementing sales transaction review procedures to review certain key transaction attributes.
Reserves and Accruals:
The Company is in the process of enhancing controls over the review and approval of key reserves and accruals, including, warranty reserves, sales allowances and excess and obsolete inventory.
Period-End Close/Accounting Documentation:
•The Company has designed and is implementing procedures and controls over the period-end close process and related documentation including, but not limited to, period-end checklists, review and approval of journal entries, taxes, inventory in-transit, account roll forwards and reconciliations, general-ledger account maintenance and financial statement analysis / thresholds.
Information Technology:
•The Company has reconstructed its ITGC framework to focus on controls that mitigate key financial reporting risks.
•The Company has designed and is implementing controls over access, change management and IT operations to ensure that access rights are restricted to appropriate individuals, and that data integrity is maintained via effective change management controls over system updates and the transfer of data between systems.
•The Company is re-designing its ERP System to further improve and automate ITGC’s as well as other business process application controls.
Data Maintenance:
•The Company is designing and implementing procedures and controls to appropriately identify and assess changes made to data repositories that could significantly impact data integrity and the internal control framework, including, but not limited to, (i) creating centralized, complete and accurate data repositories, (ii) maintaining customer and vendor master files, employee data files, perpetual inventory records, inventory physical and cycle counts, and stock compensation agreements (iii) communicating an enterprise data management policy and record retention policy.

•The Company is developing procedures to ensure the completeness and accuracy of the data used in the design and operation of internal controls.
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
Conclusion
As a result of the material weaknesses described above, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was ineffective.
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
Changes in Internal Control over Financial Reporting
As previously disclosed under “Item 9A – Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, management concluded that its internal control over financial reporting was not effective based on the material weaknesses identified.
As of December 31, 2020, the Company has completed remediation of its previously reported Policies and Procedures, Complex and Nonroutine Transactions, and Capitalization material weaknesses:
Policies and Procedures:
▪The Company has issued a revised delegation of authority policy that appoints tiered approvers based upon risk and materiality of the transaction and trained employees on the revised policy.
▪The Company has identified a central repository to maintain all the Company’s policies, is providing training to users and is developing a framework to establish responsibility and accountability for executing and monitoring policies and procedures, including updating policies for new accounting pronouncements and guidance.
▪The Company has issued critical accounting policies, a policy for record retention, and IT policies. Additionally, the Company continues to update and reissue its IT policies and procedures.
▪The Company continues to create a culture of continuous improvement and design a framework for management to proactively and openly self-identify, document, reassess, report and remediate policies, procedures and control issues.
Complex and Nonroutine Transactions:
The Company defined policies, procedures and controls to identify and determine the appropriate accounting treatment for certain complex and nonroutine transactions, including, but not limited to, identification of reporting units and triggering events that could impact the assessment of potential impairments of property, plant and equipment, intangibles and goodwill, accounting for debt transactions, purchase accounting for business combinations and lease classification.
Capitalization:
The Company has implemented a policy over fixed assets and capitalization. Considering the materiality of capitalized assets, and continuing control improvements, management has determined that this area no longer constitutes a material weakness.
Other than the ongoing remediation efforts described above and the remediation of the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference herein from the 2021 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2020. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
See also Information about the Company’s Executive Officers in Part I of this Annual Report on Form 10-K.
The Company has adopted a code of business conduct and ethics that is applicable to its directors, officers and employees and is available on its website under the "Governance Documents/Committee Charters" tab within the "Governance" subsection of the "Investors" section of its website at https://investors.psiengines.com/committee-chartersgovernance-documents. The Company intends to include on its website any amendments to, or waivers from, a provision of the code of ethics that applies to its principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition contained in Item 406(b) of Regulation S-K.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference herein from the 2021 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2020. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference herein from the 2021 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2020. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference herein from the 2021 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2020. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference herein from the 2021 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2020. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
2.1	†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213
2.2		Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944
3.1		Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543
3.2		Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944
3.3		Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944
3.4		Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944
4.1		Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944
10.1	††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213
10.2	††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944
10.3	††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944
10.4	††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944
10.5		Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944
10.6		Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944
10.7		Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944
10.8		First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.9		Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944
10.10	†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944
10.11		Asset Purchase Agreement dated as of May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944
10.12		Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944
10.13		Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944
10.14	†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944
10.15		Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944
10.16	††	Employment Agreement, dated June 15, 2017, by and between Power Solutions International, Inc. and John P. Miller.	8-K/A	10.1	06/21/2017	001-35944
10.17	††	Employment Agreement, dated November 28, 2017, by and between Power Solutions International, Inc. and Kenneth Winemaster.	8-K	10.1	12/04/2017	001-35944
10.18		Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944
10.19		Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944
10.20		First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944
10.21		Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944
10.22	††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944
10.23		First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944
10.24		Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944
10.25		Employment Agreement, dated as of February 15, 2021, between the Company and Lance Arnett	8-K	10.1	02/16/2021	001-35944
10.26		Separation Agreement and Release, dated as of February 15, 2021, between the Company and John P. Miller	8-K	10.2	02/16/2021	001-35944
10.27	* ††	Description of Long-Term Incentive Plan
21.1	*	Subsidiaries of Power Solutions International, Inc.
23.1	*	Consent of BDO USA, LLP
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
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
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2021.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Donald P. Klein
Name:	Donald P. Klein
Title:	Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2021.

Signature	Title

/s/ Lance Arnett	Chief Executive Officer
Lance Arnett	(Principal Executive Officer)

/s/ Donald P. Klein	Chief Financial Officer
Donald P. Klein	(Principal Financial and Accounting Officer)

/s/ Shaojun Sun	Chairman of the Board and Director
Shaojun Sun

/s/ Xinghao Li	Director
Xinghao Li

/s/ Guogang Wu	Director
Guogang Wu

/s/ Sidong Shao	Director
Sidong Shao

/s/ Kenneth W. Landini	Director
Kenneth W. Landini

/s/ Frank P. Simpkins	Director
Frank P. Simpkins

/s/ Hong He	Director
Hong He