Form 10-K/A
period 2020-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2021-04-30
CIK 1137091

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

As of April 19, 2021, there were 22,892,413 outstanding shares of the Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2020 of Power Solutions International, Inc. (“PSI” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original 10-K”) to include the information required by Items 10 through 14 of Part III (the “Part III Disclosure”) of the Original 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment to the Annual Report on Form 10-K (“2020 Annual Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that may cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements.

The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation: the factors discussed in Item 1A. Risk Factors in the Original 10-Ks; the impact of the ongoing COVID-19 pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the SEC and the United States Attorney’s Office for the Northern District of Illinois (the “USAO”); variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC and the criminal division of the USAO, which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.

The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The following table and biographical summaries set forth, with respect to each member of the Board of Directors for the Company (the “Board”) as of April 19, 2021, his committee membership, his age, the year in which he first became a director of the Company, and whether or not Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd (herein collectively referred to as “Weichai”) designated such director to serve on the Board pursuant to the Investor Rights Agreement (as described in the “Related Person Transactions” section in this Amendment) entered into by the Company and Weichai:

Name	Position	Committee	Age	Director Since	Weichai Designee
Shaojun Sun, Ph.D.	Chairman of the Board	Compensation; Nominating	55	2017	Yes
Xinghao Li	Director	Nominating (Chair)	35	2020	Yes
Sidong Shao	Director		40	2020	Yes
Kenneth W. Landini	Director	Audit	64	2001	No
Guogang Wu	Director	Compensation (Chair)	42	2019	Yes
Frank P. Simpkins	Director	Audit (Chair); Nominating	58	2017	No
Hong He	Director	Audit; Compensation	52	2019	No

Shaojun Sun, Ph.D.	Age: 55	Chairman of the Board PSI Committees: • Compensation • Nominating

Biography: Dr. Sun has served as the Company’s Chairman of the Board since April 1, 2017. In addition, he is a member of the Compensation Committee and Nominating and Governance Committee (the “Nominating Committee”).

Dr. Sun is currently a Director of Weichai Group Holdings Limited, a multi-field and multi-industry international group which owns six business segments of powertrain, intelligent logistics, automotive, construction machinery, luxury yacht, and finance & after-services (“Weichai Group”). Dr. Sun has been an Executive Director since December 2002 and Executive President since October 2007 of Weichai Power Co., Ltd., a publicly traded company on the Hong Kong Stock Exchange and the Shenzhen Stock Exchange and leading global designer and manufacturer of diesel engines (“Weichai Power”), as well as Chairman of Shandong Weichai Import and Export Co., Ltd., a wholesale distributor of industrial machinery and equipment. On January 1, 2019, Dr. Sun was appointed a Director of Ballard Power Systems Inc., a publicly-traded company on the NASDAQ and Toronto Stock Exchanges that builds fuel cell products. Dr. Sun joined Weifang Diesel Engine Factory in 1988 and held various supervisory positions as a Chief Engineer of Weifang Diesel Engine Factory, and Director of Torch Automobile Group Co., Ltd.

Dr. Sun holds a Master’s degree from Beihang University and a Doctorate degree in Engineering from Tianjin University. Dr. Sun serves on the Board as a Weichai designee.

Dr. Sun brings to the Board extensive managerial experience and leadership gained through his executive roles at leading engine manufacturers.

Xinghao Li	Age: 35	PSI Committees: • Nominating (Chair)

Biography: Mr. Li has served as a director of the Company since 2020. Since January 19, 2021, he has been the Chair of the Nominating Committee.

Mr. Li is currently General Counsel and Head of Legal Affairs and Compliance Department of Weichai Power, a publicly traded company on the Hong Kong Stock Exchange and the Shenzhen Stock Exchange, and General Counsel and Head of Legal Affairs and Compliance Department of the Weichai Group. He has held both positions since January 2020. Previously, Mr. Li held the position of Secretary of the Board of Directors of Ferretti S.p.A., a multinational yacht building company from August 2015 to December 2019. He was also the Secretary of the Board of Directors of Ferretti International Holdings S.p.A., the parent company of Ferretti S.p.A., from August 2015 to December 2019. Mr. Li has been serving as a director of Ferretti International Holding S.P.A. and Ferretti S.P.A. since April 4, 2020. Also, he was appointed as the Chairman of the supervisory board of Weichai Lovol Heavy Industries Co. Ltd. on January 3, 2021 and was appointed as a supervisor of Hengtian Kama Co., Ltd., a publicly traded company on the Shanghai Stock Exchange, on January 9, 2021. He has experience assisting boards of directors and executive officers in significant merger and acquisition and initial public offerings projects. Mr. Li also has experience in coordinating between boards and shareholders.

He holds a Bachelor’s degree in Law from the Law School of China University of Political Science and Law. Mr. Li also has a Master’s degree in Law from the Law School of Central University for Nationalities. Mr. Li serves on the Board as a Weichai designee.

Mr. Li brings to the Board skills, experience and qualifications in business and corporate law, his legal expertise and his familiarity with the construction machinery and engine businesses.

Sidong Shao	Age: 40	PSI Committees: • None

Biography: Mr. Shao has served as a director of the Company since 2020.

Mr. Shao is the President and Chairman of the Board of Directors of Weichai America Corp. (“Weichai America”), which focuses on researching, developing and manufacturing a full line of off-road natural gas engines and engine components. Weichai America is a wholly owned subsidiary of Weichai Power Co., Ltd., a publicly traded company on the Hong Kong Stock Exchange and the Shenzhen Stock Exchange. From May 2012 to April 2018, Mr. Shao was President of Weichai Westport Inc., a joint venture between Weichai Power and Westport Fuel Systems Inc., a publicly traded company on the NASDAQ and Toronto Stock Exchanges, that manufactures and sells alternative-fuel engines for automobiles, heavy-duty trucks, power generation and shipping applications.

He has a Bachelor’s degree in Industrial Energy and Power Engineering from Shandong University. Mr. Shao also holds a Master’s degree in Power Engineering from Tianjin University and a Masters of Business Administration degree from Missouri State University. Mr. Shao serves on the Board as a Weichai designee.

Mr. Shao brings to the Board in-depth executive leadership experience in manufacturing engines.

Kenneth W. Landini	Age: 64	PSI Committees: • Audit

Biography: Mr. Landini has served as a director of the Company since 2001 and assisted in the development and growth of the business of the Company since 1985. Mr. Landini is a member of the Audit Committee. From August 7, 2017 to January 19, 2021, Mr. Landini was the Chair of the Compensation Committee. He also served as a member of the Nominating Committee from April 2017 to January 19, 2021.

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

He holds a Bachelor of Arts degree from Albion College and is a licensed Certified Public Accountant in the state of Michigan. Mr. Landini qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial audit experience gained from his tenure as a partner at a certified public accounting and consulting firm.

Mr. Landini brings to the Board an in-depth knowledge and understanding of the Company’s business and operations, having served as Vice President of Finance for one of the Company’s subsidiaries.

Guogang Wu	Age: 42	PSI Committees: • Compensation (Chair)

Biography: Mr. Wu has served as a director of the Company since August 20, 2019. Since January 19, 2021, he has been the Chair of the Compensation Committee.

Since February 2021, Mr. Wu has served in a finance planning and analysis role at Beijing Bytedance Network Technology Co., Ltd. Prior to that, Mr. Wu served as the Chief Financial Officer, International Business of Weichai Group, an affiliate of Weichai America Corp., from 2014 to January 2021. Mr. Wu joined Weichai Group in 2012 and previously served as Senior Manager, International Business. Prior to joining Weichai Group, Mr. Wu was employed at PricewaterhouseCoopers in various roles of increasing seniority from 2003 until 2012.

Mr. Wu earned a Bachelor’s degree in International Business in July 2000 and a Master’s degree in Management in March 2003 from School of Management, University of Science and Technology Beijing, China. Mr. Wu serves on the Board as a Weichai designee.

Mr. Wu brings to the Board substantial experience from leadership positions in the industrial engine sector.

Frank P. Simpkins	Age: 58	PSI Committees: • Audit (Chair) • Nominating

Biography: Mr. Simpkins has served as a director of the Company since July 13, 2017. Since January 19, 2021, he has been the Chair of the Audit Committee. Mr. Simpkins is also a member of the Nominating Committee.

Mr. Simpkins has over 25 years of executive management and financial experience. From June 2016 to December 2016, he served as Chief Financial Officer of Emerson Network Power, part of Emerson Electric Co., a publicly-traded company on the New York Stock Exchange (the “NYSE”). From 2006 to 2015, Mr. Simpkins served as Vice President and Chief Financial Officer of Kennametal Inc., a publicly-traded company on the NYSE and a global leader in the design and manufacture of engineered components, advanced materials and cutting tools. Prior to that role, Mr. Simpkins held various positions within Kennametal since 1995. Prior to Kennametal, he worked as a Manager for PricewaterhouseCoopers from 1986 to 1995. Mr. Simpkins serves on the Board of Trustees at Seton Hill University, Greensburg and previously served on the Board of Trustees of Pennsylvania State University, New Kensington.

He holds a Bachelor of Science degree in Accounting from Pennsylvania State University. Mr. Simpkins qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial public-company reporting experience gained from his roles as Chief Financial Officer during his career.

Mr. Simpkins brings to the Board significant management experience, as well as his experience as a Chief Financial Officer.

Hong He	Age: 52	PSI Committees: • Audit • Compensation

Biography: Mr. He has served as a director of the Company since November 14, 2019. Mr. He is a member of the Audit and Compensation Committees.

Mr. He has served as Associate Director, Financial Planning & Analysis for CytomX Therapeutics (“CytomX”), a NASDAQ-listed biotechnology company, since February 2021, and previously served as a Consultant to CytomX beginning in February 2020. Previously, Mr. He served as Director of Finance and Reporting for Blackthorn Therapeutics, a clinical-stage biotechnology company, from June 2019 to December 2019. Prior to that, Mr. He served as the Head of Finance at GenapSys, Inc. from 2018 until May 2019. From 2014 until 2018, Mr. He was the finance director of SciClone Pharmaceuticals, Inc., a NASDAQ-listed specialty pharmaceutical company with main operations in China. From January to June 2014, Mr. He served as Vice President of Finance and the Controller of Augmedix, Inc., a privately held technology-enabled medical documentation company. From October 2011 to December 2013, Mr. He was employed as Vice President of Finance at Baidu Leho.com, a private company backed by Baidu, a NASDAQ-listed company.

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

Mr. He brings to the Board substantial financial and managerial experience gained through leadership roles at public companies.

Executive Officers

The following table sets forth certain information with respect to the Company’s executive officers as of April 19, 2021.

Name	Age	Executive Officer Since	Present Position with the Company
Lance Arnett	50	2021	Chief Executive Officer
Donald P. Klein	47	2018	Chief Financial Officer
Kenneth J. Winemaster	56	2017	Executive Vice President
Jason C. Lin	67	2019	Chief Quality Officer
C. (Dino) Xykis	62	2021	Chief Technical Officer

The narrative descriptions below set forth the employment and position with the Company, principal occupation and education for each of the Company’s six current executive officers.

Lance Arnett was appointed as the Company’s Chief Executive Officer and President effective February 15, 2021.

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

Donald P. Klein has served as the Chief Financial Officer since January 19, 2021 and as the Principal Accounting Officer since May 14, 2018.

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

Prior to joining the Company, Mr. Winemaster attended Michigan State University.

Jason C. Lin was appointed as the Chief Quality Officer on March 15, 2021 after serving as Chief Technical Officer since June 2019. His role as Chief Quality Officer includes the oversight of the Company’s Total Quality System, including setting up corporate wide quality structure, processes and organizations, including the central quality group and each related functional area; building close loop measures and continuously improving processes with selected tools, and reducing warranty expenses and increasing customer satisfaction. Mr. Lin served as a member of the Company’s Board from May 2017 until June 2019. From 2009 to July 2016, Mr. Lin served as Chief Executive Officer and President of Société Internationale des Moteurs Baudouin, a France-based marine engine manufacturing subsidiary of Weichai Power Co., Ltd., a publicly traded company on the Hong Kong Stock Exchange and the Shenzhen Stock Exchange. During this tenure, he also served as an Executive Technical Director and adviser to the Chairman of Weichai Power Co., Ltd. From February 2001 to July 2006, Mr. Lin was employed by International Truck and Engine Corporation, a truck, bus and diesel engine manufacturer subsidiary of NYSE-listed Navistar International Corporation, in engineering management positions. Earlier in his career, Mr. Lin was employed in engineering positions by Cummins Engine Company, a NYSE-listed company and worked in Japan for Komatsu-Cummins Engine Company as Vice President.

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

Mr. Xykis holds a Bachelor’s degree in Structural Engineering, a Master’s degree in Vibration/Dynamics, and a PhD. in Structural/Applied Mechanics from the University of Minnesota, Minneapolis.

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

To the Company’s knowledge, including PSI’s review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2020, all Section 16(a) filing requirements were satisfied on a timely basis, except the following reports for Gary Winemaster: one Form 4 filed in March 2020 (reporting eleven transactions), one Form 4 due in June 2020 (reporting two transactions), one Form 4 due in October (reporting one transaction), one Form 4 due in October (reporting one transaction), two Form 4s due in November (each reporting one transaction), three Form 4s due in December (the first Form 4 reporting five transactions; the second and third Form 4s each reporting one transaction). No reasons were given for the late filings.

CORPORATE GOVERNANCE

Audit Committee

The Company has a separately designated Audit Committee. Each member of the Audit Committee is financially literate and the Board has determined that each of Mr. Simpkins, the chair of the Audit Committee, and Mr. He and Mr. Landini qualify as an “Audit Committee Financial Expert” as defined in applicable SEC rules because he or she, as applicable, meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The Board has determined that each of Mr. Simpkins, Mr. Landini and Mr. He meets the independence requirements for audit committee members under NASDAQ rules.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that applies to all of PSI’s employees, officers and directors, including those officers responsible for financial reporting. The code of ethics is available on the Company’s website at www.psiengines.com under “Investors” and then “Governance.”

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

The named executive officers for the year ended December 31, 2020 were:

•	Lance M. Arnett, Chief Executive Officer, Former Chief Commercial Officer;

•	Kenneth J. Winemaster, Executive Vice President;

•	John P. Miller, Former Chief Executive Officer and President; and

•	Charles F. Avery, Jr., Former Chief Financial Officer.

Executive Team Transitions

Chief Executive Officer Transition

As previously disclosed, effective February 15, 2021 (the “Retirement Date”), Mr. Miller retired as Chief Executive Officer and President and Lance Arnett, who previously served as the Company’s Chief Commercial Officer, was promoted to Chief Executive Officer as his successor. In connection with Mr. Miller’s retirement from the Company, Mr. Miller and the Company entered into a Separation Agreement and Release, effective the Retirement Date (the “Separation Agreement”). Pursuant to the Separation Agreement and the retirement of Mr. Miller, he is entitled to receive (a) a lump-sum cash severance payment of $360,000, (b) subject to his election to receive continued group health plan coverage under COBRA, continued coverage at active-employee rates for up to 12 months after the Retirement Date, and (c) a cash payment of $36,000 under the long-term incentive plan (“LTI”) at the same time other LTI participants are paid, but in no event later than December 31, 2021.

Mr. Miller continues in a transition support role on an as-needed basis until the earlier of 90 days following the Retirement Date or such date as the transition period is terminated pursuant to his Separation Agreement. Subject to his compliance with the terms of the Separation Agreement, Mr. Miller is entitled to receive a transition fee of $30,000 payable every 30 days during the Transition Period. The Separation Agreement contains a release of the Company by Mr. Miller and mutual non-disparagement provisions. Mr. Miller also agreed that the confidentiality, non-competition and non-solicitation provisions in his current employment agreement with the Company will remain in effect. Finally, Mr. Miller agreed to cooperate with, and make himself reasonably available to, the Company for a period ending twelve months following termination of the transition period in order to assist with the transition of his duties at a rate of $250 per hour plus expenses.

Chief Financial Officer Transition

As previously disclosed, Mr. Avery resigned as Chief Financial Officer and Donald P. Klein was appointed to serve as the Company’s Interim Chief Financial Officer, each effective July 20, 2020 (“Resignation Date”). Mr. Avery transitioned to a consulting role for the Company and entered into a Consulting Agreement and Release, effective on the Resignation Date (the “Consulting Agreement”). Pursuant to the Consulting Agreement Mr. Avery is entitled to receive (a) a cash severance payment of $300,000 in 12 equal monthly installments of $25,000, (b) subject to his election to receive continued group health plan coverage under COBRA, continued coverage at active-employee rates for up to 12 months after the Resignation Date, (c) a cash payment of $155,979.59 under the Company’s Key Performance Indicator (“KPI”) plan for 2019 (and if a KPI plan had been in place for 2020, a prorated bonus through July 20, 2020), and (d) a cash payment of $15,000 for transition services.

The Consulting Agreement also provides that Mr. Avery will assist a transition support role on an as-needed basis until the earlier of 90 days following the Resignation Date or such date as the transition period is terminated pursuant to his Consulting Agreement. Subject to compliance with the terms of the Consulting Agreement, Mr. Avery is entitled to receive a consulting fee of $25,000 payable every 30 days during the transition period. The Consulting Agreement contains a release of the Company by Mr. Avery and mutual non-disparagement provisions. Mr. Avery also agreed that the confidentiality, non-competition and non-solicitation provisions in his current employment agreement with the Company will remain in effect. Finally, Mr. Avery agreed to cooperate with, and make himself reasonably available to, the Company for a period ending twelve months following termination of the transition period in order to assist with the transition of his duties and financial matters with which he has knowledge at a rate of $250 per hour plus expenses.

Summary Compensation Table

The table below summarizes our named executive officers’ compensation for the services rendered to the Company, in all capacities, for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary	Bonus[1]	Option/SAR Awards[2]	All Other Compensation[3]	Total
Lance M. Arnett[4] Chief Executive Officer and Former Chief Commercial Officer	2020	$287,542	$33,500	$164,000	$414	$485,456

Kenneth J. Winemaster Executive Vice President	2020 2019	278,958 325,000	32,500 227,387	— —	14,094 14,094	325,552 567,481

John P. Miller[4] Former Chief Executive Officer and President	2020 2019	283,500 360,000	36,000 274,949	— —	1,188 1,188	320,688 636,137

Charles F. Avery, Jr.[5] Former Chief Financial Officer	2020 2019	150,269 300,000	— 155,980	— —	399,482 18,374	549,752 474,354

(1)

The amounts reported for Messrs. Arnett, Winemaster and Miller in this column for 2020 represent their 2020 Long-Term Incentive (“LTI”) Plan amounts. The amounts reported for Winemaster, Miller and Avery in this column for 2019 represent their Key Performance Indicator (“KPI”) bonus amounts.

(2)

The amount reported in the “Option/SAR Awards” column in 2020 for Mr. Arnett reflects the grant date fair value of an award of 50,000 stock appreciation right (“SAR”), effective April 7, 2020, calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. See Note 13, Stock-Based Compensation, to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2020, filed with the SEC on March 30, 2021, for the assumptions made in determining this value.

(3)

The reported amounts for 2020 in the “All Other Compensation” column include (i) for Messrs. Arnett and Miller: life insurance premiums; (ii) for Mr. Winemaster: (a) $774 in life insurance premiums and (b) $13,320 in automobile-related payments; and (iii) for Mr. Avery: (a) $7,313 for automobile-related payments, (b) $419 for life insurance premiums, (c) $1,750 for 401(k) matching contributions, (d) $300,000 in severance benefits, (e) $75,000 in consulting fees and (f) a $15,000 payment for transition services. Items (d) through (f) are described in more detail above under “Executive Team Transitions.”

(4)	Mr. Miller retired from his position as Chief Executive Officer and President and Mr. Arnett was promoted from Chief Commercial Officer to Chief Executive Officer, each effective February 15, 2021.
(5)	Mr. Avery resigned from his position as Chief Financial Officer effective July 20, 2020.

Employment Agreements with Named Executive Officers

As disclosed above, Mr. Arnett was promoted on February 15, 2021 and entered into an employment agreement with the Company at that time that superseded his prior employment agreement as Chief Commercial Officer.

Mr. Arnett’s employment agreement provides that he will receive (a) an annual salary of $400,000 per year, which will increase to $425,000 per year on August 15, 2021; (b) an annual incentive bonus under the Company’s KPI, with a target 60% of his base salary or as generally determined by the Company; (c) a bonus under the Company’s LTI plan with a target of 60% of his base salary or as generally determined by the Company; (d) subject to approval of the Compensation Committee, an award of 80,000 SARs pursuant to the Company’s 2012 Incentive Compensation Plan, with a strike price determined at the time grant, and with vesting to occur in equal installments, subject to Mr. Arnett’s continuous service, on each of the first four anniversaries of the effective date, subject to his continued employment; (e) an automobile allowance of $1,200 per month; (f) up to $20,000 in reasonable relocation expenses if Mr. Arnett moves to the Chicagoland area; and (g) standard employee benefits as are generally available to employees of the Company.

If the Company terminates Mr. Arnett without cause (as defined in his employment agreement), in addition to payment of any accrued obligations, Mr. Arnett would be eligible to receive severance, subject to his execution of a general release of claims, consisting of: (i) certain accrued obligations; (ii) any determined, but unpaid, KPI or LTI bonus relating to the fiscal year prior to the fiscal year of termination; (iii) accelerated vesting of any unvested SARs; (iv) a prorated KPI or LTI bonus for the fiscal year in which his termination occurs; (v) 12 months of salary continuation payments; and (vi) 12 months of health benefit continuation coverage on the same terms as provided before Mr. Arnett’s termination.

Mr. Winemaster entered into an employment agreement with the Company on November 28, 2017, which provided he would continue as the Company’s executive vice president, a position he had served as since 2007. Mr. Winemaster’s employment agreement provides that he will receive (a) an annual salary of $325,000 per year, which may be increased at the discretion of the Board; (b) an annual incentive bonus under the Company’s KPI, with a target 50% of his base salary; (c) cash and incentive equity payments under the Company’s key employee retention plan “KERP” (which have all been paid or vested as of March 2019); (d) use of a Company automobile and certain expenses related thereto; and (e) standard employee benefits as are generally available to employees of the Company.

If the Company terminates Mr. Winemaster without cause (as defined in his employment agreement) or for any reason other than for cause, or if Mr. Winemaster’s employment is terminated due to his death or disability, Mr. Winemaster would be eligible for: (i) certain accrued obligations; (ii) any determined, but unpaid KPI bonus relating to the fiscal year prior to the fiscal year of termination; (iii) 12 months of salary continuation payments; and (iv) 12 months of health benefit continuation coverage on the same terms as was provided before Mr. Winemaster’s termination. In addition, Mr. Winemaster also would have received accelerated payment or vesting, as applicable, for his cash and equity awards under the KERP. If Mr. Winemaster is terminated for cause, he will only receive accrued obligations required to be paid by applicable law.

Messrs. Miller and Avery’s employment agreements terminated in connection with their retirement and resignation form the Company respectively. The terms of their Separation Agreement and Consulting Agreement, respectively, are described above under “Executive Team Transitions.”

Each named executive officer is bound by certain confidentiality and restrictive covenants under their current or former employment agreements.

Outstanding Equity Awards at 2020 Year-End

The table below shows outstanding SAR awards as of December 31, 2020 held by each named executive officer. No stock awards remained outstanding for any named executive officers as of December 31, 2020.

Option/SAR Awards
Name	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#)[1] Unexercisable	Equity incentive plan awards: Number of Securities Underlying Unexercised Unearned Options/SARs (#)	Option/SAR Exercise Price ($)	Option/SAR Expiration Date
Lance M. Arnett	16,666	33,333	—	$4.83	December 10, 2029
Kenneth J. Winemaster	—	—	—	—	—
John P. Miller	—	—	—	—	—
Charles F. Avery, Jr.	—	—	—	—	—

(1)

The amount reported in this column represents Mr. Arnett’s outstanding SAR award under the 2012 Plan, effective April 7, 2020, which has the following vesting schedule: 16,666 of the SAR shares vested and become exercisable on November 25, 2020, 16,666 of the SAR shares vest and become exercisable on November 25, 2021, and 16,667 of the SAR shares vest and become exercisable on November 25, 2022.

Potential Payments Upon Termination or Change in Control

As of December 31, 2020, the Company had employment agreements with Messrs. Arnett, Winemaster and Miller. As explained in more detail under the “Executive Team Transitions” section above, Messrs. Arnett and Winemaster are the only named executive officers currently with an employment agreement with the Company, which provides for payments upon termination without “cause” and for Mr. Winemaster, also provides for payments upon any termination other than for “cause”, including upon death or disability (as summarized above under the heading, “Employment Agreements with Named Executive Officers”). For a detailed description of the termination payments received by Messrs. Miller and Avery in connection with their retirement and resignation, respectively, from the Company, please see the “Executive Team Transitions” section above.

Other than these arrangements and accelerated vesting of equity awards under the 2012 Plan, the Company currently does not have any compensatory plans or arrangements in place that provide for any payments or benefits upon the resignation, retirement or any other termination of any of the named executive officers, as the result of a change in control, or from a change in any named executive officer’s responsibilities following a change in control.

Clawback Policy

As part of the Company’s derivative litigation settlement, the Company adopted a formal clawback policy covering specified incentive compensation of officers (defined as only those individuals the Company has designated as subject to the reporting and liability provisions of Section 16 of the Exchange Act). This provision will be included in any new or amended employment agreements entered into with any existing or future officers of the Company on and after April 11, 2019. The clawback provision will provide that upon a termination for cause, an officer shall automatically forfeit:

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

Director Compensation

PSI directors generally receive the following compensation for their services as members of the Board:

•	A cash retainer of $50,000 per year.

•	An additional cash retainer of $25,000 per year to the Chairman of the Board and the Chair of the Audit Committee.

•	5,000 shares of restricted stock per year

•	Meeting fees of $1,000 per day for each Board and Committee meeting.

The Company also reimburses directors for necessary and reasonable travel and other related expenses incurred in connection with the performance of their official duties of attendance at each meeting of the Board or any Committee.

The table below summarizes the compensation paid to each director for their service on the Board for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash		Stock Awards(2)	Total
Shaojun Sun	$90,000	(1)	$—	$90,000
Kui Jiang(3)	62,849	(1)	—	62,849
Leslie A. Coolidge(3)	91,774		—	91,774
Frank P. Simpkins	67,000		—	67,000
Kenneth W. Landini	65,000		—	65,000
Guogang Wu	61,000	(1)	—	61,000
Hong He	67,000		—	67,000
Xinghao Li(4)	2,016		—	2,016
Sidong Shao(4)	2,016		—	2,016

(1)

Director fees were not remitted to foreign directors in 2020, except for Dr. Sun and Guogang Wu, who each were paid their earned fees in 2020. The non-resident directors are in the process of applying to the Internal Revenue Service to obtain individual U.S. taxpayer identification numbers.

(2)	Directors did not receive grants of restricted stock in 2020 related to their 2020 Board service.
(3)	Mr. Jiang and Ms. Coolidge did not stand for reelection to the Board at the annual meeting of stockholders taking place on December 15, 2020 (the “2020 Annual Meeting”).
(4)	Messrs. Li and Shao were elected to the Board on December 15, 2020 at the 2020 Annual Meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s common stock as of April 19, 2021, by:

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

Beneficial ownership of Common Stock is based on 22,892,413 shares of Common Stock issued and outstanding as of April 19, 2021.

Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of Common Stock. Addresses for the beneficial owners are set forth in the footnotes to the table.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percent of Outstanding Common Stock
Directors:
Shaojun Sun, Ph.D.	—	—
Kenneth W. Landini	34,000		*
Guogang Wu	—	—
Frank P. Simpkins	15,000		*
Hong He	5,000	—
Xinghao Li(2)	—	—
Sidong Shao(2)	—	—
Executive Officers:
Donald P. Klein(3)	—	—
Kenneth J. Winemaster	2,211,274	9.7%
Lance Arnett(3)(4)	5,166		*
Charles F. Avery Jr(5)	20,781		*
John P. Miller(6)	76,006		*
All executive officers and directors as a group (14 individuals)(3)(4)(7)	2,421,666	10.6%

Parties owning beneficially more than 5% of the outstanding shares:
Neil Gagnon(8)	2,277,303	9.9%
Gary S. Winemaster(9)	3,476,003	15.2%
Weichai(10)	11,749,759	51.3%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each individual is 201 Mittel Drive, Wood Dale, Illinois 60191.
(2)	Were elected at the 2020 Annual Meeting of the Stockholders
(3)

A stock appreciation right (“SAR”) granted under an equity compensation plan of the Company in respect of one or more shares of Common Stock generally entitles the holder thereof the right to receive, either in Common Stock, or in cash or Common Stock as determined by the Compensation Committee in its discretion, an amount per share of Common Stock equal to the excess, if any, of (i) the fair market value of a share of Common Stock on the date the SAR is exercised, over (ii) the grant price of the SAR. As of April 19, 2021, the fair market value of a share of Common Stock was less than the grant price of each outstanding SAR awarded to Mr. Klein and Mr. Xykis. As a result, no shares were acquirable as of that date through the exercise of SARs for Mr. Klein and Mr. Xykis.

(4)

Includes 5,166 shares issuable upon exercise of SARs within 60 days of April 19, 2021. Beneficial ownership for SARs is calculated as the number of shares for which the SAR could be settled based on the Common Stock price on April 19, 2021.

(5)

Based on a Form 4 filed with the SEC August 1, 2019. Mr. Avery served as the Company’s Chief Financial Officer until July 15, 2020. Open market purchases or sales, if any, by Mr. Avery of Common Stock since the date that he ceased serving as the Company’s Chief Financial Officer are not known by the Company or reported in the table.

(6)

Based on a Form 4 filed with the SEC June 4, 2019. Mr. Miller served as the Company’s Chief Executive Officer and President until February 15, 2021. Open market purchases or sales, if any, by Mr. Miller of Common Stock since the date that he ceased serving as the Company’s Chief Executive Officer and President are not known by the Company or reported in the table.

(7)	This group includes in addition to those individuals named in the table: Mr. Lin and Mr. Xykis.
(8)

According to the Schedule 13G/A filed with the SEC on February 9, 2021, Neil Gagnon holds sole voting power with respect to 229,531 shares of Common Stock and sole dispositive power with respect to 229,531 shares of Common Stock. In addition, Mr. Gagnon has shared voting power over 1,998,339 shares of Common Stock and shared dispositive power over 2,047,772 shares of Common Stock. The business address of Mr. Gagnon is 1370 Ave. of the Americas, 24th Floor, New York, NY 10019.

(9)

According to the Form 4 filed with the SEC on April 15, 2021, Gary Winemaster beneficially owned 3,327,603 shares of Common Stock directly and 148,400 shares of Common Stock indirectly through his spouse’s holdings.

(10)

According to the Schedule 13D/A filed with the SEC on April 23, 2019, Weichai America Corp. holds shared voting power with respect to 11,749,759 shares of Common Stock and shared dispositive power with respect to 11,749,759 shares of Common Stock with Weichai Power and Shandong Heavy Industry Group Co., Ltd. The business address of Weichai America Corp. is 3100 Golf Road, Rolling Meadows, IL 60008.

Equity Compensation Plan Information

The following table summarizes information regarding the securities that may be issued under the 2012 Plan as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	175,570	(1)	$8.06	(2)	408,734	(3)

Equity compensation plans not approved by security holders	—		—		—

Total	175,570		$8.06		408,734

(1)	Includes outstanding stock appreciation rights.
(2)	Represents the weighted average exercise price of outstanding stock appreciation rights.
(3)	Includes shares remaining available for issuance under the 2012 Plan as of December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Related Person Transactions

Other than as described below, during the years ended December 31, 2020 and 2019, the Company did not enter into any related person transactions.

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

Weichai also entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the SPA. The Rights Agreement provides Weichai with representation on the Company’s Board and management representation rights. According to the Rights Agreement, once Weichai exercised the Weichai Warrant and became the majority owner of the Company’s outstanding shares of common stock calculated on a fully diluted as-converted basis (excluding certain excepted issuances), the Company became required to appoint to the Board an additional individual designated by Weichai or such additional numbers of individuals so that Weichai designees constitute the majority of the directors serving on the Board. As of the date of this filing, Weichai has four representatives on the Board, which constitutes the majority of the directors serving on the Board.

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

In connection with the execution of the amendment and restatement of the Company’s uncommitted revolving credit agreement with Standard Chartered Bank (the “Amended and Restated Uncommitted Revolving Credit Agreement”) on March 26, 2021, the Company entered into an amendment and restatement of the shareholder’s loan agreement originally executed with Weichai America in December 2020 (the “First Amended and Restated Shareholder’s Loan Agreement”) on March 26, 2021. The First Amended and Restated Shareholder’s Loan Agreement provides the Company with a $130.0 million secured subordinated loan facility that expires on April 25, 2022. Under the First Amended and Restated Shareholder’s Loan Agreement, Weichai America is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement if the Company is unable to repay such borrowings. Any potential borrowings under the First Amended and Restated Shareholder’s Loan Agreement would bear interest at LIBOR plus 4.50% per annum.

Separation Agreement and Release

Mr. Miller and the Company entered into the Separation Agreement, effective the Retirement Date. Pursuant to the Separation Agreement and the retirement of Mr. Miller, he is entitled to receive (a) a cash severance payment of $360,000, payable within 14 days after the Retirement Date, (b) subject to his election to receive continued group health plan coverage under COBRA, continued coverage at active-employee rates for up to 12 months after the Retirement Date, and (c) a cash payment of $36,000 under the LTI plan at the same time other LTI participants are paid, but in no event later than December 31, 2021.

The Separation Agreement also provides that Mr. Miller will assist with transition services for the Company beginning on the Retirement Date and terminating 90 days thereafter unless earlier terminated pursuant to the Separation Agreement (the “Transition Period”). Subject to his compliance with the terms of the Separation Agreement, Mr. Miller is entitled to receive a transition fee of $30,000 payable every 30 days during the Transition Period. Mr. Miller has agreed to make himself available on an “as needed” basis during the Transition Period to assist with transitioning his duties with the Company and as reasonably directed by the Company’s Chief Executive Officer. Finally, Mr. Miller agreed to cooperate with, and make himself reasonably available to, the Company for a period ending twelve months following termination of the Transition Period in order to assist with the transition of his duties at a rate of $250 per hour plus expenses.

Consulting Agreement and Release

On July 20, 2020, the Company entered into a consulting agreement and release with Charles F. Avery, Jr. the Company’s then Chief Financial Officer. Pursuant to the Consulting Agreement Mr. Avery is entitled to receive (a) a cash severance payment of $300,000 in 12 equal monthly installments of $25,000, (b) subject to his election to receive continued group health plan coverage under COBRA, continued coverage at active-employee rates for up to 12 months after the Resignation Date, (c) a cash payment of $155,979.59 under the KPI plan for 2019 and a prorated KPI plan bonus through the Resignation Date for 2020, if one is put in place for dates prior to the Resignation Date and such KPI bonus has been determined by the Board, and (d) a cash payment of $15,000 for transition services.

The Consulting Agreement also provides that Mr. Avery will assist with transition consulting services for the Company beginning on the Effective Date and terminating 90 days thereafter unless earlier terminated pursuant to the Consulting Agreement (the “Consulting Period”). Subject to compliance with the terms of the Consulting Agreement, Mr. Avery is entitled to receive a consulting fee of $25,000 payable every 30 days during the Consulting Period. Mr. Avery has agreed to make himself available on an “as needed” basis during the Consulting Period to assist with transitioning his duties with the Company and as reasonably directed by the Company’s Chief Executive Officer

Director Independence

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

Unless the Company avails itself of the “controlled company” status as discussed above, pursuant to NASDAQ listing standards, a majority of the members of the Board must qualify as “independent,” as affirmatively determined by the Board. In addition to the NASDAQ independence requirements, the Company also applies the independence guidelines set forth in its Corporate Governance Guidelines, which are available on the Company’s website at www.psiengines.com in the “Investors” section, under “Governance” which are substantially similar to the NASDAQ’s director independence requirements and “controlled company” exemptions. Consistent with this requirement, based on the review and recommendation of the Company’s Nominating Committee, the Board reviewed all relevant identified transactions or relationships between each of the Company’s directors, or any of their family members, and PSI, the Company’s senior management and the Company’s independent registered public accounting firm, and has affirmatively determined that each of Dr. Sun, Messrs. He, Landini, Li, Simpkins and Wu and each former director Mr. Jiang and Ms. Coolidge meets the standards of independence under the applicable NASDAQ listing standards. In making this determination, the Board found Dr. Sun, Messrs. He, Li, Landini, Simpkins and Wu and former directors Mr. Jiang and Ms. Coolidge to be free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. The Board has also determined that each member of its Audit Committee is independent under NASDAQ Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services.

AUDIT-RELATED MATTERS

Independent Registered Public Accounting Firm Fees

The following table shows the fees for professional services rendered to us by BDO USA, LLP for services in respect of the years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees(1)	$2,561,608	$1,850,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$2,561,608	$1,850,000

(1)

Audit Fees: Audit fees for the fiscal years 2020 and 2019 include the aggregate fees incurred for the audit of the Company’s annual consolidated financial statements and to review interim quarterly consolidated financial information.

(2)	Audit-Related Fees: The Company did not engage BDO for any audit-related services during the 2020 and 2019 fiscal years.
(3)	Tax Fees: The Company did not engage BDO for any tax services during the 2020 and 2019 fiscal years.
(4)	All Other Fees: The Company did not engage BDO for any other services during the 2020 and 2019 fiscal years.

In accordance with its charter, the Audit Committee approved in advance all audit services provided by the Company’s independent registered public accounting firm for fiscal year 2020.

Pre-Approval Policy and Procedures

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.

2.1	†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213

2.2		Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944

3.1		Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543

3.2		Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944

3.3		Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944

3.4		Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944

4.1		Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944

10.1	††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213

10.2	††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944

10.3	††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944

10.4	††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944

10.5		Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944

10.6		Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944

10.7		Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944

10.8		First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.

10.9		Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944

10.10	†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944

10.11		Asset Purchase Agreement dated as of May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944

10.12		Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944

10.13		Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944

10.14	†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944

10.15		Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944

10.16	††	Employment Agreement, dated June 15, 2017, by and between Power Solutions International, Inc. and John P. Miller.	8-K/A	10.1	06/21/2017	001-35944

10.17	††	Employment Agreement, dated November 28, 2017, by and between Power Solutions International, Inc. and Kenneth Winemaster.	8-K	10.1	12/04/2017	001-35944

10.18		Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944

10.19		Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944

10.20		First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944

10.21		Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944

10.22	††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944

10.23		First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944

10.24		Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944

10.25		Employment Agreement, dated as of February 15, 2021, between the Company and Lance Arnett	8-K	10.1	02/16/2021	001-35944

10.26		Separation Agreement and Release, dated as of February 15, 2021, between the Company and John P. Miller	8-K	10.2	02/16/2021	001-35944

10.27	††	Description of Long-Term Incentive Plan	10-K	10.27	03/30/2021	001-35944

21.1		Subsidiaries of Power Solutions International, Inc.	10-K	21.1	03/30/2021	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.

23.1		Consent of BDO USA, LLP	10-K	23.1	03/30/2021	001-35944

31.1		Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	03/30/2021	001-35944

31.2		Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	03/30/2021	001-35944

31.3	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	03/30/2021	001-35944

32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	03/30/2021	001-35944

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.	10-K	101.INS	03/30/2021	001-35944

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	101.CAL	03/30/2021	001-35944

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	10-K	101.LAB	03/30/2021	001-35944

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	101.PRE	03/30/2021	001-35944

101.DEF		XBRL Taxonomy Definition Linkbase Document.	10-K	101.DEF	03/30/2021	001-35944

*	Filed with this Report.
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2021.

POWER SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Donald P. Klein
Name:	Donald P. Klein
Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of April, 2021.

Signature	Title

/s/ Lance Arnett Lance Arnett	Chief Executive Officer and President (Principal Executive Officer)

/s/ Donald P. Klein Donald P. Klein	Chief Financial Officer (Principal Accounting Officer)

/s/ Shaojun Sun Shaojun Sun	Chairman of the Board and Director

/s/ Xinghao Li Xinghao Li	Director

/s/ Sidong Shao Sidong Shao	Director

/s/ Kenneth W. Landini Kenneth W. Landini	Director

/s/ Frank P. Simpkins Frank P. Simpkins	Director

/s/ Hong He Hong He	Director

/s/ Guogang Wu Guogang Wu	Director