Form 10-Q
period 2021-03-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2021-05-12
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒
As of May 3, 2021, there were 22,892,413 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); the impact of the ongoing COVID-19 pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the SEC and the United States Attorney's Office for the Northern District of Illinois (the “USAO”); variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC and the criminal division of the USAO, which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; the impact of increasing warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except par values)	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$23,404	$20,968
Restricted cash	3,299	3,299
Accounts receivable, net of allowances of $3,269 and $3,701 as of March 31, 2021 and December 31, 2020, respectively	52,527	60,148
Income tax receivable	3,705	3,708
Inventories, net	109,092	108,213
Prepaid expenses and other current assets	8,115	6,351
Total current assets	200,142	202,687
Property, plant and equipment, net	19,400	20,181
Intangible assets, net	9,685	10,319
Goodwill	29,835	29,835
Other noncurrent assets	19,992	20,955
TOTAL ASSETS	$279,054	$283,977

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$55,150	$31,547
Current maturities of long-term debt	292	310
Revolving line of credit	130,000	130,000
Other accrued liabilities	66,465	77,619
Total current liabilities	251,907	239,476
Deferred income taxes	1,255	886
Long-term debt, net of current maturities	695	781
Noncurrent contract liabilities	3,087	3,181
Other noncurrent liabilities	34,055	33,556
TOTAL LIABILITIES	$290,999	$277,880

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 22,892 shares outstanding at both March 31, 2021 and December 31, 2020	23	23
Additional paid-in capital	157,371	157,262
Accumulated deficit	(168,044)	(149,894)
Treasury stock, at cost, 225 shares at both March 31, 2021 and December 31, 2020	(1,295)	(1,294)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(11,945)	6,097
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$279,054	$283,977
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2021	2020
Net sales	$100,171	$105,097
Cost of sales	93,101	87,383
Gross profit	7,070	17,714
Operating expenses:
Research, development and engineering expenses	6,224	6,752
Selling, general and administrative expenses	15,811	13,890
Amortization of intangible assets	634	763
Total operating expenses	22,669	21,405
Operating loss	(15,599)	(3,691)
Other expense, net:
Interest expense	2,161	1,274
Other income, net	—	(211)
Total other expense, net	2,161	1,063
Loss before income taxes	(17,760)	(4,754)
Income tax expense (benefit)	390	(4,042)
Net loss	$(18,150)	$(712)

Weighted-average common shares outstanding:
Basic	22,892	22,858
Diluted	22,892	22,858
Loss per common share:
Basic	$(0.79)	$(0.03)
Diluted	$(0.79)	$(0.03)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2020	$23	$157,262	$(149,894)	$(1,294)	$6,097
Net loss	—	—	(18,150)	—	(18,150)
Stock-based compensation expense	—	109	—	—	109
Common stock issued for stock-based awards, net	—	—	—	(1)	(1)
Balance at March 31, 2021	$23	$157,371	$(168,044)	$(1,295)	$(11,945)

Balance at December 31, 2019	$23	$156,727	$(126,912)	$(1,341)	$28,497
Net loss	—	—	(712)	—	(712)
Stock-based compensation expense	—	165	—	(8)	157
Common stock issued for stock-based awards, net	—	(1)	—	—	(1)
Balance at March 31, 2020	$23	$156,891	$(127,624)	$(1,349)	$27,941
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2021	2020
Cash provided by operating activities
Net loss	$(18,150)	$(712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	634	763
Depreciation	1,266	1,296
Stock-based compensation expense	109	157
Amortization of financing fees	1,158	116
Deferred income taxes	369	(390)
Other adjustments, net	574	(162)
Changes in operating assets and liabilities:
Accounts receivable, net	7,620	45,585
Inventory, net	(1,363)	(16,811)
Prepaid expenses and other assets	(84)	(5,530)
Accounts payable	24,287	(8,586)
Accrued expenses	(11,144)	9,694
Other noncurrent liabilities	405	(1,116)
Net cash provided by operating activities	5,681	24,304
Cash used in investing activities
Capital expenditures	(617)	(779)
Other investing activities, net	10	7
Net cash used in investing activities	(607)	(772)
Cash used in financing activities
Proceeds from revolving line of credit	—	127,560
Repayments of revolving line of credit	—	(150,258)
Payments of deferred financing costs	(2,536)	—
Other financing activities, net	(102)	(21)
Net cash used in financing activities	(2,638)	(22,719)
Net increase in cash, cash equivalents, and restricted cash	2,436	813
Cash, cash equivalents, and restricted cash at beginning of the period	24,267	3
Cash, cash equivalents, and restricted cash at end of the period	$26,703	$816

(in thousands)	As of March 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$23,404	$816
Restricted cash	3,299	—
Total cash, cash equivalents, and restricted cash	$26,703	$816
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
With the exercise of the Weichai Warrant in April 2019, Weichai owns a majority of the outstanding shares of the Company’s common stock par value $0.001 (“Common Stock”). As a result, Weichai is able to exercise control over matters requiring stockholders’ approval, including the election of the directors, amendment of the Company’s Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
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
Going Concern Considerations
In March 2021, the Company entered into an amended and restated uncommitted revolving credit agreement between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Amended and Restated Uncommitted Revolving Credit Agreement”). The Amended and Restated Uncommitted Revolving Credit Agreement continues to allow the Company to borrow up to $130.0 million and matures on March 25, 2022. Under the Amended and

Restated Uncommitted Revolving Credit Agreement, Standard Chartered has the right to demand payment of any and all outstanding borrowings and other amounts outstanding under the Amended and Restated Uncommitted Revolving Credit Agreement at any point in time at its discretion. In connection with the execution of the Amended and Restated Uncommitted Revolving Credit Agreement, the Company entered into an amendment and restatement of the shareholder’s loan agreement originally executed with Weichai in December 2020 (the “First Amended and Restated Shareholder’s Loan Agreement”). The First Amended and Restated Shareholder’s Loan Agreement provides the Company with access to $130.0 million of credit solely for purposes of repaying outstanding borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement. The First Amended and Restated Shareholder’s Loan Agreement expires on April 25, 2022. The Amended and Restated Uncommitted Revolving Credit Agreement provides Standard Chartered with a power of attorney (“POA”) to submit a borrowing request to Weichai under the First Amended and Restated Shareholder’s Loan Agreement if the Company fails to submit a borrowing request within five business days of receiving a request from Standard Chartered. As of March 31, 2021, the Company had $130.0 million outstanding under the Amended and Restated Uncommitted Revolving Credit Agreement. See Note 6. Debt for further information regarding the terms and conditions of the Company’s debt agreements.
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
Additionally, as discussed further below, the global economy continues to be impacted by the outbreak of the coronavirus (“COVID-19”) that was first declared a global pandemic (the “COVID-19 pandemic”) in March 2020. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may continue to have a material adverse impact on the results of operations, financial position and liquidity of the Company.
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
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement in the future, and extending and amending, refinancing or repaying the indebtedness outstanding under such agreement.

COVID-19 Pandemic and Oil and Gas Market Volatility
During 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019. Since May 2020, crude oil prices increased considerably from their lows reached in April 2020. While U.S. rig counts at the end of April 2021 are higher as compared to the start of 2021, they remain well below the average for the full year of 2019 and the first quarter of 2020. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. In addition, the Company experienced delays in its supply chain during the first quarter of 2021 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and is working to mitigate the impact through price increases and other measures, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders. Accordingly, these challenges may have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
The Company initiated certain contingency actions during 2020 as a result of the significant negative impacts of these factors on the Company. During 2020, the Company took actions to continue to improve its manufacturing operations which included making reductions in its production facility workforce to align with current volume trends. In addition, the Company implemented various temporary cost reduction measures, including reduced pay for salaried employees, suspension of the 401(k) match program, and deferred spending on certain research and development (“R&D”) programs, among others. As of January 1, 2021, the Company reinstated pay for salaried employees as well as the 401(k) match program. Any additional cost savings initiatives or other cash actions the Company undertakes in response to the COVID-19 pandemic may not achieve the intended results and may result in other adverse impacts, which could be material. Even after the COVID-19 pandemic has subsided, the Company may continue to experience negative impacts to its business, operations and financial condition as a result of any economic recession or depression that has occurred or may occur in the future.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the three months ended March 31, 2021, which contains unaudited consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020.
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
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with, and have been prepared in accordance with accounting policies reflected in, the consolidated financial statements and related notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“the 2020 Annual Report”). The Company’s significant accounting policies are described in the aforementioned 2020 Annual Report. Included below are certain updates to those policies. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. Operating results for interim periods are not necessarily indicative of annual operating results.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended March 31,
	2021	2020
Customer A	15%	15%
Customer B	20%	**
Customer C	**	14%
Customer D	**	10%

The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of March 31, 2021	As of December 31, 2020
Customer A	23%	16%
Customer B	13%	**
Customer C	**	22%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended March 31,
	2021	2020
Supplier A	14%	**
Supplier B	10%	**
Supplier C	**	11%
**Less than 10% of the total
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions include the valuation of allowances for uncollectible receivables, inventory reserves, warranty reserves, evaluation of goodwill, other intangibles, property, plant and equipment for impairment, and determination of useful lives of long-lived assets. Actual results could materially differ from those estimates.
Research and Development
R&D expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $6.0 million and $6.4 million for the three months ended March 31, 2021 and 2020, respectively.
Restricted Cash
The Company is required to maintain minimum levels of cash collateral to support the letters of credit. The cash collateral is held in a separate bank account which the Company is restricted from accessing. As discussed in Note 9. Commitments and Contingencies, the Company had outstanding letters of credit of $2.3 million and restricted cash of $3.3 million at both March 31, 2021 and December 31, 2020.
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

Inventories consisted of the following:

(in thousands) Inventories	As of March 31, 2021	As of December 31, 2020
Raw materials	$85,595	$89,684
Work in process	6,552	2,482
Finished goods	20,653	19,375
Total inventories	112,800	111,541
Inventory allowance	(3,708)	(3,328)
Inventories, net	$109,092	$108,213
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Three Months Ended March 31,
Inventory Allowance	2021	2020
Balance at beginning of period	$3,328	$2,964
Charged to expense	553	526
Write-offs	(173)	(273)
Balance at end of period	$3,708	$3,217
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of March 31, 2021	As of December 31, 2020
Accrued product warranty	$17,073	$14,928
Litigation reserves *	4,129	3,128
Contract liabilities	32,978	47,960
Accrued compensation and benefits	3,172	3,124
Operating lease liabilities	3,809	3,793
Accrued interest expense	33	895
Other	5,271	3,791
Total	$66,465	$77,619
*As of March 31, 2021 and December 31, 2020 litigation reserves related to various ongoing legal matters including associated legal fees as well as accrued indemnification costs related to former officers and employees of the Company. See Note 9. Commitments and Contingencies for additional information.
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
Warranty estimates are based on historical experience and represent the projected cost associated with the product. A liability and related expense are recognized at the time products are sold. The Company adjusts estimates when it is determined that actual costs may differ from initial or previous estimates. The Company’s warranty liability is generally affected by failure rates, repair costs, and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available.

Accrued product warranty activities are presented below:

(in thousands)	For the Three Months Ended March 31,
Accrued Product Warranty	2021	2020
Balance at beginning of period	$31,542	$25,501
Current year provision *	4,630	2,325
Changes in estimates for preexisting warranties **	4,119	661
Payments made during the period	(5,166)	(3,926)
Balance at end of period	35,125	24,561
Less: Current portion	17,073	14,027
Noncurrent accrued product warranty	$18,052	$10,534
*Warranty costs, net of supplier recoveries, were $6.8 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. Supplier recoveries were $1.9 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively.
**Change in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. The Company recorded charges for changes in estimates of preexisting warranties of $4.1 million, or $0.18 per diluted share, and $0.7 million, or $0.03 per diluted share, for the three months ended March 31, 2021 and 2020, respectively.
Recently Issued Accounting Pronouncements – Adopted
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
Recently Issued Accounting Pronouncements – Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which applies primarily to the Company’s accounts receivable impairment loss allowances. The guidance provides a revised model whereby the current expected credit losses are used to compute impairment of financial instruments. The new model requires evaluation of historical experience and various current and expected factors, which may affect the estimated amount of losses and requires determination of whether the affected financial instruments should be grouped in units of account. The guidance, as originally issued, was effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for certain entities. Based on the guidance, the effective date of ASU 2016-13 is deferred for the Company until fiscal year 2023. The Company currently plans to adopt the guidance on January 1, 2023 when it becomes effective. The Company is continuing to assess the impact of the standard on its consolidated financial statements.
Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended March 31,
End Market	2021	2020
Energy	$25,159	$50,084
Industrial	34,320	37,131
Transportation	40,692	17,882
Total	$100,171	$105,097

The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended March 31,
Geographic Area	2021	2020
North America	$91,915	$94,520
Pacific Rim	5,528	6,454
Europe	1,610	2,657
Other	1,118	1,466
Total	$100,171	$105,097
Contract Balances
Most of the Company’s contracts are for a period of less than one year; however, certain long-term manufacturing and extended warranty contracts extend beyond one year. The timing of revenue recognition may differ from the time of invoicing to customers and these timing differences result in contract assets, or contract liabilities, on the Company’s Consolidated Balance Sheet. Contract assets include amounts related to the contractual right to consideration for completed performance when the right to consideration is conditional. The Company records contract liabilities when cash payments are received or due in advance of performance. Contract assets and contract liabilities are recognized at the contract level.

(in thousands)	As of March 31, 2021	As of December 31, 2020
Short-term contract assets (included in Prepaid expenses and other current assets)	$250	$547
Short-term contract liabilities (included in Other accrued liabilities)	(32,978)	(47,960)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(3,087)	(3,181)
Net contract liabilities	$(35,815)	$(50,594)
During the three months ended March 31, 2021 and 2020, the Company recognized $14.9 million and $3.0 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2020 and 2019, respectively. The decrease in the contract asset during the three months ended March 31, 2021 is related to the Company’s right to consideration no longer being conditional at the end of the period. The decrease in the contract liabilities during the three months ended March 31, 2021 was primarily related to revenue recognized upon satisfaction of performance obligations related to 6.0L engines that were previously prepaid by a customer under a long-term supply agreement.
Remaining Performance Obligations
For performance obligations that extend beyond one year, the Company had $35.7 million of remaining performance obligations as of March 31, 2021 primarily related to a long-term manufacturing contract with a customer and extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $32.5 million in the remainder of 2021, $0.7 million in 2022, $1.0 million in 2023, $1.0 million in 2024, $0.4 million in 2025 and less than $0.1 million in 2026 and beyond.
Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreement
In December 2020, the Company entered into the Shareholder’s Loan Agreement with Weichai. The Shareholder’s Loan Agreement was amended and restated in March 2021. See additional discussion in Note 6. Debt.
Weichai Collaboration Arrangement and Related Party Transactions
The Company and Weichai executed a strategic collaboration agreement (the “Collaboration Agreement”) in March 2017, in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experiences, expertise and resources. Among other things, the Collaboration Agreement established a joint steering committee, permitted Weichai to second a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement provided for the steering committee to create various sub-committees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement is set to expire in March 2023.

The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred, and revenue generated from third parties are recorded on a gross basis in the financial statements. For the three months ended March 31, 2021 and 2020, the Company’s sales to Weichai were immaterial in all periods. Purchases of inventory from Weichai were $3.1 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had immaterial receivables from Weichai and outstanding payables to Weichai of $5.0 million and $4.0 million, respectively.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Property, Plant and Equipment
Leasehold improvements	$6,560	$6,725
Machinery and equipment	43,481	43,030
Construction in progress	1,228	1,670
Total property, plant and equipment, at cost	51,269	51,425
Accumulated depreciation	(31,869)	(31,244)
Property, plant and equipment, net	$19,400	$20,181
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both March 31, 2021 and December 31, 2020 was $29.8 million. Accumulated impairment losses at both March 31, 2021 and December 31, 2020 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(25,717)	$9,223
Developed technology	700	(657)	43
Trade names and trademarks	1,700	(1,281)	419
Total	$37,340	$(27,655)	$9,685

(in thousands)	As of December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(25,117)	$9,823
Developed technology	700	(650)	50
Trade names and trademarks	1,700	(1,254)	446
Total	$37,340	$(27,021)	$10,319

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Short-term financing:
Revolving credit facility	$130,000	$130,000

Long-term debt:
Finance leases and other debt	987	1,091
Total long-term debt and finance leases	987	1,091
Less: Current maturities of long-term debt and finance leases	292	310
Long-term debt	$695	$781
*Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $1.9 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively.
Credit Agreement and Shareholders’ Loan Agreement
On March 26, 2021, the Company entered into the Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered. The Amended and Restated Uncommitted Revolving Credit Agreement allows the Company to borrow up to $130.0 million (all of which has been fully borrowed as of March 31, 2021), is uncommitted, and matures on March 25, 2022. Borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement shall bear interest at either the alternate base rate or LIBOR plus 2.70%. In addition, the Company paid fees of $1.9 million related to the Amended and Restated Uncommitted Revolving Credit Agreement, which were deferred and will be amortized over the term of the Amended and Restated Uncommitted Revolving Credit Agreement. The Amended and Restated Uncommitted Revolving Credit Agreement is secured by substantially all of the Company’s assets and includes financial covenants related to the Company’s financial performance for the second, third, and fourth quarters of 2021. There were no financial covenants applicable to the first quarter of 2021. The Amended and Restated Uncommitted Revolving Credit Agreement gives Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Amended and Restated Uncommitted Revolving Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Amended and Restated Uncommitted Revolving Credit Agreement grants Standard Chartered a POA to submit a borrowing request to Weichai under the amended Shareholder’s Loan Agreement (see discussion below) if the Company does not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request.
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
Note 7.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between May 2021 and August 2034. For the three months ended March 31, 2021, the Company recorded lease expense of $1.5 million within Cost of sales, $0.1 million within Research, development, and engineering expenses, less than $0.1 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations, respectively. For the three months ended March 31, 2020, the Company recorded lease expense of $1.8 million within Cost of sales, $0.1 million within Research, development and engineering expenses, $0.1 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations, respectively.

The following table summarizes the components of lease expense:

(in thousands)	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,242	$1,379
Finance lease cost
Amortization of right-of-use (“ROU”) asset	52	52
Interest expense	10	13
Short-term lease cost	102	110
Variable lease cost	338	423
Total lease cost	$1,744	$1,977
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$1,257	$1,373
Operating cash flows paid for interest portion of finance leases	10	13
Financing cash flows paid for principal portion of finance leases	51	48
Right-of-use assets obtained in exchange for lease obligations
Operating leases	—	—
Finance leases	—	—
As of March 31, 2021 and December 31, 2020, the weighted-average remaining lease term was 6.1 years and 6.2 years for operating leases and 3.7 years and 3.8 years for finance leases, respectively. The weighted-average discount rate was 7.1% for operating leases as of both March 31, 2021 and December 31, 2020 and 6.7% for finance leases as of both March 31, 2021 and December 31, 2020.
The following table presents supplemental balance sheet information related to leases:

(in thousands)	March 31, 2021	December 31, 2020
Operating lease ROU assets, net [1]	$16,177	$17,104

Operating lease liabilities, current [2]	3,809	3,793
Operating lease liabilities, non-current [3]	13,197	14,156
Total operating lease liabilities	$17,006	$17,949

Finance lease ROU assets, net [1]	$508	$568

Finance lease liabilities, current [2]	198	200
Finance lease liabilities, non-current [3]	357	413
Total finance lease liabilities	$555	$613
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

The following table presents maturity analysis of lease liabilities as of March 31, 2021:

(in thousands)	Operating Leases	Finance Leases
Nine months ending December 31, 2021	$3,691	$184
Year ending December 31, 2022	4,788	177
Year ending December 31, 2023	3,283	103
Year ending December 31, 2024	1,813	84
Year ending December 31, 2025	1,851	62
Thereafter	5,546	16
Total undiscounted lease payments	20,972	626
Less: imputed interest	3,966	71
Total lease liabilities	$17,006	$555
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
Debt
The Company measured its revolving credit facility at original carrying value. Unamortized financing costs and deferred fees on the revolving credit facility are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. The fair value of the revolving credit facility approximated carrying value, as it consisted of short-term variable rate loans.

(in thousands)	As of March 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—

(in thousands)	As of December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
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
Securities and Exchange Commission and United States Attorney’s Office for the Northern District of Illinois Investigations
In September 2020, the Company entered into agreements with the SEC and United States Attorney’s Office for the Northern District of Illinois (the “USAO”) to resolve the investigations into the Company’s past revenue recognition practices. As further discussed in Part II. Item 8. Financial Statements and Supplementary Data., Note 10. Commitments and Contingencies of the Company’s 2020 Form 10-K, under the settled administrative order with the SEC, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses identified in its 2017 Form 10-K filed in May 2019 by April 30, 2021 unless an extension was provided by the SEC. On April 12, 2021, the SEC granted the Company’s request for an extension of time until March 31, 2022 in which to comply with the requirements of the administrative order to remediate the remaining outstanding material weaknesses.
Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge which has been scheduled for late May 2021. The stay remains in place through the scheduled settlement conference. The parties have engaged in preliminary settlement discussions in advance of the settlement conference. As of March 31, 2021 and December 31, 2020, the Company recorded an estimated liability of $0.3 million related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company has disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast has subsequently clarified its claim for past royalties owed to be approximately $4.5 million. Arbitration is anticipated to occur in the Fall of 2021; however, the Company has engaged in preliminary settlement negotiations with Mast. As of March 31, 2021 and December 31, 2020, the Company had recognized an estimated liability of $1.5 million within Other accrued liabilities related to the potential settlement of this matter.
Indemnification Agreements
Under the Company’s bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. As a result of cumulative legal fees and settlements previously paid, the Company fully exhausted its primary directors’ and officers’ insurance coverage of $30 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that will occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. The Company accrues for such costs as incurred within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2021 and 2020, the Company incurred $3.2 million and $1.3 million, respectively, of costs related to these indemnification obligations. Included in the total indemnification obligations incurred for the three months ended March 31, 2021 and 2020 are costs of $1.9 million and $1.2 million, respectively, that the Company incurred on behalf of Gary Winemaster, former Chairman of the Board and former Chief Executive Officer and President, who is also a related party. At this time, the Company is not able to estimate the impact of these obligations due to the actions ongoing; however, the impact may be material to the Company’s results of operations, financial condition, and cash flows.
In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments
At March 31, 2021, the Company had six outstanding letters of credit totaling $2.3 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.3 million as of March 31, 2021 related to these letters of credit.
The Company has arrangements with certain suppliers that require it to purchase minimum volumes or be subject to monetary penalties. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, oil prices have increased from their lows reached in April 2020. However, rig counts in the U.S. remain below the average for the full year of 2019 and the first quarter of 2020. This has impacted the demand for the Company’s products sold into the oil and gas market. Based on current and forecasted demand of the Company’s products, current and forecasted oil prices for 2021 and the significant lead time for the Company to order and acquire certain materials, the Company does not expect to meet the minimum purchase commitment for 2021 related to one of its supply agreements and recorded an expense of $1.0 million within Cost of sales in the Consolidated Statement of Operations for the three months ended March 31, 2021.
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
The effective tax rate for the three months ended March 31, 2021 was -2.2%, compared to an effective tax rate for the three months ended March 31, 2020 of 85.0%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For the three months ended March 31, 2021, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance. For the three months ended March 31, 2020, the difference between the effective and statutory tax rates was primarily due to the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a change in the deferred tax liability related to an indefinite-lived intangible asset and the Company’s full valuation allowance.

Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance at December 31, 2020	23,117	225	22,892
Net shares issued for Stock awards	—	—	—
Balance as of March 31, 2021	23,117	225	22,892
Note 12.    Loss Per Share
The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted-average common shares outstanding during the year. Diluted earnings (loss) per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted loss per share for the three months ended March 31, 2021 and 2020.
The Company issued Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2020 Annual Report for additional information on the SARs and the RSAs.
The computations of basic and diluted loss per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(18,150)	$(712)

Denominator:
Shares used in computing net loss per share:
Weighted-average common shares outstanding – basic	22,892	22,858
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted	22,892	22,858

Loss per common share:
Loss per share of common stock – basic	$(0.79)	$(0.03)
Loss per share of common stock – diluted	$(0.79)	$(0.03)
The aggregate number of shares excluded from the diluted loss per share calculations, because they would have been anti-dilutive, were 0.2 million shares for both the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021 and 2020, SARs and RSAs were not included in the diluted loss per share calculations as they would have been anti-dilutive (1) due to the losses reported in the Consolidated Statements of Operations or (2) the Company’s average stock price was less than the exercise price of the SARs or the grant price of the RSAs.
Note 13.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the Amended and Restated Shareholder’s Loan Agreement and the Collaboration Agreement with Weichai.

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
Joint Venture Operating Results
The Company’s investments in joint ventures are accounted for under the equity method of accounting. The Company’s Consolidated Statements of Operations included no equity earnings from this investment for the three months ended March 31, 2021. Income from this investment was $0.2 million for the three months ended March 31, 2020. The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.
Other Related Party Transactions
See Note 9. Commitments and Contingencies for information regarding the Company’s indemnification obligations related to certain former directors and officers of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three months ended March 31, 2021 and 2020, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
Executive Overview
The Company designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the energy, industrial and transportation end markets with primary manufacturing, assembly, engineering, research and development (“R&D”), sales and distribution facilities located in suburban Chicago, Illinois and Darien, Wisconsin. The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, such as the U.S. Environment Protection Agency (“EPA”), the California Air Resource Board (“CARB”) and the People’s Republic of China’s Ministry of Ecology and Environment (“MEE”).
The Company’s products are primarily used by global original equipment manufacturers (“OEM”) and end-user customers across a wide range of applications and equipment that includes standby and prime power generation, demand response, microgrid, combined heat and power, arbor care, material handling (including forklifts), agricultural and turf, construction, pumps and irrigation, compressors, utility vehicles, light- and medium-duty vocational trucks, school and transit buses, and utility power. The Company manages the business as a single reporting segment.
For the three months ended March 31, 2021, the Company’s net sales decreased $4.9 million, or 5%, from the three months ended March 31, 2020 to $100.2 million, as a result of decreased sales of $24.9 million and $2.8 million in the energy and industrial end markets, respectively, partly offset by a $22.8 million increase in the transportation end market. Gross margin for the three months ended March 31, 2021 was 7.1%, a decrease versus 16.9% in the comparable 2020 period. Gross profit decreased $10.6 million for the three months ended March 31, 2021, while operating expenses increased by $1.3 million, as compared to the comparable period in 2020. Interest expense increased by $0.9 million for the three months ended March 31, 2021 versus the comparable period in 2020. Also, the Company recorded income tax expense of $0.4 million for the three months ended March 31, 2021 versus a $4.0 million benefit from the same period last year. Collectively, these factors contributed to a $17.4 million increase in the net loss, which totaled $18.2 million in the 2021 period compared to a net loss of $0.7 million in the same period of 2020. Diluted loss per share was $0.79 in the 2021 period compared to a diluted loss per share of $0.03 in the comparable 2020 period. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $13.0 million in the 2021 period, an increase of $12.3 million, compared to an Adjusted net loss of $0.7 million in 2020. Adjusted loss per share was $0.56 in 2021 compared to an Adjusted loss per share of $0.03 in 2020. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was a negative $8.5 million in 2021 compared to positive Adjusted EBITDA of $2.6 million in 2020. Adjusted net loss, Adjusted loss per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
Net sales by geographic area and by end market for the three months ended March 31, 2021 and 2020 are presented below:

(in thousands)	For the Three Months Ended March 31,
	2021		2020
Geographic Area		% of Total		% of Total
North America	$91,915	92%	$94,520	90%
Pacific Rim	5,528	5%	6,454	6%
Europe	1,610	2%	2,657	3%
Other	1,118	1%	1,466	1%
Total	$100,171	100%	$105,097	100%

(in thousands)	For the Three Months Ended March 31,
	2021		2020
End Market		% of Total		% of Total
Energy	$25,159	25%	$50,084	48%
Industrial	34,320	34%	37,131	35%
Transportation	40,692	41%	17,882	17%
Total	$100,171	100%	$105,097	100%
Recent Trends and Business Outlook
COVID-19 Update and Oil and Gas Market Volatility
During 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019. Since May 2020, crude oil prices increased considerably from their lows reached in April 2020. While U.S. rig counts at the end of April 2021 are higher as compared to the start of 2021, they remain well below the average for the full year of 2019 and the first quarter of 2020. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. In addition, the Company experienced delays in its supply chain during the first quarter of 2021 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and is working to mitigate the impact through price increases and other measures, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders. Accordingly, these challenges may have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
The Company initiated certain contingency actions during 2020 as a result of the significant negative impacts of these factors. During 2020, the Company took actions to continue to improve its manufacturing operations which included making reductions in its production facility workforce to align with current volume trends. In addition, the Company implemented various temporary cost reduction measures, including reduced pay for salaried employees, suspension of the 401(k) match program, and deferred spending on certain R&D programs, among others. As of January 1, 2021, the Company reinstated pay for salaried employees as well as the 401(k) match program. Any additional cost savings initiatives or other cash actions the Company undertakes in response to the COVID-19 pandemic may not achieve the intended results and may result in other adverse impacts, which could be material. Even after the COVID-19 pandemic has subsided, the Company may continue to experience negative impacts to its business, operations and financial condition as a result of any economic recession or depression that has occurred or may occur in the future.

Results of Operations
Results of operations for the three months ended March 31, 2021 compared with the three months ended March 31, 2020:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2021	2020	Change	% Change
Net sales	$100,171	$105,097	$(4,926)	(5)%
Cost of sales	93,101	87,383	5,718	7%
Gross profit	7,070	17,714	(10,644)	(60)%
Gross margin %	7.1%	16.9%	(9.8)%
Operating expenses:
Research, development and engineering expenses	6,224	6,752	(528)	(8)%
Research, development and engineering expenses as a % of sales	6.2%	6.4%	(0.2)%
Selling, general and administrative expenses	15,811	13,890	1,921	14%
Selling, general and administrative expenses as a % of sales	15.8%	13.2%	2.6%
Amortization of intangible assets	634	763	(129)	(17)%
Total operating expenses	22,669	21,405	1,264	6%
Operating loss	(15,599)	(3,691)	(11,908)	NM
Other expense, net:
Interest expense	2,161	1,274	887	70%
Other income, net	—	(211)	211	(100)%
Total other expense, net	2,161	1,063	1,098	103%
Loss before income taxes	(17,760)	(4,754)	(13,006)	NM
Income tax expense (benefit)	390	(4,042)	4,432	(110)
Net loss	$(18,150)	$(712)	$(17,438)	NM

Loss per common share:
Basic	$(0.79)	$(0.03)	$(0.76)	NM
Diluted	$(0.79)	$(0.03)	$(0.76)	NM

Non-GAAP Financial Measures:
Adjusted net loss *	$(12,956)	$(671)	$(12,285)	NM
Adjusted loss per share *	$(0.56)	$(0.03)	(0.53)	NM
EBITDA *	$(13,699)	$(1,421)	$(12,278)	NM
Adjusted EBITDA *	$(8,505)	$2,626	$(11,131)	NM
NM    Not meaningful
*    See reconciliation of non-GAAP financial measures to GAAP results below

Net Sales
Net sales decreased $4.9 million, or 5%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as a result of sales declines of $24.9 million and $2.8 million in the energy and industrial end markets, respectively, partly offset by a $22.8 million increase in the transportation end market. The decreased sales within the energy end market were primarily attributable to lower demand for the Company’s power generation products, including demand response products, and those used in the oil and gas industry. Lower industrial end market sales were primarily due to reduced demand within the material handling/forklift industry. Significantly higher transportation end market sales are primarily due to increased sales of products used in the medium duty truck market, due in part to lower volume levels in the same period last year due to the acceleration of the shipment of certain engines during the fourth quarter of 2019, as discussed in the Company’s Form 10-K for the year-ended December 31, 2020, which negatively impacted sales in the first quarter of 2020. The higher transportation end market sales were partly mitigated by lower demand for products used in the school bus market.
Gross Profit
Gross profit decreased by $10.6 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Gross margin was 7.1% during the three months ended March 31, 2021, a decrease compared to 16.9% for the three months ended March 31, 2020, primarily due to higher warranty expenses largely within the transportation end market, material cost increases, unfavorable product mix and the impact of lower volume, partly mitigated by cost savings driven by reductions in the production facility workforce and other actions to improve manufacturing operations. For the three months ended March 31, 2021, warranty costs were $6.8 million (net of supplier recoveries of $1.9 million), an increase of $5.1 million, including $4.1 million of charges for adjustments to preexisting warranties, as compared to warranty costs of $1.7 million (net of supplier and insurance recoveries of $1.2 million), including $0.7 million of charges for adjustments to preexisting warranties for the three months ended March 31, 2020.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended March 31, 2021 were $6.2 million, a decrease of $0.5 million, or 8%, from the three months ended March 31, 2020, due to lower wages and benefits driven by reduced headcount, among other items.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased during the three months ended March 31, 2021 by $1.9 million, or 14%, compared to the three months ended March 31, 2020, primarily due to higher legal costs related to the Company’s indemnification obligations of former officers and employees as a result of the exhaustion of its director’s and officer’s insurance during the early part of 2020 (see additional discussion in Note 9. Commitments and Contingencies in Part I. Item 1. Financial Statements for further discussion). The Company also experienced higher wages and benefits expense, including higher incentive compensation expense, in addition to higher severance costs. These increases were partly offset by lower financial reporting costs during the three months ended March 31, 2021, among other items.
Interest Expense
Interest expense increased $0.9 million to $2.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, due in part to higher outstanding debt levels and the amortization of deferred financing costs related to the December 2020 amendment of the senior secured revolving credit agreement with Standard Chartered Bank, partly offset by a lower interest rate for the three months ended March 31, 2021. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Other Income, Net
Other income, net was zero for the three months ended March 31, 2021 compared to $0.2 million for the three months ended March 31, 2020. Other income, net in 2020 was primarily comprised of the Company’s equity earnings from its joint venture. Refer to Note 13. Related Party Transactions, in Part I, Item 1. Financial Statements, for further discussion of the Company’s joint venture.

Income Tax Expense (Benefit)
The Company recorded income tax expense of $0.4 million for the three months ended March 31, 2021 compared to an income tax benefit of $4.0 million for the three months ended March 31, 2020. The Company’s pretax loss was $17.8 million for the three months ended March 31, 2021, compared to a pretax loss of $4.8 million for the three months ended March 31, 2020. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefits otherwise associated with the pre-tax losses for the three months ended March 31, 2021 and 2020. The tax benefit for the three months ended March 31, 2020 was primarily attributable to the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted during the quarter, which allowed the Company to elect bonus depreciation for the 2018 and 2019 tax years, carryback net operating losses to earlier years, and immediately refund AMT credits as well as a change in the deferred tax liability related to an indefinite-lived intangible asset. See Note 10. Income Taxes, included in Part 1, Item 1. Financial Statements, for additional information related to the Company’s income tax provision.

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
The Company believes that Adjusted net income (loss), Adjusted earnings (loss) per share, EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net income (loss) is defined as net income (loss) as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance. Adjusted earnings (loss) per share is a measure of the Company’s diluted earnings (loss) per common share adjusted for the impact of special items. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of other non-cash charges and certain other items that do not reflect the ordinary earnings of the Company’s operations.
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

The following table presents a reconciliation from Net loss to Adjusted net loss for the three months ended March 31, 2021 and 2020:

(in thousands)	For the Three Months Ended March 31,
	2021	2020
Net loss	$(18,150)	$(712)
Stock-based compensation [1]	109	157
Severance [2]	460	—
Incremental financial reporting [3]	—	822
Internal control remediation [4]	393	598
Government investigations and other legal matters [5]	4,232	2,470
Discrete income tax items [6]	—	(4,006)
Adjusted net loss	$(12,956)	$(671)
The following table presents a reconciliation from Loss per common share – diluted to Adjusted loss per share for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Loss per common share – diluted	$(0.79)	$(0.03)
Stock-based compensation [1]	0.01	0.01
Severance [2]	0.02	—
Incremental financial reporting [3]	—	0.04
Internal control remediation [4]	0.02	0.03
Government investigations and other legal matters [5]	0.18	0.10
Discrete income tax items [6]	—	(0.18)
Adjusted loss per share – diluted	$(0.56)	$(0.03)

Diluted shares (in thousands)	22,892	22,858
The following table presents a reconciliation from Net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

(in thousands)	For the Three Months Ended March 31,
	2021	2020
Net loss	$(18,150)	$(712)
Interest expense	2,161	1,274
Income tax expense (benefit)	390	(4,042)
Depreciation	1,266	1,296
Amortization of intangible assets	634	763
EBITDA	(13,699)	(1,421)
Stock-based compensation [1]	109	157
Severance [2]	460	—
Incremental financial reporting [3]	—	822
Internal control remediation [4]	393	598
Government investigations and other legal matters [5]	4,232	2,470
Adjusted EBITDA	$(8,505)	$2,626
1.Amounts reflect non-cash stock-based compensation expense.
2.Amounts represent severance and other post-employment costs for certain former employees of the Company.
3.Amounts represent professional services fees related to the Company’s efforts to prepare, audit and file delinquent financial statements with the SEC, as well as tax compliance matters impacted by the restatement of prior period financial statements. The amounts exclude $0.9 million for the three months ended March 31, 2020.
4.Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.

5.Amounts include professional services fees for the three months ended March 31, 2021 and 2020 of $3.2 million and $1.3 million, respectively, related to costs to indemnify certain former officers and employees of the Company. The Company is obligated to pay legal costs of certain former officers and employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 9. Commitments and Contingencies of Part I, Item 1. Financial Statements, the Company fully exhausted its historical primary directors’ and officers’ insurance coverage in connection with these matters during the first quarter of 2020. Also included are professional services fees and reserves related to certain other legal matters.
6.Amount consists of the impact of the enactment of the CARES Act in March 2020 and a change in the deferred tax liability related to an indefinite-lived tangible asset.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Three Months Ended March 31,
	2021	2020	Change	% Change
Net cash provided by operating activities	$5,681	$24,304	$(18,623)	(77)%
Net cash used in investing activities	(607)	(772)	165	21%
Net cash used in financing activities	(2,638)	(22,719)	20,081	88%
Net increase in cash, cash equivalents, and restricted cash	$2,436	$813	$1,623	200%
Capital expenditures	$(617)	$(779)	$162	21%
*NMNot meaningful
Cash Flows for the Three Months Ended March 31, 2021
Cash Flow from Operating Activities
Net cash provided by operating activities was $5.7 million in the three months ended March 31, 2021 compared to net cash provided by operating activities of $24.3 million in the three months ended March 31, 2020, resulting in a decrease of $18.6 million in cash provided by operating activities year-over-year. The decrease in cash provided by operating activities was primarily related to an increase in the net loss of $17.4 million and a $3.5 million decrease in cash generated from working capital accounts, partially offset by an increase of $2.4 million in non-cash adjustments. The decrease in cash generated from working capital was primarily related to lower accounts receivable collections partly offset by a decline in purchases of inventory and a net increase in accounts payable and accrued expenses. The increase in non-cash adjustments was primarily due to increased amortization of deferred financing fees among other smaller items.
Cash Flow from Investing Activities
Net cash used in investing activities was $0.6 million for the three months ended March 31, 2021 compared to $0.8 million for the three months ended March 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, cash used in investing activities primarily related to capital expenditures associated with normal maintenance of the Company’s facilities.
Cash Flow from Financing Activities
The Company used $2.6 million in cash from financing activities in the three months ended March 31, 2021 compared to $22.7 million in cash used by financing activities in the three months ended March 31, 2020. The cash used by financing activities for the three months ended March 31, 2021 was primarily attributable to cash paid for the March 2021 and December 2020 amendments of the Company’s debt arrangements compared to net repayments of the revolving credit facility for the three months ended March 31, 2020. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements related to the amendments of the Company’s debt arrangements.
Liquidity and Capital Resources
In March 2021, the Company entered into an amended and restated uncommitted revolving credit agreement between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Amended and Restated Uncommitted Revolving Credit Agreement”). The Amended and Restated Uncommitted Revolving Credit Agreement continues to allow the Company to borrow up to $130.0 million and matures on March 25, 2022. Under the Amended and Restated Uncommitted Revolving Credit Agreement, Standard Chartered has the right to demand payment of any and all outstanding borrowings and other amounts outstanding under the Amended and Restated Uncommitted Revolving Credit Agreement at any point in time at its discretion. In connection with the execution of the Amended and Restated Uncommitted Revolving Credit Agreement, the Company entered into an amendment and restatement of the shareholder’s loan agreement originally executed with Weichai in December 2020 (“the First Amended and Restated Shareholder’s Loan Agreement”). The First Amended and Restated Shareholder’s Loan Agreement provides the Company with access to $130.0 million of credit solely for purposes of repaying outstanding borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement. The First Amended and Restated Shareholder’s Loan Agreement expires on April 25, 2022. The Amended and Restated Uncommitted Revolving Credit Agreement provides Standard Chartered with a power of attorney (“POA”) to submit a borrowing request to Weichai under the First Amended and Restated Shareholder’s Loan Agreement if the Company fails to submit a borrowing request within five business days of receiving a request from Standard Chartered. As of March 31, 2021, the Company’s total outstanding debt obligations under the Amended and Restated Uncommitted Credit Agreement were $130.0 million in the aggregate, and its cash and cash equivalents were $23.4 million. See Item 1. Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information. These amounts reflect a net positive cash impact from customer prepayments of $6.3 million.
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
Additionally, during 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019. Since May 2020, crude oil prices increased considerably from their lows reached in April 2020. While U.S. rig counts at the end of April 2021 are higher as compared to the start of 2021, they remain well below the average for the full year of 2019 and the first quarter of 2020. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. In addition, the Company experienced delays in its supply chain during the first quarter of 2021 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and is working to mitigate the impact through price increases and other measures, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders. Furthermore, these impacts may result in the recognition of material impairments or other related charges. Moreover, the full impact of the COVID-19 pandemic on the Company’s operations and liquidity continues to evolve.
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
Off-Balance Sheet Arrangements
At March 31, 2021, the Company had six outstanding letters of credit totaling $2.3 million. See Item 1. Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s

2020 Annual Report on Form 10-K (the “2020 Annual Report”). During the three months ended March 31, 2021, there were no significant changes in the application of critical accounting policies.
The Company has identified the following accounting policies as its most critical because they require the Company to make difficult, subjective, and complex judgments:
▪Revenue Recognition
▪Inventories
▪Impairment of Long-Lived Assets
▪Warranty
▪Deferred Tax Asset Valuation Allowance
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed under Item 9A. Controls and Procedures in the 2020 Annual Report, the Company’s management concluded that its internal control over financial reporting was not effective based on the material weaknesses identified. Management is committed to the continued implementation of remediation efforts to address the material weaknesses. The remediation efforts summarized below, which have been or will be implemented, are intended both to address the identified material weaknesses and to enhance the Company’s overall internal control environment.
As further discussed in Part II. Item 8. Financial Statements and Supplementary Data., Note 10. Commitments and Contingencies of the Company’s 2020 Annual Report, under the settled administrative order with the SEC, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses identified in its 2017 Form 10-K filed in May 2019 by April 30, 2021 unless an extension was provided by the SEC. On April 12, 2021, the SEC granted the Company’s request for an extension of time until March 31, 2022 in which to comply with the requirements of the administrative order to remediate the remaining outstanding material weaknesses.
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
The Company has updated its Code of Business Conduct and Ethics and has implemented an ongoing training program to help ensure employees understand and comply with the Code. The Company continues to enhance the program to provide extensive communications and training to employees across the entire organization regarding the importance of integrity and accountability.
The Company has established a process to identify and address internal control weaknesses through the control environment.
IT Skillset and Competency:
The Company continues to assess the level of technical skills in the information technology (“IT”) function to support the design and implementation of IT general controls (“ITGCs”). The IT function has been reorganized under the leadership of a Chief Information Officer who reports to the Chief Executive Officer. The Company hired an IT Security lead in the fourth quarter of 2020 and is actively recruiting for certain technical IT positions. The Company continues to supplement a portion of the IT resources with temporary resources to assist with performing certain technical IT activities.
Segregation of Duties:
▪The Company has established standards governing the segregation of incompatible duties across the organization.
▪The Company has implemented a technical upgrade to its Enterprise Resource Planning System (“ERP System”) and is redesigning system access roles across the Company to improve the segregation of incompatible duties.
▪The Company is designing and implementing various processes and controls to adequately segregate job responsibilities and system access throughout the organization and implementing applicable mitigating internal controls.

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
▪The Company has established and has begun implementing improved review and approval controls across the Company to ensure that revenue, including that of nonroutine revenue transactions, is recognized consistently in accordance with the terms of the contracts and customers and U.S. GAAP.
▪The Company has developed and is in the process of implementing sales transaction review procedures to review certain key transaction attributes.
Reserves and Accruals:
The Company is in the process of enhancing controls over the review and approval of key reserves and accruals, including, warranty reserves, sales allowances and excess and obsolete inventory.
Period End Close/Accounting Documentation:
▪The Company has designed and is implementing procedures and controls over the period-end close process and related documentation including, but not limited to, period-end checklists, review and approval of journal entries, taxes, inventory in-transit, account roll forwards and reconciliations, general ledger account maintenance and financial statement analysis/thresholds.
Information Technology:
▪The Company has reconstructed its ITGC framework to focus on controls that mitigate key financial reporting risks.
▪The Company has designed and is implementing controls over access, change management and IT operations to ensure that access rights are restricted to appropriate individuals, and that data integrity is maintained via effective change management controls over system updates and over the flow of data between systems.
▪The Company is re-designing of its ERP System to further improve and automate ITGCs as well as other business process application controls.
Data Maintenance:
▪The Company is designing and implementing procedures and controls to appropriately identify and assess changes made to data repositories that could significantly impact data integrity and the internal control framework, including, but not limited to, (i) creating centralized, complete and accurate data repositories, (ii) maintaining customer and vendor master files, employee data files, perpetual inventory records, inventory physical and cycle counts, and stock compensation agreements and (iii) communicating an enterprise data management policy and record retention policy.
▪The Company is developing procedures to ensure completeness and accuracy of the data used in the design and operation of internal controls.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 26, 2021, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/26/2021	001-35944
10.2		First Amended and Restated Shareholder’s Loan Agreement, dated as of March 26, 2021, between the Company and Weichai America Corp.	8-K	10.2	03/26/2021	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May 2021.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Donald P. Klein
Name:	Donald P. Klein
Title:	Chief Financial Officer (Principal Financial Officer)