Form 10-Q
period 2021-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2021-08-11
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of August 2, 2021, there were 22,923,486 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); the impact of the ongoing COVID-19 pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the SEC and the United States Attorney's Office for the Northern District of Illinois (the “USAO”); variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC and the criminal division of the USAO, which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; the potential for increased warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except par values)	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,503	$20,968
Restricted cash	2,949	3,299
Accounts receivable, net of allowances of $3,896 and $3,701 as of June 30, 2021 and December 31, 2020, respectively	59,578	60,148
Income tax receivable	4,273	3,708
Inventories, net	129,262	108,213
Prepaid expenses and other current assets	7,926	6,351
Total current assets	209,491	202,687
Property, plant and equipment, net	19,162	20,181
Intangible assets, net	9,052	10,319
Goodwill	29,835	29,835
Other noncurrent assets	16,888	20,955
TOTAL ASSETS	$284,428	$283,977

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$79,786	$31,547
Current maturities of long-term debt	304	310
Revolving line of credit	130,000	130,000
Other accrued liabilities	67,476	77,619
Total current liabilities	277,566	239,476
Deferred income taxes	1,258	886
Long-term debt, net of current maturities	743	781
Noncurrent contract liabilities	2,640	3,181
Other noncurrent liabilities	29,617	33,556
TOTAL LIABILITIES	$311,824	$277,880

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 22,894 and 22,892 shares outstanding June 30, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	157,394	157,262
Accumulated deficit	(183,615)	(149,894)
Treasury stock, at cost, 223 and 225 shares at June 30, 2021 and December 31, 2020, respectively	(1,198)	(1,294)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(27,396)	6,097
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$284,428	$283,977
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$111,478	$93,056	$211,649	$198,153
Cost of sales	98,284	89,279	191,385	176,662
Gross profit	13,194	3,777	20,264	21,491
Operating expenses:
Research, development and engineering expenses	6,111	5,814	12,335	12,566
Selling, general and administrative expenses	21,089	12,580	36,900	26,470
Amortization of intangible assets	633	764	1,267	1,527
Total operating expenses	27,833	19,158	50,502	40,563
Operating loss	(14,639)	(15,381)	(30,238)	(19,072)
Other expense, net:
Interest expense	1,469	1,427	3,630	2,701
Loss on debt extinguishment and modifications	—	497	—	497
Other expense (income), net	1	(44)	1	(255)
Total other expense, net	1,470	1,880	3,631	2,943
Loss before income taxes	(16,109)	(17,261)	(33,869)	(22,015)
Income tax (benefit) expense	(538)	481	(148)	(3,561)
Net loss	$(15,571)	$(17,742)	$(33,721)	$(18,454)

Weighted-average common shares outstanding:
Basic	22,893	22,858	22,893	22,858
Diluted	22,893	22,858	22,893	22,858
Loss per common share:
Basic	$(0.68)	$(0.78)	$(1.47)	$(0.81)
Diluted	$(0.68)	$(0.78)	$(1.47)	$(0.81)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ (Deficit) Equity
Balance at March 31, 2021	$23	$157,371	$(168,044)	$(1,295)	$(11,945)
Net loss	—	—	(15,571)	—	(15,571)
Stock-based compensation expense	—	23	—	100	123
Common stock issued for stock-based awards, net	—	—	—	(3)	(3)
Balance at June 30, 2021	$23	$157,394	$(183,615)	$(1,198)	$(27,396)

Balance at March 31, 2020	$23	$156,891	$(127,624)	$(1,349)	$27,941
Net loss	—	—	(17,742)	—	(17,742)
Stock-based compensation expense	—	160	—	—	160
Common stock issued for stock-based awards, net	—	1	—	(5)	(4)
Balance at June 30, 2020	$23	$157,052	$(145,366)	$(1,354)	$10,355

(in thousands)	For the Six Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2020	$23	$157,262	$(149,894)	$(1,294)	$6,097
Net loss	—	—	(33,721)	—	(33,721)
Stock-based compensation expense	—	132	—	100	232
Common stock issued for stock-based awards, net	—	—	—	(4)	(4)
Balance at June 30, 2021	$23	$157,394	$(183,615)	$(1,198)	$(27,396)

Balance at December 31, 2019	$23	$156,727	$(126,912)	$(1,341)	$28,497
Net loss	—	—	(18,454)	—	(18,454)
Stock-based compensation expense	—	317	—	—	317
Common stock issued for stock-based awards, net	—	8	—	(13)	(5)
Balance at June 30, 2020	$23	$157,052	$(145,366)	$(1,354)	$10,355
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2021	2020
Cash (used in) provided by operating activities
Net loss	$(33,721)	$(18,454)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	1,267	1,527
Depreciation	2,445	2,608
Stock-based compensation expense	232	317
Amortization of financing fees	1,627	609
Deferred income taxes	371	(323)
Loss on extinguishment of debt	—	497
Other adjustments, net	503	253
Changes in operating assets and liabilities:
Accounts receivable, net	577	42,492
Inventory, net	(21,417)	(31,980)
Prepaid expenses and other assets	11	22
Accounts payable	48,475	(8,634)
Accrued expenses	(10,122)	24,692
Other noncurrent liabilities	(4,487)	(9,616)
Net cash (used in) provided by operating activities	(14,239)	4,010
Cash provided by (used in) investing activities
Capital expenditures	(1,185)	(1,416)
Return of investment in joint venture	2,181	—
Other investing activities, net	36	7
Net cash provided by (used in) investing activities	1,032	(1,409)
Cash (used in) provided by financing activities
Repayments of long-term debt and lease liabilities	(193)	(55,200)
Proceeds from revolving line of credit	—	180,298
Repayments of revolving line of credit	—	(89,826)
Payments of deferred financing costs	(2,549)	(1,970)
Other financing activities, net	134	76
Net cash (used in) provided by financing activities	(2,608)	33,378
Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,815)	35,979
Cash, cash equivalents, and restricted cash at beginning of the period	24,267	3
Cash, cash equivalents, and restricted cash at end of the period	$8,452	$35,982

(in thousands)	As of June 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$5,503	$32,533
Restricted cash	2,949	3,449
Total cash, cash equivalents, and restricted cash	$8,452	$35,982
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
Going Concern Considerations
In March 2021, the Company entered into an amended and restated uncommitted revolving credit agreement between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Amended and Restated Uncommitted Revolving Credit Agreement”). The Amended and Restated Uncommitted Revolving Credit Agreement continues to allow the Company to borrow up to $130.0 million and matures on March 25, 2022. Under the Amended and

Restated Uncommitted Revolving Credit Agreement, Standard Chartered has the right to demand payment of any and all outstanding borrowings and other amounts outstanding under the Amended and Restated Uncommitted Revolving Credit Agreement at any point in time at its discretion. In connection with the execution of the Amended and Restated Uncommitted Revolving Credit Agreement, the Company entered into an amendment and restatement of the shareholder’s loan agreement originally executed with Weichai in December 2020 (the “First Amended and Restated Shareholder’s Loan Agreement”). The First Amended and Restated Shareholder’s Loan Agreement provides the Company with access to $130.0 million of credit solely for purposes of repaying outstanding borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement. The First Amended and Restated Shareholder’s Loan Agreement expires on April 25, 2022. The Amended and Restated Uncommitted Revolving Credit Agreement provides Standard Chartered with a power of attorney (“POA”) to submit a borrowing request to Weichai under the First Amended and Restated Shareholder’s Loan Agreement if the Company fails to submit a borrowing request within five business days of receiving a request from Standard Chartered. As of June 30, 2021, the Company had $130.0 million outstanding under the Amended and Restated Uncommitted Revolving Credit Agreement.
On July 14, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Second Shareholder’s Loan Agreement”) with Weichai. The Second Shareholder’s Loan Agreement provides the Company with a $25 million uncommitted facility that is subordinated to the Amended and Restated Uncommitted Revolving Credit Agreement and any borrowing requests made under the Second Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Second Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Second Shareholder’s Loan Agreement expires on May 20, 2022 with any outstanding principal and accrued interest due upon maturity. As of August 11, 2021, the Company had $15.0 million outstanding under the Second Shareholder’s Loan Agreement.
See Note 6. Debt for further information regarding the terms and conditions of the Company’s debt agreements.
The Amended and Restated Uncommitted Revolving Credit Agreement includes financial covenants which were effective for the Company beginning with the three months ended June 30, 2021. The financial covenants include an interest coverage ratio and a minimum threshold for earnings before interest, taxes, depreciation and amortization (“EBITDA”) as further defined in the Amended and Restated Uncommitted Revolving Credit Agreement. For the three months ended June 30, 2021, the Company did not meet the defined minimum interest coverage ratio nor the minimum EBITDA threshold. A breach of the financial covenants under the Amended and Restated Uncommitted Revolving Credit Agreement constitutes an event of default and, if not cured or waived, could result in the obligations under the Amended and Restated Uncommitted Revolving Credit Agreement being accelerated. The Company is currently in discussion with Standard Chartered in connection with the financial covenant breaches.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, obtain a cure or waiver in connection with the financial covenant breaches (as discussed above), and maintain compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement in the future. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owing under its existing debt arrangements as they become due. In order to provide the Company with a more permanent source of liquidity, management plans to seek an extension and amendment and/or replacement of its existing debt agreements or seek additional liquidity from its current or other lenders before the maturity dates in 2022 as discussed above. There can be no assurance that the Company’s management will be able to successfully complete an extension and amendment of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
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
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend and amend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, obtain a cure or waiver of its financial covenant breaches, and maintain compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement in the future, and extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements.

COVID-19 Pandemic and Other Recent Business Impacts
During 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019. Since May 2020, crude oil prices increased considerably from their lows reached in April 2020. However, U.S. rig counts have been slower to return as levels at the end of June 2021 remain below the average for the first half of 2020 and significantly below the full year average during 2019. These factors have contributed to a challenging environment for the sale of the Company’s oil and gas related products through the first half of 2021. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. In addition, the Company experienced delays in its supply chain during the first half of 2021 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and has also experienced higher tariff costs as a result of the non-renewal of certain tariff exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as obtaining certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
Additionally, during the first half of 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers insurance during the early part of 2020. In particular, spending activity was elevated in the first half of 2021 as a result of the United States Attorney’s Office for the Northern District of Illinois (the “USAO”) trial involving former officers and employees of the Company. At this time, the Company is not able to estimate the potential future amount of its indemnity obligations related to this matter nor the pending U.S. Securities and Exchange Commission (“SEC”) matter involving these prior officers and employees. See Note 9. Commitments and Contingencies for further discussion of the Company’s indemnification obligations. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the three and six months ended June 30, 2021, which contains unaudited consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020.
The consolidated financial statements include the accounts of Power Solutions International, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries in which the Company exercises control. The foregoing financial information was prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and rules and regulations of the SEC for interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	17%	15%	16%	15%
Customer B	11%	10%	**	10%
Customer C	21%	**	21%	**
The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of June 30, 2021	As of December 31, 2020
Customer A	27%	16%
Customer B	16%	**
Customer D	**	22%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Supplier A	15%	**	14%	**
Supplier B	12%	30%	**	20%
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
Research and Development
R&D expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $5.8 million and $5.6 million for the three months ended June 30, 2021 and 2020, respectively. These costs were $11.8 million and $12.0 million for the six months ended June 30, 2021 and 2020, respectively.
Restricted Cash
The Company is required to maintain minimum levels of cash collateral to support the letters of credit. The cash collateral is held in a separate bank account which the Company is restricted from accessing. As discussed in Note 9. Commitments and Contingencies, the Company had outstanding letters of credit of $2.3 million at both June 30, 2021 and December 31, 2020 and restricted cash of $2.9 million and $3.3 million at June 30, 2021 and December 31, 2020, respectively.
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
Inventories consisted of the following:

(in thousands) Inventories	As of June 30, 2021	As of December 31, 2020
Raw materials *	$103,979	$89,684
Work in process	7,464	2,482
Finished goods	21,406	19,375
Total inventories	132,849	111,541
Inventory allowance	(3,587)	(3,328)
Inventories, net	$129,262	$108,213
*As of June 30, 2021 and December 31, 2020, raw materials included $23.6 million and $36.6 million, respectively, of 6.0L engines that were purchased for a customer under a long-term supply agreement. See Note 2. Revenue for additional information related to contract liabilities and remaining performance obligations related to these engines.
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Six Months Ended June 30,
Inventory Allowance	2021	2020
Balance at beginning of period	$3,328	$2,964
Charged to expense	459	897
Write-offs	(200)	(819)
Balance at end of period	$3,587	$3,042
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of June 30, 2021	As of December 31, 2020
Accrued product warranty	$14,782	$14,928
Litigation reserves *	4,288	3,128
Contract liabilities	34,751	47,960
Accrued compensation and benefits	3,247	3,124
Operating lease liabilities	3,826	3,793
Accrued interest expense	72	895
Other	6,510	3,791
Total	$67,476	$77,619
*As of June 30, 2021 and December 31, 2020 litigation reserves related to various ongoing legal matters including associated legal fees as well as accrued indemnification costs related to former officers and employees of the Company. See Note 9. Commitments and Contingencies for additional information.
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
Accrued product warranty activities are presented below:

(in thousands)	For the Six Months Ended June 30,
Accrued Product Warranty	2021	2020
Balance at beginning of period	$31,542	$25,501
Current year provision *	8,770	7,418
Changes in estimates for preexisting warranties **	780	9,925
Payments made during the period	(11,767)	(10,373)
Balance at end of period	29,325	32,471
Less: current portion	14,782	16,660
Noncurrent accrued product warranty	$14,543	$15,811
*Warranty costs, net of supplier recoveries, were $7.5 million and $15.5 million for the six months ended June 30, 2021 and 2020, respectively. Supplier recoveries were $2.5 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.
**Change in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. The Company recorded charges for changes in estimates of preexisting warranties of $0.8 million, or $0.03 per diluted share, for the six months ended June 30, 2021, and charges of $9.9 million, or $0.43 per diluted share, for the six months ended June 30, 2020, respectively.
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

Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
End Market	2021	2020	2021	2020
Energy	$24,651	$29,649	$49,810	$79,733
Industrial	36,900	30,463	71,220	67,594
Transportation	49,927	32,944	90,619	50,826
Total	$111,478	$93,056	$211,649	$198,153
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Geographic Area	2021	2020	2021	2020
North America	$101,869	$81,979	$193,784	$176,499
Pacific Rim	5,420	6,295	10,948	12,749
Europe	1,958	2,578	3,568	5,235
Other	2,231	2,204	3,349	3,670
Total	$111,478	$93,056	$211,649	$198,153
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

(in thousands)	As of June 30, 2021	As of December 31, 2020
Short-term contract assets (included in Prepaid expenses and other current assets)	$2,884	$547
Short-term contract liabilities (included in Other accrued liabilities)	(34,751)	(47,960)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(2,640)	(3,181)
Net contract liabilities	$(34,507)	$(50,594)
During the six months ended June 30, 2021 and 2020, the Company recognized $20.4 million and $4.8 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2020 and 2019, respectively. The increase in the contract asset during the six months ended June 30, 2021 is related to the Company’s right to consideration being conditional at the end of the period. The decrease in the contract liabilities during the six months ended June 30, 2021 was primarily related to revenue recognized upon satisfaction of performance obligations related to 6.0L engines that were previously prepaid by a customer under a long-term supply agreement.
Remaining Performance Obligations
For performance obligations that extend beyond one year, the Company had $33.5 million of remaining performance obligations as of June 30, 2021 primarily related to a long-term manufacturing contract with a customer and extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $30.5 million in the remainder of 2021, $0.8 million in 2022, $0.9 million in 2023, $0.9 million in 2024, $0.4 million in 2025 and less than $0.1 million in 2026 and beyond.

Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreements
In December 2020, the Company entered into the Shareholder’s Loan Agreement with Weichai. The Shareholder’s Loan Agreement was amended and restated in March 2021. On July 14, 2021, the Company entered into the Second Shareholder’s Loan Agreement with Weichai. See additional discussion of these debt agreements in Note 6. Debt.
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred, and revenue generated from third parties are recorded on a gross basis in the financial statements. For the three and six months ended June 30, 2021 and 2020, the Company’s sales to Weichai were immaterial in all periods. Purchases of inventory from Weichai were $3.7 million and $6.7 million for the three and six months ended June 30, 2021, respectively. Purchases of inventory from Weichai were $7.1 million and $12.2 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had immaterial receivables from Weichai and outstanding payables to Weichai of $7.2 million and $4.0 million, respectively.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Property, Plant and Equipment
Leasehold improvements	$6,669	$6,725
Machinery and equipment	43,619	43,030
Construction in progress	1,852	1,670
Total property, plant and equipment, at cost	52,140	51,425
Accumulated depreciation	(32,978)	(31,244)
Property, plant and equipment, net	$19,162	$20,181
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both June 30, 2021 and December 31, 2020 was $29.8 million. Accumulated impairment losses at both June 30, 2021 and December 31, 2020 were $11.6 million.

Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(26,316)	$8,624
Developed technology	700	(664)	36
Trade names and trademarks	1,700	(1,308)	392
Total	$37,340	$(28,288)	$9,052

(in thousands)	As of December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(25,117)	$9,823
Developed technology	700	(650)	50
Trade names and trademarks	1,700	(1,254)	446
Total	$37,340	$(27,021)	$10,319
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Short-term financing:
Revolving credit facility *	$130,000	$130,000

Long-term debt:
Finance leases and other debt	1,047	1,091
Total long-term debt and finance leases	1,047	1,091
Less: Current maturities of long-term debt and finance leases	304	310
Long-term debt	$743	$781
*Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $1.4 million and $1.1 million as of June 30, 2021 and December 31, 2020, respectively.
Credit Agreement and Shareholders’ Loan Agreement
On March 26, 2021, the Company entered into the Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered. The Amended and Restated Uncommitted Revolving Credit Agreement allows the Company to borrow up to $130.0 million (all of which has been fully borrowed as of June 30, 2021), is uncommitted, and matures on March 25, 2022. Borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement shall bear interest at either the alternate base rate or LIBOR plus 2.70%. In addition, the Company paid fees of $1.9 million related to the Amended and Restated Uncommitted Revolving Credit Agreement, which were deferred and are being amortized over the term of the Amended and Restated Uncommitted Revolving Credit Agreement. The Amended and Restated Uncommitted Revolving Credit Agreement is secured by substantially all of the Company’s assets and includes financial covenants related to the Company’s financial performance for the second, third, and fourth quarters of 2021. There were no financial covenants applicable to the first quarter of 2021. The Amended and Restated Uncommitted Revolving Credit Agreement gives Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Amended and Restated Uncommitted Revolving Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Amended and Restated Uncommitted Revolving Credit Agreement grants Standard Chartered a power of attorney (POA) to submit a borrowing request to Weichai under the amended Shareholder’s Loan Agreement (see discussion below) if the Company does not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request.

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
As discussed above, the Amended and Restated Uncommitted Revolving Credit Agreement includes financial covenants which were effective for the Company beginning with the three months ended June 30, 2021 and each of the third and fourth quarters of 2021. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Amended and Restated Credit Agreement. For the three months ended June 30, 2021, the Company did not meet the defined minimum interest coverage nor EBITDA requirements. A breach of the financial covenants under the Amended and Restated Uncommitted Revolving Credit Agreement constitutes an event of default which, if not cured or waived, could result in the obligations under the Amended and Restated Uncommitted Revolving Credit Agreement being accelerated. The Company is currently in discussion with Standard Chartered in connection with the financial covenant breaches.
On July 14, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Second Shareholder’s Loan Agreement”) with Weichai. The Second Shareholder’s Loan Agreement provides the Company with a $25 million uncommitted facility that is subordinated to the Amended and Restated Uncommitted Revolving Credit Agreement and any borrowing requests made under the Second Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Second Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Second Shareholder’s Loan Agreement expires on May 20, 2022 with any outstanding principal and accrued interest due upon maturity. As of August 11, 2021, the Company had $15.0 million outstanding under the Second Shareholder’s Loan Agreement.
See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.
Note 7.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between August 2021 and August 2034. For the three and six months ended June 30, 2021, the Company recorded lease expense of $1.4 million and $3.0 million within Cost of sales, $0.1 million and $0.2 million within Research, development, and engineering expenses, less than $0.1 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations, respectively. For the three and six months ended June 30, 2020, the Company recorded lease expense of $1.6 million and $3.4 million within Cost of sales, $0.1 million and $0.2 million within Research, development and engineering expenses, $0.1 million and $0.2 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations, respectively.
The following table summarizes the components of lease expense:

(in thousands)	Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,225	$1,368	$2,467	$2,747
Finance lease cost
Amortization of right-of-use (“ROU”) asset	52	52	104	104
Interest expense	9	12	19	25
Short-term lease cost	130	108	232	217
Variable lease cost	176	374	514	797
Total lease cost	$1,592	$1,914	$3,336	$3,890

The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$2,498	$2,734
Operating cash flows paid for interest portion of finance leases	19	25
Financing cash flows paid for principal portion of finance leases	104	96
Right-of-use assets obtained in exchange for lease obligations
Operating leases	9	299
Finance leases	—	—
As of June 30, 2021 and December 31, 2020, the weighted-average remaining lease term was 6.0 years and 6.2 years for operating leases and 3.5 years and 3.8 years for finance leases, respectively. The weighted-average discount rate was 7.1% for operating leases as of both June 30, 2021 and December 31, 2020 and 6.7% for finance leases as of both June 30, 2021 and December 31, 2020.
The following table presents supplemental balance sheet information related to leases:

(in thousands)	June 30, 2021	December 31, 2020
Operating lease ROU assets, net [1]	$15,259	$17,104

Operating lease liabilities, current [2]	3,826	3,793
Operating lease liabilities, non-current [3]	12,245	14,156
Total operating lease liabilities	$16,071	$17,949

Finance lease ROU assets, net [1]	$460	$568

Finance lease liabilities, current [2]	192	200
Finance lease liabilities, non-current [3]	314	413
Total finance lease liabilities	$506	$613
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
The following table presents maturity analysis of lease liabilities as of June 30, 2021:

(in thousands)	Operating Leases	Finance Leases
Six months ending December 31, 2021	$2,450	$123
Year ending December 31, 2022	4,788	177
Year ending December 31, 2023	3,283	103
Year ending December 31, 2024	1,813	84
Year ending December 31, 2025	1,851	72
Thereafter	5,554	9
Total undiscounted lease payments	19,739	568
Less: imputed interest	3,668	62
Total lease liabilities	$16,071	$506
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

(in thousands)	As of June 30, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—

(in thousands)	As of December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
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
Securities and Exchange Commission and United States Attorney’s Office for the Northern District of Illinois Investigations
In September 2020, the Company entered into agreements with the SEC and the USAO to resolve the investigations into the Company’s past revenue recognition practices. As further discussed in Part II. Item 8. Financial Statements and Supplementary Data., Note 10. Commitments and Contingencies of the Company’s 2020 Form 10-K, under the settled administrative order with the SEC, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses identified in its 2017 Form 10-K filed in May 2019 by April 30, 2021 unless an extension was provided by the SEC. On April 12, 2021, the SEC granted the Company’s request for an extension of time until March 31,

2022 in which to comply with the requirements of the administrative order to remediate the remaining outstanding material weaknesses.
Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. The stay remains in place pending further guidance from the Court. As of June 30, 2021 and December 31, 2020, the Company had recorded an estimated liability of $0.3 million related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Statement of Operations for the year-ended December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company had recognized a liability of $1.5 million within Other accrued liabilities on the Consolidated Balance Sheet related to the settlement of this matter. In addition, the Company entered into an agreement with Mast under which Mast will provide various technical services.
Indemnification Agreements
Under the Company’s bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. As a result of cumulative legal fees and settlements previously paid, the Company fully exhausted its primary directors’ and officers’ insurance coverage of $30 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that will occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past directors and officers and certain former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. The Company accrues for such costs as incurred within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2021, the Company incurred $10.5 million and $13.6 million, respectively, of costs related to these indemnification obligations and $2.4 million and $3.8 million for the three and six months ended June 30, 2020. Included in the total indemnification obligations incurred for the three and six months ended June 30, 2021 are costs of $5.9 million and $7.9 million, respectively, that the Company incurred on behalf of Gary Winemaster, former Chairman of the Board and former Chief Executive Officer and President, who is also a related party. For the three and six ended June 30, 2020 these costs were $1.1 million and $2.3 million, respectively. At this time, the Company is not able to estimate the impact of these obligations due to the actions ongoing; however, the impact has been and may continue to be material to the Company’s results of operations, financial condition, and cash flows.
In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy, which was renewed in June 2021. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.

Other Commitments
At June 30, 2021, the Company had six outstanding letters of credit totaling $2.3 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $2.9 million as of June 30, 2021 related to these letters of credit.
The Company has arrangements with certain suppliers that require it to purchase minimum volumes or be subject to monetary penalties. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, oil prices have increased from their lows reached in April 2020. However, rig counts in the U.S. have been slower to return as levels at the end of June 2021 remain below the average for the first half of 2020 and significantly below the full year average for 2019. This has impacted the demand for the Company’s products sold into the oil and gas market. Based on current and forecasted demand of the Company’s products, current and forecasted oil prices for 2021 and the significant lead time for the Company to order and acquire certain materials, the Company does not expect to meet the minimum purchase commitment for 2021 related to one of its supply agreements and recorded an expense of $1.0 million within Cost of sales in the Consolidated Statement of Operations for the six months ended June 30, 2021.
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
The effective tax rate for the three and six months ended June 30, 2021 was 3.3% and 0.4%, compared to an effective tax rate for the three and six months ended June 30, 2020 of (2.8)% and 16.2%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate primarily due to the Company’s full valuation allowance recorded against the deferred tax assets related to the Company’s net losses and adjustments for the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). For the six months ended June 30, 2020, the effective tax rate was further impacted by a change in the deferred tax liability related to an indefinite-lived intangible asset.
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance at December 31, 2020	23,117	225	22,892
Net shares issued for Stock awards	—	(2)	2
Balance as of June 30, 2021	23,117	223	22,894
Note 12.    Loss Per Share
The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted-average common shares outstanding during the year. Diluted earnings (loss) per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted loss per share for the three and six months ended June 30, 2021 and 2020.

The Company issued Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2020 Annual Report for additional information on the SARs and the RSAs.
The computations of basic and diluted loss per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(15,571)	$(17,742)	$(33,721)	$(18,454)

Denominator:
Shares used in computing net loss per share:
Weighted-average common shares outstanding – basic	22,893	22,858	22,893	22,858
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – diluted	22,893	22,858	22,893	22,858

Loss per common share:
Loss per share of common stock – basic	$(0.68)	$(0.78)	$(1.47)	$(0.81)
Loss per share of common stock – diluted	$(0.68)	$(0.78)	$(1.47)	$(0.81)

The aggregate number of shares excluded from the diluted loss per share calculations, because they would have been anti-dilutive, were 0.2 million shares for each of the three and six months ended June 30, 2021 and 2020. For the three and six months ended June 30, 2021 and 2020, SARs and RSAs were not included in the diluted loss per share calculations as they would have been anti-dilutive (1) due to the losses reported in the Consolidated Statements of Operations or (2) the Company’s average stock price was less than the exercise price of the SARs or the grant price of the RSAs.
Note 13.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the Amended and Restated Shareholder’s Loan Agreement, the Second Shareholder’s Loan Agreement and the Collaboration Agreement with Weichai.
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
Doosan-PSI, LLC
In 2015, the Company and Doosan Infracore Co., Ltd. (“Doosan”), a subsidiary of Doosan Group, entered into an agreement to form Doosan-PSI, LLC. The Company invested $1.0 million to acquire 50% of the venture, which was formed to operate in the field of developing, designing, testing, manufacturing, assembling, branding, marketing, selling, distributing and providing support for industrial gas engines and all components and materials required for assembly of the gas engines to the global power generation market outside of North America and South Korea. In the fourth quarter of 2019, Doosan and the Company agreed to wind down and dissolve the joint venture. In the second quarter of 2021, the Company received a cash distribution from the joint venture of $2.2 million as a result of the final wind down and dissolution of the joint venture.

Joint Venture Operating Results
The Company’s investments in joint ventures are accounted for under the equity method of accounting. Expense from this investment for both the three and six months ended June 30, 2021 was less than $0.1 million. Income from this investment was less than $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively. The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.
Other Related Party Transactions
See Note 9. Commitments and Contingencies for information regarding the Company’s indemnification obligations related to certain former directors and officers of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and six months ended June 30, 2021 and 2020, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
For the three months ended June 30, 2021, the Company’s net sales increased $18.4 million, or 20%, from the three months ended June 30, 2020 to $111.5 million, the result of increased sales across the transportation and industrial end markets of $17.0 million and $6.4 million, respectively, partly offset by a $5.0 million decrease in the energy end market. Gross margin for the three months ended June 30, 2021 was 11.8%, an increase of 770 basis points versus 4.1% in the comparable 2020 period. Gross profit increased by $9.4 million for the three months ended June 30, 2021, while operating expenses increased by $8.7 million, as compared to the comparable period in 2020. Other expense, net decreased by $0.4 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the absence of losses on the extinguishment of debt during the three months ended June 30, 2021. The Company recorded an income tax benefit of $0.5 million during the three months ended June 30, 2021 compared to an expense of $0.5 million in the prior year. Collectively, these factors contributed to a $2.2 million decrease in the net loss, which totaled $15.6 million in the 2021 period compared to net loss of $17.7 million in the same period in 2020. Diluted loss per share was $0.68 in the 2021 period compared to diluted loss per share of $0.78 in the comparable 2020 period. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $3.8 million in the 2021 period, a decrease of $8.4 million, compared to Adjusted net loss of $12.2 million in 2020. Adjusted loss per share was $0.16 in 2021 compared to Adjusted loss per share of $0.53 in 2020. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was a loss of $0.5 million in 2021 compared to an Adjusted EBITDA loss of $8.6 million in 2020. Adjusted net loss (income), Adjusted loss (income) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
For the six months ended June 30, 2021, the Company’s net sales increased $13.5 million, or 7%, compared to the six months ended June 30, 2020, as a result of sales increases across the transportation and industrial end markets of $39.8 million and $3.6 million, respectively, partly offset by a $29.9 million decrease in the energy end market. Gross margin was 9.6% and 10.8% during the six months ended June 30, 2021 and 2020, respectively. Gross profit decreased during the six months ended June 30, 2021 by $1.2 million compared to the six months ended June 30, 2020, while operating expenses increased by $9.9 million as compared to the comparable period in 2020. Interest expense increased by $0.9 million for the six months ended June 30, 2021 versus the comparable period in 2020. Loss on the extinguishment of debt decreased by $0.5 million due to the absence of losses on the extinguishment of debt during the six months ended June 30, 2021. Other expense (income), net increased by $0.3 million during the six months ended June 30, 2021. Also, the Company recorded an income tax benefit of $0.1 million for the six months ended June 30, 2021 versus a benefit of $3.6 million for the same period last year. Collectively, these factors contributed to a $15.3 million increase in the net loss, which totaled $33.7 million in the 2021 period compared to a net loss of $18.5 million in the same period of 2020. Diluted loss per share was $1.47 in the 2021 period compared to diluted loss per share of $0.81 in the comparable 2020 period. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $16.7 million in the 2021 period compared to Adjusted net loss of $12.8 million in 2020. Adjusted loss per share was $0.72 in 2021 compared to Adjusted loss per share of $0.56 in 2020. Adjusted EBITDA was a loss of $9.0 million in 2021 compared to an Adjusted EBITDA loss of $6.0 million in 2020. Adjusted net loss (income), Adjusted loss (earnings) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
Net sales by geographic area and by end market for the three and six months ended June 30, 2021 and 2020 are presented below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
Geographic Area		% of Total		% of Total		% of Total		% of Total
North America	$101,869	92%	$81,979	88%	$193,784	91%	$176,499	89%
Pacific Rim	5,420	4%	6,295	7%	10,948	5%	12,749	6%
Europe	1,958	2%	2,578	3%	3,568	2%	5,235	3%
Others	2,231	2%	2,204	2%	3,349	2%	3,670	2%
Total	$111,478	100%	$93,056	100%	$211,649	100%	$198,153	100%

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
End Market		% of Total		% of Total		% of Total		% of Total
Energy	$24,651	22%	$29,649	32%	$49,810	23%	$79,733	40%
Industrial	36,900	33%	30,463	33%	71,220	34%	67,594	34%
Transportation	49,927	45%	32,944	35%	90,619	43%	50,826	26%
Totals	$111,478	100%	$93,056	100%	$211,649	100%	$198,153	100%

Results of Operations
Results of operations for the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020:

(in thousands, except per share amounts)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Net sales	$111,478	$93,056	$18,422	20%	$211,649	$198,153	$13,496	7%
Cost of sales	98,284	89,279	9,005	10%	191,385	176,662	14,723	8%
Gross profit	13,194	3,777	9,417	NM	20,264	21,491	(1,227)	(6)%
Gross margin %	11.8%	4.1%	7.7%		9.6%	10.8%	(1.2)%
Operating expenses:
Research, development and engineering expenses	6,111	5,814	297	5%	12,335	12,566	(231)	(2)%
Research, development and engineering expenses as a % of sales	5.5%	6.2%	(0.7)%		5.8%	6.3%	(0.5)%
Selling, general and administrative expenses	21,089	12,580	8,509	68%	36,900	26,470	10,430	39%
Selling, general and administrative expenses as a % of sales	18.9%	13.5%	5.4%		17.4%	13.4%	4.0%
Amortization of intangible assets	633	764	(131)	(17)%	1,267	1,527	(260)	(17)%
Total operating expenses	27,833	19,158	8,675	45%	50,502	40,563	9,939	25%
Operating loss	(14,639)	(15,381)	742	(5)%	(30,238)	(19,072)	(11,166)	59%
Other expense, net:
Interest expense	1,469	1,427	42	3%	3,630	2,701	929	34%
Loss on extinguishment of debt	—	497	(497)	(100)%	—	497	(497)	(100)%
Other expense (income), net	1	(44)	45	(102)%	1	(255)	256	(100)%
Total other expense, net	1,470	1,880	(410)	(22)%	3,631	2,943	688	23%
Loss before income taxes	(16,109)	(17,261)	1,152	(7)%	(33,869)	(22,015)	(11,854)	54%
Income tax (benefit) expense	(538)	481	(1,019)	NM	(148)	(3,561)	3,413	(96)%
Net loss	$(15,571)	$(17,742)	$2,171	(12)%	$(33,721)	$(18,454)	$(15,267)	83%
Loss per common share:
Basic	$(0.68)	$(0.78)	$0.10	(13)%	$(1.47)	$(0.81)	$(0.66)	81%
Diluted	$(0.68)	$(0.78)	$0.10	(13)%	$(1.47)	$(0.81)	$(0.66)	81%

Non-GAAP Financial Measures:
Adjusted net loss *	$(3,774)	$(12,178)	$8,404	(69)%	$(16,730)	$(12,849)	$(3,881)	30%
Adjusted loss per share – diluted *	$(0.16)	$(0.53)	$0.37	(70)%	$(0.72)	$(0.56)	$(0.16)	29%
EBITDA *	$(12,828)	$(13,758)	$930	(7)%	$(26,527)	$(15,179)	$(11,348)	75%
Adjusted EBITDA *	$(476)	$(8,582)	$8,106	(94)%	$(8,981)	$(5,956)	$(3,025)	51%
NM    Not meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales increased $18.4 million, or 20%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as a result of higher sales across the transportation and industrial end markets of $17.0 million and $6.4 million, respectively, partly offset by a $5.0 million decrease in the energy end market. The increase in transportation end market sales was primarily due to increased medium duty truck market business and a nominal increase in the school bus market. The increased sales within the industrial end market reflects higher demand for products used across various applications, including those products used in the material handling/forklift, arbor care and industrial cleaning equipment markets. Lower energy end market sales were driven by decreased demand for the Company’s power generation products, especially for demand response products.
Net sales increased $13.5 million, or 7%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as a result of higher sales of $39.8 million and $3.6 million in the transportation and industrial end markets, respectively, partly offset by a decrease of $29.9 million in the energy end market. The increase in transportation end market sales was primarily due to increased demand for products used in the medium duty truck market partly resulting from lower sales volumes in the first half of 2020 due to the acceleration of shipments of certain engines during the fourth quarter of 2019. Higher sales within the industrial end market reflects increased demand for products used across various applications, with the largest increases attributable to higher demand for products used in the arbor care, industrial cleaning equipment, and material handling/forklift markets. Lower energy end market sales were driven by decreased demand for the Company’s power generation products, especially for demand response products and those used within the oil and gas industry.
Gross Profit
Gross profit increased during the three months ended June 30, 2021 by $9.4 million, or 249%, compared to the three months ended June 30, 2020. Gross margin was 11.8% and 4.1% during the three months ended June 30, 2021 and 2020, respectively. The increase in gross margin is primarily due to significantly lower warranty expenses, the impact of higher sales and cost savings driven by actions to improve manufacturing operations, partly offset by material cost increases, higher tariff and freight costs and unfavorable product mix. For the three months ended June 30, 2021, warranty costs were $0.7 million (net of supplier recoveries of $0.6 million), including a $3.3 million benefit for adjustments to preexisting warranties, a decrease of $13.1 million compared to warranty costs of $13.8 million (net of supplier recoveries of $0.6 million), including charges of $9.3 million for adjustments to preexisting warranties, for the three months ended June 30, 2020.
Gross profit decreased during the six months ended June 30, 2021 by $1.2 million, or 6%, compared to the six months ended June 30, 2020. Gross margin was 9.6% and 10.8% during the six months ended June 30, 2021 and 2020, respectively. The decline in gross margin is primarily due to material cost increases, higher tariff and freight costs and unfavorable product mix, partly mitigated by lower warranty expense, the impact of higher sales and cost savings driven by actions to improve manufacturing operations. For the six months ended June 30, 2021, warranty costs were $7.5 million (net of supplier recoveries of $2.5 million), including $0.8 million of charges for adjustments to preexisting warranties, a decrease of $8.0 million compared to warranty costs of $15.5 million (net of supplier recoveries of $1.9 million), including $9.9 million of charges for adjustments to preexisting warranties, for the six months ended June 30, 2020.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended June 30, 2021 were $6.1 million, an increase of $0.3 million, or 5%, from the three months ended June 30, 2020 levels. The increase was primarily related to the timing of projects.
Research, development and engineering expenses during the six months ended June 30, 2021 were $12.3 million, a decrease of $0.2 million, or 2%, from the six months ended June 30, 2020 levels. The decrease was primarily due to lower wages and benefits driven by reduced headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased during the three months ended June 30, 2021 by $8.5 million, or 68%, compared to the three months ended June 30, 2020. The increase was primarily due to higher legal costs related to the Company’s indemnification obligations of former officers and employees as a result of elevated spending activity during the three months ended June 30, 2021 as a result of the USAO’s trial involving former officers and employees (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements). The Company also experienced higher wages and benefits expense due in part to the reinstatement of salaries and benefits to pre-COVID levels. In addition, the Company incurred higher severance costs. These cost increases were partly offset by lower financial reporting costs during the three months ended June 30, 2021.
Selling, general and administrative expenses increased during the six months ended June 30, 2021 by $10.4 million, or 39%, compared to the six months ended June 30, 2020. The increase was primarily due to the Company’s indemnification obligations of former officers and employees as a result of the exhaustion of its directors’ and officers’ insurance during the early part of 2020 coupled with elevated spending activity during the six months ended June 30, 2021 as a result of the USAO’s trial involving former officers and employees during the period (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements). The Company also experienced higher wages and benefits expenses in addition to higher severance costs. These increases were partly offset by lower financial reporting costs during the six months ended June 30, 2021.
Interest Expense
Interest expense was $1.5 million for the three months ended June 30, 2021 as compared to $1.4 million the three months ended June 30, 2020.
Interest expense increased $0.9 million to $3.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, largely due to higher average outstanding debt and a higher overall effective interest rate on the Company’s debt during the six months ended June 30, 2021, as compared to the prior year.
Loss on Extinguishment of Debt
There was no impact related to the loss on the extinguishment of debt for the three and six months ended June 30, 2021. The Company recognized a loss on the extinguishment of debt of $0.5 million for both the three and six months ended June 30, 2020 related to the repayment of its revolving credit facility with Wells Fargo Bank, N.A and its unsecured senior notes in April 2020. These debt instruments were replaced by a new senior secured revolving credit facility with Standard Chartered Bank.
See Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information regarding the Company’s current debt agreements.
Other Expense (Income), Net
Other expense (income), net increased by less than $0.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Other expense (income), net increased by $0.3 million to expense of less than $0.1 million during the six months ended June 30, 2021 compared to a benefit of $0.3 million during the six months ended June 30, 2020.
Other expense (income), net is primarily comprised of the Company’s equity earnings from its joint venture. Refer to Note 13. Related Party Transactions, in Part I, Item 1. Financial Statements, for further discussion of the Company’s joint venture.
Income Tax Expense
The Company recorded an income tax benefit of $0.5 million for the three months ended June 30, 2021, as compared to income tax expense of $0.5 million for the three months ended June 30, 2020. The Company’s pretax loss was $16.1 million for the three months ended June 30, 2021, compared to pretax loss of $17.3 million for the three months ended June 30, 2020. Income tax benefit for the three months ended June 30, 2021 primarily related to an adjustment in the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefit associated with the pre-tax loss for both the three months ended June 30, 2021 and 2020.
The Company recorded an income tax benefit of $0.1 million for the six months ended June 30, 2021, as compared to an income tax benefit of $3.6 million for the six months ended June 30, 2020. The Company’s pretax loss was $33.9 million for the six months ended June 30, 2021, compared to pretax loss of $22.0 million for the six months ended June 30, 2020. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefits associated with the pre-tax loss for both the six months ended June 30, 2021 and 2020. The income tax benefit for the six months ended June 30, 2020 is primarily attributable to the enactment of the CARES Act in the period.
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
The following table presents a reconciliation from Net loss to Adjusted net loss for the three and six months ended June 30, 2021 and 2020:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(15,571)	$(17,742)	$(33,721)	$(18,454)
Stock-based compensation [1]	123	160	232	317
Loss on debt extinguishment [2]	—	497	—	497
Severance [3]	232	—	692	—
Incremental financial reporting [4]	—	957	—	1,779
Internal control remediation [5]	310	294	703	892
Government investigations and other legal matters [6]	11,687	3,268	15,919	5,738
Discrete income tax items [7]	(555)	388	(555)	(3,618)
Adjusted net loss	$(3,774)	$(12,178)	$(16,730)	$(12,849)

The following table presents a reconciliation from Loss per common share – diluted to Adjusted loss per share for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Loss per common share – diluted	$(0.68)	$(0.78)	$(1.47)	$(0.81)
Stock-based compensation [1]	0.01	0.01	0.01	0.01
Loss on debt extinguishment [2]	—	0.02	—	0.02
Severance [3]	0.01	—	0.03	—
Incremental financial reporting [4]	—	0.04	—	0.08
Internal control remediation [5]	0.01	0.02	0.03	0.04
Government investigations and other legal matters [6]	0.51	0.14	0.70	0.25
Discrete income tax items [7]	(0.02)	0.02	(0.02)	(0.15)
Adjusted loss per share – diluted	$(0.16)	$(0.53)	$(0.72)	$(0.56)

Diluted shares (in thousands)	22,893	22,858	22,893	22,858
The following table presents a reconciliation from Net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(15,571)	$(17,742)	$(33,721)	$(18,454)
Interest expense	1,469	1,427	3,630	2,701
Income tax (benefit) expense	(538)	481	(148)	(3,561)
Depreciation	1,179	1,312	2,445	2,608
Amortization of intangible assets	633	764	1,267	1,527
EBITDA	(12,828)	(13,758)	(26,527)	(15,179)
Stock-based compensation [1]	123	160	232	317
Loss on debt extinguishment [2]	—	497	—	497
Severance [3]	232	—	692	—
Incremental financial reporting [4]	—	957	—	1,779
Internal control remediation [5]	310	294	703	892
Government investigations and other legal matters [6]	11,687	3,268	15,919	5,738
Adjusted EBITDA	$(476)	$(8,582)	$(8,981)	$(5,956)
1.Amounts reflect non-cash stock-based compensation expense.
2.Amount represents the loss on the extinguishment of the Company’s prior credit facility with Wells Fargo Bank, N.A. and the senior unsecured notes in April 2020.
3.Amounts represent severance and other post-employment costs for certain former employees of the Company.
4.Amounts represent professional services fees related to the Company’s efforts to prepare, audit and file delinquent financial statements with the SEC, as well as tax compliance matters impacted by the restatement of prior period financial statements. The amounts exclude $0.1 million and $1.0 million for the three and six months ended June 30, 2020.
5.Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.
6.Amounts include professional services fees for the three and six months ended June 30, 2021 of $10.5 million and $13.6 million, respectively, and $2.4 million and $3.8 million for the three and six months ended June 30, 2020, respectively, related to costs to indemnify certain former officers and employees of the Company. The Company is obligated to pay legal costs of certain former officers and employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 9. Commitments and Contingencies of Part I, Item 1. Financial Statements, the Company fully exhausted its historical primary directors’ and officers’ insurance coverage in connection with these matters during the first quarter of 2020. Also included are professional services fees and reserves related to certain other legal matters.
7.Amounts for all periods include adjustments to impacts of the CARES Act; the six months ended June 30, 2020 also include a change in the deferred tax liability related to an indefinite lived intangible asset.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Six Months Ended June 30,
	2021	2020	Change	% Change
Net cash (used in) provided by operating activities	$(14,239)	$4,010	$(18,249)	*NM
Net cash provided by (used in) investing activities	1,032	(1,409)	2,441	173%
Net cash (used in) provided by financing activities	(2,608)	33,378	(35,986)	(108)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(15,815)	$35,979	$(51,794)	(144)%
Capital expenditures	$(1,185)	$(1,416)	$231	16%
*NMNot meaningful
Cash Flows for the Six Months Ended June 30, 2021
Cash Flow from Operating Activities
Net cash used in operating activities was $14.2 million in the six months ended June 30, 2021 compared to net cash provided by operating activities of $4.0 million in the six months ended June 30, 2020, resulting in an increase of $18.2 million in cash used in operating activities year-over-year. The increase in cash used by operating activities was primarily related to an increase in the net loss of $15.3 million and a $3.8 million decrease in cash generated from working capital accounts, partially offset by an increase of $1.0 million in non-cash adjustments. The decrease in cash generated from working capital in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily related to lower accounts receivable collections partly offset by a decline in cash outflow associated with inventory and a net increase in liabilities. The decline in the cash outflow for inventory for the six months ended June 30, 2021 compared to the same period in 2020 was largely due to the sale of 6.0L engines acquired in 2020 as discussed further in Item 1. Note 2. Revenue, partly offset by increased purchases of inventory during the six months ended June 30, 2021 to support forecasted sales growth in the second half of 2021. The net increase in liabilities was largely due to increased accounts payable related to the previously discussed increased inventory purchases as well as costs incurred related to the Company’s indemnification obligations, as further discussed in Item 1. Note 9. Commitments and Contingencies, partly offset by a decline in accrued expenses. The increase in non-cash adjustments was primarily due to increased amortization of deferred financing fees.
Cash Flow from Investing Activities
Net cash provided by investing activities was $1.0 million for the six months ended June 30, 2021 compared to cash used in investing activities of $1.4 million for the six months ended June 30, 2020, respectively. For the six months ended June 30, 2021, cash provided by investing activities primarily related to a return of investment upon the liquidation of a joint venture partly offset by capital expenditures associated with normal maintenance of the Company’s facilities. For the six months ended June 30, 2020, cash used in investing activities was primarily related to capital expenditures associated with normal maintenance of the Company’s facilities.
Cash Flow from Financing Activities
The Company used $2.6 million in cash from financing activities in the six months ended June 30, 2021 compared to $33.4 million in cash generated by financing activities in the six months ended June 30, 2020. The cash used by financing activities for the six months ended June 30, 2021 was primarily attributable to cash paid for the March 2021 and December 2020 amendments of the Company’s debt arrangements compared to net borrowings under the Company’s revolving credit facility for the six months ended June 30, 2020 partly offset by repayment of the Company’s senior secured notes. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements related to the amendments of the Company’s debt arrangements.
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
As discussed in Item 1. Note 6. Debt, included in Part I, Item 1. Financial Statements, the Amended and Restated Uncommitted Revolving Credit Agreement includes financial covenants which were effective for the Company beginning with the three months ended June 30, 2021 and each of the third and fourth quarters of 2021. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Amended and Restated Credit Agreement. For the three months ended June 30, 2021, the Company did not meet the defined minimum interest coverage nor EBITDA requirements. A breach of the financial covenants under the Amended and Restated Uncommitted Revolving Credit Agreement constitutes an event of default which, if not cured or waived, could result in the obligations under the Amended and Restated Uncommitted Revolving Credit Agreement being accelerated. The Company is currently in discussion with Standard Chartered in connection with the financial covenant breaches.
On July 14, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Second Shareholder’s Loan Agreement”) with Weichai. The Second Shareholder’s Loan Agreement provides the Company with a $25 million uncommitted facility that is subordinated to the Amended and Restated Uncommitted Revolving Credit Agreement and any borrowing requests made under the Second Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Second Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used to supplement the Company’s working capital, except for certain legal expenditures which require Weichai’s prior consent. The Second Shareholder’s Loan Agreement expires on May 20, 2022 with any outstanding principal and accrued interest due upon maturity. As of August 11, 2021, the Company had $15.0 million outstanding under the Second Shareholder’s Loan Agreement.
As of June 30, 2021, the Company’s total outstanding debt obligations under the Amended and Restated Uncommitted Credit Agreement were $130.0 million in the aggregate, and its cash and cash equivalents were $5.5 million. See Item 1. Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information. These amounts reflect a net positive cash impact from customer prepayments of $5.4 million. As discussed above, in July 2021, the Company drew down $15.0 million on the Second Shareholder’s Loan Agreement to help support its business and operational needs. The Company’ continues to work with Weichai to explore longer-term financing solutions.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, obtain a cure or waiver in connection with the financial covenant breaches, and maintain compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement in the future. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the outstanding indebtedness under the Company’s existing debt arrangements as it becomes due. Management currently plans to seek an extension and/or replacement of its existing debt arrangements or seek additional liquidity from its current or other lenders before the maturity dates in 2022 as discussed above. There can be no assurance that the Company will be able to successfully complete a refinancing on acceptable terms or repay this outstanding indebtedness when required or if at all.
Additionally, during 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019. Since May 2020, crude oil prices increased considerably from their lows reached in April 2020. However, U.S. rig counts have been slower to return as levels at the end of June 2021 remain below the average for the first half of 2020 and significantly below the full year average during 2019. These circumstances have contributed to a challenging environment for the sale of the Company’s oil and gas related products through the first half of 2021. The Company is encouraged with the continued U.S. rig count improvement during Q2 2021; however, there can be no assurance that the Company’s oil and gas related sales will improve during the second half of 2021. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. In addition, the Company experienced delays in its supply chain during the first half of 2021 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and has also experienced higher tariff costs as a result of the non-renewal of certain exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.

Additionally, during the first half of 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers insurance during the early part of 2020. In particular, spending activity was elevated in the first half of 2021 as a result of the United States Attorney’s Office for the Northern District of Illinois (the “USAO”) trial involving former officers and employees of the Company. Although the trial remains ongoing, the Company believes that it is in the final phases. However, at this time, the Company is not able to estimate the potential future amount of its indemnity obligations related to this matter nor the pending U.S. Securities and Exchange Commission (“SEC”) matter involving these prior officers and employees matter. The continued impacts of the above items may result in the recognition of material impairments or other related charges. Moreover, the full impact of the above items on the Company’s operations and liquidity continues to evolve.
Due to uncertainties surrounding the Company’s future ability to refinance, extend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, obtain a cure or waiver in connection with the financial covenant breaches, and maintain compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
Off-Balance Sheet Arrangements
At June 30, 2021, the Company had six outstanding letters of credit totaling $2.3 million. See Item 1. Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2020 Annual Report on Form 10-K (the “2020 Annual Report”). During the six months ended June 30, 2021, there were no significant changes in the application of critical accounting policies.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
Revenue Accounting:
▪The Company has designed and implemented policies and procedures to ensure that critical inputs affecting the accuracy and timeliness of revenue recognition and related reserves and sales allowances are communicated to the accounting department on a timely basis.
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
▪The Company is re-designing its ERP System to further improve and automate ITGCs as well as other business process application controls.
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
▪The Company has developed procedures to ensure completeness and accuracy of the data used in the design and operation of internal controls.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
See Note 6. Debt, included in Part I, Item 1. Financial Statements, for a discussion of the Company’s default under the Amended and Restated Uncommitted Revolving Credit Agreement, which is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 2021.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Donald P. Klein
Name:	Donald P. Klein
Title:	Chief Financial Officer (Principal Financial Officer)