Form 10-Q
period 2021-09-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2021-11-12
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of November 1, 2021, there were 22,925,807 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); the impact of the ongoing COVID-19 pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the SEC and the United States Attorney's Office for the Northern District of Illinois (the “USAO”); variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC and the criminal division of the USAO, which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; disruptions to the Company’s supply chain; the potential for increased warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except par values)	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,993	$20,968
Restricted cash	3,081	3,299
Accounts receivable, net of allowances of $4,726 and $3,701 as of September 30, 2021 and December 31, 2020, respectively	54,545	60,148
Income tax receivable	4,271	3,708
Inventories, net	144,814	108,213
Prepaid expenses and other current assets	10,628	6,351
Total current assets	222,332	202,687
Property, plant and equipment, net	18,562	20,181
Intangible assets, net	8,418	10,319
Goodwill	29,835	29,835
Other noncurrent assets	16,151	20,955
TOTAL ASSETS	$295,298	$283,977

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$89,745	$31,547
Current maturities of long-term debt	285	310
Revolving line of credit	130,000	130,000
Other short-term financing	25,459	—
Other accrued liabilities	50,683	77,619
Total current liabilities	296,172	239,476
Deferred income taxes	1,066	886
Long-term debt, net of current maturities	678	781
Noncurrent contract liabilities	2,794	3,181
Other noncurrent liabilities	29,095	33,556
TOTAL LIABILITIES	$329,805	$277,880

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 22,925 and 22,892 shares outstanding at September 30, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	157,496	157,262
Accumulated deficit	(190,792)	(149,894)
Treasury stock, at cost, 192 and 225 shares at September 30, 2021 and December 31, 2020, respectively	(1,234)	(1,294)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(34,507)	6,097
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$295,298	$283,977
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$117,630	$114,450	$329,279	$312,603
Cost of sales	106,288	96,281	297,673	272,943
Gross profit	11,342	18,169	31,606	39,660
Operating expenses:
Research, development and engineering expenses	5,437	6,555	17,772	19,121
Selling, general and administrative expenses	10,958	11,964	47,858	38,434
Amortization of intangible assets	634	763	1,901	2,290
Total operating expenses	17,029	19,282	67,531	59,845
Operating loss	(5,687)	(1,113)	(35,925)	(20,185)
Other expense, net:
Interest expense	1,623	1,510	5,253	4,211
Loss on debt extinguishment and modifications	—	—	—	497
Other expense (income), net	—	(947)	1	(1,202)
Total other expense, net	1,623	563	5,254	3,506
Loss before income taxes	(7,310)	(1,676)	(41,179)	(23,691)
Income tax benefit	(133)	(210)	(281)	(3,771)
Net loss	$(7,177)	$(1,466)	$(40,898)	$(19,920)

Weighted-average common shares outstanding:
Basic	22,920	22,881	22,902	22,866
Diluted	22,920	22,881	22,902	22,866
Loss per common share:
Basic	$(0.31)	$(0.06)	$(1.79)	$(0.87)
Diluted	$(0.31)	$(0.06)	$(1.79)	$(0.87)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ (Deficit) Equity
Balance at June 30, 2021	$23	$157,394	$(183,615)	$(1,198)	$(27,396)
Net loss	—	—	(7,177)	—	(7,177)
Stock-based compensation expense	—	102	—	—	102
Common stock issued for stock-based awards, net	—	—	—	(36)	(36)
Balance at September 30, 2021	$23	$157,496	$(190,792)	$(1,234)	$(34,507)

Balance at June 30, 2020	$23	$157,052	$(145,366)	$(1,354)	$10,355
Net loss	—	—	(1,466)	—	(1,466)
Stock-based compensation expense	—	94	—	71	165
Common stock issued for stock-based awards, net	—	(8)	—	(10)	(18)
Balance at September 30, 2020	$23	$157,138	$(146,832)	$(1,293)	$9,036

(in thousands)	For the Nine Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2020	$23	$157,262	$(149,894)	$(1,294)	$6,097
Net loss	—	—	(40,898)	—	(40,898)
Stock-based compensation expense	—	234	—	100	334
Common stock issued for stock-based awards, net	—	—	—	(40)	(40)
Balance at September 30, 2021	$23	$157,496	$(190,792)	$(1,234)	$(34,507)

Balance at December 31, 2019	$23	$156,727	$(126,912)	$(1,341)	$28,497
Net loss	—	—	(19,920)	—	(19,920)
Stock-based compensation expense	—	411	—	71	482
Common stock issued for stock-based awards, net	—	—	—	(23)	(23)
Balance at September 30, 2020	$23	$157,138	$(146,832)	$(1,293)	$9,036
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Nine Months Ended September 30,
	2021	2020
Cash used in operating activities
Net loss	$(40,898)	$(19,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,901	2,290
Depreciation	3,647	3,922
Stock-based compensation expense	334	482
Amortization of financing fees	2,102	1,102
Deferred income taxes	179	(265)
Loss on extinguishment of debt	—	497
Other adjustments, net	652	(260)
Changes in operating assets and liabilities:
Accounts receivable, net	5,611	52,083
Inventory, net	(37,167)	(20,842)
Prepaid expenses and other assets	(2,497)	(5,362)
Accounts payable	58,798	(30,482)
Accrued expenses	(26,911)	16,572
Other noncurrent liabilities	(4,852)	(2,100)
Net cash used in operating activities	(39,101)	(2,283)
Cash provided by (used in) investing activities
Capital expenditures	(2,156)	(1,991)
Return of investment in joint venture	2,263	—
Proceeds from corporate-owned life insurance	—	930
Other investing activities, net	88	7
Net cash provided by (used in) investing activities	195	(1,054)
Cash provided by financing activities
Repayments of long-term debt and lease liabilities	(286)	(55,200)
Proceeds from short-term financings	26,309	—
Repayment of short-term financings	(708)	—
Proceeds from revolving line of credit	—	180,298
Repayments of revolving line of credit	—	(89,826)
Payments of deferred financing costs	(2,562)	(1,970)
Other financing activities, net	(40)	58
Net cash provided by financing activities	22,713	33,360
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,193)	30,023
Cash, cash equivalents, and restricted cash at beginning of the period	24,267	3
Cash, cash equivalents, and restricted cash at end of the period	$8,074	$30,026

(in thousands)	As of September 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$4,993	$26,727
Restricted cash	3,081	3,299
Total cash, cash equivalents, and restricted cash	$8,074	$30,026
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
Going Concern Considerations
In March 2021, the Company entered into an amended and restated uncommitted revolving credit agreement between the Company and Standard Chartered Bank (“Standard Chartered”), as administrative agent (the “Amended and Restated Uncommitted Revolving Credit Agreement”). The Amended and Restated Uncommitted Revolving Credit Agreement continues to allow the Company to borrow up to $130.0 million and matures on March 25, 2022. Under the Amended and

Restated Uncommitted Revolving Credit Agreement, Standard Chartered has the right to demand payment of any and all outstanding borrowings and other amounts outstanding under the Amended and Restated Uncommitted Revolving Credit Agreement at any point in time at its discretion. In connection with the execution of the Amended and Restated Uncommitted Revolving Credit Agreement, the Company entered into an amendment and restatement of the shareholder’s loan agreement originally executed with Weichai in December 2020 (the “First Amended and Restated Shareholder’s Loan Agreement”). The First Amended and Restated Shareholder’s Loan Agreement provides the Company with access to $130.0 million of credit solely for purposes of repaying outstanding borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement. The First Amended and Restated Shareholder’s Loan Agreement expires on April 25, 2022. The Amended and Restated Uncommitted Revolving Credit Agreement provides Standard Chartered with a power of attorney (“POA”) to submit a borrowing request to Weichai under the First Amended and Restated Shareholder’s Loan Agreement if the Company fails to submit a borrowing request within five business days of receiving a request from Standard Chartered. As of September 30, 2021, the Company had $130.0 million outstanding under the Amended and Restated Uncommitted Revolving Credit Agreement.
On July 14, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Second Shareholder’s Loan Agreement”) with Weichai. The Second Shareholder’s Loan Agreement provides the Company with a $25 million uncommitted facility that is subordinated to the Amended and Restated Uncommitted Revolving Credit Agreement and any borrowing requests made under the Second Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Second Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Second Shareholder’s Loan Agreement expires on May 20, 2022 with any outstanding principal and accrued interest due upon maturity. As of November 12, 2021, the Company had $25.0 million outstanding under the Second Shareholder’s Loan Agreement.
See Note 6. Debt for further information regarding the terms and conditions of the Company’s debt agreements.
The Amended and Restated Uncommitted Revolving Credit Agreement includes financial covenants which were effective for the Company beginning with the three months ended June 30, 2021. The financial covenants include an interest coverage ratio and a minimum threshold for earnings before interest, taxes, depreciation and amortization (“EBITDA”) as further defined in the Amended and Restated Uncommitted Revolving Credit Agreement. For both the three months ended June 30, 2021 and September 30, 2021, the Company did not meet the defined minimum interest coverage ratio nor the minimum EBITDA threshold. A breach of the financial covenants under the Amended and Restated Uncommitted Revolving Credit Agreement constitutes an event of default and, if not cured or waived, could result in the obligations under the Amended and Restated Uncommitted Revolving Credit Agreement being accelerated. On November 9, 2021, the Company entered into a waiver with Standard Chartered, which waived the financial covenant defaults for the quarters ended June 30 and September 30, 2021 in exchange for the payment of a $0.6 million fee by the Company to Standard Chartered.
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
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend and amend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Amended and

Restated Uncommitted Revolving Credit Agreement in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
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

COVID-19 Pandemic and Other Recent Business Impacts
During 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019. Since May 2020, crude oil prices increased considerably from their lows reached in April 2020. However, U.S. rig counts have been slower to return as the average count during the first nine months of 2021 remains below the average for the first nine months of 2020 and significantly below the full year average during 2019. Meanwhile, capital spending within the U.S. oil markets remains well below 2019 levels. These factors have contributed to a challenging environment for the sale of the Company’s oil and gas related products through the first nine months of 2021. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. In addition, the Company has experienced delays in its supply chain during the first nine months of 2021 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company has also experienced higher tariff costs as a result of the non-renewal of certain tariff exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as obtaining certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
Additionally, during the first nine months of 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers insurance during the early part of 2020. In particular, spending activity was elevated in the first nine months of 2021 as a result of the United States Attorney’s Office for the Northern District of Illinois (the “USAO”) trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees, the Company believes its costs related to the matter will cease. However, at this time, the Company is not able to estimate the potential future amount of its indemnity obligations related to the pending U.S. Securities and Exchange Commission (“SEC”) matter involving prior officers and employees. See Note 9. Commitments and Contingencies for further discussion of the Company’s indemnification obligations. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the three and nine months ended September 30, 2021, which contains unaudited consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	20%	17%	21%	10%
Customer B	17%	11%	16%	14%
Customer C	**	11%	**	11%
The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of September 30, 2021	As of December 31, 2020
Customer B	26%	16%
Customer C	14%	**
Customer D	**	22%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Supplier A	11%	38%	**	25%
Supplier B	10%	**	13%	**
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
Research and Development
R&D expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $5.2 million and $6.2 million for the three months ended September 30, 2021 and 2020, respectively. These costs were $17.0 million and $18.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Restricted Cash
The Company is required to maintain minimum levels of cash collateral to support the letters of credit. The cash collateral is held in a separate bank account which the Company is restricted from accessing. As discussed in Note 9. Commitments and Contingencies, the Company had outstanding letters of credit of $2.1 million and $2.3 million at September 30, 2021 and December 31, 2020, respectively, and restricted cash of $3.1 million and $3.3 million related to the letters of credit at September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the Company had restricted cash of $0.1 million related to a customer agreement executed in July 2021. The restricted cash is held in an escrow account and could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash and has recorded a liability in September 2021 within Noncurrent Contract Liabilities on the Consolidated Balance Sheet of $0.3 million.
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
Inventories consisted of the following:

(in thousands) Inventories	As of September 30, 2021	As of December 31, 2020
Raw materials *	$126,225	$89,684
Work in process	2,850	2,482
Finished goods	19,115	19,375
Total inventories	148,190	111,541
Inventory allowance	(3,376)	(3,328)
Inventories, net	$144,814	$108,213
*As of September 30, 2021 and December 31, 2020, raw materials included $12.0 million and $36.6 million, respectively, of 6.0L engines that were purchased for a customer under a long-term supply agreement. See Note 2. Revenue for additional information related to contract liabilities and remaining performance obligations related to these engines.
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Nine Months Ended September 30,
Inventory Allowance	2021	2020
Balance at beginning of period	$3,328	$2,964
Charged to expense	607	1,272
Write-offs	(559)	(1,012)
Balance at end of period	$3,376	$3,224
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of September 30, 2021	As of December 31, 2020
Accrued product warranty	$15,247	$14,928
Litigation reserves *	1,707	3,128
Contract liabilities	17,267	47,960
Accrued compensation and benefits	3,862	3,124
Operating lease liabilities	3,868	3,793
Accrued interest expense	254	895
Other	8,478	3,791
Total	$50,683	$77,619
*As of September 30, 2021 and December 31, 2020 litigation reserves related to various ongoing legal matters including associated legal fees as well as accrued indemnification costs related to former officers and employees of the Company. See Note 9. Commitments and Contingencies for additional information.

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
Accrued product warranty activities are presented below:

(in thousands)	For the Nine Months Ended September 30,
Accrued Product Warranty	2021	2020
Balance at beginning of period	$31,542	$25,501
Current year provision *	14,135	13,949
Changes in estimates for preexisting warranties **	3,750	8,756
Payments made during the period	(19,244)	(15,357)
Balance at end of period	30,183	32,849
Less: current portion	15,247	16,210
Noncurrent accrued product warranty	$14,936	$16,639
*Warranty costs, net of supplier recoveries, were $14.8 million and $18.2 million for the nine months ended September 30, 2021 and 2020, respectively. Supplier recoveries were $3.3 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. The Company recorded charges for changes in estimates of preexisting warranties of $3.8 million, or $0.16 per diluted share, for the nine months ended September 30, 2021, and charges of $8.8 million, or $0.38 per diluted share, for the nine months ended September 30, 2020, respectively.
Recently Issued Accounting Pronouncements – Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendment allows entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance was effective upon issuance and expires after December 31, 2022. There was no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows or Statement of Stockholders’ (Deficit) Equity as a result of this guidance. The Company continues to monitor contracts potentially impacted by reference rate reform, including the Company’s debt agreements, and will continue to assess the potential impacts of this guidance as reference rates are updated.
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

Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
End Market	2021	2020	2021	2020
Energy	$31,801	$33,813	$81,611	$113,546
Industrial	40,576	29,843	111,796	97,437
Transportation	45,253	50,794	135,872	101,620
Total	$117,630	$114,450	$329,279	$312,603
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Geographic Area	2021	2020	2021	2020
North America	$105,766	$104,840	$299,550	$281,339
Pacific Rim	7,914	5,466	18,862	18,215
Europe	1,729	2,395	5,297	7,630
Other	2,221	1,749	5,570	5,419
Total	$117,630	$114,450	$329,279	$312,603
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

(in thousands)	As of September 30, 2021	As of December 31, 2020
Short-term contract assets (included in Prepaid expenses and other current assets)	$4,453	$547
Short-term contract liabilities (included in Other accrued liabilities)	(17,267)	(47,960)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(2,794)	(3,181)
Net contract liabilities	$(15,608)	$(50,594)
During the nine months ended September 30, 2021 and 2020, the Company recognized $32.5 million and $18.4 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2020 and 2019, respectively. The increase in the contract asset during the nine months ended September 30, 2021 is related to the Company’s right to consideration being conditional at the end of the period. The decrease in the contract liabilities during the nine months ended September 30, 2021 was primarily related to revenue recognized upon satisfaction of performance obligations related to 6.0L engines that were previously prepaid by a customer under a long-term supply agreement.
Remaining Performance Obligations
For performance obligations that extend beyond one year, the Company had $19.0 million of remaining performance obligations as of September 30, 2021 primarily related to a long-term manufacturing contract with a customer and extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $15.6 million in the remainder of 2021, $0.8 million in 2022, $0.9 million in 2023, $0.9 million in 2024, $0.3 million in 2025 and less than $0.5 million in 2026 and beyond.
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred, and revenue generated from third parties are recorded on a gross basis in the financial statements. For the three and nine months ended September 30, 2021 and 2020, the Company’s sales to Weichai were immaterial in all periods. Purchases of inventory from Weichai were $3.2 million and $9.9 million for the three and nine months ended September 30, 2021, respectively. Purchases of inventory from Weichai were $4.1 million and $16.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had immaterial receivables from Weichai and outstanding accounts payables to Weichai of $10.1 million and $4.0 million, respectively.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Property, Plant and Equipment
Leasehold improvements	$6,714	$6,725
Machinery and equipment	44,502	43,030
Construction in progress	1,466	1,670
Total property, plant and equipment, at cost	52,682	51,425
Accumulated depreciation	(34,120)	(31,244)
Property, plant and equipment, net	$18,562	$20,181
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both September 30, 2021 and December 31, 2020 was $29.8 million. Accumulated impairment losses at both September 30, 2021 and December 31, 2020 were $11.6 million.

Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(26,915)	$8,025
Developed technology	700	(672)	28
Trade names and trademarks	1,700	(1,335)	365
Total	$37,340	$(28,922)	$8,418

(in thousands)	As of December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(25,117)	$9,823
Developed technology	700	(650)	50
Trade names and trademarks	1,700	(1,254)	446
Total	$37,340	$(27,021)	$10,319
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Short-term financing:
Revolving credit facility *	$130,000	$130,000
Other short-term financing	25,459	—
Total Short-Term Debt	$155,459	$130,000

Long-term debt:
Finance leases and other debt	963	1,091
Total long-term debt and finance leases	963	1,091
Less: Current maturities of long-term debt and finance leases	285	310
Long-term debt	$678	$781
*Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $1.0 million and $1.1 million as of September 30, 2021 and December 31, 2020, respectively.
Credit Agreement and Shareholders’ Loan Agreement
On March 26, 2021, the Company entered into the Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered. The Amended and Restated Uncommitted Revolving Credit Agreement allows the Company to borrow up to $130 million (all of which has been fully borrowed as of September 30, 2021), is uncommitted, and matures on March 25, 2022. Borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement shall bear interest at either the alternate base rate or LIBOR plus 2.70%. In addition, the Company paid fees of $1.9 million related to the Amended and Restated Uncommitted Revolving Credit Agreement, which were deferred and are being amortized over the term of the Amended and Restated Uncommitted Revolving Credit Agreement. The Amended and Restated Uncommitted Revolving Credit Agreement is secured by substantially all of the Company’s assets and includes financial covenants related to the Company’s financial performance for the second, third, and fourth quarters of 2021. There were no financial covenants applicable to the first quarter of 2021. The Amended and Restated Uncommitted Revolving Credit Agreement gives Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Amended and Restated Uncommitted Revolving Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Amended and Restated Uncommitted Revolving Credit Agreement grants Standard Chartered a power of attorney (POA) to submit a borrowing request to Weichai under the amended Shareholder’s Loan

Agreement (see discussion below) if the Company does not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request.
In connection with the Amended and Restated Uncommitted Revolving Credit Agreement, the Company entered into the First Amended and Restated Shareholder’s Loan Agreement with Weichai. The First Amended and Restated Shareholder’s Loan Agreement provides the Company with a $130 million secured subordinated loan facility that expires on April 25, 2022. Under the First Amended and Restated Shareholder’s Loan Agreement, Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Amended and Restated Uncommitted Revolving Credit Agreement if the Company is unable to repay such borrowings. Any potential borrowings under the First Amended and Restated Shareholder’s Loan Agreement would bear interest at LIBOR plus 4.50% per annum.
As discussed above, the Amended and Restated Uncommitted Revolving Credit Agreement includes financial covenants which were effective for the Company beginning with the three months ended June 30, 2021 and each of the third and fourth quarters of 2021. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Amended and Restated Credit Agreement. For both the three months ended June 30, 2021 and September 30, 2021, the Company did not meet the defined minimum interest coverage nor EBITDA requirements. A breach of the financial covenants under the Amended and Restated Uncommitted Revolving Credit Agreement constitutes an event of default which, if not cured or waived, could result in the obligations under the Amended and Restated Uncommitted Revolving Credit Agreement being accelerated. On November 9, 2021, the Company entered into a waiver with Standard Chartered, which waived the financial covenant defaults for the quarters ended June 30 and September 30, 2021. In connection with the waiver, a waiver fee of $0.6 million will be remitted to Standard Chartered on or before November 15, 2021.
On July 14, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Second Shareholder’s Loan Agreement”) with Weichai. The Second Shareholder’s Loan Agreement provides the Company with a $25 million uncommitted facility that is subordinated to the Amended and Restated Uncommitted Revolving Credit Agreement and any borrowing requests made under the Second Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Second Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Second Shareholder’s Loan Agreement expires on May 20, 2022 with any outstanding principal and accrued interest due upon maturity. As of November 12, 2021, the Company had $25.0 million outstanding under the Second Shareholder’s Loan Agreement.
See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.
Note 7.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between November 2021 and July 2034. For the three and nine months ended September 30, 2021, the Company recorded lease expense of $1.4 million and $4.4 million within Cost of sales, $0.1 million and $0.3 million within Research, development, and engineering expenses, less than $0.1 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations, respectively. For the three and nine months ended September 30, 2020, the Company recorded lease expense of $1.4 million and $4.9 million within Cost of sales, $0.4 million and $0.5 million within Research, development and engineering expenses, $0.1 million and $0.2 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations, respectively.
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,194	$1,394	$3,661	$4,141
Finance lease cost
Amortization of right-of-use (“ROU”) asset	40	52	144	156
Interest expense	7	12	26	37
Short-term lease cost	38	105	270	322
Variable lease cost	326	363	840	1,160
Total lease cost	$1,605	$1,926	$4,941	$5,816

The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$3,731	$4,105
Operating cash flows paid for interest portion of finance leases	26	37
Financing cash flows paid for principal portion of finance leases	144	145
Right-of-use assets obtained in exchange for lease obligations
Operating leases	9	299
Finance leases	—	11
As of September 30, 2021 and December 31, 2020, the weighted-average remaining lease term was 5.9 years and 6.2 years for operating leases and 3.5 years and 3.8 years for finance leases, respectively. The weighted-average discount rate was 7.1% for operating leases as of both September 30, 2021 and December 31, 2020 and 6.7% for finance leases as of both September 30, 2021 and December 31, 2020.
The following table presents supplemental balance sheet information related to leases:

(in thousands)	September 30, 2021	December 31, 2020
Operating lease ROU assets, net [1]	$14,347	$17,104

Operating lease liabilities, current [2]	3,868	3,793
Operating lease liabilities, non-current [3]	11,255	14,156
Total operating lease liabilities	$15,123	$17,949

Finance lease ROU assets, net [1]	$412	$568

Finance lease liabilities, current [2]	175	200
Finance lease liabilities, non-current [3]	282	413
Total finance lease liabilities	$457	$613
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

The following table presents maturity analysis of lease liabilities as of September 30, 2021:

(in thousands)	Operating Leases	Finance Leases
Three months ending December 31, 2021	$1,223	$57
Year ending December 31, 2022	4,795	168
Year ending December 31, 2023	3,288	103
Year ending December 31, 2024	1,815	84
Year ending December 31, 2025	1,851	82
Thereafter	5,538	17
Total undiscounted lease payments	18,510	511
Less: imputed interest	3,387	54
Total lease liabilities	$15,123	$457
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
Debt
The Company measured its revolving credit facility and other short-term financing at original carrying value. Unamortized financing costs and deferred fees on the revolving credit facility are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. The fair value of the revolving credit facility and other short-term financing approximated carrying value, as it consisted primarily of short-term variable rate loans.

(in thousands)	As of September 30, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Other short-term financing	25,459	—	25,459	—

(in thousands)	As of December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
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
Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. The stay remains in place pending further guidance from the Court. As of September 30, 2021 and December 31, 2020, the Company had recorded an estimated liability of $0.3 million related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Statement of Operations for the year-ended December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had recognized a liability of $1.0 million and $1.5 million, respectively, within Other accrued liabilities on the Consolidated Balance Sheet related to the settlement of this matter. In addition, the Company entered into an agreement with Mast under which Mast will provide various technical services.
Gary Winemaster Litigation v. The Company

In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster is seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al.. Since the filing of the complaint, Travelers has paid approximately $7.5 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. The Company expects Travelers to seek reimbursement from it for those costs pursuant to the terms of the side A policy. In addition, the Company has recorded an accrued liability for these legal fees with the bulk of these accrued for in periods prior to the quarter ended September 30, 2021. In October 2021, the Company and Gary Winemaster entered into a Stipulation and [Proposed] Advancement Order to handle all future attorney’s fees relating to his DOJ case and his pending SEC case, SEC v. Winemaster et al. to the extent not reimbursed by Travelers under the side A policy.
Jeffrey Ehlers and Rick Lulloff Litigation
In September 2021 Jeffrey Ehlers and Rick Lulloff (“Lulloff”), former employees of the Company, made demand against the Company for approximately $2.4 million and $1.2 million, respectively, for alleged wages due and owing under each employee’s employment contract related to “Incentive Bonuses” for revenues generated in the Company’s transportation end market. In November 2021, Lulloff filed a complaint against the Company in the Circuit Court of Cook County, Illinois, alleging breach of contract and violations of the Illinois Wage and Payment Collection Act incorporating his claims in the above referenced demand letter. Given the preliminary stage of the matter, the Company cannot predict the outcome of this matter, the reasonable possibility or range of loss, or meaningfully quantify how the final resolution of this matter may impact its results of operations, financial condition or cash flow and therefore no accrual has been made as of September 30, 2021.
Indemnification Agreements
Under the Company’s bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. As a result of cumulative legal fees and settlements previously paid, the Company fully exhausted its primary directors’ and officers’ insurance coverage of $30 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that will occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past directors and officers and certain former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. The Company accrues for such costs as incurred within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Company incurred $1.6 million and $15.2 million, respectively, of costs related to these indemnification obligations and $1.7 million and $5.5 million for the three and nine months ended September 30, 2020. Included in the total indemnification obligations incurred for the three and nine months ended September 30, 2021 are costs of $1.7 million and $9.6 million, respectively, that the Company incurred on behalf of Gary Winemaster, former Chairman of the Board and former Chief Executive Officer and President, who is also a related party. For the three and nine months ended September 30, 2020 these costs were $1.2 million and $3.6 million, respectively.
In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy, which was renewed in June 2021. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments
At September 30, 2021, the Company had five outstanding letters of credit totaling $2.1 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.1 million as of September 30, 2021 related to these letters of credit.
The Company has arrangements with certain suppliers that require it to purchase minimum volumes or be subject to monetary penalties. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, oil prices have increased from their lows reached in April 2020. However, U.S. rig counts have been slower to return as the average count during the first nine months of 2021 remains below the average for the first nine months of 2020 and significantly below the full year average during 2019. Meanwhile, capital spending within the U.S. oil markets remains well below 2019 levels. This has impacted the demand for the Company’s products sold into the oil and gas market. Based on current and forecasted demand of the Company’s products, and the significant lead time for the Company to order and acquire certain materials, the Company does not expect to meet the minimum purchase commitment for 2021 related to one of its supply agreements and recorded an expense of $0.8 million within Cost of sales in the Consolidated Statement of Operations for the nine months ended September 30, 2021.

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
The Company has assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In assessing the realizability of the Company’s deferred tax assets, the Company considered whether it is more likely than not that some or all deferred tax assets will be realized through the generation of future taxable income. In making this determination, the Company assessed all evidence available at the time, including recent earnings, forecasted income projections and historical performance. The Company determined that the negative evidence outweighed the objectively verifiable positive evidence and continues to maintain a full valuation allowance against deferred tax assets.
The effective tax rate for the three and nine months ended September 30, 2021 was 1.8% and 0.7%, compared to an effective tax rate for the three and nine months ended September 30, 2020 of 12.5% and 15.9%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For the three months ended September 30, 2021, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance. For the nine months ended September 30, 2021, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance and the ability to carry back 2013 R&D credits to 2012. For the three months ended September 30, 2020, the difference between the effective and statutory tax rates was primarily due to an adjustment from the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). For the nine months ended September 30, 2020, the difference between the effective and statutory tax rates was primarily due to the impact of the enactment of the CARES Act in the first quarter of 2020, a change in the deferred tax liability related to an indefinite-lived intangible asset and the Company’s full valuation allowance.
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance at December 31, 2020	23,117	225	22,892
Net shares issued for Stock awards	—	(33)	33
Balance as of September 30, 2021	23,117	192	22,925
Note 12.    Loss Per Share
The Company computes basic loss per share by dividing net loss by the weighted-average common shares outstanding during the year. Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted loss per share for the three and nine months ended September 30, 2021 and 2020.
The Company issued Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2020 Annual Report for additional information on the SARs and the RSAs.

The computations of basic and diluted loss per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(7,177)	$(1,466)	$(40,898)	$(19,920)

Denominator:
Shares used in computing net loss per share:
Weighted-average common shares outstanding – basic	22,920	22,881	22,902	22,866
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – diluted	22,920	22,881	22,902	22,866

Loss per common share:
Loss per share of common stock – basic	$(0.31)	$(0.06)	$(1.79)	$(0.87)
Loss per share of common stock – diluted	$(0.31)	$(0.06)	$(1.79)	$(0.87)

The aggregate number of shares excluded from the diluted loss per share calculations, because they would have been anti-dilutive, were 0.1 million and 0.2 million shares for the three and nine months ended September 30, 2021 and 0.2 million for each of the three nine months ended September 30, 2020. For the three and nine months ended September 30, 2021 and 2020, SARs and RSAs were not included in the diluted loss per share calculations as they would have been anti-dilutive (1) due to the losses reported in the Consolidated Statements of Operations or (2) the Company’s average stock price was less than the exercise price of the SARs or the grant price of the RSAs.
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

Joint Venture Operating Results
The Company’s investments in joint ventures are accounted for under the equity method of accounting. Expense from this investment for the nine months ended September 30, 2021 was less than $0.1 million. Income from this investment was less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.
Other Related Party Transactions
See Note 9. Commitments and Contingencies for information regarding the Company’s indemnification obligations related to certain former directors and officers of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
For the three months ended September 30, 2021, the Company’s net sales increased $3.2 million, or 3%, from the three months ended September 30, 2020 to $117.6 million, the result of increased sales of $10.7 million in the industrial end market, partly offset by decreases of $5.5 million and $2.0 million within the transportation and energy end markets, respectively. Gross margin for the three months ended September 30, 2021 was 9.6%, a decrease of 630 basis points versus 15.9% in the comparable 2020 period. Gross profit decreased by $6.8 million for the three months ended September 30, 2021, while operating expenses decreased by $2.3 million, versus the comparable period in 2020. Other expense (income), net increased by $1.1 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The Company recorded an income tax benefit of $0.1 million during the three months ended September 30, 2021 compared to a benefit of $0.2 million in the prior year. Collectively, these factors contributed to a $5.7 million increase in the net loss, which totaled $7.2 million in the 2021 period compared to net loss of $1.5 million in the same period in 2020. Diluted loss per share was $0.31 in the 2021 period compared to diluted loss per share of $0.06 in the comparable 2020 period. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $4.8 million in the 2021 period, compared to Adjusted net income of $0.7 million in 2020. Adjusted loss per share was $0.21 in 2021 compared to Adjusted earnings per share of $0.03 in 2020. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was a loss of $1.5 million in 2021 compared to Adjusted EBITDA of $4.3 million in 2020. Adjusted net loss (income), Adjusted loss (income) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
For the nine months ended September 30, 2021, the Company’s net sales increased $16.7 million, or 5%, compared to the nine months ended September 30, 2020, as a result of sales increases across the transportation and industrial end markets of $34.3 million and $14.4 million, respectively, partly offset by a $31.9 million decrease in the energy end market. Gross margin was 9.6% and 12.7% during the nine months ended September 30, 2021 and 2020, respectively. Gross profit decreased during the nine months ended September 30, 2021 by $8.1 million compared to the nine months ended September 30, 2020, while operating expenses increased by $7.7 million as compared to the comparable period in 2020. Interest expense increased by $1.0 million for the nine months ended September 30, 2021 versus the comparable period in 2020. Loss on the extinguishment of debt decreased by $0.5 million. Other expense (income), net increased by $1.2 million during the nine months ended September 30, 2021. Also, the Company recorded an income tax benefit of $0.3 million for the nine months ended September 30, 2021 versus a benefit of $3.8 million for the same period last year. Collectively, these factors contributed to a $21.0 million increase in the net loss, which totaled $40.9 million in the 2021 period compared to a net loss of $19.9 million in the same period of 2020. Diluted loss per share was $1.79 in the 2021 period compared to diluted loss per share of $0.87 in the comparable 2020 period. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $21.6 million in the 2021 period compared to Adjusted net loss of $12.2 million in 2020.

Adjusted loss per share was $0.95 in 2021 compared to Adjusted loss per share of $0.53 in 2020. Adjusted EBITDA was a loss of $10.5 million in 2021 compared to an Adjusted EBITDA loss of $1.6 million in 2020. Adjusted net loss (income), Adjusted loss (earnings) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
Net sales by geographic area and by end market for the three and nine months ended September 30, 2021 and 2020 are presented below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
Geographic Area		% of Total		% of Total		% of Total		% of Total
North America	$105,766	89%	$104,840	92%	$299,550	91%	$281,339	90%
Pacific Rim	7,914	7%	5,466	5%	18,862	5%	18,215	6%
Europe	1,729	2%	2,395	2%	5,297	2%	7,630	2%
Others	2,221	2%	1,749	1%	5,570	2%	5,419	2%
Total	$117,630	100%	$114,450	100%	$329,279	100%	$312,603	100%

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
End Market		% of Total		% of Total		% of Total		% of Total
Energy	$31,801	27%	$33,813	30%	$81,611	25%	$113,546	36%
Industrial	40,576	34%	29,843	26%	111,796	34%	97,437	31%
Transportation	45,253	39%	50,794	44%	135,872	41%	101,620	33%
Totals	$117,630	100%	$114,450	100%	$329,279	100%	$312,603	100%

Results of Operations
Results of operations for the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020:

(in thousands, except per share amounts)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Net sales	$117,630	$114,450	$3,180	3%	$329,279	$312,603	$16,676	5%
Cost of sales	106,288	96,281	10,007	10%	297,673	272,943	24,730	9%
Gross profit	11,342	18,169	(6,827)	(38)%	31,606	39,660	(8,054)	(20)%
Gross margin %	9.6%	15.9%	(6.3)%		9.6%	12.7%	(3.1)%
Operating expenses:
Research, development and engineering expenses	5,437	6,555	(1,118)	(17)%	17,772	19,121	(1,349)	(7)%
Research, development and engineering expenses as a % of sales	4.6%	5.7%	(1.1)%		5.4%	6.1%	(0.7)%
Selling, general and administrative expenses	10,958	11,964	(1,006)	(8)%	47,858	38,434	9,424	25%
Selling, general and administrative expenses as a % of sales	9.3%	10.5%	(1.2)%		14.5%	12.3%	2.2%
Amortization of intangible assets	634	763	(129)	(17)%	1,901	2,290	(389)	(17)%
Total operating expenses	17,029	19,282	(2,253)	(12)%	67,531	59,845	7,686	13%
Operating loss	(5,687)	(1,113)	(4,574)	NM	(35,925)	(20,185)	(15,740)	78%
Other expense, net:
Interest expense	1,623	1,510	113	7%	5,253	4,211	1,042	25%
Loss on extinguishment of debt	—	—	—	—%	—	497	(497)	(100)%
Other expense (income), net	—	(947)	947	(100)%	1	(1,202)	1,203	(100)%
Total other expense, net	1,623	563	1,060	188%	5,254	3,506	1,748	50%
Loss before income taxes	(7,310)	(1,676)	(5,634)	NM	(41,179)	(23,691)	(17,488)	74%
Income tax benefit	(133)	(210)	77	(37)%	(281)	(3,771)	3,490	(93)%
Net loss	$(7,177)	$(1,466)	$(5,711)	NM	$(40,898)	$(19,920)	$(20,978)	105%
Loss per common share:
Basic	$(0.31)	$(0.06)	$(0.25)	NM	$(1.79)	$(0.87)	$(0.92)	106%
Diluted	$(0.31)	$(0.06)	$(0.25)	NM	$(1.79)	$(0.87)	$(0.92)	106%

Non-GAAP Financial Measures:
Adjusted net (loss) earnings *	$(4,841)	$652	$(5,493)	NM	$(21,571)	$(12,197)	$(9,374)	77%
Adjusted (loss) earnings per share – diluted *	$(0.21)	$0.03	$(0.24)	NM	$(0.95)	$(0.53)	$(0.42)	79%
EBITDA *	$(3,851)	$1,911	$(5,762)	NM	$(30,378)	$(13,268)	$(17,110)	129%
Adjusted EBITDA *	$(1,515)	$4,316	$(5,831)	(135)%	$(10,496)	$(1,640)	$(8,856)	NM
NM    Not meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales increased $3.2 million, or 3%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 as a result of higher sales of $10.7 million in the industrial end market, partly offset by decreases of $5.5 million and $2.0 million within the transportation and energy and markets, respectively. The increase in industrial end market sales was primarily due to higher demand for products across various applications, with the largest increase attributable to products used within the material handling/forklift industry. The decrease within the transportation end market primarily reflects a decrease in sales within the terminal tractor and school bus markets. Lower energy end market sales were driven by decreased sales of the Company’s power generation products.
Net sales increased $16.7 million, or 5%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, as a result of higher sales of $34.3 million and $14.4 million in the transportation and industrial end markets, respectively, partly offset by a decrease of $31.9 million in the energy end market. The increase in transportation end market sales was primarily due to higher sales of products used in the medium duty truck market partly resulting from lower sales volumes in the first nine months of 2020 due to the acceleration of shipments of certain engines during the fourth quarter of 2019, in combination with the continued sell down of certain 6.0L engines that were previously prepaid by a customer under a long-term supply agreement. Higher sales within the transportation end market were partly offset by lower demand for products used in the terminal tractor and school bus markets. Higher sales within the industrial end market reflects increased demand for products used across various applications, with the largest increases attributable to higher demand for products used in the material handling/forklift, arbor care and industrial cleaning equipment markets. Lower energy end market sales were driven by decreased demand for the Company’s power generation products, especially for demand response products and those used within the oil and gas industry.
Gross Profit
Gross profit decreased during the three months ended September 30, 2021 by $6.8 million, or 38%, compared to the three months ended September 30, 2020. Gross margin was 9.6% and 15.9% during the three months ended September 30, 2021 and 2020, respectively. The decrease in gross margin is primarily due to significantly higher warranty expenses, material cost increases, higher tariff and freight costs and unfavorable product mix. For the three months ended September 30, 2021, warranty costs were $7.3 million, an increase of $4.6 million compared to warranty costs of $2.7 million last year, due largely to higher charges for adjustments to preexisting warranties and lower recognized recoveries during the three months ended September 30, 2021.
Gross profit decreased during the nine months ended September 30, 2021 by $8.1 million, or 20%, compared to the nine months ended September 30, 2020. Gross margin was 9.6% and 12.7% during the nine months ended September 30, 2021 and 2020, respectively. The decline in gross margin is primarily due to material cost increases, unfavorable product mix, and higher tariff and freight costs, partly mitigated by lower warranty expense, the impact of higher sales and cost savings driven by actions to improve manufacturing operations. For the nine months ended September 30, 2021, warranty costs were $14.8 million, a decrease of $3.4 million compared to warranty costs of $18.2 million last year, due largely to lower charges for adjustments to preexisting warranties, partly offset by lower recognized recoveries during the nine months ended September 30, 2021.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended September 30, 2021 were $5.4 million, a decrease of $1.1 million, or 17%, from the three months ended September 30, 2020. The decrease was primarily related to the timing of projects and lower wages and benefits driven by reduced headcount.
Research, development and engineering expenses during the nine months ended September 30, 2021 were $17.8 million, a decrease of $1.3 million, or 7%, from the nine months ended September 30, 2020. The decrease was primarily due to lower wages and benefits driven by reduced headcount, coupled with lower overall general expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased during the three months ended September 30, 2021 by $1.0 million, or 8%, compared to the three months ended September 30, 2020. The decrease was primarily due to lower legal costs related to the Company’s indemnification obligations of former officers and employees, in part the result of decreased spending activity during the three months ended September 30, 2021 in relation to the USAO’s trial involving former officers and employees, which concluded in September 2021 (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements). The Company also experienced lower severance costs. These decreases were partly offset by higher wages and benefits expense as 2020 included salary reductions and other cost containment actions.
Selling, general and administrative expenses increased during the nine months ended September 30, 2021 by $9.4 million, or 25%, compared to the nine months ended September 30, 2020. The increase was primarily due to the Company’s indemnification obligations of former officers and employees as a result of the exhaustion of its directors’ and officers’

insurance during the early part of 2020 coupled with elevated spending activity during the nine months ended September 30, 2021 as a result of the USAO’s trial (which concluded in September 2021) involving former officers and employees during the period (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements). The Company also experienced higher wages and benefits expense as 2020 included salary reductions and other cost containment actions. In addition, there were higher severance costs in 2021 as compared to 2020. These increases were partly offset by lower financial reporting costs during the nine months ended September 30, 2021.
Interest Expense
Interest expense was $1.6 million for the three months ended September 30, 2021 as compared to $1.5 million for the three months ended September 30, 2020.
Interest expense was $5.3 million for the nine months ended September 30, 2021 as compared to $4.2 million for the nine months ended September 30, 2020, largely due to higher average outstanding debt and a higher overall effective interest rate on the Company’s debt during the nine months ended September 30, 2021, as compared to the prior year.
Loss on Extinguishment of Debt
There was no impact related to the loss on the extinguishment of debt during 2021. The Company recognized a loss on the extinguishment of debt of $0.5 million for nine months ended September 30, 2020 related to the repayment of its revolving credit facility with Wells Fargo Bank, N.A and its unsecured senior notes in April 2020. These debt instruments were replaced by a new senior secured revolving credit facility with Standard Chartered Bank.
See Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information regarding the Company’s current debt agreements.
Other Expense (Income), Net
Other expense (income), net experienced no activity during the three months ended September 30, 2021 compared to income of $0.9 million during the three months ended September 30, 2020 primarily due to the receipt of life insurance proceeds upon the death of a former employee during the 2020 period.
Other expense (income), net experienced a loss of less than $0.1 million during the nine months ended September 30, 2021 compared to income of $1.2 million during the nine months ended September 30, 2020 primarily due to the receipt of life insurance proceeds upon the death of a former employee and equity earnings from the Company’s joint venture.
Income Tax Expense
The Company recorded an income tax benefit of $0.1 million for the three months ended September 30, 2021, as compared to income tax expense of $0.2 million for the three months ended September 30, 2020. The Company’s pretax loss was $7.3 million for the three months ended September 30, 2021, compared to pretax loss of $1.7 million for the three months ended September 30, 2020. Income tax benefit for the three months ended September 30, 2021 primarily related to an adjustment in the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefit associated with the pre-tax loss for both the three months ended September 30, 2021 and 2020.
The Company recorded an income tax benefit of $0.3 million for the nine months ended September 30, 2021, as compared to an income tax benefit of $3.8 million for the nine months ended September 30, 2020. The Company’s pretax loss was $41.2 million for the nine months ended September 30, 2021, compared to pretax loss of $23.7 million for the nine months ended September 30, 2020. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefits associated with the pre-tax loss for both the nine months ended September 30, 2021 and 2020. The income tax benefit for the nine months ended September 30, 2020 is primarily attributable to the enactment of the CARES Act in the period.
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
The following table presents a reconciliation from Net loss to Adjusted net (loss) earnings for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,177)	$(1,466)	$(40,898)	$(19,920)
Stock-based compensation [1]	102	165	334	482
Loss on debt extinguishment [2]	—	—	—	497
Severance [3]	(2)	332	690	332
Incremental financial reporting [4]	—	4	—	1,783
Internal control remediation [5]	268	137	971	1,029
Government investigations and other legal matters [6]	1,968	2,697	17,887	8,435
Life insurance proceeds [7]	—	(930)	—	(930)
Discrete income tax items [8]	—	(287)	(555)	(3,905)
Adjusted net (loss) earnings	$(4,841)	$652	$(21,571)	$(12,197)

The following table presents a reconciliation from Loss per common share – diluted to Adjusted (loss) earnings per share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Loss per common share – diluted	$(0.31)	$(0.06)	$(1.79)	$(0.87)
Stock-based compensation [1]	—	0.01	0.01	0.02
Loss on debt extinguishment [2]	—	—	—	0.02
Severance [3]	—	0.01	0.03	0.01
Incremental financial reporting [4]	—	—	—	0.08
Internal control remediation [5]	0.01	0.01	0.04	0.05
Government investigations and other legal matters [6]	0.09	0.11	0.78	0.37
Life insurance proceeds [7]	—	(0.04)	—	(0.04)
Discrete income tax items [8]	—	(0.01)	(0.02)	(0.17)
Adjusted (loss) earnings per share – diluted	$(0.21)	$0.03	$(0.95)	$(0.53)

Diluted shares (in thousands)	22,920	22,881	22,902	22,866
The following table presents a reconciliation from Net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,177)	$(1,466)	$(40,898)	$(19,920)
Interest expense	1,623	1,510	5,253	4,211
Income tax benefit	(133)	(210)	(281)	(3,771)
Depreciation	1,202	1,314	3,647	3,922
Amortization of intangible assets	634	763	1,901	2,290
EBITDA	(3,851)	1,911	(30,378)	(13,268)
Stock-based compensation [1]	102	165	334	482
Loss on debt extinguishment [2]	—	—	—	497
Severance [3]	(2)	332	690	332
Incremental financial reporting [4]	—	4	—	1,783
Internal control remediation [5]	268	137	971	1,029
Government investigations and other legal matters [6]	1,968	2,697	17,887	8,435
Life insurance proceeds [7]	—	(930)	—	(930)
Adjusted EBITDA	$(1,515)	$4,316	$(10,496)	$(1,640)
1.Amounts reflect non-cash stock-based compensation expense.
2.Amount represents the loss on the extinguishment of the Company’s prior credit facility with Wells Fargo Bank, N.A. and the unsecured senior notes in April 2020.
3.Amounts represent severance and other post-employment costs for certain former employees of the Company.
4.Amounts represent professional services fees related to the Company’s efforts to prepare, audit and file delinquent financial statements with the SEC, as well as tax compliance matters impacted by the restatement of prior period financial statements. The amounts exclude $0.1 million and $1.0 million for the three and nine months ended September 30, 2020.
5.Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.
6.Amounts include professional services fees for the three and nine months ended September 30, 2021 of $1.6 million and $15.2 million, respectively, and $1.7 million and $5.5 million for the three and nine months ended September 30, 2020, respectively, related to costs to indemnify certain former officers and employees of the Company. The Company is obligated to pay legal costs of certain former officers and employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 9. Commitments and Contingencies of Part I, Item 1. Financial Statements, the Company fully exhausted its historical primary directors’ and officers’ insurance coverage in connection with these matters during the first quarter of 2020. Also included are professional services fees and reserves related to certain other legal matters.
7.Amount represents a life insurance payment to the Company related to the death of a former employee.
8.Amounts for all periods include adjustments to impacts of the CARES Act; the nine months ended September 30, 2020 also include a change in the deferred tax liability related to an indefinite lived intangible asset.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Nine Months Ended September 30,
	2021	2020	Change	% Change
Net cash used in operating activities	$(39,101)	$(2,283)	$(36,818)	*NM
Net cash provided by (used in) investing activities	195	(1,054)	1,249	119%
Net cash provided by financing activities	22,713	33,360	(10,647)	(32)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(16,193)	$30,023	$(46,216)	(154)%
Capital expenditures	$(2,156)	$(1,991)	$(165)	(8)%
*NMNot meaningful
Cash Flows for the Nine Months Ended September 30, 2021
Cash Flow from Operating Activities
Net cash used in operating activities was $39.1 million in the nine months ended September 30, 2021 compared to net cash used in operating activities of $2.3 million in the nine months ended September 30, 2020, resulting in an increase of $36.8 million in cash used in operating activities year-over-year. The increase in cash used by operating activities was primarily related to an increase in the net loss of $21.0 million and a $16.8 million decrease in cash generated from working capital accounts, partially offset by an increase of $1.1 million in non-cash adjustments. The decrease in cash generated from working capital in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily related to lower accounts receivable collections and an increase in cash outflows associated with inventory purchases and a net increase in liabilities. The increase in the cash outflow for inventory for the nine months ended September 30, 2021 compared to the same period in 2020 was largely due to increased purchases of inventory during the nine months ended September 30, 2021 to support forecasted sales growth in the fourth quarter of 2021. The net increase in liabilities was largely due to increased accounts payable related to the previously discussed increased inventory purchases as well as due to the timing of management of payables, partly offset by a decline in accrued expenses. The increase in non-cash adjustments was primarily due to increased amortization of deferred financing fees.
Cash Flow from Investing Activities
Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2021 compared to cash used in investing activities of $1.1 million for the nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2021, cash provided by investing activities primarily related to a return of investment upon the liquidation of a joint venture partly offset by capital expenditures associated with normal maintenance of the Company’s facilities. For the nine months ended September 30, 2020, cash used in investing activities was primarily related to capital expenditures associated with normal maintenance of the Company’s facilities, partly offset by proceeds from corporate-owned life insurance.
Cash Flow from Financing Activities
The Company generated $22.7 million in cash from financing activities in the nine months ended September 30, 2021 compared to $33.4 million in cash generated by financing activities in the nine months ended September 30, 2020. The cash generated by financing activities for the nine months ended September 30, 2021 was primarily attributable to cash received under Second Shareholder’s Loan Agreement with Weichai, compared to net borrowings under the Company’s revolving credit facility for the nine months ended September 30, 2020 partly offset by repayment of the Company’s senior secured notes. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements related to the amendments of the Company’s debt arrangements.
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
As discussed in Item 1. Note 6. Debt, included in Part I, Item 1. Financial Statements, the Amended and Restated Uncommitted Revolving Credit Agreement includes financial covenants which were effective for the Company beginning with the three months ended June 30, 2021 and each of the third and fourth quarters of 2021. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Amended and Restated Credit Agreement. For both the three months ended June 30, 2021 and September 30, 2021, the Company did not meet the defined minimum interest coverage nor EBITDA requirements. A breach of the financial covenants under the Amended and Restated Uncommitted Revolving Credit Agreement constitutes an event of default which, if not cured or waived, could result in the obligations under the Amended and Restated Uncommitted Revolving Credit Agreement being accelerated. On November 9, 2021, the Company entered into a waiver with Standard Chartered, which waived the financial covenant defaults for the quarters ended June 30 and September 30, 2021 in exchange for the payment of a $0.6 million fee by the Company to Standard Chartered.
On July 14, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Second Shareholder’s Loan Agreement”) with Weichai. The Second Shareholder’s Loan Agreement provides the Company with a $25 million uncommitted facility that is subordinated to the Amended and Restated Uncommitted Revolving Credit Agreement and any borrowing requests made under the Second Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Second Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used to supplement the Company’s working capital, except for certain legal expenditures which require Weichai’s prior consent. The Second Shareholder’s Loan Agreement expires on May 20, 2022 with any outstanding principal and accrued interest due upon maturity. As of November 12, 2021, the Company had $25.0 million outstanding under the Second Shareholder’s Loan Agreement.
As of September 30, 2021, the Company’s total outstanding debt obligations under the Amended and Restated Uncommitted Credit Agreement and the Second Shareholder’s Loan Agreement were $155.0 million in the aggregate, and its cash and cash equivalents were $5.0 million. See Item 1. Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information. These amounts reflect a net positive cash impact from customer prepayments of $3.1 million.
As of September 30, 2021, Accounts Payable were approximately $89.7 million reflective of higher inventory, costs incurred related to the Company’s indemnification obligations and the management of timing of payables. The Company is working with Weichai to explore near-term financing solutions in addition to longer-term financing options.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement in the future. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the outstanding indebtedness under the Company’s existing debt arrangements as it becomes due. Management currently plans to seek an extension and/or replacement of its existing debt arrangements or seek additional liquidity from its current or other lenders before the maturity dates in 2022 as discussed above. There can be no assurance that the Company will be able to successfully complete a refinancing on acceptable terms or repay this outstanding indebtedness when required or if at all.
Additionally, during 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019. Since May 2020, crude oil prices increased considerably from their lows reached in April 2020. However, U.S. rig counts have been slower to return as the average count during the first nine months of 2021 remains below the average for the first nine months of 2020 and significantly below the full year average during 2019. Meanwhile, capital spending within the U.S. oil markets remains well below 2019 levels. These circumstances have contributed to a challenging environment for the sale of the Company’s oil and gas related products through the first nine months of 2021. The Company is encouraged with the continued U.S. rig count improvement during 2021; however, there can be no assurance that the Company’s oil and gas related sales will improve during the fourth quarter of 2021. A significant portion of the Company’s sales and profitability is derived from the sale of products that are used within the oil and gas industry. In addition, the Company experienced delays in its supply chain during the first nine months of 2021 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping related costs. Additionally, the Company has also experienced higher tariff costs as a result of the non-renewal of certain exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
Additionally, during the first nine months of 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers insurance during the early part of 2020. In particular, spending activity was elevated in the first nine months of 2021 as a result of the United States Attorney’s Office for the Northern District of Illinois (the “USAO”) trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees, the Company believes its costs related to this matter will cease. However, at this time, the Company is not able to estimate the potential future amount of its indemnity obligations related to the pending U.S. Securities and Exchange Commission (“SEC”) matter involving prior officers and employees. The continued impacts of the above items may result in the recognition of material impairments or other related charges. Moreover, the full impact of the above items on the Company’s operations and liquidity continues to evolve.
Due to uncertainties surrounding the Company’s future ability to refinance, extend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Amended and Restated Uncommitted Revolving Credit Agreement in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
Off-Balance Sheet Arrangements
At September 30, 2021, the Company had five outstanding letters of credit totaling $2.1 million. See Item 1. Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2020 Annual Report on Form 10-K (the “2020 Annual Report”). During the nine months ended September 30, 2021, there were no significant changes in the application of critical accounting policies.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
The Company has updated its Code of Business Conduct and Ethics and has implemented an ongoing training program to help ensure employees understand and comply with the Code. The Company continues to maintain the program to provide extensive communications and training to employees across the entire organization regarding the importance of integrity and accountability.
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
Segregation of Duties:
▪The Company has established a segregation of duties framework for assessing roles and responsibilities across the Company and within the Enterprise Resource Planning System (“ERP System”). The Company is working to finalize the segregation of duties review for all cycles.
▪The Company has implemented a technical upgrade to its ERP System and is redesigning system access roles across the Company to improve the segregation of incompatible duties.

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
▪The Company has established and implemented improved review and approval controls across the Company to ensure that revenue, including that of nonroutine revenue transactions, is recognized consistently in accordance with the terms of the contracts and customers and U.S. GAAP.
Reserves and Accruals:
The Company is implementing enhanced controls over the review and approval of key reserves and accruals, including, warranty reserves and excess and obsolete inventory.
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
▪The Company has developed and is implementing procedures to ensure completeness and accuracy of the data used in the design and operation of internal controls.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Shareholder’s Loan Agreement, dated July 14, 2021, between the Company and Weichai America Corp.	8-K	10.1	07/20/2021	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 2021.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Donald P. Klein
Name:	Donald P. Klein
Title:	Chief Financial Officer (Principal Financial Officer)