Form 10-K
period 2021-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2022-03-31
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of 5,378,337 shares of Common Stock held by non-affiliates of the registrant as of December 31, 2021 was $32.8 million based on the last reported sale price on the over-the-counter (“OTC”) market on June 30, 2021 (although the total market capitalization of the registrant as of such date was approximately $139.2 million). Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 28, 2022, there were 22,926,875 outstanding shares of the Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement (the “2022 proxy statement”), to be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days after the fiscal year ended December 31, 2021.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (“2021 Annual Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation: the factors discussed in this report set forth in Item 1A. Risk Factors; the impact of the ongoing COVID-19 pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the SEC and the United States Attorney's Office for the Northern District of Illinois (the “USAO”); variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC and the criminal division of the USAO, which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; impact on the global economy of the war in Ukraine; the impact of supply chain interruptions and raw material shortages; the impact of increasing warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual, quarterly and current reports, proxy statements and other information with the SEC. The Company makes these filings available free of charge on its website (http://www.psiengines.com) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this 2021 Annual Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

PART I
Unless the context indicates otherwise, references in this 2021 Annual Report to “Power Solutions,” “PSI,” “the Company,” “Corporate,” “it,” “its” and “itself” mean Power Solutions International, Inc. and its wholly-owned subsidiaries. References herein to “2021,” “fiscal 2021” or “fiscal year 2021” refer to the fiscal year ended December 31, 2021. References herein to “2020,” “fiscal 2020” or “fiscal year 2020” refer to the fiscal year ended December 31, 2020.
Item 1.    Business.
General Business Overview
Power Solutions International, Inc., incorporated under the laws of the state of Delaware in 2011, designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that are powered by a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the power systems, industrial and transportation end markets. The Company manages the business as a single reportable segment.
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

The Company’s end markets, product categories and equipment are as highlighted in the following table:

End Market	Product Categories	Equipment/Products (End Use)
Power Systems (Energy)*	Electric Power Generation (“Gensets”) Large Custom Genset Enclosures	Mobile and Stationary Gensets for: Emergency Standby Rental Prime Power Demand Response Microgrid Renewable Energy Resiliency (Wind, Solar, Storage) Combined Heat and Power (“CHP”)
Industrial	Material Handling Agricultural/Arbor Care Irrigation/Pumps Construction Compressors Other Industrial
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
*    In 2022, the Company renamed the Energy end market to Power Systems. There were no changes to the product categories or equipment/products (end use).
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
The Company’s engines and power systems include both emission-certified compression and spark-ignited internal combustion engines ranging from 0.99 liters (“L”) to 53L of displacement, which are enabled by advanced controls to run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the power systems, industrial and transportation end markets.
COVID-19 and other Recent Business Impacts
The ongoing COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad.
During 2020 and 2021, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019. At year-end 2021, crude oil prices were 55% above prices at year-end 2020. However, U.S. rig counts have been slower to return as the average count for 2021 was up 10% versus 2020 and average rig counts remain significantly below the full year 2019 average. Meanwhile, the Company believes that capital spending within the U.S. oil markets during 2021 remained well below 2019 levels. These factors have contributed to a continued challenging environment for the sale of the Company’s oil and gas related products during 2021. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry.

In addition, the Company experienced delays in its supply chain during 2021 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company has also experienced higher tariff costs as a result of the non-renewal of certain tariff exclusions that expired at the end of 2020. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.

Lastly, during 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees of the Company. Specifically, spending activity was elevated during 2021 due to the USAO trial involving former officers and employees of the Company that occurred during the year. With a verdict reached in the USAO trial matter in September 2021, the Company believes its costs related to the matter will cease. However, at this time, the Company is not able to estimate the potential future amount of its indemnity obligations related to the pending SEC matter involving prior officers and employees. See Note 10. Commitments and Contingencies for further discussion of the Company’s indemnification obligations. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
Strategic Initiatives/Growth Strategies
The Company continues to execute against a comprehensive set of business objectives aimed at improving profitability, streamlining processes, strengthening the business and focusing on achieving growth in higher-return product lines. Key elements of these objectives and other initiatives are highlighted below.
Improve profitability
The Company continues to execute on its plan to enhance profitability through the review of its customer and product portfolio. To date, this has resulted in strategic price increases in certain areas of the business, along with product redesign and the re-sourcing of certain components, to support improved margins. This program is a multi-year effort and will entail a strategic assessment of certain areas in which profitability does not meet established thresholds. The Company also continues to transform its manufacturing operations through the ongoing adoption of lean, agile and flexible lines, which provides opportunities for improved efficiency, margins and profitability, particularly as volume and sales improve. The Company has also been investing heavily in the expansion of its heavy-duty engine product line, particularly through its collaboration with Weichai. This product line has historically provided better margins.
During 2021, the Company continued to incur substantial legal costs related to governmental investigation matters and its obligations to indemnify certain former officers and employees of the Company. Specifically, spending activity was elevated during 2021 due to the USAO trial involving former officers and employees of the Company that occurred. With a verdict reached in the USAO trial matter in September 2021, the Company believes its costs related to the matter will cease. However, at this time, the Company is not able to estimate the potential future amount of its indemnity obligations related to the pending SEC matter involving prior officers and employees. The Company also continues to incur costs related to the remediation of the deficiencies in its internal control over financial reporting and for the enhancement of its corporate compliance program pursuant to the Non-Prosecution Agreement (“NPA”) with the USAO. Upon the conclusion of these matters, the Company expects to see a decline in these expenses.
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
Streamlining of business processes and footprint rationalization
The Company has an ongoing program to review and identify cost reductions throughout the organization. As part of this program, the Company has adopted tighter controls, monitors major areas of spending and is centralizing certain business processes. During 2021, the Company took rightsizing actions to align its staffing with current needs, while also streamlining certain roles. These actions, when coupled with attrition, contributed to the reduction headcount by approximately 100 positions totaling approximately 12.5%.
The Company continues to review its facilities footprint in light of its current and planned business mix and its evolving needs. To date, these efforts resulted in the exit and sublease of its Hanover Park, IL materials and warehousing facility which is expected to generate annualized savings of approximately $1.3 million. with approximately $0.9 million expected to be realized in 2022.

Strengthen the business through the optimization of business systems and technology
The Company is working to strengthen its business through the optimization of its business systems and technology to support the remediation of internal controls, improve processes, drive greater operational efficiencies and provide better and timelier decision making across the organization. As part of this initiative, the Company is working on the continued enhancement and optimization of its Enterprise Resource Planning system and associated workflows.
Grow the business in the highest return on investment areas
The Company has been a major participant in the power systems market for many years as a supplier to several of the world’s leading power generation companies and through its large custom Generator Set (“Genset”) enclosure business. Building on its broad product offering the Company received EPA certification for its 32L and 40L heavy-duty engines in 2018 and for its 53L heavy-duty engines in 2019. These heavy-duty engines provide a natural-gas-fueled power range from 500 kilowatt-electric (“kWe”) to 1.25 megawatt (“MW”), which is well above the Company’s prior capabilities, allowing it to serve a greater portion of the demand response, microgrid, combined heat and power, and oil and gas markets. Additionally, in 2019, the Company received EPA emergency standby certification for its 20L, 40L and 53L diesel engines, which provide a power range of 550 kWe to 1.65 MW. These diesel engines are largely designed for power systems market applications including emergency power, wastewater treatment, and oil and gas exploration and production. Also, the engines can handle mission critical customer operations in the health care, data center, hospitality and transportation industries. In addition to dedicating significant R&D resources within the power systems end market, the Company has also strategically invested in expanding its management, sales and operations staff to support these efforts. The Company’s heavy-duty engines have historically provided better margins.
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
Leverage the Company’s relationship with Weichai
In March 2017, the Company executed a share purchase agreement (the “SPA”) with Weichai America Corp., a wholly owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”). Under the terms of the SPA, Weichai invested $60.0 million in the Company (the “Weichai Transactions”) by purchasing a combination of newly issued Common Stock and preferred stock, par value $0.001 (the “Preferred Stock”), as well as a stock purchase warrant, which significantly strengthened the Company’s financial condition and contributed to the extinguishment of its $60.0 million term loan in 2017. Weichai has also provided support for PSI’s business and operations through various shareholder loan agreements as described in Part II, Item 7. Liquidity and Capital Resources.

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
Among other things, the Collaboration Agreement establishes a joint steering committee, permits Weichai to second a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and establishes several collaborations, including with respect to stationary natural gas applications and Weichai diesel engines. The Collaboration Agreement also provides for the steering committee to create different subcommittees with various operating roles, and it otherwise governs the treatment of intellectual property of the parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement had a term of three years that was set to expire in March 2020. In March 2020, the Collaboration Agreement was extended for an additional term of three years.
Also, through the Company’s relationship with Weichai, it has access to Weichai’s ‘New Energy’ product portfolio and is exploring product diversification opportunities in the areas of battery storage and electrification.
The Weichai stock purchase warrant, as last amended (the “Weichai Warrant”), was exercisable commencing on April 1, 2019 for such number of shares of the Company’s Common Stock as was sufficient to provide Weichai with majority ownership of the Company’s Common Stock. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock. See Note 1. Summary of Significant Accounting Policies and Other Information–Stock Ownership and Control in Part II. Item 8. Financial Statements and Supplemental Information, for additional information. Weichai is currently the Company’s majority stockholder, holding over 51% of the Company’s outstanding Common Stock, as of March 28, 2022.
Expand global business
Through the expansion of its product lineup and the entry into new markets, the Company has a history of growing its product offerings internationally beyond North America. The Company sees long-term opportunity in continuing to grow its business worldwide with further R&D investment including new-product development and offerings. In January 2022, PSI and Baudouin, a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. PSI is optimistic that this agreement will offer enhanced global growth opportunities, particularly in Europe.
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
The Company’s largest customers, based upon its consolidated net sales in 2021, included the following subsidiaries/affiliates of Daimler AG: Freightliner Custom Chassis Corporation, Thomas Built Buses and FUSO Company (collectively, “Freightliner”) and Hyster-Yale Materials Handling Group. Freightliner and Hyster-Yale Materials Handling Group represented 21% and 17% of 2021 consolidated net sales, respectively. The largest customers change from time to time as a result of various factors, including prevailing market conditions, customers’ strategies and inventory of the Company’s power systems.
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
Research, Development and Engineering
The Company’s research, development and engineering programs are focused on new product development, enhancements to current products, in addition to performance and quality improvements across its product lines. Its efforts are market driven, with the sales team identifying and defining market requirements and trends and its engineering and new-product development groups reviewing existing power system portfolios and developing new solutions that build upon the technology within that portfolio.
The Company’s product and application development engineering teams include in-house mechanical and electrical engineering functions, including advanced engine modeling, simulation, analysis and testing. Internal resources are supplemented with engineering outsourcing relationships for design, development and product testing. In addition to these engineering outsourcing relationships, the Company benefits from the design, development and testing capabilities of its supplier base. The Company staffs its engineering support activities associated with released product and component sourcing programs with dedicated internal engineering personnel.
Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, information technology and administrative expenses and are expensed, net of contract reimbursements, when incurred. From time to time, the Company enters into agreements with its customers to fund a portion of the research, development and engineering costs of a particular project. These reimbursements are accounted for as a reduction of the related research, development and engineering expenditure. The Company’s net research, development and engineering expenditures for 2021 and 2020 were $22.4 million and $25.4 million, respectively.

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
The Company is party to a supply agreement with Doosan, under which it purchases and distributes, on an exclusive basis, specified Doosan engines within a territory consisting of the United States, Canada and Mexico. On October 1, 2019, the supply agreement with Doosan was amended and extended to December 31, 2023, after which the agreement will automatically be extended for additional one-year terms unless a notice of termination is provided by either party six months prior to the scheduled expiration. The addendum also includes minimum product purchase commitments for the period 2019 through 2023, subject to reductions based on market declines in oil prices and defined prescribed payments to Doosan triggered by shortfalls in purchases made by the Company during each annual calendar period. As of December 31, 2021, the Company recorded a $1.6 million liability related to a purchasing shortfall of the 2021 volume commitment. See Note 10. Commitments and Contingencies in Part II. Item 8. Financial Statement and Supplemental Information for further discussion.
The Company had an exclusive supply agreement with GM through December 31, 2019 to purchase and distribute GM 6.0L engines to on-highway customers. With the GM announcement that it will discontinue its production of the GM 6.0L engine, the Company conducted last-time buys of this engine during 2019 through 2021 (including certain engines where prepayment was provided), to ensure adequate supply to certain transportation customers. At December 31, 2021, the Company had fully exhausted its stock of engines where prepayment was provided and holds a small quantity of other GM 6.0L engines which it expects to deliver to customers throughout 2022. The Company does not have a supply agreement with GM for its successor product to the GM 6.0L engine; however, it will source the 6.0L through a GM designated third party manufacturer.
The Company is also party to a supply agreement with SAME through December 31, 2022 for the exclusive purchase and distribution of engines around the world, with the exception of China (including Hong Kong, Macao and Taiwan), within the forklift and marine markets. The agreement, which automatically extends for an additional one-year term on an annual basis, unless either party provides notice of termination at least 180 days before the expiration date, includes minimum purchase commitments.
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
Employees and Human Capital
As of December 31, 2021, the Company’s workforce consisted of approximately 700 full-time employees. None of the members of the Company’s workforce are represented by a union or covered by a collective bargaining agreement.
Part of the Company’s values focus on developing and maintaining a world class workforce through personal accountability, teamwork, customer service and innovation. The Company monitors and manages attrition. It approves, through its human resources department, the replacement of key positions that it believes are critical to sustaining improved business performance and analyzes departure data to continually improve upon the experience of employees. Turnover for salaried employees in 2021 was approximately 33%. The Company’s talent management and succession planning process includes the identification of key positions based on current and future business strategies, the identification of potential successors, and a plan for talent development.
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
Health and safety are also a key priority, as the Company is committed to removing conditions that cause personal injury or occupational illness. Employees participate in trainings sessions focused on these topics and are encouraged to promote behaviors that protect others from risk of injury. The Company sets annual targets for its Total Recordable Incident Rate (“TRIR”) and Days Away, Restricted or Transferred (“DART”) and regularly reviews these metrics. For 2021, the Company achieved an overall TRIR of 4.8, meaning that for every 100 employees, 0.48 employees incurred an injury that resulted in recordable medical treatment. The DART was 3.7 in 2021, meaning that for every 100 employees, 0.37 individuals experienced an incident that resulted in days away from work.
In response to the COVID-19 pandemic and to support the Company’s customers and communities, the Company made keeping employees safe a priority. Many of the Company’s employees have the ability to work from home and continue to have that option since the outbreak of the COVID-19 pandemic. Recently, the Company has made efforts to transition employees back into the office environment. However, the Company continues to focus resources and investments on its R&D and production facilities including the following steps to help protect the health and safety of employees:
•visitor/vendor questionnaires for all non-employees entering the Company’s facilities;
•mandatory personal protective equipment provided for employees;
•masks required inside open plants and facilities.

Environmental Matters
The Company’s reporting facilities follow the guidelines required for its federally enforceable state operating permits (FESOP) used with the Illinois environmental protection agency (IEPA), and the Wisconsin department of natural resources (WDNR) Type-B permit guidelines. This includes monitoring the emissions produced from these locations as part of the requirements within the states PSI operates. A majority of PSI's current production utilizes traditional utility supply. PSI’s production processes that require product testing rely on liquid propane and natural gas fuels, which produce lower emissions than diesel and gasoline.
The Company is committed to producing high quality products that provide reduced emissions and to operating its facilities in a manner that mitigates their impact on the environment.
For the full year ended 2021, just over 50% of the engines sold run on either propane or natural gas. Also, the Company has taken the following steps to enhance its sustainability:
•updated most of the interior/exterior lighting in its buildings to LED lighting. As lamps or fixtures burn out or require replacement, they are converted to LED (if not already) as a measure of energy conservation;
•recycling of certain materials including cardboard, metal, wood scrap, used oil and antifreeze, and metal processing coolants and lubricants reclamation;
•reduced loaded hot testing of large displacement engines due to quality improvements (reduces noise, emissions and fuel consumption)
The Company intends to continue exploring additional avenues for greater sustainability through new product development and the exploration of additional operational opportunities.
Impact of Government Regulation
The Company’s power systems are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing exhaust emissions, evaporative emissions, greenhouse gas (“GHG”) emissions and noise. The Company’s power systems are subject to compliance with regulatory standards imposed by the EPA, state regulatory agencies in the United States, including the CARB, and other regulatory agencies around the world, such as the MEE. Since its engines are sold into both off-road and on-road markets, the Company must ensure certification to the specific regulations within the applicable statutory segment. For products sold into the U.S. market, both EPA and CARB have imposed specific regulations on engines used in both off-road equipment and on-road vehicles. These regulations generally serve to restrict exhaust emissions, with a primary focus on oxides of nitrogen, hydrocarbons and carbon monoxide. Exhaust emission regulations for engines used in off-highway industrial and power generation equipment vary based upon the use of the equipment into which the engine is incorporated (such as stationary power generation or mobile off-highway industrial equipment) and the type of fuel used to drive the power system. Similarly, on-road regulations from the EPA and CARB focus on the same exhaust constituents as well as sophisticated requirements to meet on-board diagnostic (“OBD”) system regulations. Emissions of GHGs such as carbon dioxide, methane and nitrogen dioxide are also regulated, with more stringent requirements which started in 2021. The Company continues to make significant investments into the necessary intellectual property that supports full compliance of the Company’s engines now and into the foreseeable future.
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
The Company’s entry into the transportation end market began in 2013 with the development of its 8.8L power systems targeted for 2015 regulatory standards. In 2014, the EPA and CARB certified the Company’s new engine as a Model Year 2015 product for liquid propane gas (“LPG”) and compressed natural gas (“CNG”) fuels, and in 2015 the Company launched its first propane-fueled engine for on-road applications. To assist the adoption of alternative-fueled vehicles in the marketplace, the EPA and CARB granted alternative-fueled engines an exemption from OBD regulations until 2018 (CARB) /2019 (EPA). Gasoline engines are not exempt from OBD regulations, therefore, in 2017, the Company achieved full OBD certification for its 2018 and beyond gasoline 6.0L and 8.8L products. The knowledge gained from this gasoline OBD development was applied to the Company’s alternative-fueled engines for 2019 after all OBD exemptions ended as of December 31, 2018. In 2016, the EPA launched new Phase 1 GHG emission regulations. New EPA Phase 2 GHG emission regulations began January 1, 2021.
Historically, the Company’s 6.0L and 8.8L gasoline engines qualified for the small manufacturer exemption for Phase 1 GHG under Title 40 of the Code of Federal Regulation Section 1036.150(d). Starting in 2020, as a result of the Weichai ownership change in April 2019, those products no longer qualified for the exemption and had to meet Phase 1 GHG standards. In order to address the impact of the transition of its emission regulation requirements in 2020 and 2021, the Company licensed its technology to a third-party small manufacturer to produce and certify the 6.0L gasoline engine and utilized averaging, banking, and trading compliance provisions for the sale of its 8.8L gasoline engine. The Company is utilizing averaging, banking, and trading compliance provisions for compliance with the EPA Phase 2 GHG emission regulations.
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
Information about the Company’s Executive Officers
The following selected information for each of the Company’s current executive officers was prepared as of March 29, 2022.

Name	Age	Executive Officer Since	Present Position with the Company
Lance Arnett	51	2019	Chief Executive Officer
Donald P. Klein	48	2018	Chief Financial Officer
C. (Dino) Xykis	63	2020	Chief Technical Officer

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
Donald P. Klein has served as the Chief Financial Officer since January 2021 and as the Principal Accounting Officer since May 14, 2018. Mr. Klein previously served as the Company’s Interim Chief Financial Officer from July 20, 2020 to January 19, 2021 and the Company’s Corporate Controller from May 14, 2018 to July 20, 2020. Prior to joining the Company, he served as Assistant Corporate Controller at Littelfuse, Inc., a publicly traded company on the NASDAQ, with customers in the electronics, automotive and industrial markets with products that include fuses, semiconductors, polymers, ceramics, relays and sensors. Prior to that role, from 2008 to 2017, Mr. Klein served in various positions of increasing responsibility within finance and accounting, including most recently as Assistant Corporate Controller, at Navistar International Corporation, a NYSE-listed global manufacturer of commercial and military trucks, school buses, diesel engines and provider of service parts for trucks and diesel engines. Prior to Navistar, he worked for Hewitt Associates as Manager of External Reporting and at Ernst & Young LLP as a senior manager of assurance and advisory services.
C. (Dino) Xykis was appointed as the Chief Technical Officer on March 15, 2021. Mr. Xykis is responsible for the oversight of the Company’s advanced product development, engineering design and analysis, on-highway engineering, applied engineering, emissions and certification, Waterford, Michigan engineering operations, program management and product strategic planning. Since joining the Company in 2010 and until his appointment as Chief Technical Officer in March 2021, Mr. Xykis served as Vice President of Engineering for the Company. He has more than 30 years of professional experience in multi-disciplined engineering areas including senior management and executive positions at various companies including Cummins Inc., an NYSE-listed company, and Generac Power Systems, an NYSE-listed company. Mr. Xykis also served as Adjunct Professor of Mechanical Engineering and Mechanics at the Milwaukee School of Engineering and previously served on the audit and compensation committees of the Board of Directors of Image Sensing Systems, a publicly traded company on NASDAQ, from 1996 to 2001. Mr. Xykis has also served on the advisory board of Civil, Environmental, and Geo-Engineering, College of Science and Engineering, University of Minnesota for the past eight years.
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
COVID-19 Pandemic
The Company’s financial condition, results of operations and cash flows have been and will continue to be adversely impacted by the COVID-19 pandemic and future periods may continue to be adversely affected by the COVID-19 pandemic or other outbreaks of infectious diseases or similar public health threats and the resulting economic impact.
Any outbreaks of contagious diseases and other adverse public health developments could have a material and adverse effect on the Company’s business, results of operations and financial condition. The ongoing COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad. As discussed in Item 1. Business, these factors have impacted and will continue to impact the Company’s operations, financial condition and demand for the Company’s goods and services. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s business, employees, customers, suppliers and stockholders may continue to experience significant negative impacts for future periods. In addition, due to the nature with which the COVID-19 situation continues to evolve, there is significant uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on the Company’s business, results of operations and financial condition cannot be reasonably estimated at this time, but the impact may continue to be material in the future.
In April 2020, the Company implemented contingency actions as a result of the expected significant negative impacts of these factors. The Company’s temporary cost reduction measures included, among others, reduced hours of operations of the

Company’s production facilities; reduced pay for salaried employees between 10% and 30%, depending on the employee’s position; suspended the Company’s 401(k) plan match; deferred spending on certain R&D programs; and minimized discretionary expenses and consulting services.
The measures with regard to pay for salaried employees and the suspension of the Company’s 401 (k) plan match were in effect through December 31, 2020. Any additional cost savings initiatives or other cash actions the Company undertakes in response to the COVID-19 pandemic may not achieve the intended results and may result in other adverse impacts, which could be material.
The degree to which the COVID-19 pandemic continues to impact the Company’s financial condition, cash flows, and results of operations depends upon future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, location, and spread of the outbreak, its severity, government and business measures to contain the virus and address its impact, and how quickly and to what extent normal economic and operating conditions can resume. The Company cannot, at this time, predict the many potential impacts of the COVID-19 pandemic, but it could have a material adverse effect on the Company’s business, prospects, financial condition, cash flows, and results of operations.
Liquidity and Indebtedness
The Company’s management has concluded as of the filing of this 2021 Annual Report that, due to uncertainty surrounding the Company’s ability to extend or refinance its current debt agreements and uncertainty as to whether it will have sufficient liquidity to fund its business activities, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern. As of December 31, 2021, the Company had $180.9 million of total borrowings outstanding under its debt arrangements with Standard Chartered Bank (“Standard Chartered”) and Weichai. On March 25, 2022, the Company amended and restated its $130.0 million uncommitted senior secured revolving credit agreement with Standard Chartered (the “Second Amended and Restated Uncommitted Revolving Credit Agreement”), which extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 24, 2023 or the demand of Standard Chartered. The $130.0 million Second Amended and Restated Uncommitted Revolving Credit Agreement is subject to customary events of default and covenants and is secured by substantially all of the Company’s assets. In addition, Standard Chartered has the right to demand payment of any and all outstanding borrowings and other amounts outstanding at any point in time at its discretion. In connection with this Second Amended and Restated Uncommitted Revolving Credit Agreement, on March 25, 2022, the Company also amended two of the three shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The amended first shareholder’s loan agreement continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the $130.0 million Second Amended and Restated Uncommitted Revolving Credit Agreement if the Company is unable to pay such borrowings. The amended second shareholder’s loan agreement continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai. The maturity of the amended first shareholder’s loan agreement was extended to April 24, 2023 and the maturity of the amended second shareholder’s loan agreement was extended to May 20, 2023. The Company is also party to a third shareholder’s loan agreement with Weichai, which was entered into on December 10, 2021, and matures on November 30, 2022. The third shareholders loan agreement provides the Company with access to up to $50.0 million of credit at the discretion of Weichai. All of the shareholder loan agreements with Weichai are subject to customary events of default and covenants. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the $130.0 million Second Amended and Restated Uncommitted Revolving Credit Agreement.
Due to the above maturity dates of existing debt, which range from November 30, 2022 to May 20, 2023, the Company will need to extend and amend or refinance these loans on or before the expiration dates.
The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the various debt agreements, and extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s debt agreements.
There can be no assurance that it will be able to complete a financing on acceptable terms or repay this outstanding indebtedness, when required or if at all. Further, since certain of the Company’s loans are uncommitted or at the discretion of the lender, there can be no assurance that any available credit will be extended. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

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
As of December 31, 2021, the Company’s total debt obligations, including indebtedness under agreements with Standard Chartered and Weichai, was $180.9 million. The Company’s debt arrangements contain and may contain in the future certain requirements, including specific financial and other covenants or restrictions. The failure or the inability to meet such obligations under existing debt or any new debt could materially and adversely affect the Company’s business and financial condition. In addition, the Company’s debt obligations could make it more vulnerable to adverse economic and industry conditions and could limit its flexibility in planning for or reacting to changes in its business and the industries in which it operates. The Company’s indebtedness and the cash flow needed to satisfy its debt obligations and the covenants contained in current and potential future debt agreements could have important consequences, including the following:
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
The Company’s Second Amended and Restated Credit Agreement places limitations on its ability to make acquisitions and restricts its ability to incur additional indebtedness, while certain loan agreements with Weichai place limitations or restrictions on the Company’s usage of borrowed funds. Any future failure by the Company to comply with the financial covenants set forth under the Company’s debt agreements, if not cured or waived, could result in the acceleration of debt maturities or prevent the Company from accessing availability. If the maturity of the indebtedness is accelerated, the Company may not have sufficient cash resources, or have the ability to obtain financing through alternative resources, to satisfy its debt and other obligations, and the Company may not be able to continue as a going concern.
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
In connection with the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2021, the Company concluded that there were material weaknesses in its internal control over financial reporting. See Item 9A. Controls and Procedures, included in Part II, for additional information regarding these matters.
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

The Company has incurred significant expenses, including audit, legal, consulting and other professional fees, and lender and noteholder consent fees, related to the restatement of its previously issued consolidated financial statements and the ongoing remediation of material weaknesses in its internal control over financial reporting. The Company anticipates that it will continue to incur certain of these expenses in the future. The Company has taken a number of actions, including adding significant internal resources and implementing a number of additional procedures and controls, in order to strengthen its accounting function and reduce the risk of future material misstatements in its financial statements. In addition, in September 2020, the Company settled the investigations by the SEC and USAO into the Company’s past revenue recognition practices. As part of the settlement, among other undertakings, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses as identified in Part II, Item 9A. Controls and Procedures by April 30, 2021. On April 12, 2021 the SEC granted the Company’s request for an extension of time until March 31, 2022 in which to comply with the requirements of the administrative order to remediate the remaining material weaknesses. Due to the progress achieved in remediating the material weaknesses as noted in Changes in Internal Control over Financial Reporting below, the Company formally requested an additional extension from the SEC to remediate the three remaining material weaknesses below. To the extent that the Company’s request for an extension from the SEC, or other actions are not successful and completed in accordance with the provisions of the settlement with the SEC and USAO, the Company may be required to incur additional time and expense towards further remediation efforts and incremental substantive procedures, which could have a material adverse effect on its results of operations. In addition, failure to comply with the provisions of the settlement agreements with the SEC and USAO could result in further actions by one or both governmental agencies which could have a material adverse effect on the Company’s results of operations.
Limitations of the Company’s Directors’ and Officers’ liability insurance and potential indemnification obligations will have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Under its bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. Based on cumulative legal fees and settlements incurred, the Company fully exhausted its primary directors and officers insurance coverage of $30.0 million during the first quarter of 2021. Further, during 2021 the Company also exhausted most of its primary $10 million side A insurance coverage. Additional expenses currently expected to be incurred and that may occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. Since exhausting its primary directors’ and officers’ liability insurance coverage in early 2021, the Company has incurred $22.8 million related to its indemnification obligation in 2021 and 2020 combined. Such expenses could continue to have a material impact on the Company’s financial condition, results of operations and cash flows. In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy, which was renewed in June 2021. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the disclosed investigations by the SEC and USAO.
Financial Condition, Results of Operations, and Cash Flows
The Company has experienced substantial net losses in recent fiscal years and may continue to experience net losses.
The Company generated a net loss in fiscal years 2021 and 2020 and has an accumulated deficit as of December 31, 2021. The net loss experienced in 2021 was principally attributable to reduced gross profit as a result of higher material, tariff and freight costs (which were not fully recovered through pricing), significant warranty expenses (mostly related to certain engines sold into the transportation end market), and unfavorable product mix. In addition, the Company incurred significant legal and professional expenses associated with indemnifications of certain former employees of the Company. Some of these costs could remain in future periods. Continued losses could reduce cash available from operations to service or refinance the Company’s indebtedness as necessary, as well as limit the Company’s ability to finance future growth in its business and implement its strategies.
The Company could incur restructuring and impairment charges as it evaluates its portfolio of assets and identifies opportunities to restructure its business to optimize its cost structure.
The Company continuously evaluates its portfolio of assets and its operational structure in an effort to identify opportunities to optimize its cost structure including as a result of its business needs, the COVID-19 pandemic and its high warranty costs. These actions could result in restructuring and related charges, including but not limited to asset impairments and employee termination costs, any of which could be significant and could adversely affect the Company’s results of operations.
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
The prices of some of the key components of the Company’s power systems are subject to fluctuation due to market forces, including changes in the costs of raw materials incorporated into these components. Such price increases, which were substantial in 2021, occur from time to time due to spot shortages of commodities, increases in labor costs or longer-term shortages due to market forces. In particular, the prices of certain precious metals, such as palladium and rhodium, used in emissions-control systems fluctuate frequently and often significantly. Substantial increases in the prices of raw materials used in components that the Company sources from suppliers may result in increased prices charged by suppliers. If the Company incurs price increases from suppliers for key components in its power systems, production costs will increase, and given competitive market conditions, or contractual limitations, the Company may not be able to pass all or any of those cost increases on to OEM customers in the form of higher sales prices. To the extent that its competitors do not suffer comparable component cost increases, the Company may have even greater difficulty passing along price increases, and the Company’s competitive position may be harmed. As a result, increases in costs of key components may adversely affect the Company’s margins and otherwise adversely affect its results of operations, as was experienced during 2021.
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
The Company sources engines, components and replacement parts used in the assembly of its power systems and aftermarket sales from various third-party suppliers. Much of the technology incorporated into the components that the Company sources from a limited number of suppliers is technologically sophisticated, and the Company does not believe that its competitors have access to some of this sophisticated technology. The Company’s business could be harmed by adverse changes in its relationships with these suppliers, including through the management of the timing of payables, or if its competitors gain access to such technology. The viability of certain key third-party suppliers, or the exiting by certain suppliers of certain business lines, could require the Company to find other suppliers for materials or components. Furthermore, the COVID-19 pandemic has resulted in work stoppages at certain suppliers that are part of the Company’s supply chain. During 2021, the Company experienced delays in its supply chain due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, has caused delivery delays to some of the Company’s customers. If future work stoppages were to be prolonged or expanded in scope, there could be additional supply shortages, which could continue to impact the Company’s ability to deliver its products to customers on schedule. Some components cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the components or materials. Any extended delay in receiving engines or other critical components, or the inability of third-party suppliers to meet the Company’s quality, quantity or cost requirements, could impair or prohibit the Company’s ability to deliver products to its OEM customers.
The loss of certain of the Company’s exclusive supply and distribution agreements, coupled with the Company’s inability to manufacture or source alternative products, could have a material adverse impact on its financial results.
The Company is the exclusive supplier and distributor of certain engine products sourced from certain engine manufacturers. The agreements provide the Company with the exclusive rights to distribute the associated products in certain geographic regions. The Company may not be able to extend the agreements or may not achieve acceptable pricing. For example, the Company was an exclusive supplier of the GM 6.0L engine to OEMs and GM has discontinued the engine. The Company does not have an agreement with GM to supply on-highway OEMs with GM’s successor product to the 6.0L engine. If the Company is not able to maintain the arrangements or achieve competitive pricing, then it may need to find alternative products through either alternative supply sources or the design and manufacture of competitive products to meet customer demands. The loss of any of the exclusive supply agreements and failure to source alternative products could have a materially adverse impact on the Company’s financial results. In addition, the exclusive agreements often include minimum purchase requirements. The failure to reach the minimum purchase requirements could result in financial penalties or the loss of exclusivity that could be material to the Company.
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
The continued market acceptance and growth of the market for efficient alternative-fueled, spark-ignited power systems, including natural gas, propane and gasoline, is a key tenet of the Company’s growth strategy. The impact of diesel emission regulations is expected to increase the cost and complexity of diesel power systems, but this may not materialize to the expected extent or at all. Also, customers, or potential customers, may not substitute natural gas-, propane- and gasoline-powered power systems for diesel power systems in response to these regulations. In addition, to the extent that diesel power system manufacturers develop the ability to design and produce emission-compliant diesel power systems that are more competitive than the Company’s alternative-fueled power systems, customers and potential customers may be less likely to substitute alternative-fueled power systems for diesel power systems. Furthermore, if alternative-fueled power systems are substituted for diesel power systems, there can be no assurance that the Company’s power systems would capture any portion of the potential market increase. If the industrial OEM market generally, or more specifically any of the OEM categories that represent a significant portion of the Company’s business or in which it anticipates significant growth opportunities for its power systems, fails to develop or develops more slowly than the Company anticipates, its business could be materially adversely affected. Lastly, the Company also faces competition from other forms of power systems, including electric and fuel cells, for example, which could limit its ability to grow in the future.
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
Also, a significant portion of the Company’s sales and profitability has historically been derived from sales of products that are used in the oil and gas industry, primarily in support of operating wells. Various factors, such as capital allocation strategies, oil pricing, rig counts, and governments policies, among others, could lead oil and gas producers curtail or limit capital expenditures as was experienced in both 2020 and 2021. In addition, oil and gas producers may cease or suspend production at well sites that have or are likely to become unprofitable. As a result, sales of the Company’s products could be severely impacted during periods of a prolonged depression in energy prices, rig counts and capital expenditures which could have a material adverse effect on the Company’s results of operations. The Company estimates that as much as approximately $25 million and $45 million of its 2021 and 2020 net sales, respectively, were attributable to the sale of products used within the oil and gas industry. The potential impact of future disruptions, continued economic uncertainty, and continued depressed crude oil prices and low rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges.
The introduction of new products, including new engines that the Company develops, and the continued expansion of products in the power systems and transportation markets may not succeed or achieve widespread acceptance.

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
The Company faces competition from companies that employ current power system technologies, and it may face competition in the future from additional companies as new power system technologies are adopted. Additionally, the Company may face competition from companies developing technologies such as cleaner diesel engines, biodiesel, fuel cells, electrification, advanced batteries and hybrid battery/internal combustion power systems. The Company may not be able to incorporate such technologies into its product offerings, or it may be required to devote substantial resources to do so. The success of its business depends in large part on its ability to provide single assembly, integrated, comprehensive, technologically sophisticated power systems to its customers. The development or enhancement by its competitors of similar capabilities could adversely affect the Company’s business.
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
The Company’s success depends on its ability to attract, retain and motivate a highly-skilled and diverse management team and workforce. During 2021, the Company has experienced significant leadership changes, including appointing a new Chief Executive Officer, a new Chief Financial Officer, and a new Chief Technical Officer. Also, its Executive Vice President and Co-Founder retired from the Company. Executive leadership transitions can be difficult to manage and could cause disruption to the Company’s business. Failure to ensure that the Company has the depth and breadth of management and personnel with the necessary skill set and experience could impede its ability to deliver growth objectives and execute its operational strategy. Competition for qualified employees among companies that rely heavily upon engineering and technology is at times intense, and the loss of qualified employees could hinder the Company’s ability to conduct research activities successfully and develop marketable products. As the Company continues to expand, it will need to promote or hire additional staff, and, as a result of increased compensation and benefit mandates, it may be difficult to attract or retain such individuals without incurring significant additional costs.
Common Stock Ownership and Stockholder Influence
Ownership of the Company’s stock is concentrated among certain former employees and Weichai, therefore limiting other stockholders’ ability to influence corporate matters.
As of March 28, 2022, Weichai beneficially owned 51.2% of the Company’s outstanding shares of Common Stock. Additionally, Gary S. Winemaster, the Company’s founder, former Chairman of the Board, Chief Executive Officer, and President and nonexecutive Chief Strategy Officer, beneficially owned approximately 14.5% of the Company’s outstanding shares of Common Stock, and Kenneth J. Winemaster, the Company’s co-founder and former Executive Vice President, beneficially owned approximately 9.6% of the Company’s outstanding shares of Common Stock. Each of these stockholders, by virtue of their significant equity ownership in the Company, may be able to significantly influence, and, in the case of Weichai, control the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of these stockholders may not coincide with the interests of other stockholders. The concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. With the exercise of the Weichai Warrant, Weichai alone owns a majority of the outstanding shares of Common Stock and, therefore, it possesses voting control over the Company sufficient to prevent any change of control from occurring.
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
•political and economic instability;
•terrorist activities;
•acts of war, including the events currently underway in Ukraine, which could lead to volatility in commodity availability and pricing, access to current or new markets, and general overall market volatility and weakness, among other factors;
•labor unrest;
•natural disasters; and
•public health concerns including the potential negative impacts to suppliers, customers or the Company’s business as a result of the COVID-19 pandemic.
Any of these factors could have a material adverse effect on the Company’s business and results of operations.
The COVID-19 pandemic negatively impacted the Company’s business in 2020 and 2021 and will likely have future impacts in 2022 and beyond. Furthermore, the extent and duration of such impacts over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus, the extent and effectiveness of containment actions taken, including mobility restrictions and work restrictions, and the impact of these and other factors on the Company’s customer base, suppliers, and general commercial activity.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
The Company’s operations are located in 9 leased facilities in the United States, totaling approximately 1.0 million square feet of floor space. The Company’s corporate headquarters is located in Wood Dale, Illinois, a suburb of Chicago.
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
As of March 28, 2022, the sale price for the Company’s Common Stock, as reported by the OTC Market, was $2.90 per share.
Holders
As of March 28, 2022, there were approximately 51 holders of record of the Company’s Common Stock.
Dividend Policy
The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends is currently restricted by the Amended and Restated Uncommitted Revolving Credit Agreement. The Company intends to retain its future earnings to support operations, to finance expansion and reduce debt.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During 2021 and 2020, the Company did not repurchase any equity securities.
Item 6.
Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the fiscal years ended December 31, 2021 and 2020, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to the Company that may cause its results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors” in this report. See also “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s consolidated financial statements and the related Notes included in this report.
Executive Overview
The Company designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the power systems, industrial and transportation end markets with primary manufacturing, assembly, engineering, R&D, sales and distribution facilities located in suburban Chicago, Illinois and Darien, Wisconsin. The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, such as the EPA, the CARB and the MEE.
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

For 2021, net sales increased $38.6 million, or 9%, compared to 2020, as a result of sales increases of $42.5 million and $22.3 million within the transportation and industrial end markets, respectively, partly offset by a decrease of $26.2 million in the power systems end market. Gross margin was 9.0% and 14.0% during 2021 and 2020, respectively. Gross profit decreased during 2021 by $17.2 million compared to 2020, while operating expenses increased by $2.7 million as compared to 2020. Interest expense increased by $1.6 million in 2021 versus 2020. Other expense (income), net increased by $1.2 million during 2021. Also, the Company recorded an income tax benefit of $0.4 million for 2021 versus a benefit of $3.7 million for 2020. Collectively, these factors contributed to a $25.5 million increase in the net loss, which totaled $48.5 million in 2021 compared to net loss of $23.0 million in 2020. Diluted loss per share was $2.12 in the 2021 period compared to diluted loss per share of $1.00 in 2020. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $26.7 million in 2021 compared to Adjusted net loss of $11.1 million in 2020. Adjusted loss per share was $1.16 in 2021 compared to Adjusted loss per share of $0.48 in 2020. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was a loss of $12.4 million in 2021 compared to Adjusted EBITDA of $3.0 million in 2020. Adjusted net loss, Adjusted (loss) earnings per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 7.
Net sales by geographic area and by end market for 2021 and 2020 are presented below:

(in thousands)	For the year ended December 31, 2021		For the Year Ended December 31, 2020
Geographic Area		% of Total		% of Total
United States	$406,077	89%	$366,445	88%
North America	8,616	2%	9,831	2%
Pacific Rim	25,457	5%	25,869	6%
Europe	7,457	2%	9,339	3%
Others	8,648	2%	6,155	1%
Total	$456,255	100%	$417,639	100%

(in thousands)	For the year ended December 31, 2021		For the Year Ended December 31, 2020
End Market		% of Total		% of Total
Power Systems	$123,132	27%	$149,282	36%
Industrial	153,289	34%	131,026	31%
Transportation	179,834	39%	137,331	33%
Total	$456,255	100%	$417,639	100%

During 2021, the Company sold over 49,000 engines of which approximately 52% utilized propane or natural gas as their fuel source and 39% utilized gasoline. The remaining 9% of engines were dual fuel gasoline/propane, diesel and service/base engines.
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
The Company and Weichai executed the Collaboration Agreement in order to achieve their respective objectives, enhance the cooperation alliance and share experiences, expertise and resources. Among other things, the Collaboration Arrangement established a joint steering committee, permitted Weichai to second a limited number of technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement also provides for the steering committee to create various subcommittees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement had a term of three years that was set to expire in March 2020. On March 26, 2020, the Collaboration Agreement was extended for an additional term of three years. For the years ended December 31, 2021 and 2020, sales to Weichai were not material. The Company purchased $12.4 million and $18.6 million of inventory from Weichai during 2021 and 2020, respectively.
PSI also entered into a series of Shareholder Loan agreements with Weichai. See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Incremental Financial Reporting, Internal Control Remediation, and Government Investigation and Other Legal Matter Expenses
Incremental financial reporting, internal control remediation and government investigation and other legal matter expenses consist of professional services fees related to the Company’s efforts to restate prior period financial statements, prepare, audit and file delinquent financial statements, and remediate internal control material weaknesses as well as fees and reserves related to Company, SEC, and USAO investigations. Since August 2016, the Company has experienced a substantial and disruptive diversion of management resources to address various accounting, financial reporting and financial issues. During that time, the Company determined that it was necessary to restate financial results for 2014 and 2015 as well as the first quarter of 2016 and, since then, has also focused on becoming timely on all of its SEC financial reporting requirements, which was achieved with the filing of the Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, the SEC and the USAO conducted investigations into the Company’s financial reporting, revenue recognition practices and related conduct. These investigations were completed and settled in September 2020 (see Note 10. Commitments and Contingencies, included in Part II. Item 8. Financial Statements and Supplementary Data, for additional information). Incremental financial reporting, internal control remediation, and government investigation and other legal matter expenses, included in the 2021 and 2020 operating results, were $19.7 million and $15.3 million, respectively.
Recent Trends and Business Outlook
Impact of COVID-19, Oil and Gas Market Volatility, Supply Chain Challenges, Legal Costs
The COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns, and restrictions on the movement of people in the United States and abroad. These factors, in turn, have impacted and may continue to impact the Company’s operations, financial condition, and demand for its goods and services, as well as its overall ability to react timely to mitigate any further impact of the COVID-19 pandemic. In April 2020, the Company aggressively implemented contingency actions as a result of the expected significant negative impacts of these factors. The Company’s temporary cost reduction measures included, among others, reduced hours of operations of the Company’s production facilities; reduced pay for salaried employees between 10% and 30%, depending on the employee’s position; suspended the Company’s 401-(k) plan match; deferred spending on certain R&D programs; and minimized discretionary expenses and consulting services.
The measures with regard to pay for salaried employees and the suspension of the Company’s 401-(k) match plan match were in effect through December 31, 2020. As of the date of this 2021 Annual Report, the Company continues to judiciously manage its expenses through the continuation of certain measures, including the restriction of all non-essential travel and minimized discretionary expenses and consulting services. The Company continues to review operating expenses, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. During 2021, the Company took rightsizing actions to align its staffing with current needs, while also streamlining certain roles. These actions, when coupled with attrition, contributed to the reduction of approximately 100 positions, or approximately 12.5% of the Company’s headcount. Also, the Company continues to review its facilities footprint in light of its current and planned business mix and its evolving needs. To date, these efforts resulted in the exit and sublease of its Hanover Park, IL materials and warehousing facility which is expected to generate annualized savings of approximately $1.3 million, with approximately $0.9 million expected to be realized in 2022.
The full impact of the COVID-19 pandemic continues to evolve as of the date of this 2021 Annual Report.
During 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019. At year-end 2021, crude oil prices were 55% above prices at year-end 2020, a meaningful improvement. However, U.S. rig counts have been slower to return as the average count for 2021 was up 10% versus 2020 and average rig counts remain significantly below the full year average during 2019. Meanwhile, the Company believes that capital spending within the U.S. oil markets during 2021 remained well below 2019 levels. These factors have contributed to a continued challenging environment for the sale of the Company’s oil and gas related products during 2021. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company experienced delays in its supply chain during 2021 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company experienced higher tariff costs as a result of the non-renewal of certain tariff exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. However, during 2021 the Company was unable to adequately recover these higher costs. The potential for continued disruptions, economic uncertainty, and unfavorable spending on behalf of the Company’s customers with oil and gas exposure may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
Lastly, during 2021, the Company continued to incur substantial legal costs related to governmental investigations matters and its obligations to indemnify certain former officers and employees of the Company. Specifically, spending activity was elevated during 2021 due to the USAO trial involving former officers and employees of the Company that occurred during the year. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company believes its costs related to the matter will cease. However, at this time, the Company is not able to estimate the potential future amount of its indemnity obligations related to the pending SEC matter involving prior officers and employees. See Note 10. Commitments and Contingencies for further discussion of the Company’s indemnification obligations. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position and liquidity.
The Company expects its sales in 2022 to increase by at least 3% versus 2021 levels, a result of expectations for strong growth in the industrial and power systems end markets, partly mitigated by a reduction in sales in the transportation end market. Gross profit as a percentage of sales is targeted to improve by at least 5 percentage points in 2022, a function of lower warranty expense, pricing actions, improved cost recovery and cost savings initiatives. Notwithstanding this outlook, which is being driven in part by expectations for an improvement in supply chain dynamics, including timelier availability of parts, and a continuation of favorable economic conditions within the United States and across the Company’s various markets, the Company cautions that significant uncertainty remains as a result of supply chain challenges, inflationary costs, commodity volatility, and the COVID-19 pandemic, among other factors.
GM 6.0L Engine Offering: The Company had an exclusive third-party agreement with GM through December 31, 2019 to purchase and distribute GM 6.0L engines to on-highway customers. With the GM announcement that it will discontinue its production of the GM 6.0L engine, the Company conducted last-time buys of this engine during 2019 through 2021 (including the purchase of certain engines where prepayment was provided), to ensure adequate supply to certain transportation customers. The Company experienced very strong sales of this product within its transportation end market during 2021 particularly with a large customer. At December 31, 2021, the Company had fully exhausted its stock of engines where prepayment was provided and holds a small quantity of other GM 6.0L engines which it expects to deliver to customers throughout 2022. The Company does not have a supply agreement with GM for its successor product to the GM 6.0L engine; however, it will source the 6.0L through a GM designate third party manufacturer. With the exhaustion of 6.0L engine inventory during 2021 where prepayment was received, coupled with its large customer obtaining future supply through alternative means, the Company anticipates significantly reduced sales within its transportation end market in 2022 as compared to 2021. To service customers in the future, the Company has obtained access to a 6.0L engine that another manufacturer will be producing.
Hyster-Yale Supply Arrangement: Hyster-Yale has indicated that it will be obtaining alternative supply beginning in late 2022 for several high-volume engines that the Company currently provides, including the 2.0L and 2.4L engines sourced from the Company’s supplier SAME. As a result of this, the Company expects to see a decline in sales volumes to Hyster-Yale beginning in 2023. The Company believes it is positioned to continue its relationship in a moderated capacity with this customer in 2023 and beyond.
Strategic Initiatives/Growth Strategies: The Company has initiated a set of business objectives aimed at improving profitability, streamlining processes, strengthening the business and focusing on achieving growth in higher-return product lines. Central to this plan is the Company’s increased emphasis on power systems product offerings through new product development and investments, in addition to leveraging the Company’s relationship with Weichai. With the introduction of numerous natural gas and diesel engines over the past few years, coupled with its existing strong product lineup, despite economic disruptions related to the COVID-19 pandemic, and supply chain challenges, the Company believes that it has a solid foundation to achieve long-term growth, particularly within the power systems market.

Results of Operations
Results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020:

(in thousands, except per share amounts)	For the Year Ended December 31,
	2021	2020	Change	% Change
Net sales	$456,255	$417,639	$38,616	9%
Cost of sales	414,984	359,191	55,793	16%
Gross profit	41,271	58,448	(17,177)	(29)%
Gross margin %	9.0%	14.0%	(5.0)%
Operating expenses:
Research, development and engineering expenses	22,435	25,375	(2,940)	(12)%
Research, development and engineering expenses as a % of sales	4.9%	6.1%	(1.2)%
Selling, general and administrative expenses	57,871	51,744	6,127	12%
Selling, general and administrative expenses as a % of sales	12.7%	12.4%	0.3%
Amortization of intangible assets	2,535	3,053	(518)	(17)%
Total operating expenses	82,841	80,172	2,669	3%
Operating loss	(41,570)	(21,724)	(19,846)	91%
Other expense, net:
Interest expense	7,307	5,714	1,593	28%
Loss on debt extinguishment and modifications	—	497	(497)	(100)%
Other expense (income), net	1	(1,240)	1,241	(100)%
Total other expense, net	7,308	4,971	2,337	47%
Loss before income taxes	(48,878)	(26,695)	(22,183)	83%
Income tax benefit	(406)	(3,713)	3,307	(89)%
Net loss	$(48,472)	$(22,982)	$(25,490)	111%

Loss per common share:
Basic	$(2.12)	$(1.00)	$(1.12)	112%
Diluted	$(2.12)	$(1.00)	$(1.12)	112%

Non-GAAP Financial Measures:
Adjusted net loss *	$(26,749)	$(11,091)	$(15,658)	141%
Adjusted loss per share *	$(1.16)	$(0.48)	$(0.68)	142%
EBITDA *	$(34,165)	$(12,781)	$(21,384)	167%
Adjusted EBITDA *	$(12,442)	$3,015	$(15,457)	NM
NM    Not meaningful
*    See reconciliation of non-GAAP financial measures to GAAP results below
Net Sales
Net sales increased $38.6 million, or 9%, compared to 2020, as a result of sales increases of $42.5 million and $22.3 million within the transportation and industrial end markets, respectively, partly offset by a decrease of $26.2 million in the power systems end market. The increase within the transportation end market was primarily driven by higher sales within the medium duty truck market partly attributable to lower sales volumes during 2020 due to the acceleration of shipments of certain engines during the fourth quarter of 2019, in combination with the continued sell down and exhaustion of certain 6.0L engines during 2021 that were previously prepaid by a customer under a long-term supply agreement. Partly mitigating these higher sales were lower sales of products used in the terminal tractor market. Higher industrial end market sales reflect increased demand for products used across a range of applications, with the largest increases attributable to those products used in the material handling/forklift, arbor care and industrial cleaning equipment markets. Lower power systems end market sales were driven by decreased demand for the Company’s power generation products, especially for demand response products and those used within the oil and gas industry.
Gross Profit

Gross profit decreased by $17.2 million, or 29%, to $41.3 million in 2021, compared to $58.4 million in 2020. Gross margin was 9.0% and 14.0% in 2021 and 2020, respectively. The decline in gross margin is primarily due to material cost increases, higher freight and tariff costs, higher warranty expenses, and unfavorable product mix, partly mitigated by the impact of higher sales. For 2021, warranty costs were $22.8 million, an increase of $3.3 million compared to warranty costs of $19.5 million last year, due largely to higher charges within the transportation end market and lower recognized recoveries during 2021.
Research, Development and Engineering Expenses
Research, development and engineering expenses in 2021 were $22.4 million, a decrease of $2.9 million, or 12%, from 2020 levels, primarily as a result of lower project activity, coupled with lower wages and benefits driven by reduced headcount.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) increased in 2021 by $6.1 million, or 12%, compared to 2020. The increase was primarily due to higher legal expenses mostly related to the Company’s indemnification obligations of former officers and employees specifically related to elevated spending activity during 2021 as a result of the USAO’s trial, which concluded in September 2021 (see additional discussion in Note 10. Commitments and Contingencies of Item 8. Financial Statements and Supplementary Data). As previously disclosed, the Company exhausted its directors’ and officers’ insurance during the early part of 2020. The company also experienced higher wages and benefits expense during 2021 as 2020 included salary reductions and other cost containment actions. In addition, there were higher severance costs largely related to rightsizing actions in 2021 as compared to 2020, due in part to certain actions that the Company took near the end of 2021. These increases were partly offset by lower financial reporting costs during 2021, largely driven by continued efficiencies and lower staffing needs since completing the financial restatement and becoming a timely filer of its SEC filings.
Interest Expense
Interest expense increased $1.6 million to $7.3 million in 2021 from $5.7 million in 2020 largely due to higher average outstanding debt and a higher overall effective interest rate on the Company’s debt during 2021, including fees, as compared to prior year. See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data for additional information.
Loss on Extinguishment of Debt
There was no loss on the extinguishment of debt during 2021. The Company recognized a loss on the extinguishment of debt for the year ended December 31, 2020 of $0.5 million.
See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Other Expense (Income), Net
Other expense (income), net experienced a loss of less than $0.1 million during 2021 compared to income of $1.2 million during 2020 primarily due to the receipt of life insurance proceeds upon the death of a former employee and equity earnings from the Company’s joint venture.
Refer to Note 15. Related Party Transactions, in Item 8. Financial Statements and Supplementary Data, for further discussion of the Company’s joint venture.
Income Tax (Benefit) Expense
The Company recorded an income tax benefit of $0.4 million in 2021, a decrease of $3.3 million, as compared to an income tax benefit of $3.7 million in 2020. The Company’s pretax loss was $48.9 million in 2021, compared to pretax loss of $26.7 million in 2020. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefits associated with the pre-tax loss for both the 2021 and 2020 periods. The income tax benefits for 2020 is primarily attributable to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the period.
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
The Company believes that Adjusted net loss, Adjusted (loss) earnings per share, EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net (loss) income is defined as net income as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance. Adjusted (loss) earnings per share is a measure of the Company’s diluted net (loss) earnings per share adjusted for the impact of special items. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of other non-cash and certain other items that do not reflect the ordinary earnings of the Company’s operations.
Adjusted net loss, Adjusted (loss) earnings per share, EBITDA, and Adjusted EBITDA are used by management for various purposes, including as a measure of performance of the Company’s operations and as a basis for strategic planning and forecasting. Adjusted net loss, Adjusted (loss) earnings per share, and Adjusted EBITDA may be useful to an investor because these measures are widely used to evaluate companies’ operating performance without regard to items excluded from the calculation of such measures, which can vary substantially from company to company depending on the accounting methods, the book value of assets, the capital structure and the method by which the assets were acquired, among other factors. They are not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with U.S. GAAP.

The following table presents a reconciliation from Net loss to Adjusted net loss:

(in thousands)	For the Year Ended December 31,
	2021	2020
Net loss	$(48,472)	$(22,982)
Stock-based compensation [1]	394	607
Loss on debt extinguishment [2]	—	497
Severance [3]	1,595	332
Incremental financial reporting [4]	—	1,783
Internal control remediation [5]	1,283	1,314
Governmental investigations and other legal matters [6]	18,451	12,193
Life insurance proceeds [7]	—	(930)
Discrete income tax items [8]	—	(3,905)
Adjusted net loss	$(26,749)	$(11,091)

The following table presents a reconciliation from Loss per common share – diluted to Adjusted loss per share:

	For the Year Ended December 31,
	2021	2020
Loss per common share – diluted	$(2.12)	$(1.00)
Stock-based compensation [1]	0.02	0.03
Loss on debt extinguishment [2]	—	0.02
Severance [3]	0.07	0.01
Incremental financial reporting [4]	—	0.08
Internal control remediation [5]	0.06	0.06
Governmental investigations and other legal matters [6]	0.81	0.53
Life insurance proceeds [7]	—	(0.04)
Discrete income tax items [8]	—	(0.17)
Adjusted loss per share – diluted	$(1.16)	$(0.48)

Diluted shares (in thousands)	22,908	22,872

The following table presents a reconciliation from Net loss to EBITDA and Adjusted EBITDA:

(in thousands)	For the Year Ended December 31,
	2021	2020
Net loss	$(48,472)	$(22,982)
Interest expense	7,307	5,714
Income tax (benefit) expense	(406)	(3,713)
Depreciation	4,871	5,147
Amortization of intangible assets	2,535	3,053
EBITDA	(34,165)	(12,781)
Stock-based compensation [1]	394	607
Loss on debt extinguishment [2]	—	497
Severance [3]	1,595	332
Incremental financial reporting [4]	—	1,783
Internal control remediation [5]	1,283	1,314
Governmental investigations and other legal matters [6]	18,451	12,193
Life insurance proceeds [7]	—	(930)
Adjusted EBITDA	$(12,442)	$3,015
1.Amounts reflect non-cash stock-based compensation expense.
2.Amount represents the loss on the extinguishment of the Wells Fargo Credit Agreement and the Unsecured Senior Notes in April 2020 as further discussed in Note 6. Debt of Item 8. Financial Statements and Supplementary Data.
3.Amounts represent severance and other post-employment costs for certain former employees of the Company.
4.Amounts represent professional services fees related to the Company’s efforts to restate prior period financial statements, prepare, audit and file delinquent financial statements with the SEC, as well as tax compliance matters impacted by the restatement of prior period financial statements. The amount excludes $2.0 million of recurring audit fees in 2020, respectively.
5.Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.
6.The amounts include $15.7 million and $7.1 million for 2021 and 2020, respectively, related to indemnification of certain former officers of the Company. The Company is obligated to pay legal costs of certain former officers and employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 10. Commitments and Contingencies of Item 8. Financial Statements and Supplementary Data, the Company fully exhausted its historical primary directors’ and officers’ insurance coverage in connection with these matters during the first quarter of 2020. Also included are professional services fees and reserves related to certain other legal matters.
7.Amount represents a life insurance payment to the Company related to the death of a former employee.
8.Amount consists of the impact of the CARES Act and a change in the deferred tax liability related to an indefinite-lived intangible asset.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Year Ended December 31,
	2021	2020	Change	% Change
Net cash used in operating activities	$(61,478)	$(7,594)	$(53,884)	NM
Net cash provided by (used in) investing activities	398	(1,412)	1,810	(128)%
Net cash provided by financing activities	46,545	33,270	13,275	40%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(14,535)	$24,264	$(38,799)	NM
Capital expenditures	$(1,968)	$(2,402)	$434	(18)%

2021 Cash Flows
Cash Flow from Operating Activities
Net cash used in operations was $61.5 million in 2021 compared to net cash used in operations of $7.6 million in 2020 resulting in an increase of $53.9 million in cash used in operating activities year-over-year. This was primarily due to an increase in the net loss of $25.5 million and a decrease in cash generated from working capital of $30.6 million, partially offset by an increase of $2.4 million in non-cash adjustments. The decrease in cash generated from working capital in the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily related to lower accounts receivable collections and an increase in cash outflows associated with inventory purchases and a net increase in liabilities. The increase in the cash outflow for inventory for the year ended December 31, 2021 compared to the same period in 2020 was largely due to increased purchases of inventory during the year ended December 31, 2021 to support expected growth in 2021, some of which did not occur due to supply chain shortages, coupled with expected sales in 2022. The net increase in liabilities was largely due to increased accounts payable related to the previously discussed increased inventory purchases as well as due to the timing of management of payables, partly offset by a decline in accrued expenses. The increase in non-cash adjustments was primarily due to increased amortization of deferred financing fees.
Cash Flow from Investing Activities
Net cash provided by investing activities was $0.4 million for the year ended December 31, 2021 compared to cash used in investing activities of $1.4 million for year ended December 31, 2020, respectively. For the year ended December 31, 2021, cash provided by investing activities primarily related to a return of investment upon the liquidation of a joint venture partly offset by capital expenditures associated with normal maintenance of the Company’s facilities. For the year ended December 31, 2020, cash used in investing activities was primarily related to capital expenditures associated with normal maintenance of the Company’s facilities, partly offset by proceeds from corporate-owned life insurance.
Cash Flow from Financing Activities
The Company generated $46.5 million in cash from financing activities in the year ended December 31, 2021 compared to $33.3 million in cash generated by financing activities in the year ended December 31, 2020. The cash generated by financing activities for the year ended December 31, 2021 was primarily attributable to cash received under the series of Shareholder’s Loan Agreements with Weichai, compared to net borrowings under the Company’s revolving credit facility for the year ended December 31, 2020 partly offset by repayment of the Company’s senior secured notes. See additional discussion below and in Note 6. Debt in Item 8. Financial Statements and Supplementary Data related to the amendments of the Company’s debt arrangements.
Liquidity and Capital Resources
On March 26, 2021, the Company amended its $130.0 million uncommitted senior secured revolving credit agreement with Standard Chartered (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement allows the Company to borrow up to $130.0 million, is uncommitted, and was subject to maturity on March 25, 2022. Borrowings under the Amended and Restated Credit Agreement incurred interest at either the alternate base rate or LIBOR plus 2.70%. In addition, the Company paid fees of $1.9 million related to the Amended and Restated Credit Agreement, which were deferred and amortized over the term of the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement was secured by substantially all of the Company’s assets and included financial covenants related to the Company’s financial performance for the second, third, and fourth quarters of 2021. There were no financial covenants applicable to the first quarter of 2021. The Amended and Restated Credit Agreement provided Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Amended and Restated Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Amended and Restated Credit Agreement granted Standard Chartered a power of attorney (POA) to submit a borrowing request to Weichai under the amended Shareholder’s Loan Agreement (see discussion below) if the Company did not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request. As of December 31, 2021, the Company had $130.0 million outstanding under the Amended and Restated Credit Agreement.
In connection with the Amended and Restated Credit Agreement, on March 26, 2021, the Company entered into the First Amended and Restated Shareholder’s Loan Agreement with Weichai (the “First Shareholder’s Loan Agreement.”) The First Shareholder’s Loan provided the Company with a $130.0 million secured subordinated loan facility that expires on April 25, 2022. Under the First Shareholder’s Loan, Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Amended and Restated Credit Agreement if the Company is unable to repay such borrowings. Any potential borrowings under the First Shareholder’s Loan Agreement were to be at LIBOR plus 4.50% per annum. As of December 31, 2021, there were no borrowings under the First Shareholder’s Loan Agreement.
As discussed above, the Amended and Restated Credit Agreement included financial covenants which were effective for the Company beginning with the three months ended June 30, 2021 and each of the third and fourth quarters of 2021. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Amended and Restated Credit Agreement. For the three months ended June 30, 2021 and September 30, 2021, the Company did not meet the defined minimum interest coverage nor EBITDA requirements. A breach of the financial covenants under the Amended and Restated Credit Agreement constitutes an event of default which, if not cured or waived, could result in the obligations under the Amended and Restated Uncommitted Revolving Credit Agreement being accelerated. On November 9, 2021, the Company entered into a waiver with Standard Chartered, which waived the financial covenant defaults for the quarters ended June 30 and September 30, 2021. In connection with the waiver, a waiver fee of $0.6 million was remitted to Standard Chartered in November 2021. Further, the Company breached the financial covenants for the three months ended December 31, 2021; however. it received a waiver from Standard Chartered for no additional fee as part of the March 25, 2022 amendment and restatement to the Amended and Restated Credit Agreement as described below.
On July 14, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Second Shareholder’s Loan Agreement”) with Weichai. The Second Shareholder’s Loan Agreement provided the Company with a $25.0 million uncommitted facility that is subordinated to the Amended and Restated Credit Agreement and any borrowing requests made under the Second Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Second Shareholder’s Loan Agreement incurred interest at LIBOR plus 4.50% and were to be used for general corporate purposes, except for certain legal expenditures which required additional approval from Weichai. The Second Shareholder’s Loan Agreement expires on May 20, 2022 with any outstanding principal and accrued interest due upon maturity. As of December 31, 2021, the Company had $25.0 million outstanding under the Second Shareholder’s Loan Agreement.
On December 10, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Third Shareholder’s Loan Agreement”) with Weichai. The Third Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Amended and Restated Credit Agreement and any borrowing requests made under the Third Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Third Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Third Shareholder’s Loan Agreement expires on November 30, 2022 with any outstanding principal and accrued interest due upon maturity. As of December 31, 2021, the Company had $25.0 million outstanding under the Second Shareholder’s Loan Agreement.
As of December 31, 2021, the Company’s total outstanding debt obligations under the Amended and Restated Credit Agreement, the Second Shareholder’s Loan Agreement and the Third Shareholder’s Loan Agreement were $180.9 million in the aggregate, and its cash and cash equivalents were $6.3 million. See Item 8 Financial Statements and Supplementary Data, Note 6. Debt, for additional information.
On March 25, 2022, the Company amended and restated its $130.0 million Amended and Restated Credit Agreement by entering into the Second Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered. The Second Amended and Restated Uncommitted Revolving Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 24, 2023 or the demand of Standard Chartered. As of the second amendment and restatement, Standard Chartered agreed to waive any existing event of default under the existing credit agreement, resulting from the breach of the financial covenants for the quarter ended December 31, 2021. No additional fee was incurred with this waiver. The Second Amended and Restated Uncommitted Revolving Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2022. Borrowings under the Second Amended and Restated Credit Agreement will incur interest at either the alternate base rate or the Secured Overnight Financing Rate (“SOFR”) plus 2.95% per annum. In addition, the Company paid fees of $1.8 million related to the Second Amended and Restated Uncommitted Revolving Credit Agreement,

which will be deferred and amortized over the term of the Second Amended and Restated Uncommitted Revolving Credit Agreement. The Second Amended and Restated Uncommitted Revolving Credit Agreement continues to be secured by substantially all of the Company’s assets and contains the same provisions as described above with respect to Standard Chartered’s demand rights and its power of attorney (POA). As of March 25, 2022, the Company had $130.0 million outstanding under the Second Amended and Restated Credit Agreement.
In connection with the Second Amended and Restated Uncommitted Revolving Credit Agreement, on March 24, 2022, the Company also amended two of the three shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The amended First Shareholder’s Loan Agreement (the “Amended First Shareholder’s Loan Agreement”) continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Second Amended and Restated Uncommitted Revolving Credit Agreement if the Company is unable to pay such borrowings. The amended second shareholder’s loan agreement (the “Amended Second Shareholder’s Loan Agreement”) continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai. The maturity of the Amended First Shareholder’s Loan Agreement was extended to April 24, 2023 and the maturity of the Amended Second Shareholder’s Loan Agreement was extended to May 20, 2023. Borrowings under both agreements will bear interest at an annual rate equal to SOFR plus 4.65% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%. Both of the agreements are subject to customary events of default and covenants. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the Second Amended and Restated Uncommitted Revolving Credit Agreement. As of March 24, 2022, there were no borrowings under the Amended First Shareholder’s Loan Agreement and $25.0 million under the Amended Second Shareholder’s Loan Agreement.
The Company intends to work with Weichai to extend the Third Shareholder’s Loan Agreement as the maturity date approaches. As of March 24, 2022, PSI had borrowed $35.7 million under the Third Shareholder’s Loan Agreement.
As of December 31, 2021, Accounts Payable were approximately $93.3 million reflective of elevated inventory, costs incurred related to the Company’s indemnification obligations and the management of timing of payables.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Second Amended and Restated Credit Agreement or shareholder’s loan agreements in the future. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the outstanding indebtedness under the Company’s existing debt arrangements as they become due. Management currently plans to seek an extension and/or replacement of its existing debt arrangements or seek additional liquidity from its current or other lenders before the maturity dates in 2022 and 2023 as discussed above. There can be no assurance that the Company will be able to successfully complete a refinancing on acceptable terms or repay this outstanding indebtedness when required or if at all.
Additionally, during 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019. At year-end 2021, crude oil prices were 55% above prices at year-end 2020, a meaningful improvement. However, U.S. rig counts have been slower to return as the average count for 2021 was up 10% versus 2020 and average rig counts remain significantly below the full year average during 2019. Meanwhile, the Company believes that capital spending within the U.S. oil markets during 2021 remained well below 2019 levels. These factors have contributed to a continued challenging environment for the sale of the Company’s oil and gas related products during 2021. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company experienced delays in its supply chain during 2021 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company experienced higher tariff costs as a result of the non-renewal of certain tariff exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
Lastly, during 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company believes its costs related to the matter will cease. However, at this time, the

Company is not able to estimate the potential future amount of its indemnity obligations related to the pending SEC matter involving prior officers and employees. See Note 10. Commitments and Contingencies for further discussion of the Company’s indemnification obligations. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
Due to uncertainties surrounding the Company’s future ability to refinance, extend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Second Amended and Restated Credit Agreement or shareholder’s loan agreements in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
At December 31, 2021, the Company had five outstanding letters of credit totaling $2.1 million. See Item 8. Financial Statements and Supplementary Data, Note 10. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
Because these estimates form a basis for the determination of whether or not the impairment charge should be recorded, these estimates are considered to be critical accounting estimates. The Company completed its 2021 annual impairment test as of October 1, 2021 and concluded that there were no impairments. See Note 1. Summary of Significant Accounting Policies and Other Information, included in Item 8. Financial Statements and Supplementary Data for further discussion.
As of December 31, 2021, the Company has $29.8 million of goodwill. Significant adverse changes to the Company’s business environment and future cash flows could cause the recognition of impairment charges, which could be material, in future periods. As a result of the ongoing COVID-19 pandemic and its impacts on the global economy, it is reasonably possible that the Company will continue to be adversely impacted which may result in the recognition of material goodwill impairment charges.
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
Warranty
The Company offers a standard limited warranty on the workmanship of its products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the EPA and/or the CARB and are generally longer than the Company’s standard warranty on certain emission-related products. The Company’s products may also carry limited warranties from suppliers. The Company’s warranties generally apply to engines fully manufactured by the Company and to the modifications the Company makes to supplier base products. Costs related to supplier warranty claims are often times borne by the supplier and passed through to the end customer. The Company estimates and records a liability and related charges to income for its warranty program at the time products are sold to customers. Estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold. The Company’s warranty liability is generally affected by failure rates, repair costs and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. As of December 31, 2021 and 2020, the Company had warranty reserves of $32.9 million and $31.5 million, respectively.
The Company records adjustments to preexisting warranties for changes in its estimate of warranty costs for products sold in prior fiscal years in the period in which it is determined that actual costs may differ from the Company’s initial or previous estimates. Such adjustments typically occur when new information received by the Company indicates claims experience deviates from historical and expected trends. During 2021, the Company recognized a charge for adjustments to preexisting warranties of $9.4 million compared to a charge of $8.7 million in 2020. Warranty costs may differ from those estimated if actual claim rates are higher or lower than historical rates. For example if claims are 10% higher this would result in $3.3 million of additional warranty expense.
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
Wood Dale, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities and maintain compliance with the covenants and other requirements under the Second Amended and Restated Credit Agreement or shareholder’s loan agreements in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accrued Product Warranty
As more fully described in Note 1 to the consolidated financial statements, the Company’s consolidated accrued product warranty balance was $32.9 million as of December 31, 2021. The Company offers a standard limited warranty on the workmanship of its products. The Company estimates and records a liability and related charges to income for its warranty program at the time products are sold to customers. These estimates are established using historical warranty claims information including failure rates, repair costs and timing of failures. New product launches require a greater use of judgment in developing estimates, until historical experience becomes available. Previous estimates are adjusted as actual warranty claims data becomes available.

We identified the accrued product warranty liability as a critical audit matter. Auditing management’s estimates and assumptions to determine the accrued product warranty liability involved especially challenging auditor judgment due to i) the significant judgment by management when determining the accrued product warranty liability estimate; ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the significant assumptions; specifically the comparability of new product launches to those of a similar product line for periods when historical claims are not available, and iii) the estimates in frequency and average cost of warranty claims.
The primary procedures we performed to address this critical audit matter included:
a.Evaluating the reasonableness of management’s assumptions to estimate the future warranty claims for the recently developed and launched products by:
i.Comparing assumptions used to estimate the accrued product warranty to those of a similar product line for periods when historical claims are not available, including assessing reasonableness of the similarity of such products by understanding their nature and intended use.
ii.Comparing the current product warranty claims estimates to the prior year estimates, and investigating significant differences.
b.Testing the completeness and accuracy of the underlying historical warranty claims information used to estimate future warranty claims.
c.Testing the mathematical accuracy of management’s calculation of the product warranty.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018.
Chicago, Illinois

March 31, 2022

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,255	$20,968
Restricted cash	3,477	3,299
Accounts receivable, net of allowances of $3,420 and $3,701 as of December 31, 2021 and December 31, 2020, respectively	65,110	60,148
Income tax receivable	4,276	3,708
Inventories, net	142,192	108,213
Prepaid expenses and other current assets	8,918	6,351
Total current assets	230,228	202,687
Property, plant and equipment, net	17,344	20,181
Intangible assets, net	7,784	10,319
Goodwill	29,835	29,835
Other noncurrent assets	15,347	20,955
TOTAL ASSETS	$300,538	$283,977

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$93,256	$31,547
Current maturities of long-term debt	254	310
Revolving line of credit	130,000	130,000
Other short-term financing	25,000	—
Other accrued liabilities	34,801	77,619
Total current liabilities	283,311	239,476
Deferred income taxes	1,016	886
Long-term debt, net of current maturities	25,636	781
Noncurrent contract liabilities	3,330	3,181
Other noncurrent liabilities	29,268	33,556
TOTAL LIABILITIES	$342,561	$277,880

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 and 23,117 shares issued; 22,926 and 22,892 shares outstanding at December 31, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	157,436	157,262
Accumulated deficit	(198,366)	(149,894)
Treasury stock, at cost, 191 and 225 shares at December 31, 2021 and December 31, 2020, respectively	(1,116)	(1,294)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(42,023)	6,097
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$300,538	$283,977
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	For the Year Ended December 31,
	2021	2020
Net sales	$456,255	$417,639
Cost of sales	414,984	359,191
Gross profit	41,271	58,448
Operating expenses:
Research, development and engineering expenses	22,435	25,375
Selling, general and administrative expenses	57,871	51,744
Amortization of intangible assets	2,535	3,053
Total operating expenses	82,841	80,172
Operating loss	(41,570)	(21,724)
Other expense, net:
Interest expense	7,307	5,714
Loss on debt extinguishment and modifications	—	497
Other expense (income), net	1	(1,240)
Total other expense, net	7,308	4,971
Loss before income taxes	(48,878)	(26,695)
Income tax benefit	(406)	(3,713)
Net loss	$(48,472)	$(22,982)

Weighted-average common shares outstanding:
Basic	22,908	22,872
Diluted	22,908	22,872
Loss per common share:
Basic	$(2.12)	$(1.00)
Diluted	$(2.12)	$(1.00)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	$23	$156,727	$(126,912)	$(1,341)	$28,497
Net loss	—	—	(22,982)	—	(22,982)
Stock-based compensation expense	—	535	—	72	607
Common stock issued for stock-based awards, net	—	—	—	(25)	(25)
Balance at December 31, 2020	$23	$157,262	$(149,894)	$(1,294)	$6,097
Net loss	—	—	(48,472)	—	(48,472)
Stock-based compensation expense	—	174	—	220	394
Common stock issued for stock-based awards, net	—	—	—	(42)	(42)
Balance at December 31, 2021	$23	$157,436	$(198,366)	$(1,116)	$(42,023)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
	2021	2020
Cash used in operating activities
Net loss	$(48,472)	$(22,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,535	3,053
Depreciation	4,871	5,147
Stock-based compensation expense	394	607
Amortization of financing fees	2,819	1,594
Deferred income taxes	29	(1,452)
Loss on extinguishment of debt	—	497
Other adjustments, net	941	(209)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,952)	44,611
Inventory	(34,840)	(382)
Prepaid expenses and other assets	(103)	3,958
Accounts payable	62,105	(44,161)
Accrued expenses	(42,759)	11,106
Other noncurrent liabilities	(4,046)	(8,981)
Net cash used in operating activities	(61,478)	(7,594)
Cash provided by (used in) investing activities
Capital expenditures	(1,968)	(2,402)
Return of investment in joint venture	2,263	—
Proceeds from corporate-owned life insurance	—	930
Other investing activities, net	103	60
Net cash provided by (used in) investing activities	398	(1,412)
Cash provided by financing activities
Repayments of long-term debt and lease liabilities	(380)	(55,290)
Proceeds from debt financings	51,309	—
Repayment of short-term financings	(1,180)	—
Proceeds from revolving line of credit	—	180,298
Repayments of revolving line of credit	—	(89,826)
Payments of deferred financing costs	(3,162)	(1,970)
Other financing activities, net	(42)	58
Net cash provided by financing activities	46,545	33,270
Net (decrease) increase in cash, cash equivalents, and restricted cash	(14,535)	24,264
Cash, cash equivalents, and restricted cash at beginning of the year	24,267	3
Cash, cash equivalents, and restricted cash at end of the year	$9,732	$24,267

(in thousands)	As of December 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	6,255	20,968
Restricted cash	3,477	3,299
Total cash, cash equivalents, and restricted cash	$9,732	$24,267

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
Going Concern Considerations
On March 26, 2021, the Company amended its $130.0 million uncommitted senior secured revolving credit agreement with Standard Chartered (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement allows the Company to borrow up to $130.0 million, is uncommitted, and was subject to maturity on March 25, 2022. The Amended and Restated Credit Agreement was secured by substantially all of the Company’s assets and included financial covenants related to the Company’s financial performance for the second, third, and fourth quarters of 2021. There were no financial covenants applicable to the first quarter of 2021. The Amended and Restated Credit Agreement provided Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Amended and Restated Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Amended and Restated Credit Agreement granted Standard Chartered a power of attorney (POA) to submit a borrowing request to Weichai under the amended Shareholder’s Loan Agreement (see discussion below) if the Company did not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request. As of December 31, 2021, the Company had $130.0 million outstanding under the Amended and Restated Credit Agreement.
In connection with the Amended and Restated Credit Agreement, on March 26, 2021, the Company entered into the First Amended and Restated Shareholder’s Loan Agreement with Weichai (the “First Shareholder’s Loan Agreement.”) The First Shareholder’s Loan Agreement provided the Company with a $130.0 million secured subordinated loan facility that expires on April 25, 2022. Under the First Shareholder’s Loan Agreement, Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Amended and Restated Credit Agreement if the Company is unable to repay such borrowings. As of December 31, 2021, there were no borrowings under the First Shareholder’s Loan Agreement.
See Note 6. Debt for further information regarding the terms and conditions of the Company’s debt agreements.
As discussed above, the Amended and Restated Credit Agreement included financial covenants which were effective for the Company beginning with the three months ended June 30, 2021 and each of the third and fourth quarters of 2021. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Amended and Restated Credit Agreement. For the three months ended June 30, 2021 and September 30, 2021, the Company did not meet the defined minimum interest coverage nor EBITDA requirements. A breach of the financial covenants under the Amended and Restated Credit Agreement constitutes an event of default which, if not cured or waived, could result in the obligations under the Amended and Restated Uncommitted Revolving Credit Agreement being accelerated. On November 9, 2021, the Company entered into a waiver with Standard Chartered, which waived the financial covenant defaults for the quarters ended June 30 and September 30, 2021. In connection with the waiver, a waiver fee of $0.6 million was remitted to Standard Chartered in November 2021. Further, the Company breached the financial covenants for the three months ended December 31, 2021; however. it received a waiver from Standard Chartered for no additional fee as part of the March 25, 2022 second amendment and restatement of the Amended and Restated Credit Agreement as described below.
On July 14, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Second Shareholder’s Loan Agreement”) with Weichai. The Second Shareholder’s Loan Agreement provided the Company with a $25.0 million uncommitted facility that is subordinated to the Amended and Restated Credit Agreement and any borrowing requests made under the Second Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Second Shareholder’s Loan Agreement incurred interest at LIBOR plus 4.50% and were to be used for general corporate purposes, except for certain legal expenditures which required additional approval from Weichai. The Second Shareholder’s Loan Agreement expires on May 20, 2022 with any outstanding principal and accrued interest due upon maturity. As of December 31, 2021, the Company had $25.0 million outstanding under the Second Shareholder’s Loan Agreement.
On December 10, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Third Shareholder’s Loan Agreement”) with Weichai. The Third Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Amended and Restated Credit Agreement and any borrowing requests made under the Third Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Third Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Third Shareholder’s Loan Agreement expires on November 30, 2022 with any outstanding principal and accrued interest due upon maturity. As of December 31, 2021, the Company had $25.0 million outstanding under the Third Shareholder’s Loan Agreement.
As of December 31, 2021, the Company’s total outstanding debt obligations under the Amended and Restated Credit Agreement, the Second Shareholder’s Loan Agreement and the Third Shareholder’s Loan Agreement were $180.9 million in the aggregate, and its cash and cash equivalents were $6.3 million. See Item 8 Note 6. Debt, for additional information.
On March 25, 2022, the Company amended and restated its $130.0 million Amended and Restated Credit Agreement (the “Second Amended and Restated Uncommitted Revolving Credit Agreement”) with Standard Chartered. The Second Amended and Restated Uncommitted Revolving Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 24, 2023 or the demand of Standard Chartered. As part of the amendment and restatement, Standard Chartered agreed to waive any existing event of default under the existing credit agreement, resulting from the breach of the financial covenants for the quarter ended December 31, 2021. The Second Amended and Restated Uncommitted Revolving Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2022. The Second Amended and Restated Uncommitted Revolving Credit Agreement continues to be secured by substantially all of the Company’s assets and contains the same provisions as described above with respect to Standard Chartered’s demand rights and its power of attorney (POA). As of March 24, 2022, the Company had $130.0 million outstanding under the Second Amended and Restated Uncommitted Revolving Credit Agreement.
In connection with the Second Amended and Restated Uncommitted Revolving Credit Agreement, on March 25, 2022, the Company also amended two of the three shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The amended First Shareholder’s Loan Agreement (the “Amended First Shareholder’s Loan Agreement”) continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Second Amended and Restated Uncommitted Revolving Credit Agreement if the Company is unable to pay such borrowings. The amended second shareholder’s loan agreement (the “Amended Second Shareholder’s Loan Agreement”) continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai. The maturity of the Amended First Shareholder’s Loan Agreement was extended to April 24, 2023 and the maturity of the Amended Second Shareholder’s Loan Agreement was extended to May 20, 2023. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the Second Amended and Restated Uncommitted Revolving Credit Agreement. As of March 24, 2022, there were no borrowings under the Amended First Shareholder’s Loan Agreement and $25.0 million under the Amended Second Shareholder’s Loan Agreement.
The Company intends to work with Weichai to extend the Third Shareholder’s Loan Agreement as the maturity date approaches. As of March 24, 2022, PSI had borrowed approximately $35.7 million under the Third Shareholder’s Loan Agreement.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Company’s debt arrangements. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owing under its existing debt arrangements as they become due. In order to provide the Company with a more permanent source of liquidity, management plans to seek an extension and amendment and/or replacement of its existing debt agreements or seek additional liquidity from its current or other lenders before the maturity dates in 2022 and 2023 as discussed above. There can be no assurance that the Company’s management will be able to successfully complete an extension and amendment of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
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
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend and amend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Second Amended and Restated Uncommitted Revolving Credit Agreement in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Second Amended and Restated Uncommitted Revolving Credit Agreement in the future, and extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements.
COVID-19 and other Recent Business Impacts

The ongoing COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad.
During 2020, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019 but showed signs of improvement in 2021. However, capital spending and rig counts in U.S. oil markets remained below pre-pandemic levels in 2021. These factors have contributed to a continued challenging environment for the sale of the Company’s oil and gas related products during 2021. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company experienced delays in its supply chain during 2021 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company has also experienced higher tariff costs as a result of the non-renewal of certain tariff exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
The Company performs its annual goodwill impairment test as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As further discussed in Item 8., Note 5., Goodwill and Other Intangibles, the Company completed its annual goodwill impairment assessment as of October 1, 2021 and concluded that goodwill was not impaired. It is reasonably possible that potential adverse impacts of the factors noted above could result in the recognition of material impairments of goodwill and other long-lived assets or other related charges in future periods.
Lastly, during 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the United States Attorney’s Office for the Northern District of Illinois (the “USAO”) trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company believes its costs related to the matter will cease. However, at this time, the Company is not able to estimate the potential future amount of its indemnity obligations related to the pending Securities and Exchange Commission (the “SEC”) matter involving prior officers and employees. See Note 10., Commitments and Contingencies for further discussion of the Company’s indemnification obligations. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Year Ended December 31,
	2021	2020
Customer A	17%	14%
Customer B	21%	11%

The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of December 31,
	2021	2020
Customer A	24%	16%
Customer C	**	22%
**    Less than 10% of the total
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Year Ended December 31,
	2021	2020
Supplier A	**	22%
Supplier B	12%	**
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
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments that have original maturities of three months or less from the date of purchase. Such investments are stated at cost, which approximates fair value.
Restricted Cash
The Company is required to maintain minimum levels of cash collateral to support the letters of credit. The cash collateral is held in a separate bank account which the Company is restricted from accessing. As discussed in Note 10. Commitments and Contingencies, the Company had outstanding letters of credit of $2.1 million and $2.3 million at December 31, 2021 and 2020, respectively. The Company had restricted cash of $3.5 million and $3.3 million at December 31, 2021 and 2020, respectively.
Research and Development
R&D expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $21.4 million and $24.3 million for 2021 and 2020, respectively.
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
Inventories consist of the following:

(in thousands)	As of December 31,
Inventories	2021	2020
Raw materials	$120,130	$89,684
Work in process	8,923	2,482
Finished goods	16,509	19,375
Total inventories	145,562	111,541
Inventory allowance	(3,370)	(3,328)
Inventories, net	$142,192	$108,213
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Year Ended December 31,
Inventory Allowance	2021	2020
Balance at beginning of period	$3,328	$2,964
Charged to expense	1,035	1,436
Write-offs	(993)	(1,072)
Balance at end of period	$3,370	$3,328
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
During the year ended December 31, 2021 and 2020, the Company performed a quantitative assessment and determined that the estimated fair value of the reporting unit exceeded the carrying value; as such, no impairment charges were recognized.

As a result of the recent COVID-19 pandemic and its impacts on the global economy, it is reasonably possible that the Company will be adversely impacted in future periods which may result in the recognition of material goodwill impairment charges.
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
Other Accrued Liabilities	2021	2020
Accrued product warranty	$15,830	$14,928
Litigation reserves *	894	3,128
Contract liabilities	1,819	47,960
Accrued compensation and benefits	4,397	3,124
Operating lease liabilities	3,978	3,793
Accrued interest expense	625	895
Other	7,258	3,791
Total	$34,801	$77,619
*As of December 31, 2020 and 2021, litigation reserves related to various ongoing legal matters including associated legal fees.
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
When collection is reasonably assured, the Company also estimates the amount of warranty claim recoveries to be received from its suppliers. Warranty costs and recoveries are included in Cost of sales in the Consolidated Statements of Operations. Included in accounts receivable is approximately $4.5 million of reimbursements of warranty from a significant supplier.

Accrued product warranty activities are presented below:

(in thousands)	For the Year Ended December 31,
Accrued Product Warranty	2021	2020
Balance at beginning of year	$31,542	$25,501
Current year provision *	18,242	18,272
Changes in estimates for preexisting warranties **	9,397	8,738
Payments made during the period	(26,233)	(20,969)
Balance at end of year	32,948	31,542
Less: Current portion	15,830	14,928
Noncurrent accrued product warranty	$17,118	$16,614
*Warranty costs, net of supplier recoveries, were $22.8 million and $19.5 million for the year ended December 31, 2021 and 2020, respectively. Supplier recoveries were $4.8 million and $7.5 million for the year ended December 31, 2021 and 2020, respectively.
**Change in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. The Company’s warranty liability is generally affected by failure rates, repair costs and the timing of failures. Future events and circumstances related to these factors could materially change the estimates and require adjustments to the warranty liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. The Company recorded charges for changes in estimates for preexisting warranties of $9.4 million, or $0.41 per diluted share, and $8.7 million, or $0.38 per diluted share, for the years ended December 31, 2021 and 2020, respectively.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019; early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company adopted the standard effective January 1, 2020 on a prospective basis. There was no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows or Statement of Stockholders’ Equity (Deficit) as a result of the adoption.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendment allows entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance was effective upon issuance and expires after December 31, 2022. There was no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows or Statement of Stockholders’ Equity (Deficit) as a result of this guidance. The Company continues to monitor contracts potentially impacted by reference rate reform, including the Company’s debt agreements, and will continue to assess the potential impacts of this guidance as reference rates are updated.
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
Timing of revenue recognition. The Company recognizes revenue related to performance obligations in its contracts with customers when control passes to the customer. Control passes to the customer when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. For the majority of the Company’s products, revenue is recognized at a point in time when the products are shipped or delivered to the customer based on the shipping terms as that is the point in time when control passes to the customer. For the years ended December 31, 2021 and 2020, the Company recognized revenue of $415.7 million and $370.7 million, respectively, related to products shipped or delivered at a point in time.
The Company also recognizes revenue over time primarily when the Company’s performance obligations include enhancing a customer-controlled asset (generally when an engine is provided by the customer), constructing an asset with no alternative future use and the Company has an enforceable right to payment throughout the period as the services are performed, or providing services over time such as an extended warranty beyond the Company’s standard warranty. The Company recognizes revenue throughout the manufacturing process when constructing an asset based on labor hours incurred because the customer receives the benefit of the asset as the product is constructed. The Company believes labor hours incurred relative to total estimated labor hours at completion faithfully depicts the transfer of control to the customer. The Company recognizes revenue related to extended warranty programs based on the passage of time over the extended warranty period. For the years ended December 31, 2021 and 2020, the Company recognized revenue of $40.6 million and $46.9 million, respectively, for products manufactured and services provided over time.
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
The Company has two significant supply agreements with multiple performance obligations related to the sale of 6.0L engines. As a result of the Weichai ownership change in April 2019 (see additional discussion in Note 3. Weichai Transactions), the Company was required to be compliant with Phase 1 GHG standards beginning January 1, 2020 for its 6.0L and 8.8L engines. In order to address the impact of the transition of its emission regulation requirements in 2020 and 2021, the Company licensed its technology to a third-party small manufacturer to produce and certify the 6.0L gasoline engine and utilized averaging, banking, and trading compliance provisions for the sale of its 8.8L gasoline engine. As a result of outsourcing the production of the 6.0L gasoline engine, the Company considered whether it was the principal or agent in the transactions with its customers related to the 6.0L gasoline engine. With the exception of certain parts sold directly to customers, the Company concluded that it remained the principal in the transactions. The Company recognized revenue related to contracts with customers for 6.0L engines of $103.7 million in 2021.
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
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Year Ended December 31,
End Market	2021	2020
Power Systems	$123,132	$149,282
Industrial	153,289	131,026
Transportation	179,834	137,331
Total	$456,255	$417,639

The following table summarizes net sales by geographic area:

(in thousands)	For the Year Ended December 31,
Geographic Area	2021	2020
United States	$406,077	$366,445
North America	8,616	9,831
Pacific Rim	25,457	25,869
Europe	7,457	9,339
Other	8,648	6,155
Total	$456,255	$417,639

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

(in thousands)	As of December 31,
	2021	2020
Short-term contract assets (included in Prepaid expenses and other current assets)	$2,707	$547
Short-term contract liabilities (included in Other accrued liabilities)	(1,819)	(47,960)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(3,330)	(3,181)
Net contract liabilities	$(2,442)	$(50,594)
During the year ended December 31, 2021 and 2020, the Company recognized $47.2 million and $30.8 million of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2020 and 2019, respectively. The decrease in the contract liabilities from December 31, 2020 to December 31, 2021 is primarily related to the prepayment for 6.0L gasoline engine by a customer under a long-term supply agreement. At December 31, 2021 the Company had no contract liability related to prepayments of 6.0L gasoline engines, and $46.4 million as of December 31, 2020.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $4.1 million of remaining performance obligations as of December 31, 2021 primarily related to a long-term manufacturing contract with a customer and extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $0.8 million in 2022, $0.8 million in 2023, $0.9 million in 2024, $0.5 million in 2025, $0.8 million in 2026 and $0.3 million in 2027 and beyond.
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
Weichai Shareholder’s Loan Agreements

In December 2020, the Company entered into the $130 million First Shareholder’s Loan Agreement with Weichai. The First Shareholder’s Loan Agreement was amended and restated in March 2021 and again on March 25, 2022. On July 14, 2021, the Company entered into the $25 million Second Shareholder’s Loan Agreement with Weichai, which was amended and restated on March 25, 2022. On December 10, 2021, the Company entered into the $50 million Third Shareholder’s Loan Agreement with Weichai. See additional discussion of these debt agreements in Note 6. Debt.
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. For the years ended December 31, 2021 and 2020, the Company’s sales to and outstanding receivables from Weichai were immaterial. The Company purchased $12.4 million and $18.6 million of inventory from Weichai during 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had outstanding payables to Weichai of $12.5 million and $4.0 million, respectively.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of December 31,
Property, Plant and Equipment	2021	2020
Leasehold improvements	$7,107	$6,725
Machinery and equipment	44,358	43,030
Construction in progress	1,125	1,670
Total property, plant and equipment, at cost	52,590	51,425
Accumulated depreciation	(35,246)	(31,244)
Property, plant and equipment, net	$17,344	$20,181
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both December 31, 2021 and 2020 was $29.8 million. Accumulated impairment losses at both December 31, 2021 and 2020 were $11.6 million.
Other Intangible Assets

Components of intangible assets are as follows:

(in thousands)	As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(27,514)	$7,426
Developed technology	700	(680)	20
Trade names and trademarks	1,700	(1,362)	338
Total	$37,340	$(29,556)	$7,784

(in thousands)	As of December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(25,117)	$9,823
Developed technology	700	(650)	50
Trade names and trademarks	1,700	(1,254)	446
Total	$37,340	$(27,021)	$10,319
Estimated future amortization expense for intangible assets as of December 31, 2021 is as follows:

(in thousands)
Year Ending December 31,	Estimated Amortization
2022	$2,124
2023	1,746
2024	1,459
2025	1,219
2026	997
2027 and beyond	239
Total	$7,784
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of December 31,
	2021	2020
Short-term financing:
Revolving credit facility	$130,000	$130,000
Other short-term financing	25,000	—
Total Short-Term Debt	$155,000	$130,000

Long-term debt:
Long-term financing	$25,000	$—
Finance leases and other debt	$890	$1,091
Total long-term debt and finance leases	25,890	1,091
Less: Current maturities of long-term debt and finance leases	254	310
Long-term debt	$25,636	$781
*    Unamortized financing costs and deferred fees on the Revolving Credit Facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs, including gross waiver fees (primarily paid to the lenders), were $0.8 million and $1.1 million at December 31, 2021 and 2020, respectively.
The Company paid $3.7 million and $4.2 million in cash for interest in 2021 and 2020, respectively.
Credit Agreement and Shareholders’ Loan Agreements

On March 26, 2021, the Company entered into the Amended and Restated Credit Agreement with Standard Chartered. The Amended and Restated Credit Agreement allows the Company to borrow up to $130.0 million, is uncommitted, and was subject to maturity on March 25, 2022. Borrowings under the Amended and Restated Credit Agreement incurred interest at either the alternate base rate or LIBOR plus 2.70%. In addition, the Company paid fees of $1.9 million related to the Amended and Restated Credit Agreement, which were deferred and amortized over the term of the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement was secured by substantially all of the Company’s assets and included financial covenants related to the Company’s financial performance for the second, third, and fourth quarters of 2021. There were no financial covenants applicable to the first quarter of 2021. The Amended and Restated Credit Agreement provided Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Amended and Restated Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Amended and Restated Credit Agreement granted Standard Chartered a power of attorney (POA) to submit a borrowing request to Weichai under the amended Shareholder’s Loan Agreement (see discussion below) if the Company did not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request. As of December 31, 2021, the Company had $130.0 million outstanding under the Amended and Restated Credit Agreement.
In connection with the Amended and Restated Credit Agreement, on March 26, 2021, the Company entered into the First Shareholder’s Loan Agreement. The First Shareholder’s Loan provided the Company with a $130.0 million secured subordinated loan facility that expires on April 25, 2022. Under the First Shareholder’s Loan, Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Amended and Restated Credit Agreement if the Company is unable to repay such borrowings. Any potential borrowings under the First Shareholder’s Loan Agreement were to be at LIBOR plus 4.5% per annum. As of December 31, 2021, there were no borrowings under the First Shareholder’s Loan Agreement.
As discussed above, the Amended and Restated Credit Agreement included financial covenants which were effective for the Company beginning with the three months ended June 30, 2021 and each of the third and fourth quarters of 2021. The financial covenants include an interest coverage ratio and a minimum EBITDA threshold as further defined in the Amended and Restated Credit Agreement. For the three months ended June 30, 2021 and September 30, 2021, the Company did not meet the defined minimum interest coverage nor EBITDA requirements. A breach of the financial covenants under the Amended and Restated Credit Agreement constitutes an event of default which, if not cured or waived, could result in the obligations under the Amended and Restated Uncommitted Revolving Credit Agreement being accelerated. On November 9, 2021, the Company entered into a waiver with Standard Chartered, which waived the financial covenant defaults for the quarters ended June 30 and September 30, 2021. In connection with the waiver, a waiver fee of $0.6 million was remitted to Standard Chartered in November 2021. Further, the Company breached the financial covenants for the three months ended December 31, 2021; however. it received a waiver from Standard Chartered for no additional fee as part of the March 25, 2022 amendment and restatement to the Amended and Restated Credit Agreement as described below.
On July 14, 2021, the Company entered into the Second Shareholder’s Loan Agreement with Weichai. The Second Shareholder’s Loan Agreement provided the Company with a $25.0 million uncommitted facility that is subordinated to the Amended and Restated Credit Agreement and any borrowing requests made under the Second Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Second Shareholder’s Loan Agreement incurred interest at LIBOR plus 4.5% and were to be used for general corporate purposes, except for certain legal expenditures which required additional approval from Weichai. The Second Shareholder’s Loan Agreement expires on May 20, 2022 with any outstanding principal and accrued interest due upon maturity. As of December 31, 2021, the Company had $25.0 million outstanding under the Second Shareholder’s Loan Agreement.
On December 10, 2021, the Company entered into the Third Shareholder’s Loan Agreement with Weichai. The Third Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Amended and Restated Credit Agreement and any borrowing requests made under the Third Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Third Shareholder’s Loan Agreement bear interest at LIBOR plus 4.5% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Third Shareholder’s Loan Agreement expires on November 30, 2022 with any outstanding principal and accrued interest due upon maturity. As of December 31, 2021, the Company had $25.0 million outstanding under the Second Shareholder’s Loan Agreement.
As of December 31, 2021, the Company’s total outstanding debt obligations under the Amended and Restated Credit Agreement, the Second Shareholder’s Loan Agreement and the Third Shareholder’s Loan Agreement were $180.9 million in the aggregate, and its cash and cash equivalents were $6.3 million. See Item 8 Note 6. Debt, for additional information.
On March 25, 2022, the Company amended and restated its $130.0 million Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered. The Second Amended and Restated Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 24, 2023 or the demand of Standard Chartered. As part of the amendment and restatement, Standard Chartered agreed to waive any existing event of default under the existing credit agreement, resulting from the breach of the financial covenants for the quarter ended December 31, 2021. No additional fee was incurred with this waiver. The Second Amended and Restated Uncommitted Revolving Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2022. Borrowings under the Second Amended and Restated Credit Agreement will incur interest at either the alternate base rate or the Secured Overnight Financing Rate (“SOFR”) plus 2.95% per annum. In addition, the Company paid fees of $1.8 million related to the Second Amended and Restated Uncommitted Revolving Credit Agreement, which will be deferred and amortized over the term of the Second Amended and Restated Uncommitted Revolving Credit Agreement. The Second Amended and Restated Credit Agreement continues to be secured by substantially all of the Company’s assets and contains the same provisions as described above with respect to Standard Chartered’s demand rights and its power of attorney (POA). As of March 24, 2022, the Company had $130.0 million outstanding under the Second Amended and Restated Credit Agreement.
In connection with the Second Amended and Restated Credit Agreement, on March 25, 2022, the Company also amended two of the three shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The Amended First Shareholder’s Loan Agreement continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Second Amended and Restated Credit Agreement if the Company is unable to pay such borrowings. The Amended Second Shareholder’s Loan Agreement continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai. The maturity of the Amended First Shareholder’s Loan Agreement was extended to April 24, 2023 and the maturity of the Amended Second Shareholder’s Loan Agreement was extended to May 20, 2023. Borrowings under both agreements will bear interest at an annual rate equal to SOFR plus 4.65% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%. Both of the agreements are subject to customary events of default and covenants. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the Second Amended and Restated Uncommitted Revolving Credit Agreement. As of March 24, 2022, there were no borrowings under the Amended First Shareholder’s Loan Agreement and $25.0 million under the Amended Second Shareholder’s Loan Agreement.
As of March 24, 2022, PSI had borrowed $35.7 million under the Third Shareholder’s Loan Agreement.
See Item 8., Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.
The below schedule of remaining maturities of long-term debt excludes finance leases (refer to Item 8., Note 7. Leases).

(in thousands)
Year Ending December 31,	Maturities of Long-Term Debt
2022	$104
2023	112
2024	120
2025	33
2026	9
Total	$378
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
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between January 2021 and August 2039. For the year ended December 31, 2021 and 2020, the Company recorded lease expense of $6.1 million and $6.6 million, respectively, within Cost of sales, $0.3 million and $0.7 million, respectively, within Research, development and engineering expenses, $0.2 million and $0.3 million, respectively, within Selling, general and administrative expenses and less than $0.1 million for both periods within Interest expense in the Consolidated Statement of Operations.
The following table summarizes the components of lease expense:

(in thousands)	For the Year Ended December 31,
	2021	2020
Operating lease cost	$4,855	$5,452
Finance lease cost:
Amortization of ROU asset	192	208
Interest expense	33	48
Short-term lease cost	267	410
Variable lease cost	1,276	1,493
Total lease cost	$6,623	$7,611
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$4,959	$5,405
Operating cash flows paid for interest portion of finance leases	33	48
Financing cash flows paid for principal portion of finance leases	194	195
Right-of-use assets obtained in exchange for lease obligations
Operating leases	137	299
Finance leases	—	11
As of December 31, 2021 and 2020, the weighted-average remaining lease term was 5.8 years and 6.2 years for operating leases and 3.4 years and 3.8 years for finance leases, respectively. The weighted-average discount rate was 7.1% and 7.1% for operating leases as of December 31, 2021 and 2020, respectively, and 6.5% and 6.7% for finance leases as of December 31, 2021 and 2020, respectively.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	As of December 31,
	2021	2020
Operating lease ROU assets, net [1]	$13,545	$17,104

Operating lease liabilities, current [2]	3,978	3,793
Operating lease liabilities, non-current [3]	10,304	14,156
Total operating lease liabilities	$14,282	$17,949

Finance lease ROU assets, net [1]	$364	$568

Finance lease liabilities, current [2]	147	200
Finance lease liabilities, non-current [3]	260	413
Total finance lease liabilities	$407	$613

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
The following table presents maturity analysis of lease liabilities as of December 31, 2021:

(in thousands)
Year Ending December 31,	Operating Leases	Finance Leases
2022	$4,859	$168
2023	3,347	103
2024	1,815	84
2025	1,851	82
2026	1,515	17
Thereafter	4,023	—
Total undiscounted lease payments	17,410	454
Less: imputed interest	3,128	47
Total lease liabilities	$14,282	$407
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

Debt
The Company measures the Revolving Credit Facility and Other financing at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the revolving credit facility approximates carrying value, as it consists of short-term variable rate loans.

(in thousands)	As of December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Other financing	50,000	—	50,000

(in thousands)	As of December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—

Other Financial Assets and Liabilities
In addition to the methods and assumptions used for the financial instruments discussed above, accounts receivable, net, income tax receivable, and accounts payable and certain accrued expenses are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments.
Note 9.    Defined Contribution Plans
As of December 31, 2020, the Company made contributions of $0.8 million to the plans (primarily related to the contributions for 2019). During 2021, the Company made contributions of $0.8 million. As a result of the COVID-19 pandemic, the Company implemented certain cost savings measures beginning in April 2020 which included, among other things, the discontinuation of the Company’s 401(k) match through December 31, 2020. The 401(k) match was reimplemented effective January 1, 2021.
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
Securities and Exchange Commission and United States Attorney’s Office for the Northern District of Illinois Investigations
In September 2020, the Company entered into agreements with the SEC and the USAO to resolve the investigations into the Company’s past revenue recognition practices. Under the settled administrative order with the SEC, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses identified in its 2017 Form 10-K filed in May 2019 by April 30, 2021 unless an extension was provided by the SEC. On April 12, 2021, the SEC granted the Company’s request for an extension of time until March 31, 2022 in which to comply with the requirements of the administrative order to remediate the remaining outstanding material weaknesses. Due to the progress achieved in remediating the material weaknesses, in March 2022 the Company formally requested an additional extension from the SEC. To the extent that the Company’s request for an extension from the SEC, or other actions are not successful and completed in accordance with the provisions of the settlement with the SEC and USAO, the Company may be required to incur additional time and expense towards further remediation efforts and incremental substantive procedures, which could have a material adverse effect on its results of operations. In addition, failure to comply with the provisions of the settlement agreements with the SEC and USAO could result in further actions by one or both governmental agencies which could have a material adverse effect on the Company’s results of operations.
Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. The stay remains in place pending further guidance from the Court. As of December 31, 2021 and December 31, 2020, the Company had recorded an estimated liability of $0.3 million, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the settlement of this matter, related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Statement of Operations for the year-ended December 31, 2020. As of December 31, 2021 and December 31, 2020, the Company had recognized a liability of $0.5 million and $1.5 million, respectively, within Other accrued liabilities on the Consolidated Balance Sheet related to the settlement of this matter. In addition, the Company entered into an agreement with Mast under which Mast will provide various technical services.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster is seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al.. Since the filing of the complaint, Travelers has paid approximately $7.5 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. The Company expects Travelers to seek reimbursement from it for those costs pursuant to the terms of the side A policy. In October 2021, the Company and Gary Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ case and his pending SEC case, SEC v. Winemaster et al. to the extent not reimbursed by Travelers under the side A policy.
Jeffrey Ehlers and Rick Lulloff Litigation

In September 2021 Jeffrey Ehlers and Rick Lulloff (“Lulloff”), former employees of the Company, made demand against the Company for approximately $2.4 million and $1.2 million, respectively, for alleged wages due and owing under each employee’s employment contract related to “Incentive Bonuses” for revenues generated in the Company’s transportation end market. In November 2021, Lulloff and Ehlers separately filed complaints against the Company in the Circuit Court of Cook County, Illinois, alleging breach of contract and violations of the Illinois Wage and Payment Collection Act incorporating their claims in the above referenced demand letter. The Company filed a notice of removal from the Circuit Court of Cook County, Illinois and have also moved to consolidate the cases which is still being considered. Given the preliminary stage of the matter, the Company cannot predict the outcome of this matter, the reasonable possibility or range of loss, or meaningfully quantify how the final resolution of this matter may impact its results of operations, financial condition or cash flow and therefore no accrual has been made as of December 31, 2021
Indemnification Agreements
Under the Company’s bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. As a result of cumulative legal fees and settlements previously paid, the Company fully exhausted its primary directors’ and officers’ insurance coverage of $30.0 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that will occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past directors and officers and certain former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. The Company accrues for such costs as incurred within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2021, the Company incurred $15.7 million of costs related to these indemnification obligations and $7.1 million for the twelve months ended December 31, 2020. Included in the total indemnification obligations incurred for the year ended December 31, 2021 are costs of $9.8 million that the Company incurred on behalf of Gary Winemaster, former Chairman of the Board and former Chief Executive Officer and President, who is also a related party. For the year ended December 31, 2020 these costs were $3.6 million.
In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy, which was renewed in June 2021. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments
At December 31, 2021, the Company had five outstanding letters of credit totaling $2.1 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.5 million at December 31, 2021 related to these letters of credit.
The Company has arrangements with certain suppliers that require it to purchase minimum volumes or be subject to monetary penalties. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, oil prices have increased from their lows reached in April 2020. However, U.S. rig counts have been slower to return and average rig counts remain significantly below the full year average during 2019. Meanwhile, capital spending within the U.S. oil markets remains well below 2019 levels. This has impacted the demand for the Company’s products sold into the oil and gas market. Based on current and forecasted demand of the Company’s products, and the significant lead time for the Company to order and acquire certain materials, the Company does not expect to meet the minimum purchase commitment for 2021 related to one of its supply agreements and recorded an expense of $1.6 million within Cost of sales in the Consolidated Statement of Operations for the twelve months ended December 31, 2021.

Note 11.    Income Taxes
Income tax benefit was as follows:

(in thousands)	For the Year Ended December 31,
	2021	2020
Current tax benefit
Federal	$(418)	$(2,299)
State	(17)	25
Foreign	—	13
Total current tax benefit	$(435)	$(2,261)

Deferred tax expense (benefit)
Federal	$(106)	$(1,710)
State	135	258
Total deferred tax expense (benefit)	29	(1,452)
Total tax benefit	$(406)	$(3,713)
The Company made net cash payments for income taxes of less than $0.1 million in 2021 while it received net cash refunds for income taxes of $0.2 million in 2020.
A reconciliation between the Company’s effective tax rate on income (loss) before income taxes and the statutory tax rate is as follows:

(in thousands)	For the Year Ended December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Income tax benefit at federal statutory rate	$(10,264)	21.0%	$(5,606)	21.0%
State income tax, net of federal benefit	(2,185)	4.5%	(1,979)	7.4%
Other permanent differences	1	—%	(185)	0.7%
Research and development tax credits	(551)	1.1%	(551)	2.1%
Other tax credits	291	(0.6)%	(555)	2.1%
Tax reserve reassessment	157	(0.3)%	(7)	—%
Impact of CARES Act	—	—%	(1,390)	5.2%
Change in valuation allowance	12,361	(25.3)%	6,348	(23.8)%
Return adjustment	(278)	0.6%	213	(0.8)%
Stock-based compensation	74	(0.2)%	104	(0.4)%
Other, net	(12)	—%	(105)	0.4%
Income tax benefit	$(406)	0.8%	$(3,713)	13.9%
For the year ended December 31, 2021, the Company recognized a pretax loss of $48.9 million. For the year ended December 31, 2020, the Company recognized a pretax loss of $26.7 million.
The Company generates R&D tax credits as a result of its R&D activities, which reduce the Company’s effective income tax rate. In general, these credits are general business credits and may be carried forward up to 20 years to be offset against future taxable income.

Significant components of deferred income tax assets and liabilities consisted of the following:

(in thousands)	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$30,967	$19,167
Research and development credits	5,168	4,982
Other state credits	3,090	3,372
Inventory	2,511	2,693
Allowances and bad debts	1,146	1,356
Accrued warranty	9,492	8,441
Accrued wages and benefits	107	240
Other accrued expenses	4,533	1,789
Stock-based compensation	182	223
Capitalized research and development costs	160	210
163(j) disallowed interest	1,634	2,305
Intangible amortization	668	1,357
Contract liabilities	1,005	3,307
Operating lease liability	3,862	4,934
Other	752	612
Total deferred tax assets	65,277	54,988
Valuation allowance	(60,177)	(48,056)
Total deferred tax assets, net of valuation allowance	$5,100	$6,932

Deferred tax liabilities:
ROU operating lease asset	$(3,537)	$(4,545)
Tax depreciation in excess of book depreciation on property, plant and equipment	(2,579)	(3,273)
Total deferred tax liabilities	$(6,116)	$(7,818)

Net deferred tax liability	$(1,016)	$(886)
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
The Company evaluated the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As a result of this evaluation, the Company concluded that the negative evidence outweighed the positive evidence and that a full valuation allowance should be maintained against its net deferred tax assets as of December 31, 2021 and 2020. The Company’s net deferred tax liability of $1.0 million and $0.9 million as of December 31, 2021 and 2020, respectively, represents the deferred tax liability related to indefinite-lived assets which cannot serve as a source of income for the realization of deferred tax assets.
As of December 31, 2021, the Company has, on a tax-effected basis, $8.3 million in R&D and state tax credit carryforwards which begin to expire in 2022. The Company has $22.8 million and $8.2 million of federal and state (tax effected, net of federal tax benefit) net operating loss carryforwards that are available to offset taxable income in the future. The federal and state net operating loss carryforwards begin to expire in 2037 and 2026, respectively.

The change in unrecognized tax benefits excluding interest and penalties were as follows:

(in thousands)	For the Year Ended December 31,
	2021	2020
Balance at beginning of year	$1,431	$1,430
Additions based on tax positions related to the current year	102	103
Additions (reductions) for tax positions of prior years	55	(102)
Balance at end of year	$1,588	$1,431
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax expense. As of December 31, 2021 and 2020, the amount accrued for interest and penalties was not material. The Company reflects the liability for unrecognized tax benefits as Other noncurrent liabilities in its Consolidated Balance Sheets. The amounts included in “reductions for tax positions of prior years” represent decreases in the unrecognized tax benefits relating to expiration of the statutes during each year shown.
As of December 31, 2021, the Company believes the liability for unrecognized tax benefits, excluding interest and penalties, could decrease by an immaterial amount in 2022 due to lapses in the statute of limitations. Due to the various jurisdictions in which the Company files tax returns, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in 2022, but the amount cannot be estimated.
With few exceptions, the major jurisdictions subject to examination by the relevant tax authorities and open tax years, stated as the Company’s fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2014	to	2021
U.S. States	2013	to	2021
Canada	2018	to	2020
The Company is currently under federal income tax audit for tax years 2014, 2015 and 2016. The Company is currently under Illinois income tax audit for tax years 2013, 2014, 2015 and 2016.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, President Trump signed into law the CARES Act. Among the changes to the U.S. federal income tax rules, the CARES Act modified net operating loss carryback rules that were eliminated by the 2017 Tax Cuts and Jobs Act, restored 100% bonus depreciation for qualified improvement property, increased the limit on the deduction for net interest expense and accelerated the time frame for refunds of alternative minimum tax credits. The Company’s ability to carryback the net operating losses to earlier years is expected to result in a tax benefit of $0.6 million and $2.2 million in 2021 and 2020, respectively. There is no net impact to the Company’s deferred tax assets due to the full valuation allowance.
Note 12.    Stockholders’ Equity (Deficit)
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2019	23,117	260	22,857
Net shares issued for stock awards	—	(35)	35
Balance as of December 31, 2020	23,117	225	22,892
Net shares issued for stock awards	—	(34)	34
Balance as of December 31, 2021	23,117	191	22,926
Preferred Stock
The Company is authorized to issue 5,000,000 shares of Preferred stock, par value $0.001 per share. The Preferred stock may be designated into one or more series as determined by the Board. As of December 31, 2021, the Board had authorized two series of Preferred stock. At December 31, 2021 and 2020, there were no shares of Preferred stock outstanding.

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
As of December 31, 2021, the Company had 417,024 shares available for issuance of future awards. To date, the Company’s granted awards have generally been either RSAs or SARs.
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
The following table represents stock-based compensation expense and the related income tax benefits:

(in thousands)	For the Year Ended December 31,
	2021	2020
Stock-based compensation expense	$394	$607
Income tax benefit	$74	$104
SAR Awards
The Company did not grant SAR awards in 2021, and granted 50,000 SAR awards in 2020. The assumptions used for determining the fair value of the SARs included the following:

	For the Year Ended December 31,
	2021	2020
Market closing price of the Common Stock	$—	$4.83
Exercise price	$—	$4.83
Risk-free interest rate	—%	1.8%
Estimated price volatility	—%	71.9%
Expected term	0.00 years	7.00 years
Dividend yield	—%	—%
Weighted average fair value	$—	$3.28

SAR activity consisted of the following:

Number of Shares under SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	130,070	$9.41	7.21	$11
Granted	50,000	4.83		—
Exercised	—	—		—
Forfeited	—	—		—
Expired	(4,500)	11.25		—
Outstanding at December 31, 2020	175,570	8.06	7.04	—
Granted	—	4.83		—
Exercised	—	—		—
Forfeited	—	—		—
Expired	(45,050)	8.60		—
Outstanding at December 31, 2021	130,520	7.87	6.18	—

Exercisable at December 31, 2020	119,569	$9.00	6.46	$—
Exercisable at December 31, 2021	111,853	$8.32	5.91	$—
The total fair value of SARs that vested during 2021 and 2020 was $0.1 million and $0.2 million, respectively. Unrecognized compensation expense related to SARs as of December 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively. As of December 31, 2021, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 1.0 year.
Restricted Stock Awards
Restricted stock activity consisted of the following:

	Shares	Weighted-Average Grant Date Fair Value
December 31, 2019	65,686	$18.58
Granted	12,500	4.49
Forfeited	—	—
Vested	(40,814)	12.92
Balance as of December 31, 2020	37,372	$20.05
Granted	38,263	3.45
Forfeited	(1,503)	36.00
Vested	(40,886)	9.70
Balance as of December 31, 2021	33,246	$12.96
The total grant date fair value of restricted stock that vested during 2021 and 2020 was $0.4 million and $0.5 million, respectively. Unrecognized compensation expense related to RSAs as of December 31, 2021 and 2020 was $0.3 million and $0.5 million, respectively. As of December 31, 2021, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 1.4 years.
Note 14.    Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share by dividing net loss by the weighted-average common shares outstanding during the year. Diluted earnings (loss) per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings (loss) per share for 2021 and 2020.

The computations of basic and diluted earnings (loss) per share are as follows:

(in thousands, except per share basis)	For the Year Ended December 31,
	2021	2020
Numerator:
Net loss – basic and diluted	$(48,472)	$(22,982)

Denominator:
Shares used in computing net loss per share
Weighted-average common shares outstanding - basic	22,908	22,872
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted	22,908	22,872

Loss per common share
Loss per share of common stock – basic	$(2.12)	$(1.00)
Loss per share of common stock – diluted	$(2.12)	$(1.00)
The aggregate number of shares excluded from the diluted earnings (loss) per share calculations because they would have been anti-dilutive were 0.2 million and 0.2 million shares in 2021 and 2020, respectively.
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
Joint Venture Operating Results
The Company’s investments in joint ventures are accounted for under the equity method of accounting. Expense from this investment for the twelve months ended December 31, 2021 was less than $0.1 million. Income from this investment $0.3 million for the twelve months ended December 31, 2020 The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.
Other Related Party Transactions
See Note 10. Commitments and Contingencies for information regarding the Company’s indemnification obligations related to certain former directors and officers of the Company.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021, because of the previously reported material weaknesses in internal control over financial reporting described below.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
As a result of management’s review of the Company’s financial and accounting records and the other work completed by the management team and its advisers, management concluded that, as of December 31, 2021, the Company had material weaknesses relating to certain internal controls. These material weaknesses are summarized below, and remediation efforts completed or underway are outlined in the “Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting” section below. These material weaknesses were previously reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and have been updated, as necessary, to reflect the control environment as of December 31, 2021.
In September 2020, the Company settled the investigations by the SEC and USAO into the Company’s past revenue recognition practices. As part of the settlement, among other undertakings, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses by April 30, 2021. On April 12, 2021 the SEC granted the Company’s request for an extension of time until March 31, 2022 in which to comply with the requirements of the administrative order to remediate the remaining material weaknesses. Due to the progress achieved in remediating the material weaknesses as noted in Changes in Internal Control over Financial Reporting below, the Company formally requested an additional extension from the SEC to remediate the three remaining material weaknesses below.
As of December 31, 2021, the Company did not maintain an effective control environment, primarily attributable to the following identified material weaknesses:
Information Technology Skillset and Competency: The Company did not have sufficient resources with appropriate levels of information technology (“IT”) knowledge to adequately support the organization including, but not limited to, the design and implementation of robust IT general controls (“ITGC”) to support internal control over financial reporting, the oversight of the Company’s applications, systems and related training to the IT system user group.

Information Technology: The Company continues to make progress on the design of ITGCs. However, IT General Controls were not consistently operating effectively.
Warranty Reserves: The Company did not have sufficiently defined and implemented procedures or controls to ensure the completeness and accuracy of the warranty accrual. Specifically, during 2021, the Company identified an issue where certain warranty claims were not processed timely which impacted the estimation of the Company’s warranty reserve. Warranty reserves have been included in the previously reported Reserves and Accruals material weakness.
Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting
Management is committed to the continued implementation of remediation efforts to address the material weaknesses. The remediation efforts summarized below, which have been or will be implemented, are intended to both address the identified material weaknesses and to enhance the Company’s overall internal control environment.
Skillset and Competency:
The Company continues to assess the level of and technical skills in its IT function to support the design and implementation of ITGCs. The IT function has been reorganized under the leadership of the Chief Information Officer who reports to the Chief Executive Officer. The Company also hired an IT Security lead and is actively recruiting for certain technical IT positions. The Company has continued to experience turnover in its IT function. The IT function will continue to receive control related training, consider additional hiring, and supplement with temporary resources. The Company will continue to assess IT skillset and competency during 2022.
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
•The Company continues to adjust its Enterprise Resource Planning (“ERP”) System to work towards improvement and automation of ITGC’s as well as other business process application controls.
•The Company also continues to enhance procedures to validate the information produced by the entity and end user computing to compensate while the ITGC controls are being improved.
Warranty Reserves:
To reduce the risk of untimely warranty claims processing, the Company is implementing improvements to centrally receive and monitor incoming claims including transitioning customers to the use of a warranty claims submission portal. The organization is in the process of onboarding customers on the portal platform.
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
Conclusion
As a result of the material weaknesses described above, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was ineffective.
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
Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 9A – Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, management concluded that its internal control over financial reporting was not effective based on the material weaknesses identified.
As of December 31, 2021, the Company has completed remediation of the following previously reported material weaknesses: (i) Control Environment, (ii) Segregation of Duties, (iii) Revenue Accounting, (iv) Reserves and Accruals (other than Warranty Reserves), (v) Period-End Close/Accounting Documentation, and (vi)Data Maintenance:
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
The Company updates its Code of Business Conduct and Ethics annually and implemented an ongoing training and certification program to help ensure employees understand and comply with the Code. The Company has also implemented a new case management application and formally documented its complaint reporting and investigative protocols. The Company continues to enhance the program to provide communications and training to employees across the entire organization regarding the importance of integrity and accountability.
The Company has established a process to timely identify and address internal control weaknesses throughout the control environment.
Segregation of Duties:
•The Company has established standards governing the segregation of incompatible duties across the organization.
•The Company has implemented a technical upgrade to its ERP and revised system access across the Company to improve the segregation of incompatible duties.
•The Company has designed various processes and controls to adequately segregate job responsibilities and system access throughout the organization and implemented applicable mitigating internal controls.
Revenue Accounting:
•The Company has designed and implemented policies and procedures to ensure that critical inputs affecting the accuracy and timeliness of revenue recognition and related reserves and sales allowances are communicated to the accounting department on a timely basis.
•The Company has established and implemented improved review and approval controls across the Company to ensure that revenue, including that of nonroutine revenue transactions, is recognized consistently in accordance with the terms of the contracts with customers and U.S. GAAP.
•The Company has developed and implemented sales transaction review procedures to ensure key transactions are appropriately reviewed and evaluated by the accounting department.
Reserves and Accruals:
The Company has enhanced controls over the review and approval of key reserves and accruals, including sales allowances and excess and obsolete inventory. While the Company has also enhanced controls over warranty reserves (which were included in the previously reported Reserves and Accruals material weakness), it is still in the process of improving the warranty claim processing process. The Company has disclosed a separate Warranty Reserves material weakness in the current filing.
Period-End Close/Accounting Documentation:
The Company has designed and implemented procedures and controls over the period-end close process and related documentation including, but not limited to, period-end checklists, review and approval of journal entries, taxes, inventory in-transit, account roll forwards and reconciliations, general-ledger account maintenance and financial statement analysis / thresholds.
Data Maintenance:
•The Company has designed and implemented procedures and controls to appropriately identify and assess changes made to data repositories that could significantly impact data integrity and the internal control framework, including, but not limited to, (i) creating centralized, complete and accurate data repositories, (ii) maintaining customer and vendor master files, employee data files, perpetual inventory records, inventory physical and cycle counts, and stock compensation agreements, and (iii) communicating an enterprise data management policy and record retention policy.

•The Company has developed procedures to ensure the completeness and accuracy of the data used in the design and operation of internal controls.
As part of the overall remediation plan, the Company designed and implemented review and approval controls over data utilized in various accounting processes. These controls address the accuracy, timely recording and completeness of data used in the determination of significant accounting estimates, reserves and valuations as well as impacted presentation and disclosures in accordance with U.S. GAAP.
Other than the remediation of the material weaknesses and ongoing remediation efforts described above, there have been no further changes in the Company’s internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information.
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference herein from the 2022 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2021. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
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
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference herein from the 2022 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2021. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference herein from the 2022 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2021. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference herein from the 2022 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2021. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference herein from the 2022 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2021. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
2.1	†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213
2.2		Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944
3.1		Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543
3.2		Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944
3.3		Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944
3.4		Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944
4.1		Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944
10.1	††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213
10.2	††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944
10.3	††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944
10.4	††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944
10.5		Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944
10.6		Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944
10.7		Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944
10.8		First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.9		Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944
10.10	†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944
10.11		Asset Purchase Agreement dated as of May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944
10.12		Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944
10.13		Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944
10.14	†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944
10.15		Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944
10.16	††	Employment Agreement, dated June 15, 2017, by and between Power Solutions International, Inc. and John P. Miller.	8-K/A	10.1	06/21/2017	001-35944
10.17	††	Employment Agreement, dated November 28, 2017, by and between Power Solutions International, Inc. and Kenneth Winemaster.	8-K	10.1	12/04/2017	001-35944
10.18		Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944
10.19		Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944
10.20		First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944
10.21		Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944
10.22	††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944
10.23		First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944
10.24		Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944
10.25		Employment Agreement, dated as of February 15, 2021, between the Company and Lance Arnett	8-K	10.1	02/16/2021	001-35944
10.26		Separation Agreement and Release, dated as of February 15, 2021, between the Company and John P. Miller	8-K	10.2	02/16/2021	001-35944
10.27		Retirement Agreement and Release, dated as of December 14, 2021, between the Company and Kenneth Winemaster	8-K	10.1	12/17/2021	001-35944
10.28		Shareholder’s Loan Agreement, dated as of December 10, 2021, between the Company and Weichai America Corp.	8-K	10.1	12/16/2021	001-35944
10.29		Second Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 25, 2022, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2022	001-35944
10.30		Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.2	03/28/2022	001-35944
10.31		First Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.3	03/28/2022	001-35944
10.35	* ††	Description of Long-Term Incentive Plan
21.1	*	Subsidiaries of Power Solutions International, Inc.
23.1	*	Consent of BDO USA, LLP

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
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
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2021.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Donald P. Klein
Name:	Donald P. Klein
Title:	Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 2021.

Signature	Title

/s/ Lance Arnett	Chief Executive Officer
Lance Arnett	(Principal Executive Officer)

/s/ Donald P. Klein	Chief Financial Officer
Donald P. Klein	(Principal Financial and Accounting Officer)

/s/ Fabrizio Mozzi	Chairman of the Board and Director
Fabrizio Mozzi

/s/ Shaojun Sun	Vice Chairman of the Board and Director
Shaojun Sun

/s/ Lei Lei	Director
Lei Lei

/s/ Sidong Shao	Director
Sidong Shao

/s/ Kenneth W. Landini	Director
Kenneth W. Landini

/s/ Frank P. Simpkins	Director
Frank P. Simpkins

/s/ Hong He	Director
Hong He