Form 10-K/A
period 2021-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2022-05-02
CIK 1137091

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
of the Exchange Act).    YES  ☐    NO  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
The aggregate market value of 5,378,337 shares of Common Stock held by non-affiliates
of the registrant as of June 30, 2021 was $32.8 million based on the last reported sale price on the over-the-counter
(“OTC”) market on June 30, 2021 (although the total market capitalization of the registrant as of such date was approximately $139.2 million.) Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 21, 2022, there were 22,926,875 outstanding shares of the Common Stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
BDO USA, LLP	Chicago, IL	#243

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form
10-K/A
amends the Annual Report on Form
10-K
for the year ended December 31, 2021 of Power Solutions International, Inc. (“PSI” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original
10-K”)
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
The information included herein as required by the Part III Disclosure is more limited than what is required to be included in the definitive proxy statement to be filed in connection with PSI’s 2022 Annual Meeting of Stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by the Part III Disclosure.
Pursuant to the SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive and financial officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive and financial officers are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
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

-i-

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Amendment to the Annual Report on Form
10-K
(“2021 Annual Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements are subject to a number of risks, uncertainties and assumptions that may cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation; the factors discussed in Item 1A. Risk Factors in the Original
10-Ks;
the impact of the ongoing
COVID-19
pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the SEC and the United States Attorney’s Office for the Northern District of Illinois (the “USAO”); variances in non-recurring
expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC and the criminal division of the USAO, which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; the impact on the global economy of the war in Ukraine; the impact of supply chain interruptions and raw material shortages; the impact of increasing warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing
on a stock exchange.
The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
DIRECTORS AND EXECUTIVE OFFICERS
Directors
The following table and biographical summaries set forth, with respect to each member of the Board of Directors for the Company (the “Board”) as of April 21, 2022, his committee membership, his or her age, the year in which he or she first became a director of the Company, and whether or not Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd (herein collectively referred to as “Weichai”) designated such director to serve on the Board pursuant to the Investor Rights Agreement (as described in the “Related Person Transactions” section in this Amendment) entered into by the Company and Weichai:

Name	Position	Committee	Age	Director Since	Weichai Designee
Fabrizio Mozzi	Chairman of the Board	Nominating; Executive (Chair)	42	2021	Yes
Shaojun Sun, Ph.D.	Vice Chairman of the Board	Compensation; Nominating (Chair)	56	2017	Yes
Sidong Shao	Director	Executive	41	2020	Yes
Kenneth W. Landini	Director	Audit	65	2001	No
Frank P. Simpkins	Director	Audit (Chair); Nominating	59	2017	No
Hong He	Director	Audit; Compensation	53	2019	No
Lei Lei	Director	Compensation (Chair); Executive	39	2021	Yes

Fabrizio Mozzi	Age: 42	Chairman of the Board
PSI Committees:
• Nominating
• Executive Committee
Biography
: Mr. Mozzi has served as the Company’s Chairman of the Board since December 7, 2021. In addition, he is a member of the Nominating and Governance Committee (the “Nominating Committee”) and Chair of the Executive Committee.
Mr. Mozzi has served since 2016, as President and Managing Director of Moteurs Baudouin (“Baudouin”), a Weichai Power Co., Ltd. (“Weichai Power”) company, and the European hub for production, servicing and sales of diesel and gas engines for marine, industrial and power generation applications. As president and managing director, Mr. Mozzi has been instrumental in successfully reorganizing and redefining Baudouin’s strategies to support both growth and improved profitability. From 2006 until 2016, Mr. Mozzi held various positions at Cummins Inc., a publicly traded company on the NYSE that designs, manufactures, distributes and services a broad portfolio of power solutions, most recently serving as the Director, Power Generation Business – International Commercial & Industrial from 2014 until 2016. Prior to this, Mr. Mozzi served in sales, account management, and marketing roles at various organizations.
Mr. Mozzi graduated with honors in economics and business management from Luiss Guido Carli in Italy in 2003 and earned an MBA from Indiana University’s Kelley School of Business in 2010. Mr. Mozzi serves on the Board as a Weichai designee.
Mr. Mozzi brings to the Board extensive and effective leadership experience demonstrated through his executive and management roles at leading engine manufacturers.

Shaojun Sun, Ph.D.	Age: 56	Vice Chairman of the Board
PSI Committees:
• Compensation
• Nominating (Chair)
Biography
: Dr. Sun has served as the Company’s Vice Chairman of the Board since December 7, 2021 and previously served as Chairman of the Board from April 1, 2017 to December 7, 2021. In addition, he serves as Chair of the Nominating Committee and as a member of the Compensation Committee.
Dr. Sun is currently a Director of Weichai Group Holdings Limited (the “Weichai Group”), a multi-field and multi-industry international group which owns six business segments of powertrain, intelligent logistics, automotive, construction machinery, luxury yacht, and finance & after-services (“Weichai Group”). Dr. Sun has been an Executive Director since December 2002 and was an Executive

President from October 2007 to Nov. 2021 of Weichai Power, a publicly traded company on the Hong Kong and the Shenzhen Stock Exchange and leading global designer and manufacturer of diesel engines, as well as Chairman of Shandong Weichai Import and Export Co., Ltd., a wholesale distributor of industrial machinery and equipment. Mr. Sun is also Vice President of Shandong Heavy Industry Group Co., Ltd., a heavy machinery and automotive manufacturing company. On January 1, 2019, Dr. Sun was appointed a Director of Ballard Power Systems Inc., a publicly-traded company on the NASDAQ and Toronto Stock Exchanges that builds fuel cell products. Dr. Sun joined Weifang Diesel Engine Factory in 1988 and held various supervisory positions as a Chief Engineer of Weifang Diesel Engine Factory, and Director of Torch Automobile Group Co., Ltd.
Dr. Sun holds a Master’s degree from Beihang University and a Doctorate degree in Engineering from Tianjin University. Dr. Sun serves on the Board as a Weichai designee.
Dr. Sun brings to the Board extensive managerial experience and leadership gained through his executive roles at leading engine manufacturers.

Sidong Shao	Age: 41	PSI Committees:
• Executive Committee
Biography
: Mr. Shao has served as a director of the Company since 2020. In addition, Mr. Shao is a member of the Executive Committee.
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
Mr. Shao brings to the Board
in-depth
executive leadership experience in manufacturing engines.

Kenneth W. Landini	Age: 65	PSI Committees:
• Audit
Biography
: Mr. Landini has served as a director of the Company since 2001 and assisted in the development and growth of the business of the Company since 1985. Mr. Landini is a member of the Audit Committee. From August 7, 2017 to January 19, 2021, Mr. Landini was the Chair of the Compensation Committee. He also served as a member of the Nominating Committee from April 2017 to January 19, 2021.
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

Frank P. Simpkins	Age: 59	PSI Committees:
• Audit (Chair)
• Nominating
Biography
: Mr. Simpkins has served as a director of the Company since July 13, 2017. Since January 19, 2021, he has been the Chair of the Audit Committee. Mr. Simpkins is also a member of the Nominating Committee.

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
Mr. Simpkins brings to the Board significant management experience, as well as his experience as a Chief Financial Officer.

Hong He	Age: 53	PSI Committees:
• Audit
• Compensation
Biography
: Mr. He has served as a director of the Company since November 14, 2019. Mr. He is a member of the Audit and Compensation Committees. Mr. He currently serves as Director, Financial Planning & Analysis for CytomX Therapeutics (“CytomX”), a NASDAQ-listed biotechnology company, since February 2021, and previously served as a Consultant to CytomX beginning in February 2020. Previously, Mr. He served as Director of Finance and Reporting for Blackthorn Therapeutics, a clinical-stage biotechnology company, from June 2019 to December 2019. Prior to that, Mr. He served as the Head of Finance at GenapSys, Inc. from 2018 until May 2019. From 2014 until 2018, Mr. He was the finance director of SciClone Pharmaceuticals, Inc., a NASDAQ-listed specialty pharmaceutical company with main operations in China. From January to June 2014, Mr. He served as Vice President of Finance and the Controller of Augmedix, Inc., a privately held technology-enabled medical documentation company. From October 2011 to December 2013, Mr. He was employed as Vice President of Finance at Baidu Leho.com, a private company backed by Baidu, a NASDAQ- listed company. From 2015 to 2020, Mr. He served as Director and Audit Committee Chairman of Fuling Global, Inc., a disposable serviceware and kitchenware manufacturer.
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
Mr. He brings to the Board substantial financial and managerial experience gained through leadership roles at public companies.

Lei Lei	Age: 39	PSI Committees:
• Compensation (Chair)
• Executive
Biography
: Ms. Lei has served as a director of the Company since December 7, 2021. In addition, Ms. Lei has served as Chair of the Compensation Committee and a member of the Executive Committee.
Ms. Lei has served since August 2021, as Overseas Finance Department, Director of Weichai Group. Prior to that, from 2016 until 2021, Ms. Lei was employed by KPMG Advisory (China) Limited, Beijing Branch, a professional services firm providing audit, tax and advisory services and served in the deal transaction department as an associate director. Prior to this, from 2010 until 2016, Ms. Lei was employed by PwC Beijing, a professional services firm providing assurance, advisory and tax services and served as an assurance manager. Previously, Ms. Lei served in accounting related roles at other organizations.
Ms. Lei earned a Bachelor’s degree in economics at Southwest University, China in 2004. Ms. Lei is currently a candidate to earn a Master’s degree in civil and commercial law at China University of Political Science and Law.
Ms. Lei brings to the Board extensive accounting experience as well as management experience through her roles at professional services firms and engine manufacturers.

Executive Officers
The following table sets forth certain information with respect to the Company’s executive officers as of April 21, 2022.

Name	Age	Executive Officer Since	Present Position with the Company
Lance Arnett	51	2021	Chief Executive Officer
Matthew Thomas	36	2022	Interim Chief Financial Officer
C. (Dino) Xykis	63	2021	Chief Technical Officer
The narrative descriptions below set forth the employment and position with the Company, principal occupation and education for each of the Company’s three current executive officers.
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
Matthew Thomas
was appointed as the Interim Chief Financial Officer on April 8, 2022. Mr. Thomas possesses over 12 years of experience in the areas of accounting and finance and served as PSI’s corporate controller from May 2021 to April 2022 with responsibilities for leading the accounting, internal/external reporting, and treasury areas. Mr. Thomas originally joined the Company as director of accounting in March 2018 and served in this capacity until June 2019. From June 2019 until May 2021, he served as the Company’s assistant controller. Prior to joining PSI, from November 2014 through March 2018, he served as senior manager, accounting at Akorn Inc., which was a publicly traded specialty pharmaceuticals company. Prior to that role, from July 2009 to November 2014, he was an audit supervisor with accounting firm Miller Cooper & Co., Ltd.
Mr. Thomas holds a Bachelor of Science degree in Accountancy from Northern Illinois University and is a registered CPA.
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

To the Company’s knowledge, including PSI’s review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2021, all Section 16(a) filing requirements were satisfied on a timely basis, except the following reports for Gary Winemaster: one Form 4 filed in January 2021 (reporting one transaction), one Form 4 filed in May 2021 (reporting one transaction), one Form 4 filed in June 2021 (reporting two transactions), one Form 4 filed in July 2021 (reporting three transactions), one Form 4 filed in August 2021 (reporting one transaction), one Form 4 filed in September 2021 (reporting two late transactions), one Form 4 filed in October 2021 (reporting two transactions), one Form 4 filed in November 2021 (reporting three transactions) and one Form 4 filed in December 2021 (reporting three late transactions); for Lance Arnett: one Form 4 filed in March 2022 (reporting one transaction); for C. (Dino) Xykis: one Form 4 filed in March 2021 (reporting one transaction); for Hong He: one Form 4 filed in July 2021 (reporting one transaction) and one Form 4 filed in February 2022 (reporting one transaction); for Frank Simpkins: one Form 4 filed in July 2021 (reporting one transaction) and one Form 4 filed in February 2022 (reporting one transaction); for Fabrizio Mozzi: one Form 4 filed in January 2022 (reporting one transaction) and one Form 3 filed in January 2022; for Lei Lei: one Form 3 filed in January 2022; for Kenneth Landini: one Form 4 filed in July 2021 (reporting one transaction) and one Form 4 filed in February 2022 (reporting one transaction); and for Guogang Wu: one Form 3 filed in July 2021, one Form 4 filed in July 2021 (reporting one transaction) and one Form 4 filed in February 2022 (reporting one transaction). No reasons were given for Mr. Winemaster’s late filings. Each late filing for Messrs. Arnett, Xykis, He, Simpkins, Landini, Mozzi, Wu and Ms. Lei were due to an internal administrative error by the Company.
CORPORATE GOVERNANCE
Audit Committee
The Company has a separately designated Audit Committee. Each member of the Audit Committee is financially literate and the Board has determined that each of Mr. Simpkins, the Chair of the Audit Committee, and Mr. He and Mr. Landini qualify as an “Audit Committee Financial Expert” as defined in applicable SEC rules because each meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The Board has determined that each of Mr. Simpkins, Mr. Landini and Mr. He meets the independence requirements for audit committee members under NASDAQ rules.
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of PSI’s employees, officers and directors, including those officers responsible for financial reporting. The Code of Ethics is available on the Company’s website at
www.psiengines.com
under “Investors” and then “Governance.”

Item 11.	Executive Compensation.
EXECUTIVE COMPENSATION
The named executive officers for the year ended December 31, 2021 were:

•	Lance M. Arnett, Chief Executive Officer and President, Former Chief Commercial Officer;

•	C. (Dino) Xykis, Chief Technical Officer;

•	Kenneth J. Winemaster, Former Executive Vice President; and

•	John P. Miller, Former Chief Executive Officer and President.
Executive Team Transitions
Chief Executive Officer Transition
As previously disclosed, effective February 15, 2021 (the “Retirement Date”), Mr. Miller retired as Chief Executive Officer and President and Lance Arnett, who previously served as the Company’s Chief Commercial Officer, was promoted to Chief Executive Officer as his successor. In connection with Mr. Miller’s retirement from the Company, Mr. Miller and the Company entered into a Separation Agreement and Release, effective the Retirement Date (the “Separation Agreement”). Pursuant to the Separation Agreement and the retirement of Mr. Miller, he received (a) a lump-sum
cash severance payment of $360,000, (b) subject to his election to receive continued group health plan coverage under COBRA, continued coverage at active-employee rates for up to 12 months after the Retirement Date, and (c) a cash payment of $36,000 under the long-term incentive plan (“LTI”) at the same time other LTI participants were paid.

Mr. Miller continued in a transition support role on an
as-needed
basis until May 15, 2021. Based on his compliance with the terms of the Separation Agreement, Mr. Miller received a total transition fee of $90,000 for the three month transition period. The Separation Agreement contains a release of the Company by Mr. Miller and mutual non-disparagement
provisions. Mr. Miller also agreed that the confidentiality, non-competition
and
non-solicitation
provisions in his employment agreement with the Company would remain in effect. Finally, Mr. Miller agreed to cooperate with, and make himself reasonably available to, the Company for a period ending twelve months following termination of the transition period in order to assist with the transition of his duties at a rate of $250 per hour plus expenses.
Executive Vice President Transition
Effective January 1, 2022 (the “Winemaster Retirement Date”), Mr. Winemaster retired as Executive Vice President. In connection with Mr. Winemaster’s retirement from the Company, Mr. Winemaster and the Company entered into a Retirement Agreement and Release (the “Retirement Agreement”), effective the Winemaster Retirement Date. Pursuant to the Retirement Agreement and the retirement of Mr. Winemaster, he is entitled to receive (a) cash severance payments of (i) $348,070 in 12 equal monthly installments of approximately $29,006, and (ii) 16,737 representing the payback of the 10% reduction in salary for Mr. Winemaster from July 2021 through December 31, 2021, (b) $32,500 under the 2019 Long Term Incentive (LTI) plan, to be paid on January 1, 2023 as long as paid to other executive LTI participants for the 2021 LTI plan year, as full and complete payment under the LTI plan, (c) maintenance of his preferred airline status throughout the current term and for one additional term, to the extent the Company continues to participate in such program, and (d) subject to his election to receive continued group health plan coverage under COBRA, continued coverage at active-employee rates for 13 months after the Winemaster Retirement Date. The Company previously inadvertently disclosed that the Retirement Agreement provided for the cash severance payment of $337,000.
The Retirement Agreement contains a release of the Company by Mr. Winemaster and mutual non-disparagement
provisions. Mr. Winemaster also agreed that the confidentiality, non-competition
and
non-solicitation
provisions in his employment agreement with the Company would remain in effect. Mr. Winemaster also agreed to cooperate with, and make himself reasonably available to, the Company in order to assist with the transition of his duties as requested by the Company at a rate of $250 per hour plus expenses.

Summary Compensation Table
The table below summarizes our named executive officers’ compensation for the services rendered to the Company, in all capacities, for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus (1)	Option/SAR Awards (2)	All Other Compensation (3)	Total
Lance M. Arnett (4)	2021	$401,250	$40,125	$307,508	$17,470	$766,353
Chief Executive Officer and Former Chief Commercial Officer	2020	287,542	33,500	164,000	414	$485,456
C. (Dino) Xykis (5)	2021	331,933	33,193	109,619	54,679	529,424
Chief Technical Officer
Kenneth J. Winemaster (6)	2021	330,904	32,500	—	362,164	725,568
Former Executive Vice President	2020	278,958	32,500	—	14,094	325,552
John P. Miller (4)	2021	45,000	—	—	450,149	495,149
Former Chief Executive Officer and President	2020	283,500	36,000	—	1,188	320,688

(1)
The amounts reported for Messrs. Arnett, Xykis and Winemaster in this column for 2021 represent their 2021 Long-Term Incentive (“LTI”) Plan amounts. A description of the Company’s LTI Plan is below under “Long-Term Incentive Plan.”

(2)
The amount reported in the “Option/SAR Awards” column for 2021 for Messrs. Arnett and Xykis, respectively, reflects the grant date fair value of (i) an award of 80,000 stock appreciation rights (“SARs”) granted to Mr. Arnett, effective February 24, 2021, and (ii) an award of 25,000 SARs granted to Mr. Xykis, effective March 12, 2021, each calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. The fair value of the SARs granted to Mr. Arnett was $3.85 and Mr. Xykis was $4.38, which was determined using the Black-Scholes-Merton valuation model with the following assumptions: (i) market closing price of the Company’s common stock on the date of grant ($6.00 for Mr. Arnett and $6.82 for Mr. Xykis); (ii) exercise price ($6.00 for Mr. Arnett and $6.82 for Mr. Xykis); (iii) risk-free interest rate (0.62% for Mr. Arnett and 0.85% for Mr. Xykis); (iv) estimated price volatility (81.00% for Mr. Arnett and 81.04% for Mr. Xykis); (v) expected term (5 years for Mr. Arnett and Mr. Xykis); and (vi) dividend yield 0.0% for Mr. Arnett and Mr. Xykis). The Company used rates on the grant date of zero-coupon
government bonds with maturities over periods covering the term of the awards. The Company considered the historical volatility of its stock price over a term similar to the expected life of the awards in determining expected volatility. The expected term is the period that the awards granted are expected to remain outstanding. The Company has never declared or paid a cash dividend on its common stock and has no plans to pay cash dividends in the foreseeable future.

(3)
The reported amounts for 2021 in the “All Other Compensation” column include (i) for Mr. Arnett: $12,600 for automobile-related payments, $414 for life insurance premiums and $4,456 for 401(k) matching contributions; (ii) for Mr. Xykis: (a) $1,188 for life insurance premiums, (b) $44,700 for automobile and commuting-related expenses (including an automobile allowance and gas allowance), (c) $740 for reimbursement of car insurance premiums and gross up of taxes related to the reimbursement, and (d) $8,052 for 401(k) matching contributions; (iii) for Mr. Winemaster: (a) $13,320 for automobile-related payments, (b) $774 for life insurance premiums, and (c) $348,070 in severance payments; and (iv) for Mr. Miller: (a) $149 for life insurance premiums, (b) $360,000 in severance payments, and (c) $90,000 for transition services. Item (c) for Mr. Winemaster and items (b) and (c) for Mr. Miller are described in more detail above under “Executive Team Transitions.”

(4)	Mr. Miller retired from his position as Chief Executive Officer and President and Mr. Arnett was promoted from Chief Commercial Officer to Chief Executive Officer, each effective February 15, 2021.
(5)	Because Mr. Xykis was not a Named Executive Officer before 2021, only his 2021 compensation is reported in the table.
(6)	Mr. Winemaster retired from his position as of Executive Vice President, effective January 1, 2022.

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
Mr. Xykis was promoted to the Company’s Chief Technical Officer on March 15, 2021 and entered into an employment agreement with the Company at that time that superseded his prior employment agreement (including amendments thereto) as Vice President of Engineering.
Mr. Xykis’ employment agreement provides that he will receive (a) an annual salary of $335,000 per year; (b) an annual incentive bonus under the Company’s KPI, with a target 50% of his base salary or as generally determined by the Company; (c) a bonus under the Company’s LTI plan with a target of 60% of his base salary or as generally determined by the Company; (d) subject to approval of the Compensation Committee, an award of 25,000 SARs pursuant to the Company’s 2012 Incentive Compensation Plan, with a strike price determined at the time grant, and with vesting to occur in equal installments on each of the first three anniversaries of the effective date, subject to his continued employment; (e) an automobile allowance of $1,975 per month; (f) $1,750 per month to cover the cost of gasoline for Mr. Xykis’ Company-related travel for so long as Mr. Xykis commutes from his current home to the Company’s headquarters; (g) reimbursement of reasonable amounts spent by Mr. Xykis on car insurance for his leased vehicle so long as Mr. Xykis submits documentation of such insurance costs to the Company; and (h) standard employee benefits as are generally available to senior employees of the Company.
If the Company terminates Mr. Xykis without cause (as defined in his employment agreement), Mr. Xykis would be eligible to receive: (i) certain accrued obligations; (ii) any determined, but unpaid, KPI or LTI bonus relating to the fiscal year prior to the fiscal year of termination; and (iii) a prorated KPI or LTI bonus for the fiscal year in which his termination occurs. In addition, subject to his execution of a general release of claims, Mr. Xykis is also eligible to receive severance consisting of: (x) 12 months of salary continuation payments; and (y) 12 months of health benefit continuation coverage on the same terms as provided before Mr. Xykis’ termination.
Messrs. Miller’s and Winemaster’s employment agreements terminated in connection with each of their retirements from the Company. The terms of each of their separation agreements are described above under “Executive Team Transitions.”
Each named executive officer is bound by certain confidentiality and restrictive covenants under their current or former employment agreements.
The 2021 salary information for Messrs. Arnett, Miller, Xykis and Winemaster includes payback of a temporary reduction in salary that occurred from July 2021 through December 31, 2021, which amounts were paid to each on December 31, 2021. Information about the payback to Mr. Winemaster is described more fully above under “Executive Team Transitions.”
Long-Term Incentive Plan
The Company established an LTI Plan for the period January 1, 2020 to December 31, 2022. Pursuant to the LTI Plan, executives, including the named executive officers, are eligible to receive 50% to 150% of a target incentive amount (which target incentive amount is equal to 60% of the executive’s base salary), with (i) 50% of the target incentive amount to be received as a bonus that is not tied to performance conditions and (ii) the remaining amount of 50% (plan target) to 100% (maximum) of the target incentive amount subject to the Company’s performance against a performance indicator based on return on assets over the three-year performance period. The 50% of the target incentive amount (equal to 30% of the executive’s base salary) vests in equal annual installments as follows:
(i) one-third
vested on December 31, 2020 and was paid out in the first quarter of 2021; (ii)
one-third
vested on December 31, 2021 and was paid out in April of 2022; and
(iii) one-third
will vest on December 31, 2022 along with any amount payable with respect to the performance-related component of the LTI plan (i.e. between 50% and 100% of the target incentive amount, depending on the Company’s performance as outlined in the prior sentence), and will be paid out 30 days after 2022 audit results are approved. A full description of the Company’s LTI Plan is available at Exhibit 10.35, “Description of Long-Term Incentive Plan” to the Company’s Form
10-K
for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

OUTSTANDING EQUITY AWARDS AT 2021
YEAR-END
The table below shows outstanding SAR awards as of December 31, 2021 held by each named executive officer. No stock awards remained outstanding for any named executive officers as of December 31, 2021.

	Option/SAR Awards
Name	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable		Equity incentive plan awards: Number of Securities Underlying Unexercised Unearned Options/SARs (#)	Option/SAR Exercise Price ($)	Option/SAR Expiration Date
Lance M. Arnett	33,332	16,667	1	—	4.83	December 10, 2029
	0	80,000	2		6.00	February 24, 2031
C. (Dino) Xykis	0	25,000	3	—	6.82	March 12, 2031
Kenneth J. Winemaster	—	—		—	—	—
John P. Miller	—	—		—	—	—

(1)
The amount reported represents Mr. Arnett’s outstanding SAR award under the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”), effective April 7, 2020, which has the following vesting schedule: 16,666 of the SAR shares vested and became exercisable on November 25, 2020, 16,666 of the SAR shares vested and became exercisable on November 25, 2021, and 16,667 of the SAR shares vest and become exercisable on November 25, 2022.

(2)
The amount reported represents Mr. Arnett’s outstanding SAR award under the 2012 Plan, effective February 24, 2021, which has the following vesting schedule: 20,000 of the SAR shares vested and became exercisable on February 19, 2022, 20,000 of the SAR shares vest and become exercisable on February 19, 2023, 20,000 of the SAR shares vest and become exercisable on February 19, 2024, and 20,000 of the SAR shares vest and become exercisable on February 19, 2025.

(3)
The amount reported represents Mr. Xykis’ outstanding SAR award under the 2012 Plan, effective March 12, 2021, which has the following vesting schedule: 8,333 of the SAR shares vested and became exercisable on March 15, 2022, 8,333 of the SAR shares vest and become exercisable on March 15, 2023, and 8,334 of the SAR shares vest and become exercisable on March 15, 2024.

Potential Payments Upon Termination or Change in Control
As of December 31, 2021, the Company had employment agreements with Messrs. Arnett, Xykis and Winemaster. Messrs. Arnett and Xykis are the only named executive officers currently with an employment agreement with the Company, which provides for payments upon termination without “cause” (as summarized above under the heading, “Employment Agreements with Named Executive Officers”). For a detailed description of the termination payments received by Messrs. Miller and Winemaster in connection with each’s retirement and resignation from the Company, please see the “Executive Team Transitions” section above.
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
The table below summarizes the compensation paid to each director for their service on the Board for the year ended December 31, 2021, as well as a stock grant related to Board service for the year ended December 31, 2020 that was not granted until 2021:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Fabrizio Mozzi (4)	$6,040	$9,130	$15,170
Shaojun Sun	90,917	—	90,917
Frank P. Simpkins	96,000	34,650	130,650
Kenneth W. Landini	69,000	34,650	103,650
Hong He	72,000	29,900	101,900
Sidong Shao	62,000	—	62,000
Lei Lei (4)	5,360	—	5,360
Guogang Wu (3)	60,774	14,960	75,734
Xinghao Li (3)	58,774	—	58,774

(1)
Director fees were not remitted to foreign directors in 2021, except for Dr. Sun, Guogang Wu and Sidong Shao, who each were paid their earned fees in 2021. The non-resident
directors are in the process of applying to the Internal Revenue Service to obtain individual U.S. taxpayer identification numbers.

(2)
Reflects the aggregate grant date fair value of restricted stock granted to (i) Messrs. Simpkins, Landini, He, and Wu on June 18, 2021, which vested on July 10, 2021, and related to their 2020 Board service, and (ii) Messrs. Simpkins, Landini, He, Wu and Mozzi on December 22, 2021, which will vest on July 10, 2022, and related to their 2021 Board service. The grant date fair value is computed in accordance with FASB ASC Topic 718. As of December 31, 2021, the following directors had the following outstanding shares of restricted stock: (a) Messrs. Landini, Simpkins and He each had 5,000 outstanding shares of restricted stock, (b) Mr. Wu had 2,083 outstanding shares of restricted stock, and (c) Mr. Mozzi had 2,917 outstanding shares of restricted stock. Directors not employed by Weichai, which consist of Messrs. Simpkins, Landini and He received grants of restricted stock in 2021 related to their 2020 and 2021 Board service. Mr. Mozzi, who is employed by a subsidiary of Weichai, received a waiver from Weichai permitting him to receive a restricted stock award related to his Board service in 2021. Mr. Wu, a former Weichai employee, received grants of restricted stock related to his 2020 and 2021 Board service following his departure from Weichai.

(3)	Messrs. Wu and Li resigned from the Board effective December 7, 2021.
(4)
Mr. Mozzi and Ms. Lei were appointed to the Board effective December 7, 2021. Compensation for each’s Board service was prorated for fiscal year 2021. Mr. Mozzi and Ms. Lei’s fees earned for their 2021 Board service will be remitted in 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s common stock as of April 21, 2022, by:

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
Beneficial ownership of Common Stock is based on 22,926,875 shares of Common Stock issued and outstanding as of April 21, 2022.
Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of Common Stock. Addresses for the beneficial owners are set forth in the footnotes to the table.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percent of Outstanding Common Stock
Directors:
Fabrizio Mozzi(2)	—	—
Shaojun Sun, Ph.D.	—	—
Kenneth W. Landini	39,000	*
Frank P. Simpkins	20,000	*
Hong He	8,750	*
Sidong Shao	—	—
Lei Lei(2)	—	—
Executive Officers:
Lance Arnett(3)	—	—
Kenneth J. Winemaster(4)	2,211,274	9.6%
C. Dino Xykis(3)	18,834
John P. Miller(5)	76,006	—
All executive officers and directors as a group (12 individuals)(3)(6)	2,373,864	10.4%
Parties owning beneficially more than 5% of the outstanding shares:
Neil Gagnon(7)	2,296,851	10.0%
Gary S. Winemaster(8)	3,343,279	14.6%
Weichai(9)	11,749,759	51.2%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each individual is 201 Mittel Drive, Wood Dale, Illinois 60191.
(2)	Were appointed during December 2021.
(3)
A stock appreciation right (“SAR”) granted under an equity compensation plan of the Company in respect of one or more shares of Common Stock generally entitles the holder thereof the right to receive, either in Common Stock, or in cash or Common Stock as determined by the Compensation Committee in its discretion, an amount per share of Common Stock equal to the excess, if any, of (i) the fair market value of a share of Common Stock on the date the SAR is exercised, over (ii) the grant price of the SAR. As of April 21, 2022, the fair market value of a share of Common Stock was less than the grant price of each outstanding SAR awarded to Mr. Arnett and Mr. Xykis. As a result, no shares were acquirable as of that date through the exercise of SARs for Mr. Arnett and Mr. Xykis.

(4)
Based on a Form 4 filed with the SEC May 16, 2019. Mr. Winemaster served as the Company’s Executive Vice President until January 1, 2022. Open market purchases or sales, if any, by Mr. Winemaster of Common Stock since the date that he ceased serving as the Company’s Executive Vice President are not known by the Company or reported in the table.

(5)
Based on a Form 4 filed with the SEC June 4, 2019. Mr. Miller served as the Company’s Chief Executive Officer and President until February 15, 2021. Open market purchases or sales, if any, by Mr. Miller of Common Stock since the date that he ceased serving as the Company’s Chief Executive Officer and President are not known by the Company or reported in the table.

(6)	This group includes in addition to those individuals named in the table: Mr. Thomas.
(7)
According to the Schedule 13G/A filed with the SEC on February 1, 2022, Neil Gagnon holds sole voting power with respect to 226,996 shares of Common Stock and sole dispositive power with respect to 226,996 shares of Common Stock. In addition, Mr. Gagnon has shared voting power over 2,015,929 shares of Common Stock and shared dispositive power over 2,066,525 shares of Common Stock. Subsequent to the 13G/A filed with the SEC on February 1, 2022, Neil Gagnon filed (i) a Form 4 with the SEC on February 2, 2022 indicating the acquisition of 408 shares and (ii) a Form 4 with the SEC on February 8, 2022 indicating the acquisition of 2,922 shares. The amount of shares disclosed in the above table includes these transactions. The business address of Mr. Gagnon is 1370 Ave. of the Americas, 24th Floor, New York, NY 10019.

(8)
According to the Form 4 filed with the SEC on February 17, 2022, Gary Winemaster beneficially owned 3,317,603 shares of Common Stock directly and 25,676 shares of Common Stock indirectly through his spouse’s holdings.

(9)
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

Equity Compensation Plan Information
The following table summarizes information regarding the securities that may be issued under the 2012 Plan as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Equity compensation plans approved by security holders	130,520	(1)	$7.87	(2)	417,024	(3)

Equity compensation plans not approved by security holders	—		—		—

Total	130,520		$7.87		417,024

(1)	Includes outstanding stock appreciation rights.
(2)	Represents the weighted average exercise price of outstanding stock appreciation rights.
(3)	Includes shares remaining available for issuance under the 2012 Plan as of December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
Related Person Transactions
Other than as described below, during the years ended December 31, 2021 and 2020, the Company did not enter into any related person transactions.
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
On July 14, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Second Shareholder’s Loan Agreement”) with Weichai America. The Second Shareholder’s Loan Agreement provided the Company with a $25.0 million uncommitted facility that is subordinated to the Amended and Restated Uncommitted Revolving Credit Agreement and any borrowing requests made under the Second Shareholder’s Loan Agreement are subject to Weichai America’s discretionary approval. Borrowings under the Second Shareholder’s Loan Agreement incurred interest at LIBOR plus 4.50% and were to be used for general corporate purposes, except for certain legal expenditures which required additional approval from Weichai America. The Second Shareholder’s Loan Agreement expires on May 20, 2022 with any outstanding principal and accrued interest due upon maturity.
On December 10, 2021, the Company entered into an additional Shareholder’s Loan Agreement (the “Third Shareholder’s Loan Agreement”) with Weichai America. The Third Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Amended and Restated Uncommitted Revolving Credit Agreement and any borrowing requests made under the Third Shareholder’s Loan Agreement are subject to Weichai America’s discretionary approval. Borrowings under the Third Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai America. The Third Shareholder’s Loan Agreement expires on November 30, 2022 with any outstanding principal and accrued interest due upon maturity.
On March 25, 2022, in connection with the amendment of the Company’s uncommitted revolving credit agreement with Standard Chartered Bank (the “Second Amended and Restated Uncommitted Revolving Credit Agreement”), the Company also amended two of its shareholder’s loan agreements with Weichai America, to among other things, extend the maturities thereof. The amended First Shareholder’s Loan Agreement (the “Amended First Shareholder’s Loan Agreement”) continues to provide the Company with a $130.0 million subordinated loan under which Weichai America is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Second Amended and Restated Uncommitted Revolving Credit Agreement if the Company is unable to pay such borrowings. The amended Second Shareholder’s Loan Agreement (the “Amended Second Shareholder’s Loan Agreement”) continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai America. The maturity of the Amended

First Shareholder’s Loan Agreement was extended to April 24, 2023 and the maturity of the Amended Second Shareholder’s Loan Agreement was extended to May 20, 2023. Borrowings under both agreements will bear interest at an annual rate equal to SOFR plus 4.65% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai America’s borrowing cost, the interest rate for such loan shall be equal to Weichai America’s borrowing cost plus 1.0%.
On April 20, 2022, the Company entered into an additional shareholder’s loan agreement with Weichai America (the “Fourth Shareholder’s Loan Agreement” together with the Amended First Shareholder’s Loan Agreement, the Amended Second Shareholder’s Loan Agreement and the Third Shareholder’s Loan Agreement, the “Shareholder’s Loan Agreements”). The Fourth Shareholder’s Loan Agreement, which matures on March 31, 2023, provides the Company with access to up to $30 million of credit at the discretion of Weichai America to supplement the Company’s working capital. The Fourth Shareholder’s Loan Agreement is subordinated in all respects to the Company’s existing $130 million uncommitted senior secured revolving credit facility with Standard Chartered Bank. Borrowings under the Fourth Shareholder’s Loan Agreement will incur interest at the applicable Secured Overnight Financing Rate (“SOFR”), plus 4.65% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai America’s borrowing cost, the interest rate for such loan shall be equal to Weichai America’s borrowing cost plus 1%.
The Shareholder’s Loan Agreements are subject to customary events of default and covenants. The Company has covenanted to secure any amounts borrowed under the Shareholder’s Loan Agreements upon payment in full of all amounts outstanding under the uncommitted revolving credit agreement with Standard Chartered Bank.
As of April 20, 2022, PSI had no borrowings under the Amended First Shareholder’s Loan Agreement, $25 million of borrowings under the Amended Second Shareholder’s Loan Agreement, $48 million of borrowings under the Third Shareholder’s Loan Agreement, and no borrowings under the Fourth Shareholder’s Loan Agreement.
In January 2022, PSI and Baudouin, a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. As of April 21, 2022, no sales have occurred.
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
Unless the Company avails itself of the “controlled company” status as discussed above, pursuant to NASDAQ listing standards, a majority of the members of the Board must qualify as “independent,” as affirmatively determined by the Board. In addition to the NASDAQ independence requirements, the Company also applies the independence guidelines set forth in its Corporate Governance Guidelines, which are available on the Company’s website at www.psiengines.com in the “Investors” section, under “Governance” which are substantially similar to the NASDAQ’s director independence requirements and “controlled company” exemptions. Consistent with this requirement, based on the review and recommendation of the Company’s Nominating Committee, the Board reviewed all relevant identified transactions or relationships between each of the Company’s directors, or any of their family members, and PSI, the Company’s senior management and the Company’s independent registered public accounting firm, and has affirmatively determined that each of Dr. Sun, Messrs. He, Landini, Mozzi, Simpkins and Ms. Lei and each former director, Messrs. Li and Wu meets the standards of independence under the applicable NASDAQ listing standards. In making this determination, the Board found Dr. Sun, Ms. Lei and Messrs. He, Landini, Mozzi and Simpkins and former directors, Messrs. Wu and Li to be free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. The Board has also determined that each member of its Audit Committee is independent under NASDAQ Rule 5605(a)(2). The Board found that Mr. Shao is not independent under the applicable NASDAQ listing standards.

Item 14.	Principal Accounting Fees and Services.
AUDIT-RELATED MATTERS
Independent Registered Public Accounting Firm Fees
The following table shows the fees for professional services rendered to us by BDO USA, LLP (“BDO”) for services in respect of the years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees(1)	$2,195,702	$2,561,608
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$2,195,702	$2,561,608

(1)
Audit Fees
: Audit fees for the fiscal years 2021 and 2020 include the aggregate fees incurred for the audit of the Company’s annual consolidated financial statements and to review interim quarterly consolidated financial information.

(2)	Audit-Related Fees : The Company did not engage BDO for any audit-related services during the 2021 and 2020 fiscal years.
(3)	Tax Fees : The Company did not engage BDO for any tax services during the 2021 and 2020 fiscal years.
(4)	All Other Fees : The Company did not engage BDO for any other services during the 2021 and 2020 fiscal years.
In accordance with its charter, the Audit Committee approved in advance all audit services provided by the Company’s independent registered public accounting firm for fiscal year 2021.
Pre-Approval
Policy and Procedures
In accordance with its charter, the Audit Committee approves in advance all audit and non-audit
services to be provided by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File
No. 001-35944)
are incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

2.1†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213

2.2	Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543

3.2	Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944

3.3	Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944

3.4	Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944

4.1	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944

10.1††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213

10.2††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944

10.3††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944

10.4††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944

10.5	Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944

10.6	Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944

10.7	Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944

10.8	First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

10.9	Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944

10.10†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944

10.11	Asset Purchase Agreement dated as of May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944

10.12	Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944

10.13	Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944

10.14†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944

10.15	Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944

10.16††	Employment Agreement, dated June 15, 2017, by and between Power Solutions International, Inc. and John P. Miller.	8-K/ A	10.1	06/21/2017	001-35944

10.17††	Employment Agreement, dated November 28, 2017, by and between Power Solutions International, Inc. and Kenneth Winemaster.	8-K	10.1	12/04/2017	001-35944

10.18	Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944

10.19	Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944

10.20	First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944

10.21	Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944

10.22††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944

10.23	First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944

10.24	Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944

10.25††	Employment Agreement, dated as of February 15, 2021, between the Company and Lance Arnett	8-K	10.1	02/16/2021	001-35944

10.26††	Separation Agreement and Release, dated as of February 15, 2021, between the Company and John P. Miller	8-K	10.2	02/16/2021	001-35944

10.27*±	Retirement Agreement and Release, dated as of December 14, 2021, between the Company and Kenneth Winemaster

10.28	Shareholder’s Loan Agreement, dated as of December 10, 2021, between the Company and Weichai America Corp.	8-K	10.1	12/16/2021	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

10.29	Second Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 25, 2022, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2022	001-35944

10.30	Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.2	03/28/2022	001-35944

10.31	First Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.3	03/28/2022	001-35944

10.32*††	Employment Agreement, dated March 15, 2021, by and between Constantine Xykis And Power Solutions International, Inc.

10.33††	Description of Long-Term Incentive Plan	10-K	10.35	03/30/2021	001-35944

21.1	Subsidiaries of Power Solutions International, Inc.	10-K	21.1	03/31/2022	001-35944

23.1	Consent of BDO USA, LLP	10-K	23.1	03/31/2022	001-35944

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	03/31/2022	001-35944

31.2	Certificate of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	03/31/2022	001-35944

31.3*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	03/31/2022	001-35944

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	03/31/2022	001-35944

101.INS	XBRL Instance Document.	10-K	101.INS	03/31/2022	001-35944

101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	101.SCH	03/31/2022	001-35944

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	101.CAL	03/31/2022	001-35944

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	101.LAB	03/31/2022	001-35944

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	101.PRE	03/31/2022	001-35944

101.DEF	XBRL Taxonomy Definition Linkbase Document.	10-K	101.DEF	03/31/2022	001-35944

104*	The cover page of this Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2021, formatted in Inline XBRL.

*	Filed with this Report.
**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

±	This exhibit replaces the inadvertently filed Exhibit 10.1 to the Form 8-K filed on December 17, 2021.
†	Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.
††	Management contract or compensatory plan or arrangement.
†††	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the SEC.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2022.

POWER SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Matthew Thomas
Name:	Matthew Thomas
Title:	Interim Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of May, 2022.

Signature	Title

/s/ Lance Arnett Lance Arnett	Chief Executive Officer and President (Principal Executive Officer)

/s/ Matthew Thomas Matthew Thomas	Interim Chief Financial Officer (Principal Accounting Officer)

/s/ Fabrizio Mozzi Fabrizio Mozzi	Chairman of the Board and Director

/s/ Shaojun Sun Shaojun Sun	Vice Chairman of the Board and Director

/s/ Sidong Shao Sidong Shao	Director

/s/ Kenneth W. Landini Kenneth W. Landini	Director

/s/ Frank P. Simpkins Frank P. Simpkins	Director

/s/ Hong He Hong He	Director

/s/ Lei Lei Lei Lei	Director