Form 10-Q
period 2022-03-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2022-05-16
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of May 9, 2022, there were 22,926,875 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); the impact of the ongoing COVID-19 pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the SEC and the United States Attorney's Office for the Northern District of Illinois (the “USAO”); variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; impact on the global economy of the war in Ukraine; the impact of supply chain interruptions and raw material shortages; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except par values)	As of March 31, 2022	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,267	$6,255
Restricted cash	3,160	3,477
Accounts receivable, net of allowances of $3,623 and $3,420 as of March 31, 2022 and December 31, 2021, respectively	71,250	65,110
Income tax receivable	4,497	4,276
Inventories, net	139,061	142,192
Prepaid expenses and other current assets	11,255	8,918
Total current assets	231,490	230,228
Property, plant and equipment, net	15,985	17,344
Intangible assets, net	7,243	7,784
Goodwill	29,835	29,835
Other noncurrent assets	14,415	15,347
TOTAL ASSETS	$298,968	$300,538

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$82,603	$93,256
Current maturities of long-term debt	223	254
Revolving line of credit	130,000	130,000
Other short-term financing	40,000	25,000
Other accrued liabilities	36,501	34,801
Total current liabilities	289,327	283,311
Deferred income taxes	1,388	1,016
Long-term debt, net of current maturities	25,586	25,636
Noncurrent contract liabilities	3,565	3,330
Other noncurrent liabilities	23,521	29,268
TOTAL LIABILITIES	$343,387	$342,561

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 22,927 and 22,926 shares outstanding at March 31, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	157,639	157,436
Accumulated deficit	(200,965)	(198,366)
Treasury stock, at cost, 190 and 191 shares at March 31, 2022 and December 31, 2021, respectively	(1,116)	(1,116)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(44,419)	(42,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$298,968	$300,538
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2022	2021
Net sales	$98,947	$100,171
Cost of sales	82,229	93,101
Gross profit	16,718	7,070
Operating expenses:
Research, development and engineering expenses	4,560	6,224
Selling, general and administrative expenses	11,385	15,811
Amortization of intangible assets	541	634
Total operating expenses	16,486	22,669
Operating income (loss)	232	(15,599)
Other expense, net:
Interest expense	2,445	2,161
Total other expense, net	2,445	2,161
Loss before income taxes	(2,213)	(17,760)
Income tax expense	386	390
Net loss	$(2,599)	$(18,150)

Weighted-average common shares outstanding:
Basic	22,927	22,892
Diluted	22,927	22,892
Loss per common share:
Basic	$(0.11)	$(0.79)
Diluted	$(0.11)	$(0.79)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2021	$23	$157,436	$(198,366)	$(1,116)	$(42,023)
Net loss	—	—	(2,599)	—	(2,599)
Stock-based compensation expense	—	203	—	—	203
Balance at March 31, 2022	$23	$157,639	$(200,965)	$(1,116)	$(44,419)

Balance at December 31, 2020	$23	$157,262	$(149,894)	$(1,294)	$6,097
Net loss	—	—	(18,150)	—	(18,150)
Stock-based compensation expense	—	109	—	—	109
Common stock issued for stock-based awards, net	—	—	—	(1)	(1)
Balance at March 31, 2021	$23	$157,371	$(168,044)	$(1,295)	$(11,945)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2022	2021
Cash (used in) provided by operating activities
Net loss	$(2,599)	$(18,150)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of intangible assets	541	634
Depreciation	1,206	1,266
Stock-based compensation expense	203	109
Amortization of financing fees	837	1,158
Deferred income taxes	372	369
Other adjustments, net	343	574
Changes in operating assets and liabilities:
Accounts receivable, net	(6,140)	7,620
Inventory, net	3,182	(1,363)
Prepaid expenses and other assets	(739)	(84)
Accounts payable	(10,777)	24,287
Other current liabilities	1,706	(11,144)
Other noncurrent liabilities	(5,512)	405
Net cash (used in) provided by operating activities	(17,377)	5,681
Cash used in investing activities
Capital expenditures	(116)	(617)
Other investing activities, net	—	10
Net cash used in investing activities	(116)	(607)
Cash provided by (used in) financing activities
Repayments of long-term debt and lease liabilities	(87)	(102)
Proceeds from short-term financings	15,000	—
Payments of deferred financing costs	(1,725)	(2,536)
Net cash provided by (used in) financing activities	13,188	(2,638)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,305)	2,436
Cash, cash equivalents, and restricted cash at beginning of the period	9,732	24,267
Cash, cash equivalents, and restricted cash at end of the period	$5,427	$26,703

(in thousands)	As of March 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$2,267	$23,404
Restricted cash	3,160	3,299
Total cash, cash equivalents, and restricted cash	$5,427	$26,703
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
Going Concern Considerations
On March 25, 2022, the Company amended and restated its $130.0 million uncommitted senior secured revolving credit agreement with Standard Chartered (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 24, 2023 or the demand of Standard Chartered. The Second Amended and Restated Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage

Ratio covenants for the second and third quarters of 2022. Borrowings under the Second Amended and Restated Credit Agreement will incur interest at either the alternate base rate or the Secured Overnight Financing Rate (“SOFR”) plus 2.95% per annum. The Second Amended and Restated Credit Agreement continues to be secured by substantially all of the Company’s assets and provides Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Second Amended and Restated Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Second Amended and Restated Credit Agreement grants Standard Chartered a power of attorney (POA) to submit a borrowing request to Weichai under the amended first shareholder’s loan agreement (see discussion below) if the Company did not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request. As of March 31, 2022, the Company had $130.0 million outstanding under the Second Amended and Restated Credit Agreement.
See Note 6. Debt, for further information regarding the terms and conditions of the Company’s debt agreements.
In connection with the Second Amended and Restated Credit Agreement, on March 25, 2022, the Company also amended two of its shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The amended first shareholder’s loan agreement (the “Amended First Shareholder’s Loan Agreement”) continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Second Amended and Restated Credit Agreement if the Company is unable to pay such borrowings. The amended second shareholder’s loan agreement (the “Amended Second Shareholder’s Loan Agreement”) continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai. The maturity of the Amended First Shareholder’s Loan Agreement was extended to April 24, 2023 and the maturity of the Amended Second Shareholder’s Loan Agreement was extended to May 20, 2023. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the Second Amended and Restated Credit Agreement. As of March 31, 2022, there were no borrowings under the Amended First Shareholder’s Loan Agreement and $25.0 million under the Amended Second Shareholder’s Loan Agreement.
The Company is also party to another shareholder’s loan agreement with Weichai, which was entered into on December 10, 2021 (the “Third Shareholder’s Loan Agreement”). The Third Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Second Amended and Restated Credit Agreement and any borrowing requests made under the Third Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Third Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Third Shareholder’s Loan Agreement expires on November 30, 2022, with any outstanding principal and accrued interest due upon maturity. As of March 31, 2022, the Company had $40.0 million outstanding under the Third Shareholder’s Loan Agreement.
On April 20, 2022, the Company entered into an additional shareholder’s loan agreement with Weichai (the “Fourth Shareholder’s Loan Agreement”). The Fourth Shareholder’s Loan Agreement, which matures on March 31, 2023, provides the Company with access to up to $30.0 million of credit at the discretion of Weichai to supplement the Company’s working capital. The Fourth Shareholder’s Loan Agreement is subordinated in all respects to the Second Amended and Restated Credit Agreement. Borrowings under the Amended First Shareholder’s Loan Agreement, the Amended Second Shareholder’s Loan Agreement and the Fourth Shareholder’s Loan Agreement will incur interest at the applicable SOFR, plus 4.65% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%.
As of March 31, 2022, the Company’s total outstanding debt obligations under the Second Amended and Restated Credit Agreement, the Amended Second Shareholder’s Loan Agreement, the Third Shareholder’s Loan Agreement and for finance leases and other debt were $195.8 million in the aggregate, and its cash and cash equivalents were $2.3 million. See Note 6. Debt, for additional information.
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
Additionally, as discussed further below, the global economy continues to be impacted by the outbreak of the COVID-19 that was first declared a global pandemic (the “COVID-19 pandemic”) in March 2020. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may continue to have a material adverse impact on the results of operations, financial position and liquidity of the Company.
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend and amend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Second Amended and Restated Credit Agreement in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Second Amended and Restated Credit Agreement in the future, and extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements.
COVID-19 and other Recent Business Impacts
The ongoing COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad.
During 2020 and 2021, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019 but showed signs of improvement in 2021, and through the first quarter of 2022. However, although rig counts in the U.S. oil markets increased during 2021 and through the first quarter of 2022, average rig counts remained below pre-pandemic levels. The Company also believes that capital spending within the U.S. oil and gas industry remains well below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during the first quarter of 2022, as compared to the prior year, sales remain below 2019 levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company continued to experience delays in its supply chain during the first quarter of 2022 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company continues to experience ongoing tariff costs for products that did not receive exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
The Company performs its annual goodwill impairment test as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As further discussed in Item 8., Note 5. Goodwill and Other Intangibles, the Company completed its annual goodwill impairment assessment as of October 1, 2021 and concluded that goodwill was not impaired. It is reasonably possible that potential adverse impacts of the factors noted above could result in the recognition of material impairments of goodwill and other long-lived assets or other related charges in future periods.
Lastly, during 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company believes its costs related to the matter will cease. Accordingly, the Company saw a substantial decline in these costs during the first quarter of 2022. However, at this time, the Company is not able to estimate the potential future amount of its indemnity obligations related to the pending SEC matter involving prior officers and employees.

See Note 9. Commitments and Contingencies for further discussion of the Company’s indemnification obligations. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the three months ended March 31, 2022, which contains unaudited consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021.
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
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with, and have been prepared in accordance with accounting policies reflected in, the consolidated financial statements and related notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“the 2021 Annual Report”). The Company’s significant accounting policies are described in the aforementioned 2021 Annual Report. Included below are certain updates to those policies. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. Operating results for interim periods are not necessarily indicative of annual operating results.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended March 31,
	2022	2021
Customer A	15%	15%
Customer B	**	20%
The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of March 31, 2022	As of December 31, 2021
Customer A	22%	24%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended March 31,
	2022	2021
Supplier A	12%	10%
Supplier B	**	14%
**Less than 10% of the total
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions include the valuation of allowances for uncollectible receivables, inventory reserves, warranty reserves, stock-based compensation, evaluation of goodwill, other intangibles, property, plant and equipment for impairment, and determination of useful lives of long-lived assets. Actual results could materially differ from those estimates.

Research and Development
R&D expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $4.6 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively.
Restricted Cash
The Company is required to maintain minimum levels of cash collateral to support the letters of credit. The cash collateral is held in a separate bank account which the Company is restricted from accessing. As discussed in Note 9. Commitments and Contingencies, the Company had outstanding letters of credit of $2.1 million March 31, 2022 and December 31, 2021, and restricted cash of $3.2 million and $3.5 million related to the letters of credit at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, the Company had restricted cash of $0.7 million related to a customer agreement executed in July 2021. The restricted cash is held in an escrow account and could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash and has recorded a liability in March 2022 within Noncurrent Contract Liabilities on the Consolidated Balance Sheet of $1.2 million.
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
Inventories consisted of the following:

(in thousands) Inventories	As of March 31, 2022	As of December 31, 2021
Raw materials	$117,692	$120,130
Work in process	4,967	8,923
Finished goods	19,776	16,509
Total inventories	142,435	145,562
Inventory allowance	(3,374)	(3,370)
Inventories, net	$139,061	$142,192
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Three Months Ended March 31,
Inventory Allowance	2022	2021
Balance at beginning of period	$3,370	$3,328
Charged to expense	49	553
Write-offs	(45)	(173)
Balance at end of period	$3,374	$3,708

Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of March 31, 2022	As of December 31, 2021
Accrued product warranty	$15,451	$15,830
Litigation reserves *	1,165	894
Contract liabilities	2,702	1,819
Accrued compensation and benefits	4,793	4,397
Operating lease liabilities	4,049	3,978
Accrued interest expense	1,247	625
Other	7,094	7,258
Total	$36,501	$34,801
*As of March 31, 2022 and December 31, 2021 litigation reserves related to various ongoing legal matters including associated legal fees.
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
Accrued product warranty activities are presented below:

(in thousands)	For the Three Months Ended March 31,
Accrued Product Warranty	2022	2021
Balance at beginning of period	$32,947	$31,542
Current year provision *	2,433	4,630
Changes in estimates for preexisting warranties **	(1,415)	4,119
Payments made during the period	(6,120)	(5,166)
Balance at end of period	27,845	35,125
Less: current portion	15,451	17,073
Noncurrent accrued product warranty	$12,394	$18,052
*Warranty (benefit)/costs, net of supplier recoveries, were a benefit of $0.3 million and a cost of $6.8 million for the three months ended March 31, 2022 and 2021, respectively. Supplier recoveries were $1.3 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the three months ended March 31, 2022, the benefit was in part attributable to a contract revision. The Company recorded a benefit for changes in estimates of preexisting warranties of $1.4 million, or $0.06 per diluted share, for the three months ended March 31, 2022, and charges of $4.1 million, or $0.18 per diluted share, for the three months ended March 31, 2021.
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
Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended March 31,
End Market	2022	2021
Power Systems	$38,230	$25,159
Industrial	45,803	34,320
Transportation	14,914	40,692
Total	$98,947	$100,171
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended March 31,
Geographic Area	2022	2021
United States	$74,410	$89,595
North America (outside of United States)	3,411	2,320
Pacific Rim	13,841	5,528
Europe	3,122	1,610
Other	4,163	1,118
Total	$98,947	$100,171
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

(in thousands)	As of March 31, 2022	As of December 31, 2021
Short-term contract assets (included in Prepaid expenses and other current assets)	$2,372	$2,707
Short-term contract liabilities (included in Other accrued liabilities)	(2,702)	(1,819)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(3,565)	(3,330)
Net contract liabilities	$(3,895)	$(2,442)
During the three months ended March 31, 2022 and 2021, the Company recognized $0.4 million and $14.9 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2021 and 2020, respectively. The decrease in the contract asset during the three months ended March 31, 2022 is related to the Company’s right to consideration being conditional at the end of the period. The increase in the contract liabilities during the three months ended March 31, 2022 was primarily related to revenue deferred related to a storage agreement for completed engines.
Remaining Performance Obligations
For performance obligations that extend beyond one year, the Company had $5.7 million of remaining performance obligations as of March 31, 2022 primarily related to a long-term manufacturing contract with a customer and extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $1.8 million in the remainder of 2022, $1.0 million in 2023, $1.0 million in 2024, $0.5 million in 2025, $0.2 million in 2026 and less than $1.2 million in 2027 and beyond.
Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreements
The Company is party to four shareholder’s loan agreements with Weichai, including the $130 million Amended First Shareholder’s Loan Agreement, the $25 million Amended Second Shareholder’s Loan Agreement, the $50 million Third Shareholder’s Loan Agreement, and the $30 million Fourth Shareholder’s Loan Agreement. See additional discussion of these debt agreements in Note 6. Debt.
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred, and revenue generated from third parties are recorded on a gross basis in the financial statements. For the three months ended March 31, 2022 and 2021, the Company’s sales to Weichai were immaterial in all periods. Purchases of inventory from Weichai were $4.3 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had immaterial receivables from Weichai and outstanding accounts payables to Weichai of $16.8 million and $12.5 million, respectively.
In January 2022, PSI and Baudouin, a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Property, Plant and Equipment
Leasehold improvements	$7,107	$7,107
Machinery and equipment	44,382	44,358
Construction in progress	887	1,125
Total property, plant and equipment, at cost	52,376	52,590
Accumulated depreciation	(36,391)	(35,246)
Property, plant and equipment, net	$15,985	$17,344
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both March 31, 2022 and December 31, 2021 was $29.8 million. Accumulated impairment losses at both March 31, 2022 and December 31, 2021 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(28,017)	$6,923
Developed technology	700	(695)	5
Trade names and trademarks	1,700	(1,385)	315
Total	$37,340	$(30,097)	$7,243

(in thousands)	As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(27,514)	$7,426
Developed technology	700	(680)	20
Trade names and trademarks	1,700	(1,362)	338
Total	$37,340	$(29,556)	$7,784

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Short-term financing:
Revolving credit facility *	$130,000	$130,000
Other short-term financing	40,000	25,000
Total Short-Term Debt	$170,000	$155,000

Long-term debt:
Unsecured senior notes	$25,000	$25,000
Finance leases and other debt	809	890
Total long-term debt and finance leases	25,809	25,890
Less: Current maturities of long-term debt and finance leases	223	254
Long-term debt	$25,586	$25,636
*Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $1.7 million and $0.8 million as of March 31, 2022 and December 31, 2021, respectively.
Credit Agreement and Shareholders’ Loan Agreements
On March 25, 2022, the Company amended and restated its $130.0 million uncommitted senior secured revolving credit agreement with Standard Chartered by entering into the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 24, 2023 or the demand of Standard Chartered. The Second Amended and Restated Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2022. Borrowings under the Second Amended and Restated Credit Agreement will incur interest at either the alternate base rate or the SOFR plus 2.95% per annum. The Second Amended and Restated Credit Agreement continues to be secured by substantially all of the Company’s assets and provides Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Second Amended and Restated Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Second Amended and Restated Credit Agreement grants Standard Chartered a power of attorney (POA) to submit a borrowing request to Weichai under the Amended First Shareholder’s Loan Agreement (see discussion below) if the Company did not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request. As of March 31, 2022, the Company had $130.0 million outstanding under the Second Amended and Restated Credit Agreement.
In connection with the Second Amended and Restated Credit Agreement, on March 25, 2022, the Company also amended two of its shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The Amended First Shareholder’s Loan Agreement continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Second Amended and Restated Credit Agreement if the Company is unable to pay such borrowings. The Amended Second Shareholder’s Loan Agreement continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai. The maturity of the Amended First Shareholder’s Loan Agreement was extended to April 24, 2023 and the maturity of the Amended Second Shareholder’s Loan Agreement was extended to May 20, 2023. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the Second Amended and Restated Credit Agreement. As of March 31, 2022, there were no borrowings under the Amended First Shareholder’s Loan Agreement and $25.0 million under the Amended Second Shareholder’s Loan Agreement.
The Company is also party to the Third Shareholder’s Loan Agreement with Weichai, which was entered into on December 10, 2021. The Third Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Second Amended and Restated Credit Agreement and any borrowing requests made under the Third Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Third Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Third Shareholder’s Loan Agreement expires on November 30, 2022, with any outstanding principal and accrued interest due upon maturity. As of March 31, 2022, the Company had $40.0 million outstanding under the Third Shareholder’s Loan Agreement.

On April 20, 2022, the Company entered into the Fourth Shareholder’s Loan Agreement with Weichai. The Fourth Shareholder’s Loan Agreement, which matures on March 31, 2023, provides the Company with access to up to $30.0 million of credit at the discretion of Weichai to supplement the Company’s working capital. The Fourth Shareholder’s Loan Agreement is subordinated in all respects to the Second Amended and Restated Credit Agreement. Borrowings under the Amended First Shareholder’s Loan Agreement, the Amended Second Shareholder’s Loan Agreement and the Fourth Shareholder’s Loan Agreement will incur interest at the applicable SOFR, plus 4.65% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%.
As of March 31, 2022, the Company’s total outstanding debt obligations under the Second Amended and Restated Credit Agreement, the Amended Second Shareholder’s Loan Agreement, the Third Shareholder’s Loan Agreement and for finance leases and other debt were $195.8 million in the aggregate, and its cash and cash equivalents were $2.3 million. See Note 6. Debt, for additional information.
See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.
Note 7.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between April 2022 and July 2034. For the three months ended March 31, 2022, the Company recorded lease expense of $1.6 million within Cost of sales, $0.1 million within Research, development, and engineering expenses, less than $0.1 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations. For the three months ended March 31, 2021, the Company recorded lease expense of $1.5 million within Cost of sales, $0.1 million within Research, development and engineering expenses, less than $0.1 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations.
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended March 31,
	2022	2021
Operating lease cost	$1,179	$1,242
Finance lease cost
Amortization of right-of-use (“ROU”) asset	48	52
Interest expense	6	10
Short-term lease cost	36	102
Variable lease cost	380	338
Sublease income	$(265)	$—
Total lease cost	$1,384	$1,744
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$1,221	$1,257
Operating cash flows paid for interest portion of finance leases	6	10
Financing cash flows paid for principal portion of finance leases	51	51
As of March 31, 2022 and December 31, 2021, the weighted-average remaining lease term for both periods was 5.8 years for operating leases and 3.4 years for finance leases, respectively. The weighted-average discount rate was 7.0% for operating leases as of both March 31, 2022 and December 31, 2021, and 6.6% and 6.5% for finance leases as of March 31, 2022 and December 31, 2021, respectively.
The following table presents supplemental balance sheet information related to leases:

(in thousands)	March 31, 2022	December 31, 2021
Operating lease ROU assets, net [1]	$12,613	$13,545

Operating lease liabilities, current [2]	4,049	3,978
Operating lease liabilities, non-current [3]	9,258	10,304
Total operating lease liabilities	$13,307	$14,282

Finance lease ROU assets, net [1]	$316	$364

Finance lease liabilities, current [2]	119	147
Finance lease liabilities, non-current [3]	238	260
Total finance lease liabilities	$357	$407
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
The following table presents maturity analysis of lease liabilities as of March 31, 2022:

(in thousands)	Operating Leases	Finance Leases
Nine months ending December 31, 2022	$3,637	$111
Year ending December 31, 2023	3,347	103
Year ending December 31, 2024	1,815	84
Year ending December 31, 2025	1,851	82
Year ending December 31, 2026	1,515	17
Thereafter	4,023	—
Total undiscounted lease payments	16,188	397
Less: imputed interest	2,881	40
Total lease liabilities	$13,307	$357
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

(in thousands)	As of March 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Other financing	65,000	—	65,000	—

(in thousands)	As of December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Other financing	50,000	—	50,000	—
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
Securities and Exchange Commission and United States Attorney’s Office for the Northern District of Illinois Investigations
In September 2020, the Company entered into agreements with the SEC and the USAO to resolve the investigations into the Company’s past revenue recognition practices. Under the settled administrative order with the SEC, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses identified in its 2017 Form 10-K filed in May 2019 by April 30, 2021 unless an extension was provided by the SEC. On April 12, 2021, the SEC granted the Company’s request for an extension of time until March 31, 2022 in which to comply with the requirements of the administrative order to remediate the remaining outstanding material weaknesses. In April 2022, the SEC granted a further extension of time until March 31, 2023 to fully comply with the administrative order. To the extent that the Company’s request for an extension from the SEC, or other actions are not successful and completed in accordance with the provisions of the settlement with the SEC and USAO, the Company may be required to incur additional time and expense towards further remediation efforts and incremental substantive procedures, which could have a material adverse effect on its results of operations. In addition, failure to comply with the provisions of the settlement agreements with the SEC and USAO could result in further actions by one or both governmental agencies which could have a material adverse effect on the Company’s results of operations.
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

In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. The stay remains in place pending further guidance from the Court. As of March 31, 2022 and December 31, 2021, the Company had recorded an estimated liability of $1.0 million and $0.3 million, respectively, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the settlement of this matter, related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Statement of Operations for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of March 31, 2022 and $0.5 million was outstanding as of December 31, 2021. Other accrued liabilities on the Consolidated Balance Sheet related to the settlement of this matter. In addition, the Company entered into an agreement with Mast under which Mast will provide various technical services.
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
Jeffrey Ehlers and Rick Lulloff Litigation
In September 2021, Jeffrey Ehlers and Rick Lulloff (“Lulloff”), former employees of the Company, made demand against the Company for approximately $2.4 million and $1.2 million, respectively, for alleged wages due and owing under each employee’s employment contract related to “Incentive Bonuses” for revenues generated in the Company’s transportation end market. In November 2021, Lulloff and Ehlers separately filed complaints against the Company in the Circuit Court of Cook County, Illinois, alleging breach of contract and violations of the Illinois Wage and Payment Collection Act incorporating their claims in the above referenced demand letter. The Company filed a notice of removal from the Circuit Court of Cook County, Illinois and have also moved to consolidate the cases which has been granted by the Court. Given the preliminary stage of the matter, the Company cannot predict the outcome of this matter, the reasonable possibility or range of loss, or meaningfully quantify how the final resolution of this matter may impact its results of operations, financial condition or cash flow and therefore no accrual has been made as of March 31, 2022.
Indemnification Agreements
Under the Company’s bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. As a result of cumulative legal fees and settlements previously paid, the Company fully exhausted its primary directors’ and officers’ insurance coverage of $30.0 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that will occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past directors and officers and certain former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. The Company accrues for such costs as incurred within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. For the three months ended March 31, 2022 and 2021, the Company incurred $0.2 million and $3.2 million, respectively, of costs related to these indemnification obligations. Included in the total indemnification obligations incurred for the three months ended March 31, 2022 are no costs that the Company incurred on behalf of Gary Winemaster, former Chairman of the Board and former Chief Executive Officer and President, who is also a related party.
In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy, which was renewed in June 2021. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments
At March 31, 2022, the Company had five outstanding letters of credit totaling $2.1 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.2 million as of March 31, 2022 related to these letters of credit.
The Company has arrangements with a certain supplier that requires it to purchase minimum volumes or be subject to monetary penalties. As of March 31, 2022, if the Company were to stop purchasing from this supplier, the aggregate amount of the penalty would be approximately $6.9 million. The Company does not currently anticipate any material penalties under this contract based on ongoing contractual discussions with the supplier.
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
The effective tax rate for the three months ended March 31, 2022 was -17.4%, compared to an effective tax rate for the three months ended March 31, 2021 of -2.2%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For the three months ended March 31, 2022 and March 31, 2021, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance.
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance at December 31, 2021	23,117	191	22,926
Net shares issued for Stock awards	—	(1)	1
Balance as of March 31, 2022	23,117	190	22,927
Note 12.    Loss Per Share
The Company computes basic loss per share by dividing net loss by the weighted-average common shares outstanding during the year. Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted loss per share for the three months ended March 31, 2022 and 2021.

The Company issued Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2021 Annual Report for additional information on the SARs and the RSAs.
The computations of basic and diluted loss per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(2,599)	$(18,150)

Denominator:
Shares used in computing net loss per share:
Weighted-average common shares outstanding – basic	22,927	22,892
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – diluted	22,927	22,892

Loss per common share:
Loss per share of common stock – basic	$(0.11)	$(0.79)
Loss per share of common stock – diluted	$(0.11)	$(0.79)

The aggregate number of shares excluded from the diluted loss per share calculations, because they would have been anti-dilutive, were 0.2 million for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, SARs and RSAs were not included in the diluted loss per share calculations as they would have been anti-dilutive (1) due to the losses reported in the Consolidated Statements of Operations or (2) the Company’s average stock price was less than the exercise price of the SARs or the grant price of the RSAs.
Note 13.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the Amended First Shareholder’s Loan Agreement, the Amended Second Shareholder’s Loan Agreement, the Third Shareholder’s Loan Agreement, the Fourth Shareholder’s Loan Agreement and the Collaboration Agreement with Weichai.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three months ended March 31, 2022 and 2021, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
Executive Overview
The Company designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the power systems, industrial and transportation end markets with primary manufacturing, assembly, engineering, research and development (“R&D”), sales and distribution facilities located in suburban Chicago, Illinois and Darien, Wisconsin. The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, such as the U.S. Environment Protection Agency (“EPA”), the California Air Resource Board (“CARB”) and the People’s Republic of China’s Ministry of Ecology and Environment (“MEE”).
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
For the three months ended March 31, 2022, the Company’s net sales decreased $1.2 million, or 1%, from the three months ended March 31, 2021 to $98.9 million, as a result of a sales decline of $25.8 million in the transportation end market, partly offset by increases of $13.1 million and $11.5 million in the power systems and industrial end markets, respectively. Gross margin for the three months ended March 31, 2022 was 16.9%, a improvement versus 7.1% in the comparable 2021 period. Gross profit increased $9.6 million for the three months ended March 31, 2022, while operating expenses decreased by $6.2 million, as compared to the comparable period in 2021. Interest expense increased by $0.3 million for the three months ended March 31, 2022 versus the comparable period in 2021. Also, the Company recorded income tax expense of $0.4 million for both the three months ended March 31, 2022 and March 31, 2021, respectively. Collectively, these factors contributed to a $15.6 million decrease in the net loss, which totaled $2.6 million in the 2022 period compared to a net loss of $18.2 million in the same period of 2021. Diluted loss per share was $0.11 in the 2022 period compared to a diluted loss per share of $0.79 in the comparable 2021 period. Adjusted net loss, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $0.9 million in the 2022 period, an improvement of $12.1 million, compared to an Adjusted net loss of $13.0 million in 2021. Adjusted loss per share was $0.03 in 2022 compared to an Adjusted loss per share of $0.56 in 2021. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was positive at $3.7 million in 2022 compared to an Adjusted EBITDA loss of $8.5 million in 2021. Adjusted net (loss) income, Adjusted earnings (loss) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
Net sales by geographic area and by end market for the three months ended March 31, 2022 and 2021 are presented below:

(in thousands)	For the Three Months Ended March 31,
	2022		2021
Geographic Area		% of Total		% of Total
United States	$74,410	75%	$89,595	90%
North America (outside of United States)	3,411	4%	2,320	2%
Pacific Rim	13,841	14%	5,528	5%
Europe	3,122	3%	1,610	2%
Other	4,163	4%	1,118	1%
Total	$98,947	100%	$100,171	100%

(in thousands)	For the Three Months Ended March 31,
	2022		2021
End Market		% of Total		% of Total
Power Systems	$38,230	39%	$25,159	25%
Industrial	45,803	46%	34,320	34%
Transportation	14,914	15%	40,692	41%
Total	$98,947	100%	$100,171	100%
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
As of the date of this Form 10-Q, the Company continues to judiciously manage its expenses through the continuation of certain measures, including the restriction of all non-essential travel and minimized discretionary expenses and consulting services. The Company continues to review operating expenses, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. During 2021, the Company took rightsizing actions to align its staffing with current needs, while also streamlining certain roles. These actions, when coupled with attrition, contributed to the reduction of approximately 100 positions, or approximately 12.5% of the Company’s headcount. Also, the Company continues to review its facilities footprint in light of its current and planned business mix and its evolving needs. To date, these efforts resulted in the exit and sublease of its Hanover Park, IL materials and warehousing facility which is expected to generate annualized savings of approximately $1.3 million, with approximately $0.9 million expected to be realized in 2022.
The full impact of the COVID-19 pandemic continues to evolve as of the date of this Form 10-Q.
During 2020 and 2021, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019 but showed signs of improvement in 2021 and through the first quarter of 2022. However, although rig counts in the U.S. oil markets increased during 2021 and through the first quarter of 2022, average rig counts remained below pre-pandemic levels. The Company also believes that capital spending within the U.S. oil and gas industry remains well below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during the first quarter of 2022, as compared to the prior year, sales remain below 2019 levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company continued to experience delays in its supply chain during the first quarter of 2022 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company continues to experience ongoing tariff costs for products that did not receive exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
Lastly, during 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company believes its costs related to the matter will cease. Accordingly, the Company saw a substantial decline in these costs during the first quarter of 2022. However, at this time, the Company is not able to estimate the potential future amount of its indemnity obligations related to the pending SEC matter involving prior officers and employees. See Note 9. Commitments and Contingencies, included in Part 1, Item 1. Financial Statements, for further discussion of the Company’s indemnification obligations. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.

Results of Operations
Results of operations for the three months ended March 31, 2022 compared with the three months ended March 31, 2021:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2022	2021	Change	% Change
Net sales	$98,947	$100,171	$(1,224)	(1)%
Cost of sales	82,229	93,101	(10,872)	(12)%
Gross profit	16,718	7,070	9,648	136%
Gross margin %	16.9%	7.1%	9.8%
Operating expenses:
Research, development and engineering expenses	4,560	6,224	(1,664)	(27)%
Research, development and engineering expenses as a % of sales	4.6%	6.2%	(1.6)%
Selling, general and administrative expenses	11,385	15,811	(4,426)	(28)%
Selling, general and administrative expenses as a % of sales	11.5%	15.8%	(4.3)%
Amortization of intangible assets	541	634	(93)	(15)%
Total operating expenses	16,486	22,669	(6,183)	(27)%
Operating income (loss)	232	(15,599)	15,831	(101)%
Other expense, net:
Interest expense	2,445	2,161	284	13%
Other expense, net	—	—	—	—%
Total other expense, net	2,445	2,161	284	13%
Loss before income taxes	(2,213)	(17,760)	15,547	(88)%
Income tax expense	386	390	(4)	(1)%
Net loss	$(2,599)	$(18,150)	$15,551	(86)%

Loss per common share:
Basic	$(0.11)	$(0.79)	$0.68	(86)%
Diluted	$(0.11)	$(0.79)	$0.68	(86)%

Non-GAAP Financial Measures:
Adjusted net loss *	$(879)	$(12,956)	$12,077	93%
Adjusted loss per share *	$(0.03)	$(0.56)	0.53	95%
EBITDA *	$1,979	$(13,699)	$15,678	114%
Adjusted EBITDA *	$3,699	$(8,505)	$12,204	143%
NM    Not meaningful
*    See reconciliation of non-GAAP financial measures to GAAP results below

Net Sales
Net sales decreased $1.2 million, or 1%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as a result of a sales decline of $25.8 million in the transportation end market, partly offset by increases of $13.1 million and $11.5 million in the power systems and industrial end markets, respectively. Further, overall sales in the first quarter of 2022 continued to reflect supply chain challenges that impacted the Company’s ability to timely meet certain orders. The decreased sales within the transportation end market were primarily attributable to lower sales in the medium duty truck market, coupled with lower demand for school bus products. Higher power systems end market sales were primarily due to increased sales of power generation products, particularly to customers serving the demand response markets and to customers with traditional exposure to the oil and gas markets. Higher industrial end market sales are primarily due to increased demand for products across various applications, with the largest increase attributable to products used within the material handling/forklift market.
Gross Profit
Gross profit increased by $9.6 million, or 136%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Gross margin was 16.9% during the three months ended March 31, 2022, an increase of 9.8 percentage points compared to 7.1% for the three months ended March 31, 2021, primarily due to lower warranty expense, among other items. For the three months ended March 31, 2022, warranty costs were a benefit of $0.3 million, a change of $7.1 million compared to warranty costs of $6.8 million last year, due largely to favorable adjustments to preexisting warranties during the first quarter of 2022. A majority of the warranty activity is attributable to products sold within the transportation end market.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended March 31, 2022 were $4.6 million, a decrease of $1.7 million, or 27%, from the three months ended March 31, 2021, due to lower wages and benefits driven by reduced headcount and lower project activity in the current quarter versus the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased during the three months ended March 31, 2022 by $4.4 million, or 28%, compared to the three months ended March 31, 2021, primarily due to lower legal costs related to the Company’s indemnification obligations of former officers and employees driven largely by the conclusion of the USAO trial involving former officers and employees during September 2021. (see additional discussion in Note 9. Commitments and Contingencies in Part I. Item 1. Financial Statements for further discussion). The Company also experienced lower wages and benefits expense, due in part to reduced incentive compensation expense, and also had lower financial reporting fees.
Interest Expense
Interest expense increased $0.3 million to $2.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due in part to higher outstanding debt levels during the current quarter versus the prior year. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Income Tax Expense
The Company recorded income tax expense of $0.4 million for both the three months ended March 31, 2022 and 2021, respectively. The Company’s pretax loss was $2.2 million for the three months ended March 31, 2022, compared to a pretax loss of $17.8 million for the three months ended March 31, 2021. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax benefits otherwise associated with the pre-tax losses for the three months ended March 31, 2022 and 2021. See Note 10. Income Taxes, included in Part 1, Item 1. Financial Statements, for additional information related to the Company’s income tax provision.

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
The following table presents a reconciliation from Net loss to Adjusted net loss or the three months ended March 31, 2022 and 2021:

(in thousands)	For the Three Months Ended March 31,
	2022	2021
Net loss	$(2,599)	$(18,150)
Stock-based compensation [1]	203	109
Severance [2]	12	460
Internal control remediation [3]	471	393
Government investigations and other legal matters [4]	1,034	4,232
Adjusted net loss	$(879)	$(12,956)

The following table presents a reconciliation from Loss per common share – diluted to Adjusted loss per share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Loss per common share – diluted	$(0.11)	$(0.79)
Stock-based compensation [1]	0.01	0.01
Severance [2]	—	0.02
Internal control remediation [3]	0.02	0.02
Government investigations and other legal matters [4]	0.05	0.18
Adjusted loss per share – diluted	$(0.03)	$(0.56)

Diluted shares (in thousands)	22,927	22,893
The following table presents a reconciliation from Net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

(in thousands)	For the Three Months Ended March 31,
	2022	2021
Net loss	$(2,599)	$(18,150)
Interest expense	2,445	2,161
Income tax expense	386	390
Depreciation	1,206	1,266
Amortization of intangible assets	541	634
EBITDA	1,979	(13,699)
Stock-based compensation [1]	203	109
Severance [2]	12	460
Internal control remediation [3]	471	393
Government investigations and other legal matters [4]	1,034	4,232
Adjusted EBITDA	$3,699	$(8,505)
1.Amounts reflect non-cash stock-based compensation expense.
2.Amounts represent severance and other post-employment costs for certain former employees of the Company.
3.Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.
4.Amounts include professional services fees for the three months ended March 31, 2022 of $0.2 million, and $3.2 million for the three months ended March 31, 2021, related to costs to indemnify certain former officers and employees of the Company. The Company is obligated to pay legal costs of certain former officers and employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 9. Commitments and Contingencies of Part I, Item 1. Financial Statements, the Company fully exhausted its historical primary directors’ and officers’ insurance coverage in connection with these matters during the first quarter of 2020. Also included are professional services fees and reserves related to certain other legal matters.
Cash Flows
Cash was impacted as follows:

(in thousands)	For the Three Months Ended March 31,
	2022	2021	Change	% Change
Net cash (used in) provided by operating activities	$(17,377)	$5,681	$(23,058)	*NM
Net cash used in investing activities	(116)	(607)	491	81%
Net cash provided by (used in) financing activities	13,188	(2,638)	15,826	*NM
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,305)	$2,436	$(6,741)	*NM
Capital expenditures	$(116)	$(617)	$501	81%
*NMNot meaningful
Cash Flows for the Three Months Ended March 31, 2022
Cash Flow from Operating Activities

Net cash used in operating activities was $17.4 million in the three months ended March 31, 2022 compared to net cash provided by operating activities of $5.7 million in the three months ended March 31, 2021, resulting in an increase of $23.1 million in cash used in operating activities year-over-year. The increase in cash used by operating activities was primarily related to a decrease in the net loss of $15.6 million, offset by a $38.0 million decrease in cash generated from working capital accounts, and a $0.6 million decline in non-cash adjustments. The decrease in cash generated from working capital in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily related to lower accounts receivable collections and a net decrease in liabilities, partly offset by a decrease in cash outflows associated with inventory purchases. The net decrease in liabilities was largely due to decreased accounts payable due to the timing of management of payables and a decrease in other non current liabilities, partly offset by an increase in other current liabilities. The decrease in non-cash adjustments was primarily due to decreased amortization of deferred financing fees.
Cash Flow from Investing Activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2022 compared to cash used in investing activities of $0.6 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, cash used in investing activities primarily related to capital expenditures associated with normal maintenance of the Company’s facilities.
Cash Flow from Financing Activities
The Company generated $13.2 million in cash from financing activities in the three months ended March 31, 2022 compared to $2.6 million in cash used by financing activities in the three months ended March 31, 2021. The cash generated by financing activities for the three months ended March 31, 2022 was primarily attributable to cash received under the shareholder’s loan agreement with Weichai, compared to no new borrowings for the three months ended March 31, 2021. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements related to the amendments of the Company’s debt arrangements.
Liquidity and Capital Resources
On March 25, 2022, the Company amended and restated its $130.0 million uncommitted senior secured revolving credit agreement with Standard Chartered by entering (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 24, 2023 or the demand of Standard Chartered. The Second Amended and Restated Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2022. Borrowings under the Second Amended and Restated Credit Agreement will incur interest at either the alternate base rate or the SOFR plus 2.95% per annum. The Second Amended and Restated Credit Agreement continues to be secured by substantially all of the Company’s assets and provides Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Second Amended and Restated Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Second Amended and Restated Credit Agreement grants Standard Chartered a power of attorney (POA) to submit a borrowing request to Weichai under the Amended First Shareholder’s Loan Agreement (see discussion below) if the Company did not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request. As of March 31, 2022, the Company had $130.0 million outstanding under the Second Amended and Restated Credit Agreement.
In connection with the Second Amended and Restated Credit Agreement, on March 25, 2022, the Company also amended two of its shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The amended first shareholder’s loan agreement (the “Amended First Shareholder’s Loan Agreement”) continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Second Amended and Restated Credit Agreement if the Company is unable to pay such borrowings. The amended second shareholder’s loan agreement (the “Amended Second Shareholder’s Loan Agreement”) continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai. The maturity of the Amended First Shareholder’s Loan Agreement was extended to April 24, 2023 and the maturity of the Amended Second Shareholder’s Loan Agreement was extended to May 20, 2023. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the Second Amended and Restated Credit Agreement. As of March 31, 2022, there were no borrowings under the Amended First Shareholder’s Loan Agreement and $25.0 million under the Amended Second Shareholder’s Loan Agreement.
The Company is also party to the third shareholder’s loan agreement with Weichai, which was entered into on December 10, 2021 (the “Third Shareholder’s Loan Agreement”). The Third Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Second Amended and Restated Credit Agreement and any borrowing requests made under the Third Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Third Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Third Shareholder’s Loan Agreement expires on November 30, 2022 with any outstanding principal and accrued interest due upon maturity. As of March 31, 2022, the Company had $40.0 million outstanding under the Third Shareholder’s Loan Agreement.
On April 20, 2022, the Company entered into an additional shareholder’s loan agreement with Weichai (the “Fourth Shareholder’s Loan Agreement”). The Fourth Shareholder’s Loan Agreement, which matures on March 31, 2023, provides the Company with access to up to $30.0 million of credit at the discretion of Weichai to supplement the Company’s working capital. The Fourth Shareholder’s Loan Agreement is subordinated in all respects to the Second Amended and Restated Credit Agreement. Borrowings under the Amended First Shareholder’s Loan Agreement, the Amended Second Shareholder’s Loan Agreement and the Fourth Shareholder’s Loan Agreement will incur interest at the applicable SOFR, plus 4.65% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%.
As of March 31, 2022, the Company’s total outstanding debt obligations under the Second Amended and Restated Credit Agreement, the Amended Second Shareholder’s Loan Agreement, the Third Shareholder’s Loan Agreement and for finance leases and other debt were $195.8 million in the aggregate, and its cash and cash equivalents were $2.3 million. See Item 1. Financial Statements and Supplementary Data, Note 6. Debt, for additional information.
As of March 31, 2022, Accounts Payable were approximately $82.6 million reflective of elevated inventory, costs incurred related to the Company’s indemnification obligations and the management of timing of payables.
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
During 2020 and 2021, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019 but showed signs of improvement in 2021 and through the first quarter of 2022. However, although rig counts in the U.S. oil markets increased during 2021 and through the first quarter of 2022, average rig counts remained below pre-pandemic levels. The Company also believes that capital spending within the U.S. oil and gas industry remains well below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during the first quarter of 2022, as compared to the prior year, sales remain below 2019 levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company continued to experience delays in its supply chain during the first quarter of 2022 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company continues to experience ongoing tariff costs for products that did not receive exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
Lastly, during 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company believes its costs related to the matter will cease. Accordingly, the Company saw a substantial decline in these costs during the first quarter of 2022. However, at this time, the Company is not able to estimate the potential future amount of its indemnity obligations related to the pending SEC matter involving prior officers and employees. See Item 1. Financial Statements and Supplementary Data, Note 9. Commitments and Contingencies for further discussion of the Company’s indemnification obligations. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.

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
At March 31, 2022, the Company had five outstanding letters of credit totaling $2.1 million. See Item 1. Financial Statements and Supplementary Data, Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2021 Annual Report on Form 10-K (the “2021 Annual Report”). During the three months ended March 31, 2022, there were no significant changes in the application of critical accounting policies.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Chief Executive Officer and its Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
The Company’s management, with the participation of its Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed under Item 9A. Controls and Procedures in the 2021 Annual Report, the Company’s management concluded that its internal control over financial reporting was not effective based on the material weaknesses identified. Management is committed to the continued implementation of remediation efforts to address the material weaknesses. The remediation efforts summarized below, which have been or will be implemented, are intended both to address the identified material weaknesses and to enhance the Company’s overall internal control environment.
As further discussed in Part II. Item 8. Financial Statements and Supplementary Data., Note 10. Commitments and Contingencies of the Company’s 2020 Annual Report, under the settled administrative order with the SEC, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses identified in its 2017 Form 10-K filed in May 2019 by April 30, 2021 unless an extension was provided by the SEC. On April 12, 2021, the SEC granted the Company’s request for an extension of time until March 31, 2022 in which to comply with the requirements of the administrative order to remediate the remaining outstanding material weaknesses. In April 2022, the SEC granted a further extension of time until March 31, 2023 to fully comply with the administrative order.
IT Skillset and Competency:
The Company continues to assess the level of technical skills in its information technology (“IT”) function to support the design and implementation of IT general controls (“ITGCs”). The IT function has been reorganized under the leadership of a Chief Information Officer who reports to the Chief Executive Officer. The Company also hired an IT Security lead and is actively recruiting for certain technical IT positions. The Company has continued to experience turnover in its IT functions. The IT function will continue to receive control related training, consider additional hiring, and supplement with temporary resources.
Information Technology:
▪The Company has reconstructed its ITGC framework to focus on controls that mitigate key financial reporting risks.
▪The Company has designed and is implementing controls over access, change management and IT operations to ensure that access rights are restricted to appropriate individuals, and that data integrity is maintained via effective change management controls over system updates and over the transfer of data between systems.
▪The Company continues to adjust its Enterprise Resource Planning (“ERP”) System to work towards improvement and automation of ITGC’s as well as other business process application controls. The Company also continues to enhance procedures to validate the information produced by the entity and end user computing to compensate while the ITGC controls are being improved.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Second Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 25, 2022, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2022	001-35944
10.2		Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.2	03/28/2022	001-35944
10.3		First Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.3	03/28/2022	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Interim Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of May 2022.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Matt Thomas
Name:	Matt Thomas
Title:	Interim Chief Financial Officer (Principal Financial Officer)