Form 10-Q
period 2022-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2022-08-11
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of August 4, 2022, there were 22,949,059 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); the impact of the ongoing COVID-19 pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the impact of rising interest rates; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the SEC and the United States Attorney's Office for the Northern District of Illinois (the “USAO”); variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; impact on the global economy of the war in Ukraine; the impact of supply chain interruptions and raw material shortages; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. The Company makes these filings available free of charge on its website (http://www.psiengines.com) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this Quarterly Report on Form 10-Q. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of June 30, 2022 (unaudited)	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,448	$6,255
Restricted cash	3,450	3,477
Accounts receivable, net of allowances of $3,103 and $3,420 as of June 30, 2022 and December 31, 2021, respectively	86,804	65,110
Income tax receivable	3,098	4,276
Inventories, net	131,129	142,192
Prepaid expenses and other current assets	13,859	8,918
Total current assets	241,788	230,228
Property, plant and equipment, net	15,028	17,344
Intangible assets, net	6,712	7,784
Goodwill	29,835	29,835
Other noncurrent assets	13,686	15,347
TOTAL ASSETS	$307,049	$300,538

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$75,875	$93,256
Current maturities of long-term debt	200	254
Revolving line of credit	130,000	130,000
Other short-term financing	79,820	25,000
Other accrued liabilities	38,963	34,801
Total current liabilities	324,858	283,311
Deferred income taxes	791	1,016
Long-term debt, net of current maturities	536	25,636
Noncurrent contract liabilities	3,654	3,330
Other noncurrent liabilities	20,223	29,268
TOTAL LIABILITIES	$350,062	$342,561

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 22,928 and 22,926 shares outstanding at June 30, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	157,689	157,436
Accumulated deficit	(199,607)	(198,366)
Treasury stock, at cost, 189 and 191 shares at June 30, 2022 and December 31, 2021, respectively	(1,118)	(1,116)
TOTAL STOCKHOLDERS’ DEFICIT	(43,013)	(42,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$307,049	$300,538
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$120,479	$111,478	$219,426	$211,649
Cost of sales	102,158	98,284	184,388	191,385
Gross profit	18,321	13,194	35,038	20,264
Operating expenses:
Research, development and engineering expenses	4,554	6,111	9,113	12,335
Selling, general and administrative expenses	9,995	21,089	21,380	36,900
Amortization of intangible assets	531	633	1,072	1,267
Total operating expenses	15,080	27,833	31,565	50,502
Operating income (loss)	3,241	(14,639)	3,473	(30,238)
Other expense, net:
Interest expense	2,670	1,469	5,115	3,630
Other expense, net	—	1	—	1
Total other expense, net	2,670	1,470	5,115	3,631
Income (Loss) before income taxes	571	(16,109)	(1,642)	(33,869)
Income tax benefit	(787)	(538)	(401)	(148)
Net income (loss)	$1,358	$(15,571)	$(1,241)	$(33,721)

Weighted-average common shares outstanding:
Basic	22,927	22,893	22,927	22,893
Diluted	22,940	22,893	22,927	22,893
Earnings (Loss) per common share:
Basic	$0.06	$(0.68)	$(0.05)	$(1.47)
Diluted	$0.06	$(0.68)	$(0.05)	$(1.47)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance at March 31, 2022	$23	$157,639	$(200,965)	$(1,116)	$(44,419)
Net income	—	—	1,358	—	1,358
Stock-based compensation expense	—	50	—	—	50
Common stock issued for stock-based awards, net	—	—	—	(2)	(2)
Balance at June 30, 2022	$23	$157,689	$(199,607)	$(1,118)	$(43,013)

Balance at March 31, 2021	23	157,371	(168,044)	(1,295)	(11,945)
Net loss	—	—	(15,571)	—	(15,571)
Stock-based compensation expense	—	23	—	100	123
Common stock issued for stock-based awards, net	—	—	—	(3)	(3)
Balance at June 30, 2021	$23	$157,394	$(183,615)	$(1,198)	$(27,396)

(in thousands)	For the Six Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance at December 31, 2021	$23	$157,436	$(198,366)	$(1,116)	$(42,023)
Net loss	—	—	(1,241)	—	(1,241)
Stock-based compensation expense	—	253	—	—	253
Common stock issued for stock-based awards, net	—	—	—	(2)	(2)
Balance at June 30, 2022	$23	$157,689	$(199,607)	$(1,118)	$(43,013)

Balance at December 31, 2020	$23	$157,262	$(149,894)	$(1,294)	$6,097
Net loss	—	—	(33,721)	—	(33,721)
Stock-based compensation expense	—	132		100	232
Common stock issued for stock-based awards, net	—	—	—	(4)	(4)
Balance at June 30, 2021	$23	$157,394	$(183,615)	$(1,198)	$(27,396)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2022	2021
Cash used in operating activities
Net loss	$(1,241)	$(33,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,072	1,267
Depreciation	2,393	2,445
Stock-based compensation expense	253	232
Amortization of financing fees	1,283	1,627
Deferred income taxes	(225)	371
Other adjustments, net	482	503
Changes in operating assets and liabilities:
Accounts receivable, net	(21,706)	577
Inventory, net	11,048	(21,417)
Prepaid expenses and other assets	(1,600)	11
Accounts payable	(17,406)	48,475
Other current liabilities	4,175	(10,122)
Other noncurrent liabilities	(8,721)	(4,487)
Net cash used in operating activities	(30,193)	(14,239)
Cash (used in) provided by investing activities
Capital expenditures	(508)	(1,185)
Return of investment in joint venture	—	2,181
Other investing activities, net	—	36
Net cash (used in) provided by investing activities	(508)	1,032
Cash provided by (used in) financing activities
Repayments of long-term debt and lease liabilities	(165)	(193)
Proceeds from short-term financings	29,820	—
Payments of deferred financing costs	(1,786)	(2,549)
Other financing activities, net	(2)	134
Net cash provided by (used in) financing activities	27,867	(2,608)
Net (decrease) in cash, cash equivalents, and restricted cash	(2,834)	(15,815)
Cash, cash equivalents, and restricted cash at beginning of the period	9,732	24,267
Cash, cash equivalents, and restricted cash at end of the period	$6,898	$8,452

(in thousands)	As of June 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$3,448	$5,503
Restricted cash	3,450	2,949
Total cash, cash equivalents, and restricted cash	$6,898	$8,452
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
Going Concern Considerations
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Company’s debt arrangements. As of June 30, 2022, the Company’s total outstanding debt obligations under the Second Amended and Restated Credit Agreement, the Amended Second Shareholder’s Loan Agreement, the Third Shareholder’s Loan

Agreement, the Fourth Shareholder’s Loan Agreement and for finance leases and other debt were $210.6 million in the aggregate, and its cash and cash equivalents were $3.4 million. See Note 6. Debt, for further information regarding the terms and conditions of the Company’s debt agreements.
Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owing under its existing debt arrangements as they become due. In order to provide the Company with a more permanent source of liquidity, management plans to seek an extension and amendment and/or replacement of its existing debt agreements or seek additional liquidity from its current or other lenders before the maturity dates in 2022 and 2023. There can be no assurance that the Company’s management will be able to successfully complete an extension and amendment of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
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
Additionally, as discussed further below, the global economy continues to be impacted by the outbreak of the COVID-19 pandemic that was first declared a global pandemic (the “COVID-19 pandemic”) in March 2020. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may continue to have a material adverse impact on the results of operations, financial position and liquidity of the Company.
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend and amend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Second Amended and Restated Credit Agreement and other outstanding debt, in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Second Amended and Restated Credit Agreement and other outstanding debt, in the future, and extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements.
COVID-19 and other Recent Business Impacts
The ongoing COVID-19 pandemic has resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad.
During 2020 and 2021, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019 but showed signs of improvement in 2021, and through the first half of 2022. However, although rig counts in the U.S. oil markets increased during 2021 and through the first half of 2022, average rig counts remained below pre-pandemic levels. The Company also believes that capital spending within the areas of the oil and gas market that it participates in, remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during the first half of 2022, as compared to the prior year, sales remain below 2019 levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company continued to experience delays in its supply chain during the first half of 2022 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company continues to experience ongoing tariff costs for products that did not receive exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
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
During 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers’ insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company’s costs related to the matter ceased. Accordingly, the Company saw a substantial decline in these costs during the first half of 2022. Additionally, in June 2022, the SEC matter concerning former officers and employees was settled. As a result, the Company’s potential future costs for indemnity obligations related to this matter should cease. Meanwhile, the Company continues to be party to several legal contingencies. See Note 9. Commitments and Contingencies for further discussion of the Company’s indemnification obligations.
Lastly, in addition to incurring higher total debt levels during 2022, the Company’s debt is tied to LIBOR and SOFR, both of which have seen significant increases during the year. As a result of these factors, the Company’s interest expense has increased and is subject to further increases. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the three and six months ended June 30, 2022, which contains unaudited consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021.
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
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles U.S GAAP for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2021, included in the 2021 Annual Report filed with the Securities and Exchange Commission on February 22, 2022 (“the 2021 Annual Report”). The Company’s significant accounting policies are described in the aforementioned 2021 Annual Report and no changes were made during the six months ended June 30, 2022. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. Operating results for interim periods are not necessarily indicative of annual operating results.
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

Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	18%	17%	17%	16%
Customer B	**	11%	**	**
Customer C	**	21%	**	21%
The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of June 30, 2022	As of December 31, 2021
Customer A	23%	24%
Customer B	11%	**
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Supplier A	**	15%	**	14%
Supplier B	**	12%	**	**
Supplier C	14%	**	**	**
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
Research and Development
Research and development (“R&D”) expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $4.5 million and $6.1 million for the three months ended June 30, 2022 and 2021, respectively. These costs were $9.1 million and $12.3 million for the six months ended June 30, 2022 and 2021, respectively.
Restricted Cash
The Company is required to maintain minimum levels of cash collateral to support the letters of credit. The cash collateral is held in a separate bank account which the Company is restricted from accessing. As discussed in Note 9. Commitments and Contingencies, the Company had outstanding letters of credit of $2.1 million at June 30, 2022 and December 31, 2021, and restricted cash of $3.5 million related to cash held in escrow due to a customer agreement and the letters of credit at both June 30, 2022 and December 31, 2021.
As of June 30, 2022, the Company had restricted cash of $1.0 million related to a customer agreement executed in July 2021. The restricted cash is held in an escrow account and could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash and has recorded a liability in June 2022 within Noncurrent Contract Liabilities on the Consolidated Balance Sheet of $1.4 million.
Inventories
The Company’s inventories consist primarily of engines and parts that are valued at the lower of cost or net realizable value. Net realizable value approximates replacement cost. Cost is principally determined using the first-in, first-out method and includes material, labor and manufacturing overhead, and freight-in. It is the Company’s policy to review inventories on a continuing basis for obsolete, excess and slow-moving items and to record valuation adjustments for such items in order to eliminate non-recoverable costs from inventory. Valuation adjustments are recorded in an inventory reserve account and reduce the cost basis of the inventory in the period in which the reduced valuation is determined. Inventory reserves are established based on quantities on hand, usage and sales history, customer orders, projected demand and utilization within a current or future power system. Specific analysis of individual items or groups of items is performed based on these same criteria, as well as on changes in market conditions or any other identified conditions.
Inventories consisted of the following:

(in thousands) Inventories	As of June 30, 2022	As of December 31, 2021
Raw materials	$107,913	$120,130
Work in process	5,437	8,923
Finished goods	20,720	16,509
Total inventories	134,070	145,562
Inventory allowance	(2,941)	(3,370)
Inventories, net	$131,129	$142,192
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Six Months Ended June 30,
Inventory Allowance	2022	2021
Balance at beginning of period	$3,370	$3,328
Charged to expense	163	459
Write-offs	(592)	(200)
Balance at end of period	$2,941	$3,587
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of June 30, 2022	As of December 31, 2021
Accrued product warranty	$15,682	$15,830
Litigation reserves *	1,698	894
Contract liabilities	1,586	1,819
Accrued compensation and benefits	4,734	4,397
Operating lease liabilities	4,122	3,978
Accrued interest expense	2,278	625
Other	8,863	7,258
Total	$38,963	$34,801
*As of June 30, 2022 and December 31, 2021 litigation reserves related to various ongoing legal matters including associated legal fees.
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

The Company has approximately $2.0 million accrued for a specific warranty-related matter as of June 30, 2022. During the second quarter, the Company concluded it is reasonably possible that future warranty claims for this matter may exceed current estimates that are based upon historical claims experience. The impact could be material to the financial statements.
Accrued product warranty activities are presented below:

(in thousands)	For the Six Months Ended June 30,
Accrued Product Warranty	2022	2021
Balance at beginning of period	$32,947	$31,542
Current period provision *	4,170	8,770
Changes in estimates for preexisting warranties **	115	780
Payments made during the period	(11,442)	(11,767)
Balance at end of period	25,790	29,325
Less: current portion	15,682	14,782
Noncurrent accrued product warranty	$10,108	$14,543
*Warranty costs, net of supplier recoveries, and other adjustments, were a cost of $1.9 million and a cost of $7.5 million for the six months ended June 30, 2022 and 2021, respectively. Supplier recoveries were $2.1 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the six months ended June 30, 2022, the amount for changes in estimates for preexisting warranties was in part attributable to a contract revision. The Company recorded a cost for changes in estimates of preexisting warranties of $0.1 million, or $0.01 per diluted share, for the six months ended June 30, 2022, and charges of $0.8 million, or $0.03 per diluted share, for the six months ended June 30, 2021.
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

Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
End Market	2022	2021	2022	2021
Power Systems	$46,981	$24,651	$85,211	$49,810
Industrial	58,449	36,900	104,252	71,220
Transportation	15,049	49,927	29,963	90,619
Total	$120,479	$111,478	$219,426	$211,649
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Geographic Area	2022	2021	2022	2021
United States	$85,955	$99,958	$160,365	$189,552
North America (outside of United States)	4,309	1,911	7,720	4,232
Pacific Rim	22,675	5,420	36,516	10,948
Europe	3,637	1,958	6,759	3,568
Other	3,903	2,231	8,066	3,349
Total	$120,479	$111,478	$219,426	$211,649
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

(in thousands)	As of June 30, 2022	As of December 31, 2021
Short-term contract assets (included in Prepaid expenses and other current assets)	$2,367	$2,707
Short-term contract liabilities (included in Other accrued liabilities)	(1,586)	(1,819)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(3,654)	(3,330)
Net contract liabilities	$(2,873)	$(2,442)
During the six months ended June 30, 2022 and 2021, the Company recognized $0.4 million and $20.4 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2021 and 2020, respectively.
Remaining Performance Obligations
For performance obligations that extend beyond one year, the Company had $4.8 million of remaining performance obligations as of June 30, 2022 primarily related to a long-term manufacturing contract with a customer and extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $0.5 million in the remainder of 2022, $1.2 million in 2023, $1.0 million in 2024, $0.5 million in 2025, $0.2 million in 2026 and less than $1.4 million in 2027 and beyond.
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
Weichai Collaboration Arrangement and Related Party Transactions
The Company and Weichai executed a strategic collaboration agreement (the “Collaboration Agreement”) in March 2017, in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experiences, expertise and resources. Among other things, the Collaboration Agreement established a joint steering committee, permitted Weichai to select a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement provided for the steering committee to create various sub-committees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement is set to expire in March 2023.
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred, and revenue generated from third parties are recorded on a gross basis in the financial statements. For the three and six months ended June 30, 2022 and 2021, the Company’s sales to Weichai were immaterial in all periods. Purchases of inventory from Weichai were $2.9 million and $7.1 million for the three and six months ended June 30, 2022, respectively. Purchases of inventory from Weichai were $3.7 million and $6.7 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had $1.0 million and immaterial receivables from Weichai, respectively and outstanding accounts payables to Weichai of $19.6 million and $12.5 million, respectively.
In January 2022, PSI and Société Internationale des Moteurs Baudouin, a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Property, Plant and Equipment
Leasehold improvements	$7,107	$7,107
Machinery and equipment	44,421	44,358
Construction in progress	822	1,125
Total property, plant and equipment, at cost	52,350	52,590
Accumulated depreciation	(37,322)	(35,246)
Property, plant and equipment, net	$15,028	$17,344

Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both June 30, 2022 and December 31, 2021 was $29.8 million. Accumulated impairment losses at both June 30, 2022 and December 31, 2021 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(28,520)	$6,420
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,408)	292
Total	$37,340	$(30,628)	$6,712

(in thousands)	As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(27,514)	$7,426
Developed technology	700	(680)	20
Trade names and trademarks	1,700	(1,362)	338
Total	$37,340	$(29,556)	$7,784
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Short-term financing:
Revolving credit facility *	$130,000	$130,000
Other short-term financing	79,820	25,000
Total short-term debt	$209,820	$155,000

Long-term debt:
Unsecured senior notes	$—	$25,000
Finance leases and other debt	736	890
Total long-term debt and finance leases	736	25,890
Less: Current maturities of long-term debt and finance leases	200	254
Long-term debt	$536	$25,636
*Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $1.3 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively.
Credit Agreement and Shareholders’ Loan Agreements
On March 25, 2022, the Company amended and restated its $130.0 million uncommitted senior secured revolving credit agreement with Standard Chartered by entering into the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 24, 2023 or the demand of Standard Chartered. The Second Amended and Restated Credit Agreement is subject to customary events of default and covenants, as well as financial covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants, as further defined in the Second Amended and Restated Credit Agreement, for the second and third quarters of 2022. The Company was in compliance with these financial covenants for the second quarter of 2022. Borrowings under the Second Amended and Restated Credit Agreement will incur interest at either the alternate base rate or the SOFR plus 2.95% per annum. The Second Amended and Restated Credit Agreement continues to be secured by substantially all of the Company’s assets and provides Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Second Amended and Restated Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Second Amended and Restated Credit Agreement grants Standard Chartered a power of attorney (POA) to submit a borrowing request to Weichai under the Amended First Shareholder’s Loan Agreement (see discussion below) if the Company did not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request. As of June 30, 2022, the Company had $130.0 million outstanding under the Second Amended and Restated Credit Agreement.
In connection with the Second Amended and Restated Credit Agreement, on March 25, 2022, the Company also amended two of its shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The Amended First Shareholder’s Loan Agreement continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Second Amended and Restated Credit Agreement if the Company is unable to pay such borrowings. The Amended Second Shareholder’s Loan Agreement continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai. The maturity of the Amended First Shareholder’s Loan Agreement was extended to April 24, 2023 and the maturity of the Amended Second Shareholder’s Loan Agreement was extended to May 20, 2023. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the Second Amended and Restated Credit Agreement. As of June 30, 2022, there were no borrowings under the Amended First Shareholder’s Loan Agreement and $25.0 million under the Amended Second Shareholder’s Loan Agreement.
The Company is also party to the Third Shareholder’s Loan Agreement with Weichai, which was entered into on December 10, 2021. The Third Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Second Amended and Restated Credit Agreement and any borrowing requests made under the Third Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Third Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Third Shareholder’s Loan Agreement expires on November 30, 2022, with any outstanding principal and accrued interest due upon maturity. As of June 30, 2022, the Company had $50.0 million outstanding under the Third Shareholder’s Loan Agreement.
On April 20, 2022, the Company entered into the Fourth Shareholder’s Loan Agreement with Weichai. The Fourth Shareholder’s Loan Agreement, which matures on March 31, 2023, provides the Company with access to up to $30.0 million of credit at the discretion of Weichai to supplement the Company’s working capital. The Fourth Shareholder’s Loan Agreement is subordinated in all respects to the Second Amended and Restated Credit Agreement. Borrowings under the Amended First Shareholder’s Loan Agreement, the Amended Second Shareholder’s Loan Agreement and the Fourth Shareholder’s Loan Agreement will incur interest at the applicable SOFR, plus 4.65% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%. As of June 30, 2022, the Company had $4.8 million outstanding under the Fourth Shareholder’s Loan Agreement.
As of June 30, 2022, the Company’s total outstanding debt obligations under the Second Amended and Restated Credit Agreement, the Amended Second Shareholder’s Loan Agreement, the Third Shareholder’s Loan Agreement, the Fourth Shareholder’s Loan Agreement and for finance leases and other debt were $210.6 million in the aggregate, and its cash and cash equivalents were $3.4 million. The Company's total accrued interest for all shareholder loans was $2.2 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively.
See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.
Note 7.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between August 2022 and July 2034. For the three and six months ended June 30, 2022, the Company recorded lease expense of $1.5 million and $3.1 million within Cost of sales, $0.1 million within Research, development, and engineering expenses, less than $0.1 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations. For the three and six months ended June 30, 2021, the Company recorded lease expense of $1.4 million and $3.0 million within Cost of sales, $0.1 million and $0.2 million within Research, development and engineering expenses, less than $0.1 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense in the Consolidated Statements of Operations.

The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,160	$1,225	$2,339	$2,467
Finance lease cost
Amortization of right-of-use (“ROU”) asset	40	52	88	104
Interest expense	5	9	12	19
Short-term lease cost	29	130	65	232
Variable lease cost	340	176	720	514
Sublease income	(271)	—	(536)	—
Total lease cost	$1,303	$1,592	$2,688	$3,336
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$2,424	$2,498
Operating cash flows paid for interest portion of finance leases	12	19
Financing cash flows paid for principal portion of finance leases	93	104
Right-of-use assets obtained in exchange for lease obligations
Operating leases	—	9
Finance leases	—	—
As of June 30, 2022 and December 31, 2021, the weighted-average remaining lease term for both periods was 5.8 years for operating leases and 3.4 years for finance leases. The weighted-average discount rate was 7.0% and 7.1% for operating leases as of June 30, 2022 and December 31, 2021, respectively, and 6.6% and 6.5% for finance leases as of June 30, 2022 and December 31, 2021, respectively.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	June 30, 2022	December 31, 2021
Operating lease ROU assets, net [1]	$11,776	$13,545

Operating lease liabilities, current [2]	4,122	3,978
Operating lease liabilities, non-current [3]	8,211	10,304
Total operating lease liabilities	$12,333	$14,282

Finance lease ROU assets, net [1]	$277	$364

Finance lease liabilities, current [2]	99	147
Finance lease liabilities, non-current [3]	215	260
Total finance lease liabilities	$314	$407
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

The following table presents maturity analysis of lease liabilities as of June 30, 2022:

(in thousands)	Operating Leases	Finance Leases
Six months ending December 31, 2022	$2,434	$64
Year ending December 31, 2023	3,347	103
Year ending December 31, 2024	1,815	84
Year ending December 31, 2025	1,851	81
Year ending December 31, 2026	1,515	17
Thereafter	4,023	—
Total undiscounted lease payments	14,985	349
Less: imputed interest	2,652	35
Total lease liabilities	$12,333	$314
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
Debt
The Company measured its revolving credit facility and other short-term financing at original carrying value. Unamortized financing costs and deferred fees of $1.3 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively. on the revolving credit facility are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. The fair value of the revolving credit facility and other short-term financing approximated carrying value, as it consisted primarily of short-term variable rate loans.

(in thousands)	As of June 30, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Other financing	79,820	—	79,820	—

(in thousands)	As of December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Other financing	50,000	—	50,000	—
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
Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. The stay remains in place pending further guidance from the Court. As of June 30, 2022 and December 31, 2021, the Company had recorded an estimated liability of $1.0 million and $0.3 million, respectively, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Operations for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of June 30, 2022 and $0.5 million was outstanding as of December 31, 2021. Other accrued liabilities on the Consolidated Balance Sheet related to the settlement of this matter. In addition, the Company entered into an agreement with Mast under which Mast will provide various technical services.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al.. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. The Company expects Travelers to seek reimbursement from it for those costs pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ case and his SEC case, which was pending at the time, SEC v. Winemaster et al. to the extent not reimbursed by Travelers under the side A policy.
Jeffrey Ehlers and Rick Lulloff Litigation
In September 2021, Jeffrey Ehlers (“Ehlers”) and Rick Lulloff (“Lulloff”), former employees of the Company, made demand against the Company for approximately $2.4 million and $1.2 million, respectively, for alleged wages due and owing under each employee’s employment contract related to “Incentive Bonuses” for revenues generated in the Company’s transportation end market. In November 2021, Lulloff and Ehlers separately filed complaints against the Company in the Circuit Court of Cook County, Illinois, alleging breach of contract and violations of the Illinois Wage and Payment Collection Act incorporating their claims in the above referenced demand letter. The Company filed a notice of removal from the Circuit Court of Cook County, Illinois and have also moved to consolidate the cases which has been granted by the Court. As of June 30, 2022, the Company has recorded an estimated liability of $0.6 million, recorded within the Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter. No estimated liability was recorded for the year ended December 31, 2021.
Indemnification Agreements
Under the Company’s bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. As a result of cumulative legal fees and settlements previously paid, the Company fully exhausted its primary directors’ and officers’ insurance coverage of $30.0 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that will occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past directors and officers and certain former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. The Company accrues for such costs as incurred within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred $(0.1) million and $0.1 million, respectively, of costs related to these indemnification obligations and $10.5 million and $13.6 million for the three and six months ended June 30, 2021. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, coupled with a settlement reached in the SEC matter involving former officers and employees in June 2022, the Company’s potential future costs for indemnity obligations related to these matters should cease.

In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy, which was renewed in June 2021, and again in June 2022. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments and Contingencies
At June 30, 2022, the Company had five outstanding letters of credit totaling $2.1 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.5 million as of June 30, 2022 related to these letters of credit and cash held in escrow due to a customer agreement.
The Company had arrangements with Hyundai Doosan Infracore Co., Ltd. (“Doosan”) that required the Company to purchase minimum volumes or be subject to monetary penalties. On July 7, 2022, the Company entered into a revised supply agreement with Doosan, which among other things, removed the Company’s exclusivity to purchase and distribute specified engines within the territory of the United States, Canada and Mexico, and removed the minimum product purchase commitments and related performance penalties imposed on the Company except for the 2021 outstanding balance. Refer to Note. 14 Subsequent Events for additional information.
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
The effective tax rate for the three and six months ended June 30, 2022 was (137.8)% and 24.4%, respectively, compared to an effective tax rate for the three and six months ended June 30, 2021 of 3.3% and 0.4%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For the three and six months ended June 30, 2022, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance. For the three and six months ended June 30, 2021, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance and the ability to carry back 2013 research & experimentation (“R&E”) credits to 2012.
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance at December 31, 2021	23,117	191	22,926
Net shares issued for Stock awards	—	(2)	2
Balance as of June 30, 2022	23,117	189	22,928
Note 12.    Earning (Loss) Per Share
The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted-average common shares outstanding during the year. Diluted earnings (loss) per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings (loss) per share for the three and six months ended June 30, 2022 and 2021.
The Company issued Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2021 Annual Report for additional information on the SARs and the RSAs.

The computations of basic and diluted earnings (loss) per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$1,358	$(15,571)	$(1,241)	$(33,721)

Denominator:
Shares used in computing net income (loss) per share:
Weighted-average common shares outstanding – basic	22,927	22,893	22,927	22,893
Effect of dilutive securities	13	—	—	—
Weighted-average common shares outstanding – diluted	22,940	22,893	22,927	22,893

Earnings (Loss) per common share:
Earnings (Loss) per share of common stock - basic	$0.06	$(0.68)	$(0.05)	$(1.47)
Earnings (Loss) per share of common stock - diluted	$0.06	$(0.68)	$(0.05)	$(1.47)

The aggregate number of shares excluded from the diluted earnings (loss) per share calculations, because they would have been anti-dilutive, were 0.1 million and 0.2 million for the three months ended June 30, 2022 and 2021, and 0.2 million for both six months ended June 30, 2022 and 2021. For the three and six months ended June 30, 2022 and 2021, SARs and RSAs were not included in the diluted earnings (loss) per share calculations as they would have been anti-dilutive (1) due to the losses reported in the Consolidated Statements of Operations or (2) the Company’s average stock price was less than the exercise price of the SARs or the grant price of the RSAs.
Note 13.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the Amended First Shareholder’s Loan Agreement, the Amended Second Shareholder’s Loan Agreement, the Third Shareholder’s Loan Agreement, the Fourth Shareholder’s Loan Agreement and the Collaboration Agreement with Weichai, and an international distribution and sales agreement with Baudouin.
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

Note 14. Subsequent Events
On July 7, 2022, the Company entered into Addendum # 11 to the Supply Agreement with Hyundai Doosan Infracore Co., Ltd. This agreement removes the Company’s exclusivity to purchase and distribute specified engines within the territory of the United States, Canada and Mexico, and removed the minimum product purchase commitments and related performance penalties imposed on the Company, except for the 2021 outstanding balance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and six months ended June 30, 2022 and 2021, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
For the three months ended June 30, 2022, the Company’s net sales increased $9.0 million, or 8%, from the three months ended June 30, 2021 to $120.5 million, a result of sales increases of $22.3 million and $21.5 million in the power systems and industrial end markets, respectively, partly offset by a $34.9 million decline in the transportation end market. Gross margin for the three months ended June 30, 2022 was 15.2%, an increase of 3.4% versus 11.8% in the comparable 2021 period. Gross profit increased by $5.1 million, or 39%, for the three months ended June 30, 2022, while operating expenses decreased by $12.8 million, or 46% versus the comparable period in 2021. Interest expense increased by $1.2 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The Company recorded an income tax benefit of $0.8 million during the three months ended June 30, 2022 compared to an income tax benefit of $0.5 million in the prior year. Collectively, these factors contributed to a $16.9 million improvement in net income, which totaled $1.4 million in the 2022 period compared to a net loss of $15.6 million in the same period in 2021. Diluted earnings per share was $0.06 in the 2022 period compared to diluted loss per share of $0.68 in the comparable 2021 period. Adjusted net income, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $2.4 million in the 2022 period, compared to Adjusted net loss of $3.8 million in 2021. Adjusted earnings per share was $0.10 in 2022 compared to Adjusted loss per share of $0.16 in 2021. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was positive at $6.0 million in 2022 compared to Adjusted EBITDA of negative $0.5 million in 2021. Adjusted net loss (income), Adjusted loss (income) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
For the six months ended June 30, 2022, the Company’s net sales increased $7.8 million, or 4%, compared to the six months ended June 30, 2021, as a result of higher sales of $35.4 million and $33.0 million in the power systems and industrial end markets, respectively, partly offset by a decrease of $60.7 million in the transportation end market. Gross margin was 16.0% and 9.6% during the six months ended June 30, 2022 and 2021, respectively. Gross profit increased during the six months ended June 30, 2022 by $14.8 million, or 73%, compared to the six months ended June 30, 2021, while operating expenses decreased by $18.9 million, or 37%, as compared to the comparable period in 2021. Interest expense increased by $1.5 million for the six months ended June 30, 2022 versus the comparable period in 2021. Also, the Company recorded an income tax benefit of $0.4 million for the six months ended June 30, 2022 versus a benefit of $0.1 million for the same period last year. Collectively, these factors contributed to a $32.5 million decrease in the net loss, which totaled income of $1.2 million in the 2022 period compared to a net loss of $33.7 million in the same period of 2021. Diluted loss per share was $0.05 in the 2022 period compared to diluted loss per share of $1.47 in the comparable 2021 period. Adjusted net income, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $1.5 million in the 2022 period compared to Adjusted net loss of $16.7 million in 2021. Adjusted earnings per share was $0.07 in 2022 compared to Adjusted loss per share of $0.72 in 2021. Adjusted EBITDA was a positive at $9.7 million in 2022 compared to an Adjusted EBITDA loss of $9.0 million in 2021. Adjusted net loss (income), Adjusted loss (earnings) per share and Adjusted

EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
Net sales by geographic area and by end market for the three and six months ended June 30, 2022 and 2021 are presented below:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Geographic Area		% of Total		% of Total		% of Total		% of Total
United States	$85,955	71%	$99,958	90%	$160,365	73%	$189,552	90%
North America (outside of United States)	$4,309	3%	$1,911	2%	$7,720	3%	$4,232	2%
Pacific Rim	22,675	19%	5,420	4%	36,516	17%	10,948	5%
Europe	3,637	4%	1,958	2%	6,759	3%	3,568	2%
Others	3,903	3%	2,231	2%	8,066	4%	3,349	2%
Total	$120,479	100%	$111,478	100%	$219,426	100%	$211,649	100%

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
End Market		% of Total		% of Total		% of Total		% of Total
Power Systems	$46,981	39%	$24,651	22%	$85,211	39%	$49,810	24%
Industrial	58,449	49%	36,900	33%	104,252	48%	71,220	34%
Transportation	15,049	12%	49,927	45%	29,963	14%	90,619	43%
Totals	$120,479	100%	$111,478	100%	$219,426	100%	$211,649	100%

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
As of the date of this Form 10-Q, the Company continues to judiciously manage its expenses through the continuation of certain measures, including the restriction of all non-essential travel and minimized discretionary expenses and consulting services. The Company continues to review operating expenses, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. During 2021, the Company took rightsizing actions to align its staffing with current needs, while also streamlining certain roles. These actions, when coupled with attrition, contributed to the reduction of approximately 100 positions, or approximately 12.5% of the Company’s headcount. Also, the Company continues to review its facilities footprint in light of its current and planned business mix and its evolving needs. To date, these efforts resulted in the exit and sublease of its Hanover Park, IL materials and warehousing facility.
The full impact of the COVID-19 pandemic continues to evolve as of the date of this Form 10-Q.
During 2020 and 2021, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019 but showed signs of improvement in 2021, and through the first half of 2022. However, although rig counts in the U.S. oil markets increased during 2021 and through the first half of 2022, average rig counts remained below pre-pandemic levels. The Company also believes that capital spending within the areas of the oil and gas market that it participates, remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during the first half of 2022, as compared to the prior year, sales remain below 2019 levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company continued to experience delays in its supply chain during the second quarter of 2022 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company continues to experience ongoing tariff costs for products that did not receive exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
During 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers’ insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company’s costs related to the matter ceased. Accordingly, the Company saw a substantial decline in these costs during the first half of 2022. Additionally, in June 2022, the SEC matter concerning former officers and employees was settled. As a result, the Company’s potential future costs for indemnity obligations related to this matter should cease. See Note 9. Commitments and Contingencies for further discussion of the Company’s indemnification obligations.
Lastly, in addition to incurring higher total debt levels during 2022, the Company’s debt is tied to LIBOR and SOFR, both of which have seen significant increases during the year. As a result of these factors, the Company’s interest expense has increased and is subject to further increases. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.

Results of Operations
Condensed consolidated results of operations for the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021:

(in thousands, except per share amounts)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$120,479	$111,478	$9,001	8%	$219,426	$211,649	$7,777	4%
Cost of sales	102,158	98,284	3,874	4%	184,388	191,385	(6,997)	(4)%
Gross profit	18,321	13,194	5,127	39%	35,038	20,264	14,774	73%
Gross margin %	15.2%	11.8%	3.4%		16.0%	9.6%	6.4%
Operating expenses:
Research, development and engineering expenses	4,554	6,111	(1,557)	(25)%	9,113	12,335	(3,222)	(26)%
Research, development and engineering expenses as a % of sales	3.8%	5.5%	(1.7)%		4.2%	5.8%	(1.6)%
Selling, general and administrative expenses	9,995	21,089	(11,094)	(53)%	21,380	36,900	(15,520)	(42)%
Selling, general and administrative expenses as a % of sales	8.3%	18.9%	(10.6)%		9.7%	17.4%	(7.7)%
Amortization of intangible assets	531	633	(102)	(16)%	1,072	1,267	(195)	(15)%
Total operating expenses	15,080	27,833	(12,753)	(46)%	31,565	50,502	(18,937)	(37)%
Operating income (loss)	3,241	(14,639)	17,880	122%	3,473	(30,238)	33,711	111%
Other expense, net:
Interest expense	2,670	1,469	1,201	82%	5,115	3,630	1,485	41%
Other expense (income), net	—	1	(1)	NM	—	1	(1)	NM
Total other expense, net	2,670	1,470	1,200	82%	5,115	3,631	1,484	41%
Income (Loss) before income taxes	571	(16,109)	16,680	104%	(1,642)	(33,869)	32,227	95%
Income tax benefit	(787)	(538)	(249)	46%	(401)	(148)	(253)	171%
Net income (loss)	$1,358	$(15,571)	$16,929	109%	$(1,241)	$(33,721)	$32,480	96%
Earnings (Loss) per common share:
Basic	$0.06	$(0.68)	$0.74	109%	$(0.05)	$(1.47)	$1.42	97%
Diluted	$0.06	$(0.68)	$0.74	109%	$(0.05)	$(1.47)	$1.42	97%

Non-GAAP Financial Measures:
Adjusted net income (loss) *	$2,353	$(3,774)	$6,127	162%	$1,474	$(16,730)	$18,204	109%
Adjusted earnings (loss) per share – diluted *	$0.10	$(0.16)	$0.26	163%	$0.07	$(0.72)	$0.79	110%
EBITDA *	$4,959	$(12,828)	$17,787	139%	$6,938	$(26,527)	$33,465	126%
Adjusted EBITDA *	$5,954	$(476)	$6,430	NM	$9,653	$(8,981)	$18,634	NM
NM    Not meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales increased $9.0 million, or 8%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 a result of sales increases of $22.3 million and $21.5 million in the power systems and industrial end markets, respectively, partly offset by a $34.9 million decline in the transportation end market, which was expected during the year as the Company focuses on driving improved long-term profitability. Further, overall sales in the second quarter of 2022 continued to reflect supply chain challenges that impacted the Company’s ability to timely meet certain orders. Higher power systems end market sales were attributable to increased sales across various categories, including within standby, demand response, and to customers that have traditionally served the oil and gas market. Higher industrial end market sales are primarily due to increased demand for products across various applications, with the largest increase attributable to products used within the material handling/forklift market. The decreased sales within the transportation end market were primarily attributable to lower sales in the medium duty truck market, coupled with lower sales of school bus products.

Net sales increased $7.8 million, or 4%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, as a result of higher sales of $35.4 million and $33.0 million in the power systems and industrial end markets, respectively, partly offset by a decrease of $60.7 million in the transportation end market, which was expected during the year as the Company focuses on driving improved long-term profitability. Further, overall sales in the first half of 2022 continued to reflect supply chain challenges that impacted the Company’s ability to timely meet certain orders. Higher power systems end market sales were attributable to increased sales across various categories, including within demand response, standby, and to customers that have traditionally served the oil and gas market. Higher industrial end market sales are primarily due to increased demand for products across various applications, with the largest increase attributable to products used within the material handling/forklift market. The decreased sales within the transportation end market were primarily attributable to lower sales in the medium duty truck market, coupled with lower sales of school bus products.
Gross Profit
Gross profit increased during the three months ended June 30, 2022 by $5.1 million, or 39%, compared to the three months ended June 30, 2021. Gross margin was 15.2% and 11.8% during the three months ended June 30, 2022 and 2021, respectively. The increase in gross margin is primarily due to the impact of higher sales, improved mix and pricing actions, partly offset by higher warranty expenses, among other items. For the three months ended June 30, 2022, warranty costs were $2.2 million, an increase of $1.5 million compared to warranty costs of $0.7 million last year, due largely to a benefit of $3.3 million for adjustments to preexisting warranties recorded during the three months ended June 30, 2021. A majority of the warranty activity is attributable to products sold within the transportation end market.

Gross profit increased during the six months ended June 30, 2022 by $14.8 million, or 73%, compared to the six months ended June 30, 2021. Gross margin was 16.0% and 9.6% during the six months ended June 30, 2022 and 2021, respectively. The increase in gross margin is primarily due to lower warranty expense, improved mix and pricing actions. For the six months ended June 30, 2022, warranty costs were $1.9 million, a decrease of $5.6 million compared to warranty costs of $7.5 million last year, due largely to lower charges for transportation end market engines during the six months ended June 30, 2022 in part attributable to a contract revision. A majority of the warranty activity is attributable to products sold within the transportation end market.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended June 30, 2022 were $4.6 million, a decrease of $1.6 million, or 25%, from the three months ended June 30, 2021. The decrease was primarily due to lower wages and benefits driven by reduced headcount and the timing of projects.
Research, development and engineering expenses during the six months ended June 30, 2022 were $9.1 million, a decrease of $3.2 million, or 26%, from the six months ended June 30, 2021. The decrease was primarily due to lower wages and benefits driven by reduced headcount, and the timing of projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased during the three months ended June 30, 2022 by $11.1 million, or 53%, compared to the three months ended June 30, 2021. The decrease was primarily due to lower legal costs related to the Company’s indemnification obligations of former officers and employees, due largely to decreased spending activity during the three months ended June 30, 2022 in relation to the USAO’s trial involving former officers and employees, which concluded in September 2021 (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements).
Selling, general and administrative expenses decreased during the six months ended June 30, 2022 by $15.5 million, or 42%, compared to the six months ended June 30, 2021. The decrease was primarily due to lower legal costs related to the Company’s indemnification obligations of former officers and employees, due largely to decreased spending activity during the six months ended June 30, 2022 in relation to the USAO’s trial involving former officers and employees, which concluded in September

2021 (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements). The Company also experienced lower wages and benefits expense, among other items.
Interest Expense
Interest expense was $2.7 million for the three months ended June 30, 2022 as compared to $1.5 million for the three months ended June 30, 2021, largely due to higher average outstanding debt and a higher overall effective interest rate on the Company’s debt during the three months ended June 30, 2022, as compared to the prior year.
Interest expense was $5.1 million for the six months ended June 30, 2022 as compared to $3.6 million for the six months ended June 30, 2021, largely due to higher average outstanding debt and a higher overall effective interest rate on the Company’s debt during the six months ended June 30, 2022, as compared to the prior year.
Income Tax Expense
The Company recorded an income tax benefit of $0.8 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. The Company’s pretax income was $0.6 million for the three months ended June 30, 2022, compared to a pretax loss of $16.1 million for the three months ended June 30, 2021. The increase in the tax benefit for the three months ended June 30, 2022 is primarily related to the impact of amended state returns. The Company continues to record a full valuation allowance against deferred tax assets for both the three months ended June 30, 2022 and 2021.
The Company recorded an income tax benefit of $0.4 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s pretax loss was $1.6 million for the six months ended June 30, 2022, compared to pretax loss of $33.9 million for the six months ended June 30, 2021. The increase in the tax benefit for the six months ended June 30, 2022 is related primarily to the impact of amended state returns. The Company continues to record a full valuation allowance against deferred tax assets for both the six months ended June 30, 2022 and 2021.
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
The following table presents a reconciliation from Net income (loss) to Adjusted net income (loss) for the three and six months ended June 30, 2022 and 2021:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$1,358	$(15,571)	$(1,241)	$(33,721)
Stock-based compensation [1]	50	123	253	232
Severance [2]	452	232	464	692
Internal control remediation [3]	26	310	497	703
Government investigations and other legal matters [4]	467	11,687	1,501	15,919
Discrete income tax items [5]	—	(555)	—	(555)
Adjusted net income (loss)	$2,353	$(3,774)	$1,474	$(16,730)

The following table presents a reconciliation from Income (Loss) per common share – diluted to Adjusted income (loss) per share – diluted for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Income (Loss) per common share – diluted	$0.06	$(0.68)	$(0.05)	$(1.47)
Stock-based compensation [1]	—	0.01	0.01	0.01
Severance [2]	0.02	0.01	0.02	0.03
Internal control remediation [3]	—	0.01	0.02	0.03
Government investigations and other legal matters [4]	0.02	0.51	0.07	0.70
Discrete income tax items [5]	—	(0.02)	—	(0.02)
Adjusted income (loss) per share – diluted	$0.10	$(0.16)	$0.07	$(0.72)

Diluted shares (in thousands)	22,940	22,893	22,927	22,893
The following table presents a reconciliation from Net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$1,358	$(15,571)	$(1,241)	$(33,721)
Interest expense	2,670	1,469	5,115	3,630
Income tax benefit	(787)	(538)	(401)	(148)
Depreciation	1,187	1,179	2,393	2,445
Amortization of intangible assets	531	633	1,072	1,267
EBITDA	4,959	(12,828)	6,938	(26,527)
Stock-based compensation [1]	50	123	253	232
Severance [2]	452	232	464	692
Internal control remediation [3]	26	310	497	703
Government investigations and other legal matters [4]	467	11,687	1,501	15,919
Adjusted EBITDA	$5,954	$(476)	$9,653	$(8,981)
1.Amounts reflect non-cash stock-based compensation expense.
2.Amounts represent severance and other post-employment costs for certain former employees of the Company.
3.Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.
4.Amounts include professional services fees for the three and six months ended June 30, 2022 of a benefit of $0.1 million, resulting from credit for prior legal fees, and expense of $0.1 million, respectively, and expense of $10.5 million and $13.6 million, respectively, for the three and six months ended June 30, 2021, related to costs to indemnify certain former officers and employees of the Company. The Company is obligated to pay legal costs of certain former officers and employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 9. Commitments and Contingencies of Part I, Item 1. Financial Statements, the Company fully exhausted its historical primary directors’ and officers’ insurance coverage in connection with these matters during the first quarter of 2020. Also included are professional services fees and reserves related to certain other legal matters.
5.Amounts reflect adjustments for impacts of the CARES Act for the three and six months ended June 30, 2021.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Six Months Ended June 30,
	2022	2021	Change	% Change
Net cash used in operating activities	$(30,193)	$(14,239)	$(15,954)	(112)%
Net cash (used in) provided by investing activities	(508)	1,032	(1,540)	(149)%
Net cash provided by (used in) financing activities	27,867	(2,608)	30,475	*NM
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,834)	$(15,815)	$12,981	82%
Capital expenditures	$(508)	$(1,185)	$677	57%
*NMNot meaningful
Cash Flows for the Six Months Ended June 30, 2022
Cash Flow from Operating Activities
Net cash used in operating activities was $30.2 million in the six months ended June 30, 2022 compared to net cash used in operating activities of $14.2 million in the six months ended June 30, 2021, resulting in an increase of $16.0 million in cash used in operating activities year-over-year. The increase in cash used by operating activities was primarily related to $47.1 million decrease in cash generated from working capital accounts and positively impacted by the $32.5 million increase in earnings. Collections of customer accounts receivable were lower than the prior year, while the Company had higher cash paid against accounts payable. Both of these factors increased cash used in operating activities. Cash outflows associated with other noncurrent liabilities increased while cash used was offset by the decrease in inventory purchases and other current liabilities, decrease in other noncurrent liabilities, and the decrease in non-cash adjustments.

Cash Flow from Investing Activities
Net cash used in investing activities was $0.5 million for the six months ended June 30, 2022 compared to cash provided by investing activities of $1.0 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, capital expenditures associated with the Company’s facilities were lower by $0.7 million versus the prior year, while the six months ended June 30, 2021 included $2.2 million of proceeds for the return of investment in joint venture.
Cash Flow from Financing Activities
The Company generated $27.9 million in cash from financing activities in the six months ended June 30, 2022 compared to $2.6 million in cash used by financing activities in the six months ended June 30, 2021. The cash generated by financing activities for the six months ended June 30, 2022 was primarily attributable to cash received under the shareholder’s loan agreements with Weichai, compared to no new borrowings for the six months ended June 30, 2021. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements, which further describe the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities, shareholder’s loan agreements, and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal interest on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.

As of June 30, 2022, the Company’s total outstanding debt obligations under the Second Amended and Restated Credit Agreement, the Amended Second Shareholder’s Loan Agreement, the Third Shareholder’s Loan Agreement, the Fourth Shareholder’s Loan Agreement and for finance leases and other debt were $210.6 million in the aggregate, and its cash and cash equivalents were $3.4 million. See Item 1. Financial Statements and Supplementary Data, Note 6. Debt, for additional information.

The Second Amended and Restated Credit Agreement includes financial covenants which are effective for the Company for the three months ended June 30, 2022 and September 30, 2022, including an interest coverage ratio and a minimum EBITDA threshold, as further defined in the Second Amended and Restated Credit Agreement. For the three months ended June 30, 2022, the Company was in compliance with the financial covenants.
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
As of June 30, 2022, Accounts Payable were approximately $75.9 million reflective of elevated inventory, costs incurred related to the Company’s indemnification obligations and the management of timing of payables.
During 2020 and 2021, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019 but showed signs of improvement in 2021 and through the first half of 2022. However, although rig counts in the U.S. oil markets increased during 2021 and through the first half of 2022, average rig counts remained below pre-pandemic levels. The Company also believes that capital spending within the areas of the oil and gas market that is participates remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during the first half of 2022, as compared to the prior year, sales remain below 2019 levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company continued to experience delays in its supply chain during the second quarter of 2022 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company continues to experience ongoing tariff costs for products that did not receive exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
During 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors and officers insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company’s costs related to the matter ceased. Accordingly, the Company saw a substantial decline in these costs during the first half of 2022. Additionally, in June 2022, the SEC matter concerning former officers and employees was settled. As a result, the Company’s potential future costs for indemnity obligations related to this matter should cease. See Item 1. Financial Statements and Supplementary Data, Note 9. Commitments and Contingencies for further discussion of the Company’s indemnification obligations.
Lastly, in addition to incurring higher total debt levels during 2022, the Company’s debt is tied to LIBOR and SOFR, both of which have seen significant increases during the year. As a result of these factors, the Company’s interest expense has increased and is subject to further increases. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
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
At June 30, 2022, the Company had five outstanding letters of credit totaling $2.1 million. See Item 1. Financial Statements and Supplementary Data, Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2021 Annual Report on Form 10-K (the “2021 Annual Report”). During the six months ended June 30, 2022, there were no significant changes in the application of critical accounting policies.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Interim Chief Executive Officer and its Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
The Company’s management, with the participation of its Interim Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
IT Skillset and Competency:
The Company continues to assess the level of technical skills in its information technology (“IT”) function to support the design and implementation of IT general controls (“ITGCs”). The IT function has been reorganized under the leadership of a Chief Information Officer who reports to the Interim Chief Executive Officer. The Company also hired an IT Security lead and is actively recruiting for certain technical IT positions. The Company has continued to experience turnover in its IT functions. The IT function will continue to receive control related training, evaluate resource needs, and will supplement, where necessary, with temporary resources.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Addendum # 11, dated as of July 1, 2022 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.4	07/25/2022	001-35944
31.1	*	Certification of Interim Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Interim Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 2022.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Matt Thomas
Name:	Matt Thomas
Title:	Interim Chief Financial Officer (Principal Financial Officer)