Form 10-Q
period 2022-09-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2022-11-14
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of November 3, 2022, there were 22,951,379 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); the impact of the ongoing COVID-19 pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risk involving potential security lapses and/or cyber attacks; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the SEC and the United States Attorney's Office for the Northern District of Illinois (the “USAO”); variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; impact on the global economy of the war in Ukraine; the impact of supply chain interruptions and raw material shortages; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of September 30, 2022 (unaudited)	As of December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$16,477	$6,255
Restricted cash	3,565	3,477
Accounts receivable, net of allowances of $3,115 and $3,420 as of September 30, 2022 and December 31, 2021, respectively	82,732	65,110
Income tax receivable	567	4,276
Inventories, net	127,221	142,192
Prepaid expenses and other current assets	17,849	8,918
Total current assets	248,411	230,228
Property, plant and equipment, net	14,389	17,344
Intangible assets, net	6,186	7,784
Goodwill	29,835	29,835
Other noncurrent assets	12,762	15,347
TOTAL ASSETS	$311,583	$300,538

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$73,120	$93,256
Current maturities of long-term debt	217	254
Revolving line of credit	130,000	130,000
Other short-term financing	81,001	25,000
Other accrued liabilities	42,618	34,801
Total current liabilities	326,956	283,311
Deferred income taxes	1,041	1,016
Long-term debt, net of current maturities	455	25,636
Noncurrent contract liabilities	3,412	3,330
Other noncurrent liabilities	19,479	29,268
TOTAL LIABILITIES	$351,343	$342,561

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 22,950 and 22,926 shares outstanding at September 30, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	157,603	157,436
Accumulated deficit	(196,415)	(198,366)
Treasury stock, at cost, 167 and 191 shares at September 30, 2022 and December 31, 2021, respectively	(971)	(1,116)
TOTAL STOCKHOLDERS’ DEFICIT	(39,760)	(42,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$311,583	$300,538
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$124,900	$117,630	$344,326	$329,279
Cost of sales	100,792	106,288	285,181	297,673
Gross profit	24,108	11,342	59,145	31,606
Operating expenses:
Research, development and engineering expenses	4,819	5,437	13,931	17,772
Selling, general and administrative expenses	11,541	10,958	32,922	47,858
Amortization of intangible assets	526	634	1,598	1,901
Total operating expenses	16,886	17,029	48,451	67,531
Operating income (loss)	7,222	(5,687)	10,694	(35,925)
Other expense, net:
Interest expense	3,615	1,623	8,729	5,253
Other expense, net	—	—	—	1
Total other expense, net	3,615	1,623	8,729	5,254
Income (Loss) before income taxes	3,607	(7,310)	1,965	(41,179)
Income tax expense (benefit)	415	(133)	14	(281)
Net income (loss)	$3,192	$(7,177)	$1,951	$(40,898)

Weighted-average common shares outstanding:
Basic	22,948	22,920	22,934	22,902
Diluted	22,959	22,920	22,944	22,902
Earnings (Loss) per common share:
Basic	$0.14	$(0.31)	$0.09	$(1.79)
Diluted	$0.14	$(0.31)	$0.09	$(1.79)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance at June 30, 2022	$23	$157,689	$(199,607)	$(1,118)	$(43,013)
Net income	—	—	3,192	—	3,192
Stock-based compensation expense	—	(86)	—	148	62
Common stock issued for stock-based awards, net	—	—	—	(1)	(1)
Balance at September 30, 2022	$23	$157,603	$(196,415)	$(971)	$(39,760)

Balance at June 30, 2021	23	157,394	(183,615)	(1,198)	(27,396)
Net loss	—	—	(7,177)	—	(7,177)
Stock-based compensation expense	—	102	—	—	102
Common stock issued for stock-based awards, net	—	—	—	(36)	(36)
Balance at September 30, 2021	$23	$157,496	$(190,792)	$(1,234)	$(34,507)

(in thousands)	For the Nine Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance at December 31, 2021	$23	$157,436	$(198,366)	$(1,116)	$(42,023)
Net income	—	—	1,951	—	1,951
Stock-based compensation expense	—	167	—	148	315
Common stock issued for stock-based awards, net	—	—	—	(3)	(3)
Balance at September 30, 2022	$23	$157,603	$(196,415)	$(971)	$(39,760)

Balance at December 31, 2020	$23	$157,262	$(149,894)	$(1,294)	$6,097
Net loss	—	—	(40,898)	—	(40,898)
Stock-based compensation expense	—	234		100	334
Common stock issued for stock-based awards, net	—	—	—	(40)	(40)
Balance at September 30, 2021	$23	$157,496	$(190,792)	$(1,234)	$(34,507)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Nine Months Ended September 30,
	2022	2021
Cash used in operating activities
Net income (loss)	$1,951	$(40,898)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	1,598	1,901
Depreciation	3,532	3,647
Stock-based compensation expense	315	334
Amortization of financing fees	1,730	2,102
Deferred income taxes	25	179
Other adjustments, net	900	652
Changes in operating assets and liabilities:
Accounts receivable, net	(17,635)	5,611
Income taxes receivable	3,710	—
Inventory, net	14,548	(37,167)
Prepaid expenses and other assets	(6,289)	(2,497)
Accounts payable	(20,186)	58,798
Other current liabilities	7,802	(26,911)
Other noncurrent liabilities	(9,708)	(4,852)
Net cash used in operating activities	(17,707)	(39,101)
Cash (used in) provided by investing activities
Capital expenditures	(991)	(2,156)
Return of investment in joint venture	—	2,263
Other investing activities, net	—	88
Net cash (used in) provided by investing activities	(991)	195
Cash provided by financing activities
Repayments of long-term debt and lease liabilities	(203)	(286)
Proceeds from short-term financings	31,582	26,309
Repayment of short-term financings	(581)	(708)
Payments of deferred financing costs	(1,787)	(2,562)
Other financing activities, net	(3)	(40)
Net cash provided by financing activities	29,008	22,713
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,310	(16,193)
Cash, cash equivalents, and restricted cash at beginning of the period	9,732	24,267
Cash, cash equivalents, and restricted cash at end of the period	$20,042	$8,074

(in thousands)	As of September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$16,477	$4,993
Restricted cash	3,565	3,081
Total cash, cash equivalents, and restricted cash	$20,042	$8,074
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
Going Concern Considerations
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Company’s debt arrangements. As of September 30, 2022, the Company’s total outstanding debt obligations under the Second Amended and Restated Credit Agreement, the Amended Second Shareholder’s Loan Agreement, the Third Shareholder’s Loan

Agreement, the Fourth Shareholder’s Loan Agreement and for finance leases and other debt were $211.7 million in the aggregate, and its cash and cash equivalents were $16.5 million. See Note 6. Debt, for further information regarding the terms and conditions of the Company’s debt agreements.
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
Additionally, as discussed further below, the global economy continues to be impacted by the outbreak of the COVID-19 pandemic. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may continue to have a material adverse impact on the results of operations, financial position and liquidity of the Company.
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
COVID-19 and other Recent Business Impacts
During 2020 and 2021, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019 but showed signs of improvement in 2021, and through the first nine months of 2022. However, although rig counts in the U.S. oil markets increased during 2021 and through the first nine months of 2022, average rig counts remained below pre-pandemic levels. The Company also believes that capital spending within the areas of the oil and gas market that it participates in, remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during the first nine months of 2022, as compared to the prior year, sales remain below pre-pandemic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company continued to experience delays in its supply chain during the first nine months of 2022 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company continues to experience ongoing tariff costs for products that did not receive tariff exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued supply chain disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
The Company performs its annual goodwill impairment test as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As further discussed in Item 8., Note 5. Goodwill and Other Intangibles, the Company completed its annual goodwill impairment assessment for the year ended December 31, 2021 and concluded that goodwill was not impaired. It is reasonably possible that potential adverse impacts of the factors noted above could result in the recognition of material impairments of goodwill and other long-lived assets or other related charges in future periods.
During 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors’ and officers’ insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company’s costs related to the matter ceased. Accordingly, the Company saw a substantial decline in these costs during the first nine months of 2022. Additionally, in June 2022, the SEC matter concerning former officers and employees was settled. As a result, the Company’s potential future costs for indemnity obligations related to this matter should cease. Meanwhile, the Company continues to be party to several legal contingencies. See Note 9. Commitments and Contingencies for further discussion of the Company’s indemnification obligations.
Lastly, in addition to incurring higher total debt levels during 2022, the Company’s debt is tied to the London Inter-Bank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”), both of which have seen significant increases during the year. As a result of these factors, the Company’s interest expense has increased and is subject to further increases. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the three and nine months ended September 30, 2022, which contains unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021.
The condensed consolidated financial statements include the accounts of Power Solutions International, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries in which the Company exercises control. The foregoing financial information was prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and rules and regulations of the SEC for interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by U.S GAAP for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2021, included in the 2021 Annual Report filed with the SEC on March 31, 2022 (“the 2021 Annual Report”). The Company’s significant accounting policies are described in the aforementioned 2021 Annual Report and no changes were made during the nine months ended September 30, 2022. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. Operating results for interim periods are not necessarily indicative of annual operating results.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	22%	17%	18%	16%
Customer B	13%	**	**	**
Customer C	**	20%	**	21%

The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of September 30, 2022	As of December 31, 2021
Customer A	30%	24%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Supplier A	**	11%	**	**
Supplier B	**	10%	**	13%
Supplier C	13%	**	**	**
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
Research and Development
Research and development (“R&D”) expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $4.8 million and $5.2 million for the three months ended September 30, 2022 and 2021, respectively. These costs were $13.9 million and $17.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of September 30, 2022 and December 31, 2021, the Company had restricted cash of $3.6 million and $3.5 million, respectively, which includes $1.1 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash. The liability is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheet.
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

Inventories consisted of the following:

(in thousands) Inventories	As of September 30, 2022	As of December 31, 2021
Raw materials	$103,512	$120,130
Work in process	4,697	8,923
Finished goods	22,056	16,509
Total inventories	130,265	145,562
Inventory allowance	(3,044)	(3,370)
Inventories, net	$127,221	$142,192
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Nine Months Ended September 30,
Inventory Allowance	2022	2021
Balance at beginning of period	$3,370	$3,328
Charged to expense	604	607
Write-offs	(930)	(559)
Balance at end of period	$3,044	$3,376
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of September 30, 2022	As of December 31, 2021
Accrued product warranty	$14,390	$15,830
Litigation reserves *	2,711	894
Contract liabilities	1,630	1,819
Accrued compensation and benefits	7,423	4,397
Operating lease liabilities	3,442	3,978
Accrued interest expense	3,596	625
Other	9,426	7,258
Total	$42,618	$34,801
*As of September 30, 2022 and December 31, 2021 litigation reserves related to various ongoing legal matters including associated legal fees. See Note 9. Commitments and Contingencies for additional information.
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
The Company has approximately $2.0 million accrued for a specific warranty-related matter as of September 30, 2022. During the second quarter, the Company concluded it is reasonably possible that future warranty claims for this matter may exceed current estimates that are based upon historical claims experience. The impact could be material to the financial statements.

Accrued product warranty activities are presented below:

(in thousands)	For the Nine Months Ended September 30,
Accrued Product Warranty	2022	2021
Balance at December 31, 2021	$32,948	$31,542
Current period provision *	6,484	14,135
Changes in estimates for preexisting warranties **	2,705	3,750
Payments made during the period	(18,080)	(19,244)
Balance at end of period	24,057	30,183
Less: current portion	14,390	15,247
Noncurrent accrued product warranty (included with Other Noncurrent liabilities)	$9,667	$14,936
*Warranty costs, net of supplier recoveries, and other adjustments, were a cost of $5.4 million and a cost of $14.8 million for the nine months ended September 30, 2022 and 2021, respectively. Supplier recoveries were $3.4 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the nine months ended September 30, 2022, the Company recorded a cost for changes in estimates of preexisting warranties of $2.7 million, or $0.12 per diluted share, for the nine months ended September 30, 2022, which includes a favorable experience for preexisting warranties attributable to a contract revision during the quarter ended March 31, 2022, and costs of $3.8 million, or $0.16 per diluted share, for the nine months ended September 30, 2021.
Recently Issued Accounting Pronouncements – Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendment allows entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance was effective upon issuance and expires after December 31, 2024. There was no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows or Statement of Stockholders’ Deficit as a result of this guidance since the Company’s debt that references LIBOR matures in November 2022, before LIBOR expires in June 2023.
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

Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
End Market	2022	2021	2022	2021
Power Systems	$42,693	$31,801	$127,904	$81,611
Industrial	59,419	40,576	163,671	111,796
Transportation	22,788	45,253	52,751	135,872
Total	$124,900	$117,630	$344,326	$329,279
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Geographic Area	2022	2021	2022	2021
United States	$89,661	$103,872	$250,026	$293,424
North America (outside of United States)	2,903	1,894	10,623	6,126
Pacific Rim	20,083	7,914	56,599	18,862
Europe	7,028	1,729	13,787	5,297
Other	5,225	2,221	13,291	5,570
Total	$124,900	$117,630	$344,326	$329,279
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

(in thousands)	As of September 30, 2022	As of December 31, 2021
Short-term contract assets (included in Prepaid expenses and other current assets)	$3,096	$2,707
Short-term contract liabilities (included in Other accrued liabilities)	(1,630)	(1,819)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(3,412)	(3,330)
Net contract liabilities	$(1,946)	$(2,442)
During the nine months ended September 30, 2022 and 2021, the Company recognized $0.5 million and $32.5 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2021 and 2020, respectively.
Remaining Performance Obligations
For performance obligations that extend beyond one year, the Company had $4.4 million of remaining performance obligations as of September 30, 2022 primarily related to a long-term manufacturing contract with a customer and extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $0.4 million in the remainder of 2022, $0.9 million in 2023, $1.0 million in 2024, $0.5 million in 2025, $0.2 million in 2026 and less than $1.5 million in 2027 and beyond.
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
Weichai Collaboration Arrangement and Related Party Transactions
The Company and Weichai executed a strategic collaboration agreement (the “Collaboration Agreement”) in March 2017 in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experiences, expertise and resources. Among other things, the Collaboration Agreement established a joint steering committee, permitted Weichai to select a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement provided for the steering committee to create various sub-committees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement is set to expire in March 2023.
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred, and revenue generated from third parties are recorded on a gross basis in the financial statements. For the three and nine months ended September 30, 2022 and 2021, the Company’s sales to Weichai were immaterial in all periods. Purchases of inventory from Weichai were $3.5 million and $10.6 million for the three and nine months ended September 30, 2022, respectively. Purchases of inventory from Weichai were $3.2 million and $9.9 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had $0.5 million and immaterial receivables from Weichai, respectively and outstanding accounts payables to Weichai of $22.4 million and $12.5 million, respectively.
In January 2022, PSI and Société Internationale des Moteurs Baudouin (“Baudouin”), a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. The Company’s sales to Baudouin were $1.4 million and $1.5 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021 there were no Company sales to Baudouin. As of September 30, 2022 and December 31, 2021, the Company had $1.5 million and no receivables from Baudouin, respectively.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Property, Plant and Equipment
Leasehold improvements	$7,107	$7,107
Machinery and equipment	44,915	44,358
Construction in progress	812	1,125
Total property, plant and equipment, at cost	52,834	52,590
Accumulated depreciation	(38,445)	(35,246)
Property, plant and equipment, net	$14,389	$17,344

Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both September 30, 2022 and December 31, 2021 was $29.8 million. Accumulated impairment losses at both September 30, 2022 and December 31, 2021 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(29,024)	$5,916
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,430)	270
Total	$37,340	$(31,154)	$6,186

(in thousands)	As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(27,514)	$7,426
Developed technology	700	(680)	20
Trade names and trademarks	1,700	(1,362)	338
Total	$37,340	$(29,556)	$7,784
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Short-term financing:
Revolving credit facility *	$130,000	$130,000
Other short-term financing	81,001	25,000
Total short-term debt	$211,001	$155,000

Long-term debt:
Unsecured senior notes	$—	$25,000
Finance leases and other debt	672	890
Total long-term debt and finance leases	672	25,890
Less: Current maturities of long-term debt and finance leases	217	254
Long-term debt	$455	$25,636
*Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $0.9 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively.
Credit Agreement and Shareholders’ Loan Agreements
On March 25, 2022, the Company amended and restated its $130.0 million uncommitted senior secured revolving credit agreement with Standard Chartered by entering into the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 24, 2023 or the demand of Standard Chartered. The Second Amended and Restated Credit Agreement is subject to customary events of default and covenants, as well as financial covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants, as further defined in the Second Amended and Restated Credit Agreement, required only for the second and third quarters of 2022. The Company was in compliance with these financial covenants for the third quarter of 2022. Borrowings under the Second Amended and Restated Credit Agreement will incur interest at either the alternate base rate or the SOFR plus 2.95% per annum. The Second Amended and Restated Credit

Agreement continues to be secured by substantially all of the Company’s assets and provides Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Second Amended and Restated Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Second Amended and Restated Credit Agreement grants Standard Chartered a power of attorney to submit a borrowing request to Weichai under the Amended First Shareholder’s Loan Agreement (see discussion below) if the Company did not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request. As of September 30, 2022, the Company had $130.0 million outstanding under the Second Amended and Restated Credit Agreement.
In connection with the Second Amended and Restated Credit Agreement, on March 25, 2022, the Company also amended two of its shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The Amended First Shareholder’s Loan Agreement continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Second Amended and Restated Credit Agreement if the Company is unable to pay such borrowings. The Amended Second Shareholder’s Loan Agreement continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai. The maturity of the Amended First Shareholder’s Loan Agreement was extended to April 24, 2023 and the maturity of the Amended Second Shareholder’s Loan Agreement was extended to May 20, 2023. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the Second Amended and Restated Credit Agreement. As of September 30, 2022, there were no borrowings under the Amended First Shareholder’s Loan Agreement and $25.0 million under the Amended Second Shareholder’s Loan Agreement.
The Company is also party to the Third Shareholder’s Loan Agreement with Weichai, which was entered into on December 10, 2021. The Third Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Second Amended and Restated Credit Agreement and any borrowing requests made under the Third Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the Third Shareholder’s Loan Agreement bear interest at LIBOR plus 4.50% and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The Third Shareholder’s Loan Agreement expires on November 30, 2022, with any outstanding principal and accrued interest due upon maturity. As of September 30, 2022, the Company had $50.0 million outstanding under the Third Shareholder’s Loan Agreement.
On April 20, 2022, the Company entered into the Fourth Shareholder’s Loan Agreement with Weichai. The Fourth Shareholder’s Loan Agreement, which matures on March 31, 2023, provides the Company with access to up to $30.0 million of credit at the discretion of Weichai to supplement the Company’s working capital. The Fourth Shareholder’s Loan Agreement is subordinated in all respects to the Second Amended and Restated Credit Agreement. Borrowings under the Amended First Shareholder’s Loan Agreement, the Amended Second Shareholder’s Loan Agreement and the Fourth Shareholder’s Loan Agreement will incur interest at the applicable SOFR, plus 4.65% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%. As of September 30, 2022, the Company had $4.8 million outstanding under the Fourth Shareholder’s Loan Agreement.
As of September 30, 2022, the Company’s total outstanding debt obligations under the Second Amended and Restated Credit Agreement, the Amended Second Shareholder’s Loan Agreement, the Third Shareholder’s Loan Agreement, the Fourth Shareholder’s Loan Agreement and for finance leases and other debt were $211.7 million in the aggregate, and its cash and cash equivalents were $16.5 million. The Company's total accrued interest for all shareholder loans was $3.6 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheet.
See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.
Note 7.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between November 2022 and July 2034. For the three and nine months ended September 30, 2022, the Company recorded lease expense of $1.6 million and $4.7 million within Cost of sales, $0.1 million and $0.2 million within Research, development, and engineering expenses, less than $0.1 million within Selling, general and administrative expenses for both periods and less than $0.1 million within Interest expense for both periods in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Company recorded lease expense of $1.4 million and $4.4 million within Cost of sales, $0.1 million and $0.3 million within Research, development and engineering expenses, $0.1 million and less than $0.1 million within Selling, general and administrative expenses and less than $0.1 million within Interest expense for both periods in the Consolidated Statements of Operations.
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,150	$1,194	$3,489	$3,661
Finance lease cost
Amortization of right-of-use (“ROU”) asset	31	40	119	144
Interest expense	5	7	17	26
Short-term lease cost	24	38	89	270
Variable lease cost	306	326	1,026	840
Sublease income	(259)	—	(795)	—
Total lease cost	$1,257	$1,605	$3,945	$4,941
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$3,642	$3,731
Operating cash flows paid for interest portion of finance leases	16	26
Financing cash flows paid for principal portion of finance leases	125	144
Right-of-use assets obtained in exchange for lease obligations
Operating leases	—	9
Finance leases	—	—
As of September 30, 2022 and December 31, 2021, the weighted-average remaining lease term for both periods was 5.8 years for operating leases and 3.3 years for finance leases. The weighted-average discount rate was 7.0% and 7.1% for operating leases as of September 30, 2022 and December 31, 2021, respectively, and 6.6% and 6.5% for finance leases as of September 30, 2022 and December 31, 2021, respectively.
The following table presents supplemental balance sheet information related to leases:

(in thousands)	September 30, 2022	December 31, 2021
Operating lease ROU assets, net [1]	$10,742	$13,545

Operating lease liabilities, current [2]	3,442	3,978
Operating lease liabilities, non-current [3]	7,886	10,304
Total operating lease liabilities	$11,328	$14,282

Finance lease ROU assets, net [1]	$246	$364

Finance lease liabilities, current [2]	89	147
Finance lease liabilities, non-current [3]	193	260
Total finance lease liabilities	$282	$407
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

The following table presents maturity analysis of lease liabilities as of September 30, 2022:

(in thousands)	Operating Leases	Finance Leases
Three months ending December 31, 2022	$1,217	$26
Year ending December 31, 2023	3,347	103
Year ending December 31, 2024	1,815	85
Year ending December 31, 2025	1,851	82
Year ending December 31, 2026	1,515	16
Thereafter	4,023	—
Total undiscounted lease payments	13,768	312
Less: imputed interest	2,440	30
Total lease liabilities	$11,328	$282
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
Debt
The Company measured its revolving credit facility and other short-term financing at original carrying value. Unamortized financing costs and deferred fees of $0.9 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively, on the revolving credit facility are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. The fair value of the revolving credit facility and other short-term financing approximated carrying value, as it consisted primarily of short-term variable rate loans.

(in thousands)	As of September 30, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Other financing	81,001	—	81,001	—

(in thousands)	As of December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Other financing	50,000	—	50,000	—
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
Jerome Treadwell v. the Company
In October 2018, a punitive class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. The stay remains in place pending further guidance from the Court. As of September 30, 2022 and December 31, 2021, the Company had recorded an estimated liability of $1.0 million and $0.3 million, respectively, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.0 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Operations for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of September 30, 2022 and $0.5 million was outstanding as of December 31, 2021. Liability related to the settlement of this matter was included in the Other accrued liabilities on the Consolidated Balance Sheet. In addition, the Company entered into an agreement with Mast under which Mast will provide various technical services.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. As of September 30, 2022, the Company has approximately $8.8 million accrued for the reimbursement to Travelers.
Jeffrey Ehlers and Rick Lulloff Litigation
In September 2021, Jeffrey Ehlers (“Ehlers”) and Rick Lulloff (“Lulloff”), former employees of the Company, made demand against the Company for approximately $2.4 million and $1.2 million, respectively, for alleged wages due and owing under each employee’s employment contract related to “Incentive Bonuses” for revenues generated in the Company’s transportation end market. In November 2021, Lulloff and Ehlers separately filed complaints against the Company in the Circuit Court of Cook County, Illinois, alleging breach of contract and violations of the Illinois Wage and Payment Collection Act incorporating their claims in the above referenced demand letter. The Company filed a notice of removal from the Circuit Court of Cook County, Illinois and has also moved to consolidate the cases which has been granted by the Court. As of September 30, 2022, the Company has recorded an estimated liability of $1.6 million, recorded within the Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter. No estimated liability was recorded for the year ended December 31, 2021.
Indemnification Agreements
Under the Company’s bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. As a result of cumulative legal fees and settlements previously paid, the Company fully exhausted its primary directors’ and officers’ insurance coverage of $30.0 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that will occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past directors and officers and certain former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. The Company accrues for such costs as incurred within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. For both the three and nine months ended September 30, 2022, the Company incurred less than $0.1 million of costs related to these indemnification obligations and $1.6 million and $15.2 million for the three and nine months ended September 30, 2021. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, coupled with a settlement reached in the SEC matter involving former officers and employees in June 2022, the Company’s potential future costs for indemnity obligations related to these matters should cease.

In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy, which was renewed in June 2021, and again in June 2022. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments and Contingencies
At September 30, 2022, the Company had five outstanding letters of credit totaling $2.1 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.6 million as of September 30, 2022 related to these letters of credit and cash held in escrow due to a customer agreement.
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
The effective tax rate for the three and nine months ended September 30, 2022 was 11.5% and 0.7%, respectively, compared to an effective tax rate for the three and nine months ended September 30, 2021 of 1.8% and 0.7%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For the three and nine months ended September 30, 2022, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance. For the three and nine months ended September 30, 2021, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance and the ability to carry back 2013 research & experimentation credits to 2012.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance at December 31, 2021	23,117	191	22,926
Net shares issued for Stock awards	—	(24)	24
Balance as of September 30, 2022	23,117	167	22,950
Note 12.    Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted-average common shares outstanding during the year. Diluted earnings (loss) per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021.
The Company issued Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2021 Annual Report for additional information on the SARs and the RSAs.

The computations of basic and diluted earnings (loss) per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$3,192	$(7,177)	$1,951	$(40,898)

Denominator:
Shares used in computing net income (loss) per share:
Weighted-average common shares outstanding – basic	22,948	22,920	22,934	22,902
Effect of dilutive securities	11	—	10	—
Weighted-average common shares outstanding – diluted	22,959	22,920	22,944	22,902

Earnings (Loss) per common share:
Earnings (Loss) per share of common stock - basic	$0.14	$(0.31)	$0.09	$(1.79)
Earnings (Loss) per share of common stock - diluted	$0.14	$(0.31)	$0.09	$(1.79)

The aggregate number of shares excluded from the diluted earnings (loss) per share calculations, because they would have been anti-dilutive, were 0.1 million for both three months ended September 30, 2022 and 2021, and 0.2 million for both nine months ended September 30, 2022 and 2021. For the three and nine months ended September 30, 2022 and 2021, SARs and RSAs were not included in the diluted earnings (loss) per share calculations as they would have been anti-dilutive (1) due to the losses reported in the Consolidated Statements of Operations or (2) the Company’s average stock price was less than the exercise price of the SARs or the grant price of the RSAs.
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
Transactions with Joint Ventures
MAT-PSI Holdings, LLC
In December 2012, the Company and MAT Holdings, Inc. (“MAT”) entered into an agreement to create MAT-PSI Holdings, LLC (“MAT-PSI”), which was intended to be a holding company of its 100% Chinese wholly-owned foreign entity, referred to as Green Power. The Company invested $0.9 million for its 50% share of MAT-PSI, which was formed to manufacture, assemble and supply natural gas, gas and alternative-fueled power systems to Chinese and Asian forklift customers. The venture established a production facility in Dalian and also sourced base engines from a local Chinese factory. As MAT-PSI was not profitable, the venture was closed in 2017; however, the Company had previously been in dispute with Green Power related to the wind down of the joint venture and outstanding receivables. On March 29, 2021, the Company executed a settlement agreement with MAT and Green Power which resolved the dispute. The final settlement agreement did not have a material impact on the Company’s consolidated financial statements.
Doosan-PSI, LLC
In 2015, the Company and Doosan Infracore Co., Ltd. (“Doosan Infracore”), a subsidiary of Doosan Group, entered into an agreement to form Doosan-PSI, LLC. The Company invested $1.0 million to acquire 50% of the venture, which was formed to operate in the field of developing, designing, testing, manufacturing, assembling, branding, marketing, selling, distributing and providing support for industrial gas engines and all components and materials required for assembly of the gas engines to the global power generation market outside of North America and South Korea. In the fourth quarter of 2019, Doosan Infracore and the Company agreed to wind down and dissolve the joint venture. In the second quarter of 2021, the Company received a cash distribution from the joint venture of $2.2 million as a result of the final wind down and dissolution of the joint venture.

Other Related Party Transactions
See Note 9. Commitments and Contingencies for information regarding the Company’s indemnification obligations related to certain former directors and officers of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
For the three months ended September 30, 2022, the Company’s net sales increased $7.3 million, or 6%, from the three months ended September 30, 2021 to $124.9 million, a result of sales increases of $10.9 million and $18.8 million in the power systems and industrial end markets, respectively, partly offset by a $22.5 million decline in the transportation end market. Gross margin for the three months ended September 30, 2022 was 19.3%, an increase of 9.7% versus 9.6% in the comparable 2021 period. Gross profit increased by $12.8 million, or 113%, for the three months ended September 30, 2022, while operating expenses decreased by $0.1 million, or 1% versus the comparable period in 2021. Interest expense increased by $2.0 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The Company recorded an income tax expense of $0.4 million during the three months ended September 30, 2022 compared to an income tax benefit of $0.1 million in the prior year. Collectively, these factors contributed to a $10.4 million improvement in net income, which totaled $3.2 million in the 2022 period compared to a net loss of $7.2 million in the same period in 2021. Diluted earnings per share was $0.14 in the 2022 period compared to diluted loss per share of $0.31 in the comparable 2021 period. Adjusted net income, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $4.2 million in the 2022 period, compared to Adjusted net loss of $4.8 million in 2021. Adjusted earnings per share was $0.18 in 2022 compared to Adjusted loss per share of $0.21 in 2021. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was positive at $9.9 million in 2022 compared to Adjusted EBITDA of negative $1.5 million in 2021. Adjusted net income (loss), Adjusted earnings (loss) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
For the nine months ended September 30, 2022, the Company’s net sales increased $15.0 million, or 5%, compared to the nine months ended September 30, 2021, as a result of higher sales of $46.3 million and $51.9 million in the power systems and industrial end markets, respectively, partly offset by a decrease of $83.1 million in the transportation end market. Gross margin was 17.2% and 9.6% during the nine months ended September 30, 2022 and 2021, respectively. Gross profit increased during the nine months ended September 30, 2022 by $27.5 million, or 87%, compared to the nine months ended September 30, 2021, while operating expenses decreased by $19.1 million, or 28%, as compared to the comparable period in 2021. Interest expense increased by $3.5 million for the nine months ended September 30, 2022 versus the comparable period in 2021. Also, the Company recorded an income tax expense of less than $0.1 million for the nine months ended September 30, 2022 versus a benefit of $0.3 million for the same period last year. Collectively, these factors contributed to a $42.8 million decrease in the net loss, which totaled income of $2.0 million in the 2022 period compared to a net loss of $40.9 million in the same period of 2021. Diluted earnings per share was $0.09 in the 2022 period compared to diluted loss per share of $1.79 in the comparable 2021 period. Adjusted net income, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $5.6 million in the 2022 period compared to Adjusted net loss of $21.6 million in 2021. Adjusted earnings per share was $0.25 in 2022 compared to Adjusted loss per share of $0.95 in 2021. Adjusted EBITDA was positive at $19.5 million in 2022 compared to an Adjusted EBITDA loss of $10.5 million in 2021. Adjusted net income (loss), Adjusted earnings (loss) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
Net sales by geographic area and by end market for the three and nine months ended September 30, 2022 and 2021 are presented below:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Geographic Area		% of Total		% of Total		% of Total		% of Total
United States	$89,661	72%	$103,872	88%	$250,026	73%	$293,424	89%
North America (outside of United States)	$2,903	2%	$1,894	2%	$10,623	3%	$6,126	2%
Pacific Rim	20,083	16%	7,914	7%	56,599	16%	18,862	5%
Europe	7,028	6%	1,729	1%	13,787	4%	5,297	2%
Others	5,225	4%	2,221	2%	13,291	4%	5,570	2%
Total	$124,900	100%	$117,630	100%	$344,326	100%	$329,279	100%

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
End Market		% of Total		% of Total		% of Total		% of Total
Power Systems	$42,693	34%	$31,801	27%	$127,904	37%	$81,611	25%
Industrial	59,419	48%	40,576	34%	163,671	48%	111,796	34%
Transportation	22,788	18%	45,253	39%	52,751	15%	135,872	41%
Totals	$124,900	100%	$117,630	100%	$344,326	100%	$329,279	100%

Recent Trends and Business Outlook
COVID-19 Update and Recent Business Impacts
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
As of the date of this Form 10-Q, the Company continues to judiciously manage its expenses through the continuation of certain measures, including the reduction of all non-essential travel and minimized discretionary expenses and consulting services. The Company continues to review operating expenses, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. During 2021, the Company took rightsizing actions to align its staffing with current needs, while also streamlining certain roles. These actions, when coupled with attrition, contributed to the reduction of approximately 100 positions, or approximately 12.5% of the Company’s headcount. Also, the Company continues to review its facilities footprint in light of its current and planned business mix and its evolving needs. To date, these efforts have resulted in the exit and sublease of its Hanover Park, IL materials and warehousing facility.
During 2020 and 2021, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019 but showed signs of improvement in 2021, and through the first nine months of 2022. However, although rig counts in the U.S. oil markets increased during 2021 and through the first nine months of 2022, average rig counts remained below pre-pandemic levels. The Company also believes that capital spending within the areas of the oil and gas market that it participates in, remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during the first nine months of 2022, as compared to the prior year, sales remain below pre-pandemic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company continued to experience delays in its supply chain during the third quarter of 2022 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company continues to experience ongoing tariff costs for products that did not receive exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
During 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors’ and officers’ insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company’s costs related to the matter ceased. Accordingly, the Company saw a substantial decline in these costs during the first nine months of 2022. Additionally, in June 2022, the SEC matter concerning former officers and employees was settled. As a result, the Company’s potential future costs for indemnity obligations related to this matter should cease. See Note 9. Commitments and Contingencies for further discussion of the Company’s indemnification obligations.
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

Results of Operations
Condensed consolidated results of operations for the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021:

(in thousands, except per share amounts)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Net sales	$124,900	$117,630	$7,270	6%	$344,326	$329,279	$15,047	5%
Cost of sales	100,792	106,288	(5,496)	(5)%	285,181	297,673	(12,492)	(4)%
Gross profit	24,108	11,342	12,766	113%	59,145	31,606	27,539	87%
Gross margin %	19.3%	9.6%	9.7%		17.2%	9.6%	7.6%
Operating expenses:
Research, development and engineering expenses	4,819	5,437	(618)	(11)%	13,931	17,772	(3,841)	(22)%
Research, development and engineering expenses as a % of sales	3.9%	4.6%	(0.7)%		4.0%	5.4%	(1.4)%
Selling, general and administrative expenses	11,541	10,958	583	5%	32,922	47,858	(14,936)	(31)%
Selling, general and administrative expenses as a % of sales	9.2%	9.3%	(0.1)%		9.6%	14.5%	(4.9)%
Amortization of intangible assets	526	634	(108)	(17)%	1,598	1,901	(303)	(16)%
Total operating expenses	16,886	17,029	(143)	(1)%	48,451	67,531	(19,080)	(28)%
Operating income (loss)	7,222	(5,687)	12,909	227%	10,694	(35,925)	46,619	130%
Other expense, net:
Interest expense	3,615	1,623	1,992	123%	8,729	5,253	3,476	66%
Other expense (income), net	—	—	—	NM	—	1	(1)	NM
Total other expense, net	3,615	1,623	1,992	123%	8,729	5,254	3,475	66%
Income (Loss) before income taxes	3,607	(7,310)	10,917	149%	1,965	(41,179)	43,144	105%
Income tax expense (benefit)	415	(133)	548	NM	14	(281)	295	(105)%
Net income (loss)	$3,192	$(7,177)	$10,369	144%	$1,951	$(40,898)	$42,849	105%
Earnings (Loss) per common share:
Basic	$0.14	$(0.31)	$0.45	145%	$0.09	$(1.79)	$1.88	105%
Diluted	$0.14	$(0.31)	$0.45	145%	$0.09	$(1.79)	$1.88	105%

Non-GAAP Financial Measures:
Adjusted net income (loss) *	$4,159	$(4,841)	$9,000	186%	$5,633	$(21,571)	$27,204	126%
Adjusted earnings (loss) per share – diluted *	$0.18	$(0.21)	$0.39	186%	$0.25	$(0.95)	$1.20	126%
EBITDA *	$8,887	$(3,851)	$12,738	331%	$15,824	$(30,378)	$46,202	152%
Adjusted EBITDA *	$9,854	$(1,515)	$11,369	NM	$19,506	$(10,496)	$30,002	NM
NM    Not meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales increased $7.3 million, or 6%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 a result of sales increases of $10.9 million and $18.8 million in the power systems and industrial end markets, respectively, partly offset by a $22.5 million decline in the transportation end market, which was expected during the year as the Company focuses on driving improved long-term profitability. Further, overall sales in the third quarter of 2022 continued to reflect supply chain challenges that impacted the Company’s ability to timely meet certain orders. Higher power systems end market sales were attributable to increased sales across various categories, including within standby, demand response, and to customers that have traditionally served the oil and gas market. Higher industrial end market sales are primarily due to increased demand for products across various applications, with the largest increase attributable to products used within the material handling/forklift market. The decreased sales within the transportation end market were primarily attributable to lower sales in the medium duty truck market, coupled with lower sales of school bus products.

Net sales increased $15.0 million, or 5%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, as a result of higher sales of $46.3 million and $51.9 million in the power systems and industrial end markets, respectively, partly offset by a decrease of $83.1 million in the transportation end market, which was expected during the year as the Company focuses on driving improved long-term profitability. Further, overall sales in the first nine months of 2022 continued to reflect supply chain challenges that impacted the Company’s ability to timely meet certain orders. Higher power systems end market sales were attributable to increased sales across various categories, including within demand response, standby, and to customers that have traditionally served the oil and gas market. Higher industrial end market sales are primarily due to increased demand for products across various applications, with the largest increase attributable to products used within the material handling/forklift market. The decreased sales within the transportation end market were primarily attributable to lower sales in the medium duty truck market, coupled with lower sales of school bus products.
Gross Profit
Gross profit increased during the three months ended September 30, 2022 by $12.8 million, or 113%, compared to the three months ended September 30, 2021. Gross margin was 19.3% and 9.6% during the three months ended September 30, 2022 and 2021, respectively. The increase in gross margin is primarily due to the impact of higher sales, improved mix and pricing actions, and lower warranty expenses, among other items. For the three months ended September 30, 2022, warranty costs were $3.5 million, a decrease of $3.8 million compared to warranty costs of $7.3 million last year, due largely to lower charges for transportation end market engines during the three months ended September 30, 2022. A majority of the warranty activity is attributable to products sold within the transportation end market.

Gross profit increased during the nine months ended September 30, 2022 by $27.5 million, or 87%, compared to the nine months ended September 30, 2021. Gross margin was 17.2% and 9.6% during the nine months ended September 30, 2022 and 2021, respectively. The increase in gross margin is primarily due to lower warranty expense, improved mix and pricing actions. For the nine months ended September 30, 2022, warranty costs were $5.4 million, a decrease of $9.4 million compared to warranty costs of $14.8 million last year, due largely to lower charges for transportation end market engines during the nine months ended September 30, 2022 in part attributable to a contract revision. A majority of the warranty activity is attributable to products sold within the transportation end market.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended September 30, 2022 were $4.8 million, a decrease of $0.6 million, or 11%, from the three months ended September 30, 2021. The decrease was primarily due to lower wages and benefits driven by reduced headcount and the timing of projects.
Research, development and engineering expenses during the nine months ended September 30, 2022 were $13.9 million, a decrease of $3.8 million, or 22%, from the nine months ended September 30, 2021. The decrease was primarily due to lower wages and benefits driven by reduced headcount, and the timing of projects.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased during the three months ended September 30, 2022 by $0.6 million, or 5%, compared to the three months ended September 30, 2021. The increase was due to higher incentive compensation expenses offset by lower legal costs related to the Company’s indemnification obligations of former officers and employees, due largely to decreased spending activity during the three months ended September 30, 2022 in relation to the USAO’s trial involving former officers and employees, which concluded in September 2021 (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements).
Selling, general and administrative expenses decreased during the nine months ended September 30, 2022 by $14.9 million, or 31%, compared to the nine months ended September 30, 2021. The decrease was primarily due to lower legal costs related to the Company’s indemnification obligations of former officers and employees, due largely to decreased spending activity during the nine months ended September 30, 2022 in relation to the USAO’s trial involving former officers and employees, which concluded in September 2021 (see additional discussion in Note 9. Commitments and Contingencies in Part I, Item 1. Financial Statements). These decreased costs were partially offset by an increase in incentive compensation expense.
Interest Expense
Interest expense was $3.6 million for the three months ended September 30, 2022 as compared to $1.6 million for the three months ended September 30, 2021, largely due to higher average outstanding debt and a higher overall effective interest rate on the Company’s debt during the three months ended September 30, 2022, as compared to the prior year.
Interest expense was $8.7 million for the nine months ended September 30, 2022 as compared to $5.3 million for the nine months ended September 30, 2021, largely due to higher average outstanding debt and a higher overall effective interest rate on the Company’s debt during the nine months ended September 30, 2022, as compared to the prior year.
Income Tax Expense
The Company recorded income tax expense of $0.4 million for the three months ended September 30, 2022, as compared to income tax benefit of $0.1 million for the three months ended September 30, 2021. The Company’s pretax income was $3.6 million for the three months ended September 30, 2022, compared to a pretax loss of $7.3 million for the three months ended September 30, 2021. Income tax expense for the three months ended September 30, 2022 is related primarily to adjustments to taxes payable and the deferred tax liability related to indefinite lived assets. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax expense and tax benefit associated with the pre-tax income and pre-tax loss for both the three months ended September 30, 2022 and 2021.

The Company recorded an income tax expense of $0.01 million for the nine months ended September 30, 2022, as compared to an income tax benefit of $0.3 million for the nine months ended September 30, 2021. The Company’s pretax income was $2.0 million for the nine months ended September 30, 2022, compared to pretax loss of $41.2 million for the nine months ended September 30, 2021. Income tax expense for the nine months ended September 30, 2022 is related primarily to the impact of amended state returns, adjustments to taxes payable, and deferred tax liability related to indefinite lived assets. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax expense and tax benefit associated with the pre-tax income and pre-tax loss for both the nine months ended September 30, 2022 and 2021.
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
The following table presents a reconciliation from Net income (loss) to Adjusted net income (loss) for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$3,192	$(7,177)	$1,951	$(40,898)
Stock-based compensation [1]	62	102	315	334
Severance [2]	(2)	(2)	462	690
Internal control remediation [3]	(49)	268	448	971
Government investigations and other legal matters [4]	956	1,968	2,457	17,887
Discrete income tax items [5]	—	—	—	(555)
Adjusted net income (loss)	$4,159	$(4,841)	$5,633	$(21,571)

The following table presents a reconciliation from Income (Loss) per common share – diluted to Adjusted income (loss) per share – diluted for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (Loss) per common share – diluted	$0.14	$(0.31)	$0.09	$(1.79)
Stock-based compensation [1]	—	—	0.01	0.01
Severance [2]	—	—	0.02	0.03
Internal control remediation [3]	—	0.01	0.02	0.04
Government investigations and other legal matters [4]	0.04	0.09	0.11	0.78
Discrete income tax items [5]	—	—	—	(0.02)
Adjusted earnings (loss) per share	$0.18	$(0.21)	$0.25	$(0.95)

Diluted shares (in thousands)	22,959	22,920	22,944	22,902
The following table presents a reconciliation from Net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$3,192	$(7,177)	$1,951	$(40,898)
Interest expense	3,615	1,623	8,729	5,253
Income tax expense (benefit)	415	(133)	14	(281)
Depreciation	1,139	1,202	3,532	3,647
Amortization of intangible assets	526	634	1,598	1,901
EBITDA	8,887	(3,851)	15,824	(30,378)
Stock-based compensation [1]	62	102	315	334
Severance [2]	(2)	(2)	462	690
Internal control remediation [3]	(49)	268	448	971
Government investigations and other legal matters [4]	956	1,968	2,457	17,887
Adjusted EBITDA	$9,854	$(1,515)	$19,506	$(10,496)
1.Amounts reflect non-cash stock-based compensation expense.
2.Amounts represent severance and other post-employment costs for certain former employees of the Company.
3.Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.
4.Amounts include professional services fees for the three and nine months ended September 30, 2022 of a benefit of less than $(0.1) million, resulting from credit for prior legal fees, and expense of $0.1 million, respectively, and expense of $1.6 million and $15.2 million, respectively, for the three and nine months ended September 30, 2021, related to costs to indemnify certain former officers and employees of the Company. The Company is obligated to pay legal costs of certain former officers and employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 9. Commitments and Contingencies of Part I, Item 1. Financial Statements, the Company fully exhausted its historical primary directors’ and officers’ insurance coverage in connection with these matters during the first quarter of 2020. Also included are professional services fees and reserves related to certain other legal matters.
5.Amounts reflect adjustments for impacts of the CARES Act for the three and nine months ended September 30, 2021.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Nine Months Ended September 30,
	2022	2021	Change	% Change
Net cash used in operating activities	$(17,707)	$(39,101)	$21,394	54%
Net cash (used in) provided by investing activities	(991)	195	(1,186)	*NM
Net cash provided by financing activities	29,008	22,713	6,295	28%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$10,310	$(16,193)	$26,503	164%
Capital expenditures	$(991)	$(2,156)	$1,165	54%
*NMNot meaningful
Cash Flows for the Nine Months Ended September 30, 2022
Cash Flow from Operating Activities
Net cash used in operating activities was $17.7 million in the nine months ended September 30, 2022 compared to net cash used in operating activities of $39.1 million in the nine months ended September 30, 2021, resulting in a decrease of $21.2 million in cash used in operating activities year-over-year. The decrease in cash used by operating activities primarily resulted from the $42.8 million increase in earnings while collections of customer accounts receivable were lower than the prior year, and the Company had higher cash paid against accounts payable contributing to a $20.7 million increase of cash used by working capital accounts. Cash outflows associated with other noncurrent liabilities have increased, and are offset by the decrease in inventory purchases and other current liabilities, decrease in other noncurrent liabilities, and the decrease in non-cash adjustments.

Cash Flow from Investing Activities
Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2022 compared to cash provided by investing activities of $0.2 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, capital expenditures associated with the Company’s facilities were lower by $1.2 million versus the prior year, while the nine months ended September 30, 2021 included $2.2 million of proceeds for the return of investment in joint venture.
Cash Flow from Financing Activities
The Company generated $29.0 million in cash from financing activities in the nine months ended September 30, 2022 compared to $22.7 million in cash generated by financing activities in the nine months ended September 30, 2021. The cash generated by financing activities for the nine months ended September 30, 2022 and 2021 was primarily attributable to cash received under the shareholder’s loan agreements with Weichai. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements, which further describe the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities, shareholder’s loan agreements, and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal interest on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.

As of September 30, 2022, the Company’s total outstanding debt obligations under the Second Amended and Restated Credit Agreement, the Amended Second Shareholder’s Loan Agreement, the Third Shareholder’s Loan Agreement, the Fourth Shareholder’s Loan Agreement and for finance leases and other debt were $211.7 million in the aggregate, and its cash and cash equivalents were $16.5 million. See Item 1. Financial Statements and Supplementary Data, Note 6. Debt, for additional information.

The Second Amended and Restated Credit Agreement includes financial covenants which are effective for the Company for the three months September 30, 2022, including an interest coverage ratio and a minimum EBITDA threshold, as further defined in the Second Amended and Restated Credit Agreement. For the three months ended September 30, 2022, the Company was in compliance with the financial covenants.
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
As of September 30, 2022 and December 31, 2021, Accounts Payable were approximately $73.1 million and $93.3 million, respectively, reflective of less inventory and costs incurred related to the Company’s indemnification obligations.
During 2020 and 2021, as a result of the COVID-19 pandemic, the global economy experienced substantial turmoil, which led to challenging market conditions across certain areas of the Company’s business. In addition, due to unprecedented decreases in demand, an oil price war, and economic uncertainty resulting from the COVID-19 pandemic, average crude oil prices were considerably lower in 2020 as compared to prices at the end of 2019 but showed signs of improvement in 2021 and through the first nine months of 2022. However, although rig counts in the U.S. oil markets increased during 2021 and through the first nine months of 2022, average rig counts remained below pre-pandemic levels. The Company also believes that capital spending within the areas of the oil and gas market that is participates remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during the first nine months of 2022, as compared to the prior year, sales remain below pre-pandemic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company continued to experience delays in its supply chain during the third quarter of 2022 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company continues to experience ongoing tariff costs for products that did not receive exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued supply chain disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
During 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors’ and officers’ insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company’s costs related to the matter ceased. Accordingly, the Company saw a substantial decline in these costs during the first nine months of 2022. Additionally, in June 2022, the SEC matter concerning former officers and employees was settled. As a result, the Company’s potential future costs for indemnity obligations related to this matter should cease. See Item 1. Financial Statements and Supplementary Data, Note 9. Commitments and Contingencies for further discussion of the Company’s indemnification obligations.
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
At September 30, 2022, the Company had five outstanding letters of credit totaling $2.1 million. See Item 1. Financial Statements and Supplementary Data, Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2021 Annual Report on Form 10-K (the “2021 Annual Report”). During the nine months ended September 30, 2022, there were no significant changes in the application of critical accounting policies.
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

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Interim Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022, because of the previously reported material weaknesses in internal control over financial reporting, as described below.
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
IT Skillset and Competency:
The Company continues to assess the level of technical skills in its information technology (“IT”) function to support the design and implementation of IT general controls (“ITGCs”). The IT function has been reorganized under the leadership of a Chief Information Officer who reports to the Interim Chief Executive Officer. The Company also hired an IT Security lead and is actively recruiting for certain technical IT positions. The Company has continued to experience turnover in its IT functions. The IT function will continue to receive control-related training, evaluate resource needs, and will supplement, where necessary, with temporary resources.
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
Warranty Reserves:
To reduce the risk of untimely warranty claims processing, the Company is implementing improvements to centrally receive and monitor incoming claims including transitioning customers to the use of a warranty claims submission portal. The Company also implemented additional controls during the quarter to provide additional assurance around completeness and accuracy of the warranty data.
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Employment Agreement, effective as of August 29, 2022, by and between Kenneth Li and Power Solutions International, Inc.	8-K	10.1	08/29/2022	001-35944
10.2		Employment Agreement, effective as of September 16, 2022, between PSI and Sidong Shao	8-K	10.1	09/22/2022	001-35944
31.1	*	Certification of Interim Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2022.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)