Form 10-K
period 2022-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2023-04-14
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of 5,562,933 shares of Common Stock held by non-affiliates of the registrant as of December 31, 2022 was $9.5 million based on the last reported sale price on the over-the-counter (“OTC”) market on June 30, 2022 (although the total market capitalization of the registrant as of such date was approximately $39.0 million). Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 10, 2023, there were 22,951,478 outstanding shares of the Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement (the “2023 proxy statement”), to be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days after the fiscal year ended December 31, 2022.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (“2022 Annual Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, remediation of internal controls, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation: the factors discussed in this report set forth in Item 1A. Risk Factors; the impact of the COVID-19 pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risk involving potential security lapses and/or cyber attacks; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the SEC and the United States Attorney's Office for the Northern District of Illinois (the “USAO”); variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; impact on the global economy of the war in Ukraine; the impact of supply chain interruptions and raw material shortages; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. The Company makes these filings available free of charge on its website (http://www.psiengines.com) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this 2022 Annual Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

PART I
Unless the context indicates otherwise, references in this 2022 Annual Report to “Power Solutions,” “PSI,” “the Company,” “Corporate,” “it,” “its” and “itself” mean Power Solutions International, Inc. and its wholly-owned subsidiaries. References herein to “2022,” “fiscal 2022” or “fiscal year 2022” refer to the fiscal year ended December 31, 2022. References herein to “2021,” “fiscal 2021” or “fiscal year 2021” refer to the fiscal year ended December 31, 2021.
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

The Company’s end markets, product categories and equipment are as highlighted in the following table:

End Market	Product Categories	Equipment/Products (End Use)
Power Systems *	Electric Power Generation (“Gensets”) Large Custom Genset Enclosures	Mobile and Stationary Gensets for: Emergency Standby Rental Prime Power Demand Response Microgrid Renewable Energy Resiliency (Wind, Solar, Storage) Combined Heat and Power (“CHP”)
Industrial	Material Handling Agricultural/Arbor Care Irrigation/Pumps Construction Compressors Other Industrial
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
Improve profitability
The Company continues to execute on its plan to enhance profitability through the review of its customer and product portfolio. To date, this has resulted in strategic price increases in certain areas of the business, along with product redesign and the re-sourcing of certain components, to support improved margins. This program is a multi-year effort and will entail a strategic assessment of certain areas in which profitability does not meet established thresholds. The Company also continues to transform its manufacturing operations through the ongoing adoption of lean, agile and flexible lines, which provides opportunities for improved efficiency, margins and profitability, particularly as volume and sales improve. The Company has also been investing heavily in the expansion of its heavy-duty engine product line, particularly through its collaboration with

Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”). This product line has historically provided better margins.
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
Streamlining of business processes and footprint rationalization
The Company has an ongoing program to review and identify cost reductions throughout the organization. As part of this program, the Company has adopted tighter controls, monitors major areas of spending and is centralizing certain business processes. During 2022, the Company continues to align its staffing with current needs and streamlining certain roles.
Strengthen the business through the optimization of business systems and technology
The Company is working to strengthen its business through the optimization of its business systems and technology to support the strengthening of internal controls, improve processes, drive greater operational efficiencies and provide better and timelier decision making across the organization. The Company also continues to work on the enhancement and optimization of its Enterprise Resource Planning system and associated workflows.
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
Capitalize on key market trends
The Company’s breadth of products and solutions will enable it to capitalize on numerous market trends that it believes have the potential to drive customer demand for its products and contribute toward its long-term growth. Further, the Company’s R&D activity is largely focused on expanding its solutions to further address trends in these areas. The key trends include the following:
•the worldwide growth of intermittent sources of energy, such as wind and solar, and an aged electric grid in the United States, coupled with power outage activity due to weather or power shutdowns, are driving increased demand for generators, microgrids and demand response equipment;
•increasingly stringent regulations and growing efforts to reduce emissions are driving demand for clean energy and alternatives to diesel power engines (e.g., EPA Tier 4 emission standards, CARB regulations, MEE policies in China, and grants, rebates and other incentives for adopting clean energy applications), in several markets such as the power generation market for microgrids and oil and gas applications, school bus and arbor care markets, among others;
•growth in data centers and their increasing demand for electricity, which is driving growth for backup power (commercial generators/microgrids);
•growth in e-commerce activity around the world, which is driving demand for last-mile delivery vehicles; and
•the availability of automotive engines that are suited for industrial application.

New product expansion by leveraging deep industry experience
Throughout the Company’s history, it has evolved from a provider of diesel power systems to becoming a major supplier of power systems fueled by alternatives to diesel, including gasoline, propane, and natural gas, among others. By leveraging the deep industry experience of its engineering and new-product development teams, the Company is continuing to take steps to broaden the range of its power system product offerings, including engine classes, power ratings and the OEM and direct user market categories into which it supplies products. The Company plans to capitalize on its technologically sophisticated, in-

house design, prototyping, testing and application engineering capabilities to further refine its superior power system technology.
Leverage the Company’s relationship with Weichai
In March 2017, the Company executed a share purchase agreement (the “SPA”) with Weichai America Corp. Under the terms of the SPA, Weichai invested $60.0 million in the Company (the “Weichai Transactions”) by purchasing a combination of newly issued Common Stock and preferred stock, par value $0.001 (the “Preferred Stock”), as well as a stock purchase warrant, which significantly strengthened the Company’s financial condition and contributed to the extinguishment of its $60.0 million term loan in 2017. Weichai has also provided support for PSI’s business and operations through various shareholder loan agreements as described in Part II, Item 7. Liquidity and Capital Resources.
The Company and Weichai also entered into a strategic collaboration agreement (the “Collaboration Agreement”) under which they have been working together to accelerate market opportunities for each company’s respective product lines across various geographic and end-user markets. The Collaboration Agreement was extended for three years in March 2020 and was set to expire in March 2023. On March 22, 2023, the Collaboration Agreement was extended for an additional term of three years.
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
The Weichai stock purchase warrant, as last amended (the “Weichai Warrant”), was exercisable commencing on April 1, 2019 for such number of shares of the Company’s Common Stock as was sufficient to provide Weichai with majority ownership of the Company’s Common Stock. On April 23, 2019, Weichai exercised the Weichai Warrant resulting in the Company issuing 4,049,759 shares of the Company’s Common Stock. See Note 1. Summary of Significant Accounting Policies and Other Information–Stock Ownership and Control in Part II. Item 8. Financial Statements and Supplemental Information, for additional information. Weichai is currently the Company’s majority stockholder, holding over 51% of the Company’s outstanding Common Stock, as of December 31, 2022.
Expand global business
Through the expansion of its product lineup and the entry into new markets, the Company has a history of growing its product offerings internationally beyond North America. The Company sees long-term opportunity in continuing to grow its business worldwide with further R&D investment including new-product development and offerings. In January 2022, PSI and Société Internationale des Moteurs Baudouin (“Baudouin”), a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets, which resulted in over $2.0 million of sales. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. The Company believes that this agreement will continue to offer enhanced global growth opportunities, particularly in Europe.
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
Customers
The Company’s customers primarily include global OEMs and direct end-users across a wide range of applications that demand high product quality, best-in-class engineering support and on-time delivery. Within several applications for which the Company provides solutions, it maintains supplier relationships with customers, which are often among the largest in that category.

The Company’s largest customer, represented 19% of consolidated net sales in 2022. The largest customer changes from time to time as a result of various factors, including prevailing market conditions, customers’ strategies and inventory of the Company’s power systems.
Competition
Each of the Company’s end markets have a variety of competitors, including engine manufacturers, independent suppliers and distributors of engines, fuel systems and component providers, manufacturers of power generation equipment, engine packagers and integrators, and the in-house operations of certain OEMs, some of which have longer operating histories, strong brand recognition and significantly greater financial and marketing resources.
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

Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, information technology and administrative expenses and are expensed, net of contract reimbursements, when incurred. From time to time, the Company enters into agreements with its customers to fund a portion of the research, development and engineering costs of a particular project. These reimbursements are accounted for as a reduction of the related research, development and engineering expenditure. The Company’s net research, development and engineering expenditures for 2022 and 2021 were $18.9 million and $22.4 million, respectively.
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
The Company aggregates product sourcing efforts across its large and diverse OEM customer base and across industry categories, capitalizing on volume, economies of scale and global supply opportunities. The Company’s customers benefit from the aggregation of its global sourcing, procurement, and assembly and services, obtaining cost benefits that they might not obtain if they were to rely on their own internal resources, capabilities and more limited demand requirements. Through this process, customers are able to streamline their supply base by consolidating procurement and assembly efforts down to a single part number product supplied by the Company. The Company delivers this assembly to its customers production lines ready to install into the customers’ product.
The Company is party to a supply agreement with Doosan, under which it purchases and distributes specified Doosan engines within a territory consisting of the United States, Canada and Mexico. On October 1, 2019, the supply agreement with Doosan was amended and extended to December 31, 2023, after which the agreement will automatically be extended for additional one-year terms unless a notice of termination is provided by either party six months prior to the scheduled expiration. The addendum also included minimum product purchase commitments for the period 2019 through 2023, subject to reductions based on market declines in oil prices and defined prescribed payments to Doosan triggered by shortfalls in purchases made by the Company during each annual calendar period. On July 1, 2022, the supply agreement was amended to remove exclusivity and the minimum product purchase commitments.
The Company had an exclusive supply agreement with GM through December 31, 2019 to purchase and distribute GM 6.0L engines to on-highway customers. With the GM announcement that it will discontinue its production of the GM 6.0L engine, the Company conducted last-time buys of this engine during 2019 through 2021 (including certain engines where prepayment was provided), to ensure adequate supply to certain transportation customers. At December 31, 2022, the Company holds a small quantity of other GM 6.0L engines which it expects to deliver to customers throughout 2023. The Company does not have a supply agreement with GM for its successor product to the GM 6.0L engine; however, it will source the 6.0L through a GM designated third party manufacturer.
The Company was also party to a supply agreement with SAME through December 31, 2022, for the exclusive purchase and distribution of engines around the world, with the exception of China (including Hong Kong, Macao and Taiwan), within the forklift and marine markets. The agreement included minimum purchase commitments which had no financial impact or monetary penalties for the year ended December 31, 2022.
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
Employees and Human Capital
As of December 31, 2022, the Company’s workforce consisted of approximately 800 full-time employees. None of the members of the Company’s workforce are represented by a union or covered by a collective bargaining agreement.
Part of the Company’s values focus on developing and maintaining a world class workforce through personal accountability, teamwork, customer service and innovation. The Company monitors and manages attrition. It approves, through its human resources department, the replacement of key positions that it believes are critical to sustaining improved business performance and analyzes departure data to continually improve upon the experience of employees. Turnover for salaried employees in 2022 was approximately 23.0%. The Company’s talent management and succession planning process includes the identification of key positions based on current and future business strategies, the identification of potential successors, and a plan for talent development.
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
Health and safety are also a key priority, as the Company is committed to removing conditions that cause personal injury or occupational illness. Employees participate in training sessions focused on these topics and are encouraged to promote behaviors that protect others from risk of injury. The Company sets annual targets for its Total Recordable Incident Rate (“TRIR”) and Days Away, Restricted or Transferred (“DART”) and regularly reviews these metrics. For 2022, the Company achieved an overall TRIR of 4.8, meaning that for every 100 employees, 0.48 employees incurred an injury that resulted in recordable medical treatment. The DART was 4.3 in 2022, meaning that for every 100 employees, 0.43 individuals experienced an incident that resulted in days away from work or restricted work tasks.
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
For the full year ended 2022, approximately 70% of the engines sold run on either propane or natural gas. Also, the Company has taken the following steps to enhance its sustainability:
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
Historically, the Company’s 6.0L and 8.8L gasoline engines qualified for the small manufacturer exemption for Phase 1 GHG under Title 40 of the Code of Federal Regulation Section 1036.150(d). Starting in 2020, as a result of the Weichai ownership change in April 2019, those products no longer qualified for the exemption and had to meet Phase 1 GHG standards. In order to address the impact of the transition of its emission regulation requirements in 2020 and 2021, the Company licensed its technology to a third-party small manufacturer to produce and certify the 6.0L gasoline engine and utilized averaging, banking, and trading compliance provisions for the sale of its 8.8L gasoline engine. The Company ended the program to outsource and sell the certified 6.0L engines effective December 31, 2021. The Company is utilizing averaging, banking, and trading compliance provisions for compliance with the EPA Phase 2 GHG emission regulations.
The Initial and ongoing certification requirements vary by power system application and market segment. Each application must undergo a series of rigorous and demanding tests to demonstrate compliance with regulatory standards, including useful life, zero hours and durability testing. Once a power system is certified, regulatory agencies impose ongoing compliance requirements, which include testing newly produced power systems on a regular quarterly schedule to ensure ongoing compliance with applicable regulations. In addition, there are field audit requirements, which require the removal of power systems from service at specified stages of their useful lives to perform confirmatory exhaust emissions testing and/or OBD system audits and testing. All of the Company’s emission-certified power systems meet existing exhaust emission standards of the EPA and CARB. Failure to comply with these standards could result in materially adverse effects on the Company’s future financial results.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate their impact as further information becomes available. The IRA also includes incentives and other provisions for companies to address climate change, increase investment in renewable energy, and enhance energy efficiency. The Company increased governance procedures with its Board of Directors (the “Board”) to monitor and identify opportunities and implications presented as a result of the IRA.
Information about the Company’s Executive Officers
The following selected information for each of the Company’s current executive officers was prepared as of April 10, 2023.

Name	Age	Executive Officer Since	Present Position with the Company
C. (Dino) Xykis	63	2020	Interim Chief Executive Officer, Chief Technical Officer
Xun (Kenneth) Li	53	2022	Chief Financial Officer
Sidong Shao	42	2022	Executive Vice President

C. (Dino) Xykis was appointed as the Interim Chief Executive Officer on June 1, 2022. Mr. Xykis was also appointed as the Company’s Chief Technical Officer on March 15, 2021. He is responsible for the oversight of the Company’s advanced product development, engineering design and analysis, on-highway engineering, applied engineering, emissions and certification, Waterford, Michigan engineering operations, program management and product strategic planning. Since joining the Company in 2010 and until his appointment as Chief Technical Officer in March 2021, Mr. Xykis served as Vice President of Engineering for the Company. He has more than 30 years of professional experience in multi-disciplined engineering areas including senior management and executive positions at various companies including Cummins Inc., a publicly traded company on the NYSE, and Generac Power Systems, a publicly traded company on the NYSE. Mr. Xykis also served as Adjunct Professor of Mechanical Engineering and Mechanics at the Milwaukee School of Engineering and previously served on the audit and compensation committees of the Board of Directors of Image Sensing Systems, a publicly traded company on NASDAQ, from 1996 to 2001. Mr. Xykis has also served on the advisory board of Civil, Environmental, and Geo-Engineering, College of Science and Engineering, University of Minnesota for the past eight years. Mr. Xykis holds a Bachelor’s degree in Structural Engineering, a Master’s degree in Vibration/Dynamics, and a PhD. in Structural/Applied Mechanics from the University of Minnesota, Minneapolis.
Xun (Kenneth) Li was appointed as the Chief Financial Officer on August 26, 2022. Mr. Li is an accomplished executive who has more than 20 years of professional experience in the areas of finance, accounting, financial planning & analysis, internal controls and strategy, among others. Most recently, Mr. Li served as Chief Financial Officer for ND Paper, a leading pulp, packaging and paper company, from 2020 to August 2022, where he was a member of the executive leadership management team with primary responsibility for finance, accounting, tax, auditing, treasury, risk management, internal audit, and strategic planning, among other areas, and served as a strategic advisor to the Chief Executive Officer. Prior to this role, Mr. Li was with Caterpillar Inc., a publicly traded company on the NYSE, from 2008 through 2020, where he served in various financial leadership positions, the most recent of which was chief financial officer of the global mining machine product group from 2013 to 2020. Prior to Caterpillar, Mr. Li was with Ford Motor Company, a publicly traded company on the NYSE, where he held finance leadership roles of increasing responsibility, from 2003 to 2008. Mr. Li earned the Masters in Business Administration degree with high distinction and a Master of Science (M.S.) degree in Accounting, both from the University of Michigan. He also holds an M.S. in Mechanical Engineering from the University of Oklahoma and a Bachelors of Science degree in Mechanical Engineering from Shanghai JiaoTong University. Mr. Li is also a certified public accountant in the state of Illinois.
Sidong Shao was appointed as the Executive Vice President on September 26, 2022. He is responsible for the oversight of the Company’s product management, purchasing and supply chain. Prior to being appointed to his current positions Mr. Shao served on the Company’s Board from December 2020 to September 2022. Mr. Shao served on the Board as a Weichai designee and was also a member of the Executive Committee. Mr. Shao previously served as the President and Chairman of the Board of Directors of Weichai from 2019 to September 2022. From May 2012 to April 2018, Mr. Shao was President of Weichai Westport Inc., a joint venture between Weichai Power and Westport Fuel Systems Inc., a publicly traded company on the NASDAQ and Toronto Stock Exchanges, that manufactures and sells alternative-fuel engines for automobiles, heavy-duty trucks, power generation and shipping applications. Mr. Shao has a Bachelor’s degree in Industrial Energy and Power Engineering from Shandong University. Mr. Shao also holds a Master’s degree in Power Engineering from Tianjin University and a Masters of Business Administration degree from Missouri State University.
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
Macroeconomic and Geopolitical Factors
Adverse global and regional economic conditions may materially and adversely affect the Company’s business, results of operations and financial condition.

The Company has international operations with sales outside the U.S. representing a 27% of the Company’s total net sales. Further, the Company’s global supply chain is large, complex and a majority of the Company’s supplier facilities, are located outside the U.S. As a result, the Company’s operations and performance depend significantly on global and regional economic conditions.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations may materially and adversely affect demand for the Company’s products and services. In addition, spending may be materially and adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors.

In addition, uncertainty about, or a decline in, global or regional economic conditions may have a significant impact on the Company’s suppliers, contract manufacturers, logistics providers, distributors, and other channel partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency.

A downturn in the economic environment may also lead to increased credit and collectability risk on the Company’s trade receivables; the failure of financial institutions; limitations on the Company’s ability to issue new debt; reduced liquidity; and declines in the fair value of the Company’s financial instruments. These and other economic factors may materially and adversely affect the Company’s business, results of operations, financial condition and stock price.
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
•labor unrest;
•natural disasters; and
•public health concerns including the potential negative impacts to suppliers, customers or the Company’s business.
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
Lastly, the Company’s overseas sales are subject to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act (“FCPA”) and comparable foreign laws and regulations, which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Safeguards that the Company implements to discourage these practices could prove to be ineffective, and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against the Company, including class action lawsuits and enforcement actions from the SEC, the United States Attorney’s Office for the Northern District of Illinois (“USAO”) and overseas regulators. Any of these factors, or any other international factors, could impair the Company’s ability to effectively sell its power systems, or other products or services that it may develop, outside of the U.S.
The Company utilizes a global supply chain to source products, including engines, components and materials, which may subject it to tariffs, including U.S. tariffs imposed on imports from China. The Company also sells its products on a global basis, and therefore its export sales could be impacted by tariffs.
Several of the Company’s products are sourced internationally, including from China, where the U.S. has imposed tariffs on specified products imported from China. These tariffs have an impact on the Company’s material costs and have the potential to have an even greater impact, depending on the outcome of future trade negotiations and policies. The Company is evaluating U.S. government policy, which is subject to change in the current negotiating environment, pricing, its supply chain and its operational strategies to mitigate the impact of these tariffs; however, there can be no assurances that any mitigation strategies employed will remain available under government policy or that the Company will be able to offset tariff-related costs or maintain competitive pricing of its products. Further, the imposition of tariffs on imports from China and other countries have the potential to materially and adversely impact the Company’s sales, profitability and future product launches. The Company also sells its products on a global basis; and, therefore, its export sales could be impacted by the tariffs. Any material reduction in sales may have a material adverse effect on the Company’s results of operations.
COVID-19 Pandemic
The Company’s financial condition, results of operations and cash flows have been impacted by the COVID-19 pandemic and future periods may continue to be adversely affected by the COVID-19 pandemic or other outbreaks of infectious diseases or similar public health threats and the resulting economic impact.
Any outbreaks of contagious diseases and other adverse public health developments could have a material and adverse effect on the Company’s business, results of operations and financial condition. The COVID-19 pandemic resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and restrictions on the movement of people in the United States and abroad. Further, the Company sources a significant amount of inventory from China, where the above mentioned governmental measures continue to be prominent. These factors have impacted and may continue to impact the Company’s operations, financial condition and demand for the Company’s goods and services. Due to the severity and longevity of the COVID-19 pandemic, the Company’s business, employees, customers, suppliers and stockholders may continue to experience significant negative impacts for future periods. Such a negative impact on the Company’s business, results of operations and financial condition cannot be reasonably estimated at this time, but the impact may continue to be material in the future.
The degree to which the COVID-19 pandemic continues to impact the Company’s financial condition, cash flows, and results of operations depends upon future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, location, and spread of future outbreaks, its severity, government and business measures to contain the virus and address its impact, and how quickly and to what extent normal economic and operating conditions can resume. The Company cannot, at this time, predict the many potential future impacts of the COVID-19 pandemic, but it could have a material adverse effect on the Company’s business, prospects, financial condition, cash flows, and results of operations.
Liquidity and Indebtedness
The Company’s management has concluded as of the filing of this 2022 Annual Report that, due to uncertainty surrounding the Company’s ability to extend or refinance its current debt agreements and uncertainty as to whether it will have sufficient liquidity to fund its business activities, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern. As of December 31, 2022, the Company had $209.8 million of total borrowings outstanding under its debt arrangements with Standard Chartered Bank (“Standard Chartered”) and Weichai. On March 24, 2023, the Company amended and restated its $130.0 million uncommitted senior secured revolving credit agreement with Standard Chartered (the “Third Amended and Restated Uncommitted Revolving Credit Agreement”), which extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 22, 2024 or the demand of Standard Chartered. The $130.0 million Third Amended and Restated Uncommitted Revolving Credit Agreement is subject to customary events of default and covenants and is secured by substantially all of the Company’s assets. In addition, Standard Chartered has the right to demand payment of any and all outstanding borrowings and other amounts outstanding at any point in time at its discretion.

In connection with this Third Amended and Restated Uncommitted Revolving Credit Agreement, on March 24, 2023, the Company also amended three of the four shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The first amended Shareholder's Loan Agreement (the "first amended Shareholder's Loan Agreement") continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the $130.0 million Third Amended and Restated Uncommitted Revolving Credit Agreement if the Company is unable to pay such borrowings. The second amended Shareholder’s Loan Agreement (the “second amended Shareholder’s Loan Agreement”) continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai. The fourth amended Shareholder's Loan Agreement (the “fourth amended Shareholder’s Loan Agreement”) agreement continues to provide the Company with access to up to $30.0 million of credit at the discretion of Weichai. The maturity of the first Amended Shareholder's Loan Agreement was extended to April 24, 2024, and the maturity of the fourth Amended Shareholder's Loan Agreement was extended to March 31, 2024. The third Shareholder's Loan Agreement (the "third Shareholder's Loan Agreement") was amended on November 29, 2022 and extends the maturity to November 30, 2023. The third amended Shareholder's Loan Agreement (the “third amended Shareholder’s Loan Agreement”) continues to provide the Company with access to up to $50.0 million of credit at the discretion of Weichai. All of the amended shareholder loan agreements with Weichai are subject to customary events of default and covenants. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the $130.0 million Third Amended and Restated Uncommitted Revolving Credit Agreement.
Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owed under its existing debt arrangements as they become due. In order to provide the Company with a more permanent source of liquidity, management plans to seek an extension and amendment and/or replacement of its existing debt agreements or seek additional liquidity from its current or other lenders before the maturity dates in 2024. There can be no assurance that the Company’s management will be able to successfully complete an extension and amendment of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
Furthermore, if the Company cannot raise capital on acceptable terms, it may not, among other things, be able to do the following:
•continue to expand the Company’s research and product investments and sales and marketing organization;
•expand operations both organically and through acquisitions; and
•respond to competitive pressures or unanticipated working capital requirements.
Additionally, as discussed above, the global economy continues to be impacted by the COVID-19 pandemic. The potential for continued disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may continue to have a material adverse impact on the results of operations, financial position and liquidity of the Company.
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend and amend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and other requirements under the Third Amended and Restated Credit Agreement and other outstanding debt, in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Third Amended and Restated Credit Agreement and shareholder loan agreements, in the future, and extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements.
The Company has a significant amount of indebtedness and is highly leveraged. Its existing debt or any potential new debt could adversely affect its business and growth prospects.
As of December 31, 2022, the Company’s total debt obligations, including indebtedness under agreements with Standard Chartered and Weichai, was $211.0 million. The Company’s debt arrangements contain and may contain in the future certain requirements, including specific financial and other covenants or restrictions. The failure or the inability to meet such obligations under existing debt or any new debt could materially and adversely affect the Company’s business and financial condition. In addition, the Company’s debt obligations could make it more vulnerable to adverse economic and industry conditions and could limit its flexibility in planning for or reacting to changes in its business and the industries in which it operates. The Company’s indebtedness and the cash flow needed to satisfy its debt obligations and the covenants contained in current and potential future debt agreements could have important consequences, including the following:
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
The Company’s Third Amended and Restated Credit Agreement places limitations on its ability to make acquisitions and restricts its ability to incur additional indebtedness, while certain loan agreements with Weichai place limitations or restrictions on the Company’s usage of borrowed funds. Any future failure by the Company to comply with the financial covenants set forth under the Company’s debt agreements, if not cured or waived, could result in the acceleration of debt maturities or prevent the Company from accessing availability. If the maturity of the indebtedness is accelerated, the Company may not have sufficient cash resources, or have the ability to obtain financing through alternative resources, to satisfy its debt and other obligations, and the Company may not be able to continue as a going concern.
Litigation
Limitations of the Company’s Directors’ and Officers’ liability insurance and potential indemnification obligations will have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Under its bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. Based on cumulative legal fees and settlements incurred, the Company fully exhausted its primary directors and officers insurance coverage of $30.0 million during the first quarter of 2020. Further, during 2021 the Company also exhausted most of its primary $10 million side A insurance coverage. Additional expenses currently expected to be incurred and that may occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. Since exhausting its primary directors’ and officers’ liability insurance coverage in early 2020, the Company has incurred $15.8 million related to its indemnification obligation in 2022 and 2021 combined. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, coupled with a settlement reached in the SEC matter involving former officers and employees in June 2022, the Company’s potential future costs for indemnity obligations related to these matters should cease. The Company has approximately $8.8 million accrued for the reimbursement to Travelers Casualty and Surety Company of America (“Travelers”) related to the matter involving former officers and employees. In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy, which was renewed in June 2021, and again in June 2022. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the disclosed investigations by the SEC and USAO.
Financial Condition, Results of Operations, and Cash Flows
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. There is no assurance that material weaknesses or significant deficiencies in internal controls will not be identified in the future or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We have had material weaknesses in our internal controls in the past and we cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes in the future. The existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

The Company has experienced substantial net losses in recent fiscal years.
The Company generated a net loss in fiscal year 2021 and has an accumulated deficit as of December 31, 2022. The net loss experienced in 2021 was principally attributable to reduced gross profit as a result of higher material, tariff and freight costs (which were not fully recovered through pricing), significant warranty expenses (mostly related to certain engines sold into the transportation end market), and unfavorable product mix. In addition, the Company incurred significant legal and professional expenses associated with indemnifications of certain former employees of the Company. Some of these costs could remain in future periods.
The Company could incur restructuring and impairment charges as it evaluates its portfolio of assets and identifies opportunities to restructure its business to optimize its cost structure.
The Company continuously evaluates its portfolio of assets and its operational structure in an effort to identify opportunities to optimize its cost structure including as a result of its on-going business needs and its high warranty costs. These actions could result in restructuring and related charges, including but not limited to asset impairments and employee termination costs, any of which could be significant and could adversely affect the Company’s results of operations.
The Company has substantial amounts of long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions requires significant judgment. Declines in profitability due to changes in volume, market pricing, cost or the business environment could result in charges that could have an adverse effect on the Company’s results of operations. Significant adverse changes to the Company’s business environment and future cash flows could cause the recognition of impairment charges, which could be material, in future periods.
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
Historically, the Company’s 6.0L and 8.8L gasoline engines qualified for the small manufacturer exemption for Phase 1 GHG under Title 40 of the Code of Federal Regulation Section 1036.150(d). Starting in 2020, as a result of the Weichai ownership change in April 2019, those products no longer qualified for the exemption and must meet Phase 1 GHG standards. In order to address the impact of the transition of its emission regulation requirements in 2021, the Company licensed its technology to a third-party small manufacturer to produce and certify the 6.0L gasoline engine and utilized averaging, banking, and trading compliance provisions for the sale of its 8.8L gasoline engine. The Company ended the program to outsource and sell the certified 6.0L engines effective December 31, 2021. New EPA Phase 2 GHG regulations began January 1, 2021. The Company is meeting Phase 2 GHG standards utilizing averaging, banking, and trading compliance provisions. Future changes to the regulations and/or failure of the Company to comply with the regulations could have a material adverse effect on the Company’s results of operations.
Supply Chain
The Company is dependent on third-party suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could result in supply shortages.
The Company sources engines, components and replacement parts used in the assembly of its power systems and aftermarket sales from various third-party suppliers. Much of the technology incorporated into the components that the Company sources from a limited number of suppliers is technologically sophisticated, and the Company does not believe that its competitors have access to some of this sophisticated technology. The Company’s business could be harmed by adverse changes in its relationships with these suppliers if its competitors gain access to such technology. The viability of certain key third-party suppliers, or the exiting by certain suppliers of certain business lines, could require the Company to find other suppliers for materials or components. Continuing into 2022, the Company experienced delays in its supply chain due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, has caused delivery delays to some of the Company’s customers. If future work stoppages were to be prolonged or expanded in scope, there could be additional supply shortages, which could continue to impact the Company’s ability to deliver its products to customers on schedule. Some components cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the components or materials. Any extended delay in receiving engines or other critical components, or the inability of third-party suppliers to meet the Company’s quality, quantity or cost requirements, could impair or prohibit the Company’s ability to deliver products to its OEM customers.
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
The continued market acceptance and growth of the market for efficient alternative-fueled, spark-ignited power systems, including natural gas, propane and gasoline, is a key tenet of the Company’s growth strategy. The impact of diesel emission regulations is expected to increase the cost and complexity of diesel power systems, but this may not materialize to the expected extent or at all. Also, customers, or potential customers, may not substitute natural gas-, propane- and gasoline-powered power systems for diesel power systems in response to these regulations. In addition, to the extent that diesel power system manufacturers develop the ability to design and produce emission-compliant diesel power systems that are more competitive than the Company’s alternative-fueled power systems, customers and potential customers may be less likely to substitute alternative-fueled power systems for diesel power systems. Furthermore, if alternative-fueled power systems are substituted for diesel power systems, there can be no assurance that the Company’s power systems would capture any portion of the potential market increase. If the industrial OEM market generally, or more specifically any of the OEM categories that represent a significant portion of the Company’s business or in which it anticipates significant growth opportunities for its power systems, fails to develop or develops more slowly than the Company anticipates, its business could be materially adversely affected. Lastly, the Company also faces competition from other forms of power systems, including electrification and fuel cells, for example, which could limit its ability to grow in the future.
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
Also, a significant portion of the Company’s sales and profitability has historically been derived from sales of products that are used in the oil and gas industry, primarily in support of operating wells. Various factors, such as capital allocation strategies, oil pricing, rig counts, and governments policies, among others, could lead oil and gas producers curtail or limit capital expenditures as was experienced in both 2021 and 2022. In addition, oil and gas producers may cease or suspend production at well sites that have or are likely to become unprofitable. As a result, sales of the Company’s products could be severely impacted during periods of a prolonged depression in energy prices, rig counts and capital expenditures which could have a material adverse effect on the Company’s results of operations. The Company estimates that as much as approximately $47.0 million and $25.0 million of its 2022 and 2021 net sales, respectively, were attributable to the sale of products used within the oil and gas industry. The potential impact of future disruptions, continued economic uncertainty, and depressed crude oil prices and low rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges.
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
The Company’s strategy includes production of in-house developed and manufactured engines used by OEM customers, including large transportation OEMs. The costs and regulations involved with developing and certifying an engine for transportation applications are significant and may be higher and more stringent than expected. Additionally, the stresses and demands on engines and power systems used for transportation applications could result in unexpected issues. The discovery of any significant problems with these engines could result in recall campaigns, additional warranty costs, potential product liability claims, and reputational and brand risks. Sales of the Company’s internally developed engines could lead to significantly higher warranty costs to service these engines if they do not perform to expectations.
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
The market for the Company’s products and related services is highly competitive, subject to rapid change and sensitive to new-product and service introductions and changes in technical requirements. New developments in power system technology may negatively affect the development or sale of some or all of the Company’s power systems or make them noncompetitive or obsolete. Other companies, some of which have longer operating histories, greater name recognition and significantly greater financial and marketing resources than the Company, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, certain of the Company’s products and power system technologies. If the markets for its products grow as the Company anticipates, competition may intensify, as existing and new competitors identify opportunities in such markets.
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
The Company’s success depends on its ability to attract, retain and motivate a highly-skilled and diverse management team and workforce. During 2022, the Company has experienced significant leadership changes, including appointing a new interim Chief Executive Officer and a new Chief Financial Officer. Executive leadership transitions can be difficult to manage and could cause disruption to the Company’s business. Failure to ensure that the Company has the depth and breadth of management and personnel with the necessary skill set and experience could impede its ability to deliver growth objectives and execute its operational strategy. Competition for qualified employees among companies that rely heavily upon engineering and technology is at times intense, and the loss of qualified employees could hinder the Company’s ability to conduct research activities successfully and develop marketable products. As the Company continues to expand, it will need to promote and hire additional staff, and, as a result of increased compensation and benefit mandates, it may be difficult to attract or retain such individuals without incurring significant additional costs.
Common Stock Ownership and Stockholder Influence
Ownership of the Company’s stock is concentrated among certain former employees and Weichai, therefore limiting other stockholders’ ability to influence corporate matters.
As of April 10, 2023, Weichai beneficially owned 51.2% of the Company’s outstanding shares of Common Stock. Additionally, Gary S. Winemaster, the Company’s founder, former Chairman of the Board, former Chief Executive Officer, and President and nonexecutive Chief Strategy Officer, beneficially owned approximately 14.5% of the Company’s outstanding shares of Common Stock, and Kenneth J. Winemaster, the Company’s co-founder and former Executive Vice President, beneficially owned approximately 9.6% of the Company’s outstanding shares of Common Stock. Each of these stockholders, by virtue of their significant equity ownership in the Company, may be able to significantly influence, and, in the case of Weichai, control the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of these stockholders may not coincide with the interests of other stockholders. The concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. With the exercise of the Weichai Warrant, Weichai alone owns a majority of the outstanding shares of Common Stock and, therefore, it possesses voting control over the Company sufficient to prevent any change of control from occurring.
Weichai maintains certain rights through its Investor Rights Agreement with the Company.
Weichai entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the SPA. The Rights Agreement provides Weichai with majority representation on the Company’s Board and management representation rights. Weichai currently has four representatives on the Board which constitutes the majority of the directors serving on the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e). With Weichai being the majority owner of the Company’s outstanding shares of its Common Stock, Weichai will be able to exercise control over matters requiring stockholders’ approval, including the election of the Directors, amendment of the Company’s Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
The continued delisting of its Common Stock could have a material adverse effect on the Company.
The historical failure to timely file its periodic reports with the SEC resulted in the Company not being in compliance with NASDAQ Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC, and triggered the delisting of the Company’s Common Stock. The Company’s delisting could have a material adverse effect on the Company by, among other things, reducing:
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
Cyber Risk Factors
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
The Company’s operations are located in 8 leased facilities in the United States, totaling approximately 1.0 million square feet of floor space. The Company’s corporate headquarters is located in Wood Dale, Illinois, a suburb of Chicago.
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
As of April 10, 2023, the sale price for the Company’s Common Stock, as reported by the OTC Market, was $3.10 per share.
Holders
As of April 10, 2023, there were approximately 53 holders of record of the Company’s Common Stock.
Dividend Policy
The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends is currently restricted by the Amended and Restated Uncommitted Revolving Credit Agreement. The Company intends to retain its future earnings to support operations, to finance expansion and reduce debt.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During 2022 and 2021, the Company did not repurchase any equity securities.
Item 6.
Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the fiscal years ended December 31, 2022 and 2021, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to the Company that may cause its results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors” in this report. See also “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s consolidated financial statements and the related Notes included in this report.
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

For 2022, net sales increased $25.1 million, or 5%, compared to 2021, as a result of sales increases of $56.4 million and $71.4 million within the power systems and industrial end markets, respectively, partly offset by a decrease of $102.7 million in the transportation end market. Gross margin was 18.4% and 9.0% during 2022 and 2021, respectively. Gross profit increased during 2022 by $47.3 million compared to 2021, while operating expenses decreased by $18.9 million as compared to 2021. Interest expense increased by $5.7 million in 2022 versus 2021. Also, the Company recorded an income tax expense of $0.3 million for 2022 versus a benefit of $0.4 million for 2021. Collectively, these factors contributed to a $59.7 million increase in the net income, which totaled $11.3 million in 2022 compared to net loss of $48.5 million in 2021. Diluted earnings per share was $0.49 in the 2022 period compared to diluted loss per share of $2.12 in 2021. Adjusted net income, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $15.7 million in 2022 compared to Adjusted net loss of $26.7 million in 2021. Adjusted income per share was $0.69 in 2022 compared to Adjusted loss per share of $1.16 in 2021. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) was an income of $35.8 million in 2022 compared to Adjusted EBITDA loss of $12.4 million in 2021. Adjusted net income (loss), Adjusted earnings (loss) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 7.
Net sales by geographic area and by end market for 2022 and 2021 are presented below:

(in thousands)	For the year ended December 31, 2022		For the Year Ended December 31, 2021
Geographic Area		% of Total		% of Total
United States	$349,488	73%	$406,077	89%
North America (outside of United States)	16,437	3%	8,616	2%
Pacific Rim	80,681	17%	25,457	5%
Europe	18,452	4%	7,457	2%
Others	16,275	3%	8,648	2%
Total	$481,333	100%	$456,255	100%

(in thousands)	For the year ended December 31, 2022		For the Year Ended December 31, 2021
End Market		% of Total		% of Total
Power Systems	$179,491	37%	$123,132	27%
Industrial	224,669	47%	153,289	34%
Transportation	77,173	16%	179,834	39%
Total	$481,333	100%	$456,255	100%

During 2022, the Company sold over 47,000 engines of which approximately 70% utilized propane or natural gas as their fuel source and 12% utilized gasoline. The remaining 18% of engines were dual fuel gasoline/propane, diesel and service/base engines. During 2021, the Company sold over 49,000 engines of which approximately 52% utilized propane or natural gas as their fuel source and 39% utilized gasoline. The remaining 9% of engines were dual fuel gasoline/propane, diesel and service/base engines.
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

The Company and Weichai executed the Collaboration Agreement in order to achieve their respective objectives, enhance the cooperation alliance and share experiences, expertise and resources. Among other things, the Collaboration Arrangement established a joint steering committee, permitted Weichai to second a limited number of technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement also provides for the steering committee to create various subcommittees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. The Collaboration Agreement was extended for three years in March 2020 and was set to expire in March 2023. On March 22, 2023, the Collaboration Agreement was extended for an additional term of three years. The Company’s sales to Weichai were $0.6 million and $0.5 million during 2022 and 2021, respectively. The Company purchased $13.3 million and $12.4 million of inventory from Weichai during 2022 and 2021, respectively.
PSI also entered into a series of Shareholder Loan agreements with Weichai. See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Incremental Financial Reporting, Internal Control Remediation, and Government Investigation and Other Legal Matter Expenses
Incremental financial reporting, internal control remediation and government investigation and other legal matter expenses consist of professional services fees related to the Company’s efforts to restate prior period financial statements, prepare, audit and file delinquent financial statements, and remediate internal control material weaknesses as well as fees and reserves related to Company, SEC, and USAO investigations. Since August 2016, the Company has experienced a substantial and disruptive diversion of management resources to address various accounting, financial reporting and financial issues. During that time, the Company determined that it was necessary to restate financial results for 2014 and 2015 as well as the first quarter of 2016 and, since then, has also focused on becoming timely on all of its SEC financial reporting requirements, which was achieved with the filing of the Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, the SEC and the USAO conducted investigations into the Company’s financial reporting, revenue recognition practices and related conduct. These investigations were completed and settled in September 2020 (see Note 10. Commitments and Contingencies, included in Part II. Item 8. Financial Statements and Supplementary Data, for additional information). Incremental financial reporting, internal control remediation, and government investigation and other legal matter expenses, included in the 2022 and 2021 operating results, were $3.6 million and $19.7 million, respectively.
Recent Trends and Business Outlook
COVID-19 Update and Recent Business Impacts
The COVID-19 pandemic resulted in the implementation of significant governmental measures to control the spread of the virus, including quarantines, travel restrictions, business shutdowns, and restrictions on the movement of people in the United States and abroad. These factors, in turn, have impacted and may continue to impact the Company’s operations, financial condition, and demand for its goods and services, as well as its overall ability to react timely to mitigate any further impact of the COVID-19 pandemic.
As of the date of this 2022 Annual Report, the Company continues to judiciously manage its expenses through the continuation of certain measures, including the restriction of all non-essential travel and minimized discretionary expenses and consulting services. The Company continues to review operating expenses, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. Starting in 2021 and throughout 2022, the Company took rightsizing actions to align its staffing with current needs, while also streamlining certain roles.
During 2021, the global economy began recovering after the global pandemic that led to challenging market conditions across certain areas of the Company’s business and continued to improve during 2022. Average crude oil prices began to improve in 2021 after the unprecedented decreases seen during the global pandemic and reached the highest average price in five years during 2022. Rig counts in the U.S. oil markets increased during 2021 and through 2022, however the average rig counts remain slightly below pre-pandemic levels. The Company also believes that capital spending within the areas of the oil and gas market that it participates in, remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during 2022, as compared to the prior year, sales remain below pre-pandemic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company continued to experience delays in its supply chain during 2022 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company continues to experience ongoing tariff costs for products that did not receive tariff exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued supply chain disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
During 2022, the Company experienced a significant reduction in legal costs. Due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors’ and officers’ insurance during the early part of 2020, these legal costs were significantly higher in 2020 and 2021. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company’s costs related to the matter ceased. Accordingly, the Company saw a substantial decline in these costs during 2022. Additionally, in June 2022, the SEC matter concerning former officers and employees was settled. As a result, the Company’s potential future costs for indemnity obligations related to this matter should cease. Meanwhile, the Company continues to be party to several legal contingencies. See Note 10. Commitments and Contingencies for further discussion of the Company’s indemnification obligations.
The Company expects its sales in 2023 to increase by about 3% versus 2022 levels, a result of expectations for strong growth in the power systems end markets paired with a less significant increase of sales in the industrial and transportation end markets. Gross profit as a percentage of sales is targeted to remain relatively consistent in 2023, a result of the lower warranty expense, pricing actions, improved cost recovery and cost savings initiatives set forth in 2022. Notwithstanding this outlook, which is being driven in part by expectations for an improvement in supply chain dynamics, including timelier availability of parts, and a continuation of favorable economic conditions within the United States and across the Company’s various markets, the Company cautions that significant uncertainty remains as a result of supply chain challenges, inflationary costs, commodity volatility, rising interest rates, and the prolonged impacts of the COVID-19 pandemic, among other factors.
GM 6.0L Engine Offering: The Company had an exclusive third-party agreement with GM through December 31, 2019 to purchase and distribute GM 6.0L engines to on-highway customers. With the GM announcement that it will discontinue its production of the GM 6.0L engine, the Company conducted last-time buys of this engine during 2019 through 2021 (including the purchase of certain engines where prepayment was provided), to ensure adequate supply to certain transportation customers. The Company experienced very strong sales of this product within its transportation end market during 2021 particularly with a large customer. At December 31, 2021, the Company had fully exhausted its stock of engines where prepayment was provided. The Company does not have a supply agreement with GM for its successor product to the GM 6.0L engine; however, it will source the 6.0L through a GM designated third party manufacturer. With the exhaustion of 6.0L engine inventory during 2021 where prepayment was received, coupled with its large customer obtaining future supply through alternative means, the Company anticipates significantly reduced sales within its transportation end market in 2023 and future periods. To service customers in the future, the Company has obtained access to a 6.0L engine that another manufacturer will be producing.
Hyster-Yale Supply Arrangement: Hyster-Yale has indicated that it will be obtaining some alternative supply beginning in late 2023 for several high-volume engines that the Company currently provides, including the 2.0L and 2.4L engines. As a result of this, the Company expects to see a decline in sales volumes to Hyster-Yale beginning in 2024. The Company believes it is positioned to continue its relationship in a moderated capacity with this customer in 2024 and beyond.
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

Results of Operations
Results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021:

(in thousands, except per share amounts)	For the Year Ended December 31,
	2022	2021	Change	% Change
Net sales (from related parties $2,749 and $493 for the year ended December 31, 2022 and December 31, 2021, respectively)	$481,333	$456,255	$25,078	5%
Cost of sales (from related parties $2,262 and $346 for the year ended December 31, 2022 and December 31, 2021, respectively)	392,770	414,984	(22,214)	(5)%
Gross profit	88,563	41,271	47,292	115%
Gross margin %	18.4%	9.0%	9.4%
Operating expenses:
Research, development and engineering expenses	18,896	22,435	(3,539)	(16)%
Research, development and engineering expenses as a % of sales	3.9%	4.9%	(1.0)%
Selling, general and administrative expenses	42,941	57,871	(14,930)	(26)%
Selling, general and administrative expenses as a % of sales	8.9%	12.7%	(3.8)%
Amortization of intangible assets	2,124	2,535	(411)	(16)%
Total operating expenses	63,961	82,841	(18,880)	(23)%
Operating income (loss)	24,602	(41,570)	66,172	159%
Other expense, net:
Interest expense	13,028	7,307	5,721	78%
Other expense, net	—	1	(1)	NM
Total other expense, net	13,028	7,308	5,720	78%
Income (Loss) before income taxes	11,574	(48,878)	60,452	124%
Income tax expense (benefit)	304	(406)	710	NM
Net income (loss)	$11,270	$(48,472)	$59,742	123%

Earnings (Loss) per common share:
Basic	$0.49	$(2.12)	$2.61	123%
Diluted	$0.49	$(2.12)	$2.61	123%

Non-GAAP Financial Measures:
Adjusted net income (loss) *	$15,735	$(26,749)	$42,484	159%
Adjusted income (loss) per share *	$0.69	$(1.16)	$1.85	159%
EBITDA *	$31,292	$(34,165)	$65,457	192%
Adjusted EBITDA *	$35,757	$(12,442)	$48,199	NM
NM    Not meaningful
*    See reconciliation of non-GAAP financial measures to GAAP results below
Net Sales
Net sales increased $25.1 million, or 5%, compared to 2021, as a result of sales increases of $56.4 million and $71.4 million within the power systems and industrial end markets, respectively, partly offset by a decrease of $102.7 million in the transportation end market, which was expected during the year as the Company focuses on driving improved long-term profitability. Further, overall sales in 2022 continued to reflect supply chain challenges that impacted the Company’s ability to timely meet certain orders. Higher power systems end market sales were attributable to increased sales across various categories, including within demand response, standby, and to customers that have traditionally served the oil and gas market. Higher industrial end market sales are primarily due to increased demand for products across various applications, with the largest increase attributable to products used within the material handling/forklift market. The decreased sales within the transportation end market were primarily attributable to lower sales in the medium duty truck market, coupled with lower sales of school bus products.

Gross Profit
Gross profit increased by $47.3 million, or 115%, to $88.6 million in 2022, compared to $41.3 million in 2021. Gross margin was 18.4% and 9.0% in 2022 and 2021, respectively. The increase in gross margin is primarily due to lower warranty expense, improved mix and pricing actions. For the year ended December 31, 2022, warranty costs were $6.4 million, a decrease of $16.4 million compared to warranty costs of $22.8 million last year, due largely to lower charges for transportation end market engines during the year ended December 31, 2022 in part attributable to a contract revision. A majority of the warranty activity is attributable to products sold within the transportation end market.
Research, Development and Engineering Expenses
R&D expenses in 2022 were $18.9 million, a decrease of $3.5 million, or 16%, from 2021 levels, primarily due to lower wages and benefits driven by reduced headcount and the timing of projects.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) decreased in 2022 by $14.9 million, or 26%, compared to 2021. The decrease was primarily due to lower legal costs related to the Company’s indemnification obligations of former officers and employees, due largely to decreased spending activity during the year ended December 31, 2022 in relation to the USAO’s trial involving former officers and employees, which concluded in September 2021 (see additional discussion in Note 10. Commitments and Contingencies of Item 8. Financial Statements and Supplementary Data). These decreased costs were partially offset by an increase in incentive compensation expense.
Interest Expense
Interest expense increased $5.7 million to $13.0 million in 2022 from $7.3 million in 2021 largely due to higher average outstanding debt and a higher overall effective interest rate on the Company’s debt during 2022, including fees, as compared to prior year. See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data for additional information.
Income Tax Expense
The Company recorded an income tax expense of $0.3 million in 2022, a decrease of $0.7 million, as compared to an income tax benefit of $0.4 million in 2021. The Company’s pretax income was $11.6 million in 2022, compared to pretax loss of $48.9 million in 2021. The Company continues to record a full valuation allowance against deferred tax assets, which offsets the tax expense associated with the pre-tax income for the 2022 period and the tax benefits associated with the pre-tax loss for the 2021 period. The income tax expense for 2022 is primarily related to the Company’s deferred tax liability related to indefinite-lived assets which cannot serve as a source of income for the realization of deferred tax assets. The income tax benefit for 2021 is primarily attributable to the ability to carry back 2013 R&D credits back to 2012 under the CARES Act.
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
The Company believes that Adjusted net income (loss), Adjusted (loss) earnings per share, EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net (loss) income is defined as net income as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance.

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
Adjusted net income (loss), Adjusted (loss) earnings per share, EBITDA, and Adjusted EBITDA are used by management for various purposes, including as a measure of performance of the Company’s operations and as a basis for strategic planning and forecasting. Adjusted net income (loss), Adjusted (loss) earnings per share, and Adjusted EBITDA may be useful to an investor because these measures are widely used to evaluate companies’ operating performance without regard to items excluded from the calculation of such measures, which can vary substantially from company to company depending on the accounting methods, the book value of assets, the capital structure and the method by which the assets were acquired, among other factors. They are not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with U.S. GAAP.
The following table presents a reconciliation from Net income (loss) to Adjusted net income (loss):

(in thousands)	For the Year Ended December 31,
	2022	2021
Net income (loss)	$11,270	$(48,472)
Stock-based compensation [1]	385	394
Severance [2]	462	1,595
Internal control remediation [3]	467	1,283
Governmental investigations and other legal matters [4]	3,151	18,451
Adjusted net income (loss)	$15,735	$(26,749)

The following table presents a reconciliation from Income (Loss) per common share – diluted to Adjusted income (loss) per share – diluted:

	For the Year Ended December 31,
	2022	2021
Income (loss) per common share – diluted	$0.49	$(2.12)
Stock-based compensation [1]	0.02	0.02
Severance [2]	0.02	0.07
Internal control remediation [3]	0.02	0.06
Governmental investigations and other legal matters [4]	0.14	0.81
Adjusted income (loss) per share – diluted	$0.69	$(1.16)

Diluted shares (in thousands)	22,948	22,908

The following table presents a reconciliation from Net income (loss) to EBITDA and Adjusted EBITDA:

(in thousands)	For the Year Ended December 31,
	2022	2021
Net income (loss)	$11,270	$(48,472)
Interest expense	13,028	7,307
Income tax expense (benefit)	304	(406)
Depreciation	4,566	4,871
Amortization of intangible assets	2,124	2,535
EBITDA	31,292	(34,165)
Stock-based compensation [1]	385	394
Severance [2]	462	1,595
Internal control remediation [3]	467	1,283
Governmental investigations and other legal matters [4]	3,151	18,451
Adjusted EBITDA	$35,757	$(12,442)
1.Amounts reflect non-cash stock-based compensation expense.
2.Amounts represent severance and other post-employment costs for certain former employees of the Company.
3.Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.
4.The amounts include an expense of $0.1 million and $15.7 million, for the years ended December 31, 2022 and 2021, respectively, for professional services fees related to costs to indemnify certain former officers and employees of the Company. The Company is obligated to pay legal costs of certain former officers and employees in accordance with Company bylaws and certain indemnification agreements. As further discussed in Note 10. Commitments and Contingencies of Item 8. Financial Statements and Supplementary Data, the Company fully exhausted its historical primary directors’ and officers’ insurance coverage in connection with these matters during the first quarter of 2020. Also included are professional services fees and reserves related to certain other legal matters.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Year Ended December 31,
	2022	2021	Change	% Change
Net cash used in operating activities	$(8,845)	$(61,478)	$52,633	86%
Net cash (used in) provided by investing activities	(1,354)	398	(1,752)	NM
Net cash provided by financing activities	28,367	46,545	(18,178)	39%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$18,168	$(14,535)	$32,703	NM
Capital expenditures	$(1,354)	$(1,968)	$614	31%

2022 Cash Flows
Cash Flow from Operating Activities
Net cash used in operations was $8.8 million in 2022 compared to net cash used in operations of $61.5 million in 2021 resulting in a decrease of $52.6 million in cash used in operating activities year-over-year. The decrease in cash used by operating activities primarily resulted from the $59.7 million increase in earnings while collections of customer accounts receivable were lower than the prior year, and the Company had higher cash paid against accounts payable contributing to a $6.7 million increase of cash used by working capital accounts. Cash outflows associated with other noncurrent liabilities have increased, and are offset by the decrease in inventory purchases and the decrease in non-cash adjustments.
Cash Flow from Investing Activities
Net cash used in investing activities was $1.4 million for the year ended December 31, 2022 compared to cash provided by investing activities of $0.4 million for year ended December 31, 2021, respectively. For the year ended December 31, 2022, capital expenditures associated with the Company’s facilities were lower by $0.6 million versus the prior year. For the year ended December 31, 2021, cash provided by investing activities primarily related to a return of investment upon the liquidation of a joint venture partly offset by capital expenditures associated with normal maintenance of the Company’s facilities.
Cash Flow from Financing Activities
The Company generated $28.4 million in cash from financing activities in the year ended December 31, 2022 compared to $46.5 million in cash generated by financing activities in the year ended December 31, 2021. The cash generated by financing activities for the year ended December 31, 2022 and 2021 was primarily attributable to cash received under the series of Shareholder’s Loan Agreements with Weichai. See additional discussion below and in Note 6. Debt in Item 8. Financial Statements and Supplementary Data related to the amendments of the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities, shareholder’s loan agreements, and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal interest on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.
As of December 31, 2022, the Company’s total outstanding debt obligations under the Second Amended and Restated Credit Agreement, the second Amended Shareholder’s Loan Agreement, the third Amended Shareholder's Loan Agreement, the fourth Amended Shareholder's Loan Agreement and for finance leases and other debt were $211.0 million in the aggregate, and its cash and cash equivalents were $24.3 million. See Item 8. Financial Statements and Supplementary Data, Note 6. Debt, for additional information.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Third Amended and Restated Credit Agreement or shareholder’s loan agreements in the future. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the outstanding indebtedness under the Company’s existing debt arrangements as they become due. Management currently plans to seek an extension and/or replacement of its existing debt arrangements or seek additional liquidity from its current or other lenders before the maturity dates in 2023 and 2024. There can be no assurance that the Company will be able to successfully complete a refinancing on acceptable terms or repay this outstanding indebtedness when required or if at all.
As of December 31, 2022 and 2021, Accounts Payable were approximately $76.4 million and $93.3 million, respectively, reflective of less inventory and costs incurred related to the Company’s indemnification obligations.
During 2021, the global economy began recovering after the global pandemic that led to challenging market conditions across certain areas of the Company’s business and continued to improve during 2022. Average crude oil prices began to improve in 2021 after the unprecedented decreases seen during the global pandemic and reached the highest average price in five years during 2022. Rig counts in the U.S. oil markets increased during 2021 and through 2022, however the average rig counts remains slightly below pre-pandemic levels. The Company also believes that capital spending within the areas of the oil and gas market that it participates in, remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during 2022, as compared to the prior year, sales remain below pre-pandemic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. In addition, the Company continued to experience delays in its supply chain during all of 2022 due to temporary shortages of raw materials and container delays of overseas materials as bottlenecks occurred at ports in Asia and North America. This, in turn, caused delivery delays to some of the Company’s customers. The Company also experienced inflationary cost pressures for certain materials and shipping-related costs. Additionally, the Company continues to experience ongoing tariff costs for products that did not receive tariff exclusions. The Company is working to mitigate the impact of these matters through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued supply chain disruptions, economic uncertainty, and unfavorable oil and gas market dynamics may have a material adverse impact on the timing of delivery of customer orders and the levels of future customer orders.
During 2021, the Company incurred significantly higher legal costs due to its obligation to indemnify certain former officers and employees as a result of exhaustion of its directors’ and officers’ insurance during the early part of 2020. In particular, spending activity was elevated during the first nine months of 2021 as a result of the USAO trial involving former officers and employees of the Company. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, the Company’s costs related to the matter ceased. Accordingly, the Company saw a substantial decline in these costs during 2022. Additionally, in June 2022, the SEC matter concerning former officers and employees was settled. As a result, the Company’s potential future costs for indemnity obligations related to this matter should cease. See Item 8. Financial Statements and Supplementary Data, Note 10. Commitments and Contingencies for further discussion of the Company’s indemnification obligations.
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
Due to uncertainties surrounding the Company’s future ability to refinance, extend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Third Amended and Restated Credit Agreement or shareholder’s loan agreements in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. If the Company does not have sufficient liquidity to fund its business activities, it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
At December 31, 2022, the Company had five outstanding letters of credit totaling $2.1 million. See Item 8. Financial Statements and Supplementary Data, Note 10. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
Commitments and Contingencies
Legal matters are further discussed in Note 10. Commitments and Contingencies, included in Item 8. Financial Statements and Supplementary Data. See Part I. Item 1A. Risk Factors for further discussion of legal risks to the Company.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most critical accounting policies and estimates are those most important to the portrayal of its financial condition and results of operations which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions.
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
For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For such arrangements, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are generally determined based on the prices charged to customers or using expected cost plus margin.
The Company’s payment terms are less than one year, and its sales arrangements do not contain any significant financing components.
Timing of Revenue Recognition
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
Wood Dale, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accrued Product Warranty
As more fully described in Note 1 to the consolidated financial statements, the Company’s consolidated accrued product warranty balance was $21.6 million as of December 31, 2022. The Company offers a standard limited warranty on the workmanship of its products. The Company estimates and records a liability and related charges to income for its warranty program at the time products are sold to customers. These estimates are established using historical warranty claims information including failure rates, repair costs and timing of failures. New product launches require a greater use of judgment in developing estimates, until historical experience becomes available. Previous estimates are adjusted as actual warranty claims data becomes available.

We identified the accrued product warranty liability as a critical audit matter. Auditing management’s estimates and assumptions to determine the accrued product warranty liability involved especially challenging auditor judgment due to i) the significant judgment by management when determining the accrued product warranty liability estimate; ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the significant assumptions, specifically the applicability of historical claims experience including failure rates and repair costs per unit; and iii) the estimates in frequency and average cost of warranty claims.
The primary procedures we performed to address this critical audit matter included:
a.Evaluating the reasonableness of management’s assumptions to estimate the future warranty claims by (i) comparing the current product warranty claims estimates to the prior year estimates, and investigating significant differences and (ii) reviewing recent trends, specific issues, and agreements to evaluate the applicability of the historic claims experience, including failure rates and repair costs per unit, being used in this estimate.
b.Testing the completeness and accuracy of the underlying historical warranty claims information used to estimate future warranty claims.
c.Testing the mathematical accuracy of management’s calculation of the product warranty.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018.
Chicago, Illinois

April 14, 2023

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$24,296	$6,255
Restricted cash	3,604	3,477
Accounts receivable, net of allowances of $4,308 and $3,420 as of December 31, 2022 and December 31, 2021, respectively; (from related parties $2,325 and $168 as of December 31, 2022 and December 31, 2021, respectively)	89,894	65,110
Income tax receivable	555	4,276
Inventories, net	120,560	142,192
Prepaid expenses and other current assets	16,364	8,918
Total current assets	255,273	230,228
Property, plant and equipment, net	13,844	17,344
Right-of-use assets, net	13,282	13,545
Intangible assets, net	5,660	7,784
Goodwill	29,835	29,835
Other noncurrent assets	2,019	1,802
TOTAL ASSETS	$319,913	$300,538

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (to related parties $23,358 and $12,548 as of December 31, 2022 and December 31, 2021, respectively)	$76,430	$93,256
Current maturities of long-term debt	130	107
Revolving line of credit	130,000	130,000
Finance lease liability, current	90	147
Operating lease liability, current	2,894	3,978
Other short-term financing (from related parties $75,020 and $25,000 as of December 31, 2022 and December 31, 2021, respectively)	75,614	25,000
Other accrued liabilities (from related parties $5,232 and $385 as of December 31, 2022 and December 31, 2021, respectively)	34,109	30,823
Total current liabilities	319,267	283,311
Deferred income taxes	1,278	1,016
Long-term debt, net of current maturities (from related parties $4,800 and $25,000 as of December 31, 2022 and December 31, 2021, respectively)	5,029	25,376
Finance lease liability, long-term	170	260
Operating lease liability, long-term	10,971	10,304
Noncurrent contract liabilities	3,199	3,330
Other noncurrent liabilities	10,371	18,964
TOTAL LIABILITIES	$350,285	$342,561

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 and 23,117 shares issued; 22,951 and 22,926 shares outstanding at December 31, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	157,673	157,436
Accumulated deficit	(187,096)	(198,366)
Treasury stock, at cost, 166 and 191 shares at December 31, 2022 and December 31, 2021, respectively	(972)	(1,116)
TOTAL STOCKHOLDERS’ DEFICIT	(30,372)	(42,023)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$319,913	$300,538
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	For the Year Ended December 31,
	2022	2021
Net sales (from related parties $2,749 and $493 for the year ended December 31, 2022 and December 31, 2021, respectively)	$481,333	$456,255
Cost of sales (from related parties $2,262 and $346 for the year ended December 31, 2022 and December 31, 2021, respectively)	392,770	414,984
Gross profit	88,563	41,271
Operating expenses:
Research, development and engineering expenses	18,896	22,435
Selling, general and administrative expenses	42,941	57,871
Amortization of intangible assets	2,124	2,535
Total operating expenses	63,961	82,841
Operating income (loss)	24,602	(41,570)
Other expense, net:
Interest expense	13,028	7,307
Other expense, net	—	1
Total other expense, net	13,028	7,308
Income (Loss) before income taxes	11,574	(48,878)
Income tax expense (benefit)	304	(406)
Net income (loss)	$11,270	$(48,472)

Weighted-average common shares outstanding:
Basic	22,938	22,908
Diluted	22,948	22,908
Earnings (Loss) per common share:
Basic	$0.49	$(2.12)
Diluted	$0.49	$(2.12)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2020	$23	$157,262	$(149,894)	$(1,294)	$6,097
Net loss	—	—	(48,472)	—	(48,472)
Stock-based compensation expense	—	174	—	220	394
Common stock issued for stock-based awards, net	—	—	—	(42)	(42)
Balance at December 31, 2021	$23	$157,436	$(198,366)	$(1,116)	$(42,023)
Net income	—	—	11,270	—	11,270
Stock-based compensation expense	—	237	—	148	385
Common stock issued for stock-based awards, net	—	—	—	(4)	(4)
Balance at December 31, 2022	$23	$157,673	$(187,096)	$(972)	$(30,372)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
	2022	2021
Cash used in operating activities
Net income (loss)	$11,270	$(48,472)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of intangible assets	2,124	2,535
Depreciation	4,566	4,871
Stock-based compensation expense	385	394
Amortization of financing fees	2,178	2,819
Deferred income taxes	189	29
Other adjustments, net	1,746	941
Changes in operating assets and liabilities:
Accounts receivable	(24,796)	(4,952)
Inventory	20,426	(34,840)
Prepaid expenses, right-of-use assets and other assets	(4,251)	(103)
Accounts payable	(17,004)	62,105
Income taxes receivable	3,721	—
Accrued expenses	2,107	(42,759)
Other noncurrent liabilities	(11,506)	(4,046)
Net cash used in operating activities	(8,845)	(61,478)
Cash (used in) provided by investing activities
Capital expenditures	(1,354)	(1,968)
Return of investment in joint venture	—	2,263
Other investing activities, net	—	103
Net cash (used in) provided by investing activities	(1,354)	398
Cash provided by financing activities
Repayments of long-term debt and lease liabilities	(256)	(380)
Proceeds from debt financings	31,582	51,309
Repayment of short-term financings	(1,168)	(1,180)
Payments of deferred financing costs	(1,787)	(3,162)
Other financing activities, net	(4)	(42)
Net cash provided by financing activities	28,367	46,545
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,168	(14,535)
Cash, cash equivalents, and restricted cash at beginning of the year	9,732	24,267
Cash, cash equivalents, and restricted cash at end of the year	$27,900	$9,732

(in thousands)	As of December 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	24,296	6,255
Restricted cash	3,604	3,477
Total cash, cash equivalents, and restricted cash	$27,900	$9,732

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
Stock Ownership and Control
In April 2019, Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”), exercised the stock purchase warrant (the “Weichai Warrant”) and owns a majority of the outstanding shares of the Company’s Common Stock. As a result, Weichai is able to exercise control over matters requiring stockholders’ approval, including the election of the directors, amendment of the Company’s Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
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
Going Concern Considerations
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Company’s debt arrangements. As of December 31, 2022, the Company’s total outstanding debt obligations under the Third Amended and Restated Credit Agreement, the second Amended Shareholder’s Loan Agreement, the third Amended Shareholder's Loan Agreement, the fourth Amended Shareholder's Loan Agreement and for finance leases and other debt were $211.0 million in the aggregate, and its cash and cash equivalents were $24.3 million. See Note 6. Debt, for further information regarding the terms and conditions of the Company’s debt agreements.
Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owing under its existing debt arrangements as they become due. In order to provide the Company with a more permanent source of liquidity, management plans to seek an extension and amendment and/or replacement of its existing debt agreements or seek additional liquidity from its current or other lenders before the maturity dates in 2023 and 2024. There can be no assurance that the Company’s management will be able to successfully complete an extension and amendment of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
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
Macroeconomic volatility and uncertainties further increase the potential for continued supply chain disruptions, economic uncertainty, and unfavorable oil and gas market dynamics which may continue to have a material adverse impact on the results of operations, financial position and liquidity of the Company.
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
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend and amend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Third Amended and Restated Credit Agreement and other outstanding debt, in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Third Amended and Restated Credit Agreement and other outstanding debt, in the future, and extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Year Ended December 31,
	2022	2021
Customer A	19%	17%
Customer B	**	21%

The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of December 31,
	2022	2021
Customer A	30%	24%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Year Ended December 31,
	2022	2021
Supplier B	**	12%
Supplier C	10%	**
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of December 31, 2022 and 2021, the Company had restricted cash of $3.6 million and $3.5 million, respectively, which includes $1.1 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash. The liability is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheet.
Research and Development
R&D expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $18.9 million and $21.4 million for 2022 and 2021, respectively. From time to time, the Company enters into agreements with its customers to fund a portion of the research, development and engineering costs of a particular project. These reimbursements are accounted for as a reduction of the related research, development and engineering expenditure.
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
Inventories consist of the following:

(in thousands)	As of December 31,
Inventories	2022	2021
Raw materials	$101,566	$120,130
Work in process	3,073	8,923
Finished goods	19,825	16,509
Total inventories	124,464	145,562
Inventory allowance	(3,904)	(3,370)
Inventories, net	$120,560	$142,192
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Year Ended December 31,
Inventory Allowance	2022	2021
Balance at beginning of period	$3,370	$3,328
Charged to expense	1,159	1,035
Write-offs	(625)	(993)
Balance at end of period	$3,904	$3,370
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
In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not (i.e., there is a likelihood of more than 50%) that the Company’s fair value is less than its carrying amount. Qualitative factors that the Company considers include, but are not limited to, macroeconomic and industry conditions, overall financial performance and other relevant entity-specific events. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative goodwill impairment test to identify potential goodwill impairment and measures the amount of goodwill impairment it will recognize, if any.
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
During the years ended December 31, 2022 and 2021, the Company performed a quantitative assessment and determined that the estimated fair value of the reporting unit exceeded the carrying value; as such, no impairment charges were recognized.

Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
Other Accrued Liabilities	2022	2021
Accrued product warranty	$13,037	$15,830
Litigation reserves *	2,102	894
Contract liabilities	2,256	1,819
Accrued compensation and benefits	7,299	4,397
Accrued interest expense	5,257	625
Other	4,158	7,258
Total	$34,109	$30,823
*As of December 31, 2021 and 2022, litigation reserves related to various ongoing legal matters including associated legal fees.
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
When collection is reasonably assured, the Company also estimates the amount of warranty claim recoveries to be received from its suppliers. Warranty costs and recoveries are included in Cost of sales in the Consolidated Statements of Operations. As of December 31, 2022, included in accounts receivable is approximately $1.0 million of reimbursements of warranty costs due from a significant supplier.

Accrued product warranty activities are presented below:

(in thousands)	For the Year Ended December 31,
Accrued Product Warranty	2022	2021
Balance at beginning of year	$32,948	$31,542
Current year provision *	6,258	18,242
Changes in estimates for preexisting warranties **	4,576	9,397
Payments made during the period	(22,232)	(26,233)
Balance at end of year	21,550	32,948
Less: Current portion	13,037	15,830
Noncurrent accrued product warranty	$8,513	$17,118
*Warranty costs, net of supplier recoveries, and other adjustments, were $6.4 million and $22.8 million for the year ended December 31, 2022 and 2021, respectively. Supplier recoveries were $4.1 million and $4.8 million for the year ended December 31, 2022 and 2021, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. As of December 31, 2022, the Company recorded a cost for changes in estimates of preexisting warranties of $4.6 million, or $0.20 per diluted share, for the year ended December 31, 2022, which includes a favorable experience for preexisting warranties attributable to a contract revision during the quarter ended March 31, 2022, and costs of $9.4 million, or $0.41 per diluted share, for the year ended December 31, 2021.
Revenue Recognition
See Note 2. Revenue for additional information the Company’s policy related to revenue recognition.
Recently Issued Accounting Pronouncements – Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendment allows entities to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance was effective upon issuance and expires after December 31, 2024. There was no impact on the Company’s Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows or Statement of Stockholders’ Equity (Deficit) since the third Shareholder's Loan Agreement that referenced LIBOR was amended in November 2022 and refers to an alternative reference rate other than LIBOR.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The new standard is effective for non-public companies, and public business entities that meet the definition of a smaller reporting company as defined by the SEC, for interim and annual periods beginning after December 15, 2022. The Company will adopt this guidance effective January 1, 2023. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
Timing of revenue recognition. The Company recognizes revenue related to performance obligations in its contracts with customers when control passes to the customer. Control passes to the customer when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. For the majority of the Company’s products, revenue is recognized at a point in time when the products are shipped or delivered to the customer based on the shipping terms as that is the point in time when control passes to the customer. For the years ended December 31, 2022 and 2021, the Company recognized revenue of $434.0 million and $415.7 million, respectively, related to products shipped or delivered at a point in time.
The Company also recognizes revenue over time primarily when the Company’s performance obligations include enhancing a customer-controlled asset (generally when an engine is provided by the customer), constructing an asset with no alternative future use and the Company has an enforceable right to payment throughout the period as the services are performed, or providing services over time such as an extended warranty beyond the Company’s standard warranty. The Company recognizes revenue throughout the manufacturing process when constructing an asset based on labor hours incurred because the customer receives the benefit of the asset as the product is constructed. The Company believes labor hours incurred relative to total estimated labor hours at completion faithfully depicts the transfer of control to the customer. The Company recognizes revenue related to extended warranty programs based on the passage of time over the extended warranty period. For both years ended December 31, 2022 and 2021, the Company recognized revenue of $47.3 million and $40.6 million, respectively, for products manufactured and services provided over time.
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
The Company had two significant supply agreements with multiple performance obligations related to the sale of 6.0L engines in 2021. As a result of the Weichai ownership change in April 2019 (see additional discussion in Note 3. Weichai Transactions), the Company was required to be compliant with Phase 1 GHG standards beginning January 1, 2020 for its 6.0L and 8.8L engines. In order to address the impact of the transition of its emission regulation requirements in 2021, the Company licensed its technology to a third-party small manufacturer to produce and certify the 6.0L gasoline engine and utilized averaging, banking, and trading compliance provisions for the sale of its 8.8L gasoline engine. As a result of outsourcing the production of the 6.0L gasoline engine, the Company considered whether it was the principal or agent in the transactions with its customers related to the 6.0L gasoline engine. With the exception of certain parts sold directly to customers, the Company concluded that it remained the principal in the transactions. The Company ended the program to outsource and sell the certified 6.0L engines effective December 31, 2021 and recognized revenue related to contracts with customers for 6.0L engines of $103.7 million in 2021.
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
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Year Ended December 31,
End Market	2022	2021
Power Systems	$179,491	$123,132
Industrial	224,669	153,289
Transportation	77,173	179,834
Total	$481,333	$456,255
The following table summarizes net sales by geographic area:

(in thousands)	For the Year Ended December 31,
Geographic Area	2022	2021
United States	$349,488	$406,077
North America (outside of United States)	16,437	8,616
Pacific Rim	80,681	25,457
Europe	18,452	7,457
Other	16,275	8,648
Total	$481,333	$456,255

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

(in thousands)	As of December 31,
	2022	2021
Short-term contract assets (included in Prepaid expenses and other current assets)	$3,620	$2,707
Short-term contract liabilities (included in Other accrued liabilities)	(2,256)	(1,819)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(3,199)	(3,330)
Net contract liabilities	$(1,835)	$(2,442)
During the year ended December 31, 2022 and 2021, the Company recognized $1.6 million and $47.2 million of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of

December 31, 2021 and 2020, respectively. The decrease in the net contract liabilities from December 31, 2021 to December 31, 2022 is primarily related to the prepayment for 6.0L gasoline engine by a customer under a long-term supply agreement. At both December 31, 2022 and 2021 the Company had no contract liability related to prepayments of 6.0L gasoline engines.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $4.6 million of remaining performance obligations as of December 31, 2022 primarily related to a long-term manufacturing contract with a customer and extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $1.4 million in 2023, $1.0 million in 2024, $0.5 million in 2025, $0.2 million in 2026, $1.0 million in 2027 and $0.5 million in 2028 and beyond.
Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreements
The Company is party to four shareholder’s loan agreements with Weichai, including the $130.0 million first Amended Shareholder's Loan Agreement, the $25.0 million second Amended Shareholder’s Loan Agreement, the $50.0 million third Amended Shareholder's Loan Agreement, and the $30.0 million fourth Amended Shareholder's Loan Agreement. See additional discussion of these debt agreements in Note 6. Debt.
Weichai Collaboration Arrangement and Other Related Party Transactions
The Company and Weichai executed a strategic collaboration agreement (the “Collaboration Agreement”) on March 20, 2017, in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experiences, expertise and resources. The Collaboration Agreement was extended for three years in March 2020 and was set to expire in March 2023. On March 22, 2023, the Collaboration Agreement was extended for an additional term of three years.
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. The Company’s sales to Weichai were $0.6 million and $0.5 million during 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had outstanding receivables from Weichai of $0.4 million and $0.2 million, respectively. The Company purchased $13.3 million and $12.4 million of inventory from Weichai during 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had outstanding payables to Weichai of $23.4 million and $12.5 million, respectively.
In January 2022, PSI and Baudouin, a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. The Company’s sales to Baudouin were $2.2 million for the year ended December 31, 2022. As of December 31, 2022 and 2021, the Company had $1.9 million and no receivables from Baudouin, respectively.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of December 31,
Property, Plant and Equipment	2022	2021
Leasehold improvements	$7,107	$7,107
Machinery and equipment	45,747	44,358
Construction in progress	467	1,125
Total property, plant and equipment, at cost	53,321	52,590
Accumulated depreciation	(39,477)	(35,246)
Property, plant and equipment, net	$13,844	$17,344
Note 5.    Goodwill and Other Intangibles

Goodwill
The carrying amount of goodwill at both December 31, 2022 and 2021 was $29.8 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(29,527)	$5,413
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,453)	247
Total	$37,340	$(31,680)	$5,660

(in thousands)	As of December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(27,514)	$7,426
Developed technology	700	(680)	20
Trade names and trademarks	1,700	(1,362)	338
Total	$37,340	$(29,556)	$7,784
Estimated future amortization expense for intangible assets as of December 31, 2022 is as follows:

(in thousands)
Year Ending December 31,	Estimated Amortization
2023	$1,746
2024	1,459
2025	1,219
2026	997
2027	230
2028 and beyond	9
Total	$5,660
Note 6.    Debt

The Company’s outstanding debt consisted of the following:

(in thousands)	As of December 31,
	2022	2021
Short-term financing:
Revolving credit facility	$130,000	$130,000
Other short-term financing	75,614	25,000
Total Short-Term Debt	$205,614	$155,000

Long-term debt:
Long-term financing	$4,800	$25,000
Finance leases and other debt	$619	$890
Total long-term debt and finance leases	5,419	25,890
Less: Current maturities of long-term debt and finance leases	220	254
Long-term debt	$5,199	$25,636
*    Unamortized financing costs and deferred fees on the Revolving Credit Facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs, were $0.4 million and $0.8 million at December 31, 2022 and 2021, respectively.
The Company paid $6.1 million and $3.7 million in cash for interest in 2022 and 2021, respectively.
Credit Agreement and Shareholders’ Loan Agreements
On March 25, 2022, the Company amended and restated its $130.0 million uncommitted senior secured revolving credit agreement with Standard Chartered by entering into the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 24, 2023 or the demand of Standard Chartered. The Second Amended and Restated Credit Agreement is subject to customary events of default and covenants, as well as financial covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants, as further defined in the Second Amended and Restated Credit Agreement, required only for the second and third quarters of 2022. The Company was in compliance with these financial covenants for the second and third quarter of 2022. Borrowings under the Second Amended and Restated Credit Agreement will incur interest at either the alternate base rate or the SOFR plus 2.95% per annum. The Second Amended and Restated Credit Agreement continues to be secured by substantially all of the Company’s assets and provides Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Second Amended and Restated Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. Furthermore, the Second Amended and Restated Credit Agreement grants Standard Chartered a power of attorney to submit a borrowing request to Weichai under the first Amended Shareholder's Loan Agreement (see discussion below) if the Company did not submit a borrowing request to Weichai within five business days of receiving a request from Standard Chartered to submit said borrowing request. As of December 31, 2022, the Company had $130.0 million outstanding under the Amended and Restated Credit Agreement.
In connection with the Second Amended and Restated Credit Agreement, on March 25, 2022, the Company also amended two of its shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The first Amended Shareholder's Loan Agreement continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the Second Amended and Restated Credit Agreement if the Company is unable to pay such borrowings. The second Amended Shareholder’s Loan Agreement continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai. The maturity of the first Amended Shareholder's Loan Agreement was extended to April 24, 2023 and the maturity of the second Amended Shareholder’s Loan Agreement was extended to May 20, 2023. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the Second Amended and Restated Credit Agreement. As of December 31, 2022, there were no borrowings under the first Amended Shareholder's Loan Agreement and $25.0 million under the second Amended Shareholder’s Loan Agreement.
The Company is also party to the third Shareholder's Loan Agreement with Weichai, which was entered into on December 10, 2021. The third Shareholder's Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Third Amended and Restated Credit Agreement and any borrowing requests made under the third Shareholder's Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the third Shareholder's Loan Agreement will incur interest at the applicable SOFR, plus 4.65% per annum and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%. The third

Shareholder's Loan Agreement was amended on November 29, 2022 and expires on November 30, 2023 with any outstanding principal and accrued interest due upon maturity. As of December 31, 2022, the Company had $50.0 million outstanding under the third Shareholder's Loan Agreement.
On April 20, 2022, the Company entered into the fourth Shareholder's Loan Agreement (the "fourth Shareholder's Loan Agreement") with Weichai. The fourth Shareholder's Loan Agreement which matures on March 31, 2023, provides the Company with access to up to $30.0 million of credit at the discretion of Weichai to supplement the Company’s working capital. The fourth Shareholder's Loan Agreement is subordinated in all respects to the Third Amended and Restated Credit Agreement. Borrowings under the first Amended Shareholder's Loan Agreement, the second Amended Shareholder’s Loan Agreement and the fourth Shareholder's Loan Agreement will incur interest at the applicable SOFR, plus 4.65% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%. As of December 31, 2022, the Company had $4.8 million outstanding under the fourth Shareholder's Loan Agreement.
As of December 31, 2022, the Company’s total outstanding debt obligations under the Third Amended and Restated Credit Agreement, the second Amended Shareholder’s Loan Agreement, the third Amended Shareholder's Loan Agreement, the fourth Amended Shareholder's Loan Agreement and for finance leases and other debt were $211.0 million in the aggregate, and its cash and cash equivalents were $24.3 million. The Company's total accrued interest for all shareholder loans was $5.3 million and $0.6 million as of December 31, 2022 and December 31, 2021, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheet.
On March 24, 2023, the Company amended and restated its $130.0 million Second Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered. The Third Amended and Restated Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 22, 2024 or the demand of Standard Chartered. The Third Amended and Restated Uncommitted Revolving Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2023. Borrowings under the Third Amended and Restated Credit Agreement will incur interest at either the alternate base rate or the SOFR plus 3.35% per annum. In addition, the Company paid fees of $1.0 million related to the Third Amended and Restated Uncommitted Revolving Credit Agreement, which will be deferred and amortized over the term of the Third Amended and Restated Uncommitted Revolving Credit Agreement. The Third Amended and Restated Credit Agreement continues to be secured by substantially all of the Company’s assets and contains the same provisions as described above with respect to Standard Chartered’s demand rights and its power of attorney (POA). As of April 12, 2023, the Company had $130.0 million outstanding under the Third Amended and Restated Credit Agreement.
In connection with this Third Amended and Restated Uncommitted Revolving Credit Agreement, on March 24, 2023, the Company also amended two of the four shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The first Amended Shareholder's Loan Agreement continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the $130.0 million Third Amended and Restated Uncommitted Revolving Credit Agreement if the Company is unable to pay such borrowings. The fourth Amended Shareholder's Loan Agreement continues to provide the Company with access to up to $30 million of credit at the discretion of Weichai. The maturity of the first Amended Shareholder's Loan Agreement was extended to April 24, 2024 and the maturity of the fourth Amended Shareholder's Loan Agreement was extended to March 31, 2024. Borrowings under the first Amended Shareholder's Loan Agreement and the fourth Amended Shareholder's Loan Agreement will bear interest at an annual rate equal to SOFR plus 4.05% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.05% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%. All of the amended shareholder loan agreements with Weichai are subject to customary events of default and covenants. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the $130.0 million Third Amended and Restated Uncommitted Revolving Credit Agreement.

The following table summarizes the Company’s total outstanding debt obligations under all Credit Agreements and Shareholders’ Loan Agreements:

(in thousands)	As of December 31,
2022
Third Amended and Restated Credit Agreement	$130,000
second Amended Shareholder’s Loan Agreement	50,000
third Amended Shareholder's Loan Agreement	25,000
fourth Amended Shareholder's Loan Agreement	4,820
Other debt	1,213
Total	$211,033
See Item 8., Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.
The below schedule of remaining maturities of long-term debt excludes finance leases (refer to Item 8., Note 7. Leases).

(in thousands)
Year Ending December 31,	Maturities of Long-Term Debt
2024	4,953
2025	67
2026	9
Total	$5,029
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

Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between April 2023 and July 2034. The following table summarizes the lease expense by category in the Consolidated Statement of Operations:

(in thousands)	For the Year Ended December 31,
	2022	2021
Cost of sales	$6,300	$6,079
Research, development and engineering expenses	267	326
Selling, general and administrative expenses	169	174
Interest expense	21	44
Total	$6,757	$6,623
The following table summarizes the components of lease expense:

(in thousands)	For the Year Ended December 31,
	2022	2021
Operating lease cost	$4,706	$4,855
Finance lease cost:
Amortization of ROU asset	148	192
Interest expense	21	33
Short-term lease cost	100	267
Variable lease cost	1,782	1,276
Sublease income	(1,062)	—
Total lease cost	$5,695	$6,623
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$4,859	$4,959
Operating cash flows paid for interest portion of finance leases	21	33
Financing cash flows paid for principal portion of finance leases	157	194
Right-of-use assets obtained in exchange for lease obligations
Operating leases	3,540	137
Finance leases	—	—
As of December 31, 2022 and 2021, the weighted-average remaining lease term for both periods was 5.8 years for operating leases and 3.0 years and 3.4 years for finance leases, respectively. As of December 31, 2022 and 2021, the weighted-average discount rate for both periods was 7.1% for operating leases, and 6.6% and 6.5% for finance leases, respectively.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	As of December 31,
	2022	2021
Operating lease ROU assets, net [1]	$13,282	$13,545

Operating lease liabilities, current	2,894	3,978
Operating lease liabilities, non-current	10,971	10,304
Total operating lease liabilities	$13,865	$14,282

Finance lease ROU assets, net [1]	$225	$364

Finance lease liabilities, current	90	147
Finance lease liabilities, non-current	170	260
Total finance lease liabilities	$260	$407

1.    Included in Other noncurrent assets for operating leases and Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.

The following table presents maturity analysis of lease liabilities as of December 31, 2022:

(in thousands)
Year Ending December 31,	Operating Leases	Finance Leases
2023	$3,767	$103
2024	2,668	85
2025	2,731	82
2026	2,421	17
2027	2,413	—
Thereafter	3,015	—
Total undiscounted lease payments	17,015	286
Less: imputed interest	3,150	26
Total lease liabilities	$13,865	$260
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
Debt

The Company measures the Revolving Credit Facility and Other financing at original carrying value including accrued interest, net of unamortized deferred financing costs and fees. The fair value of the revolving credit facility and other financing approximates carrying value, as it consists of short-term variable rate loans.

(in thousands)	As of December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Other financing	75,614	—	75,614

(in thousands)	As of December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Unsecured Senior Notes	50,000	—	50,000

Other Financial Assets and Liabilities
In addition to the methods and assumptions used for the financial instruments discussed above, accounts receivable, net, income tax receivable, and accounts payable and certain accrued expenses are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments.
Note 9.    Defined Contribution Plans
For the years ending December 31, 2022 and 2021, the Company incurred plan costs of $0.8 million.
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
Securities and Exchange Commission and United States Attorney’s Office for the Northern District of Illinois Investigations
In September 2020, the Company entered into agreements with the SEC and the USAO to resolve the investigations into the Company’s past revenue recognition practices. Under the settled administrative order with the SEC, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses identified in its 2017 Form 10-K filed in May 2019 by April 30, 2021 unless an extension was provided by the SEC. On April 12, 2021, the SEC granted the Company’s request for an extension of time until March 31, 2022 in which to comply with the requirements of the administrative order to remediate the remaining outstanding material weaknesses. In April 2022, the SEC granted a further extension of time until March 31, 2023 for the Company to remediate any outstanding material weaknesses in accordance with the administrative order. Subsequent to the filing of this Form 10-K, the Company will submit documentation to the SEC for its review to assess the Company’s compliance with the administrative order.

Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. The stay remains in place pending further guidance from the Court. As of December 31, 2022 and December 31, 2021, the Company had recorded an estimated liability of $2.0 million and $0.3 million, respectively, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Statement of Operations for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of December 31, 2022 and $0.5 million was outstanding as of December 31, 2021. In addition, the Company entered into an agreement with Mast under which Mast will provide various technical services.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster is seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al.. Since the filing of the complaint, Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. As of December 31, 2022, the Company has approximately $8.8 million accrued for the reimbursement to Travelers recorded within Accounts payable on the Consolidated Balance Sheet.
Jeffrey Ehlers and Rick Lulloff Litigation
In September 2021 Jeffrey Ehlers and Rick Lulloff (“Lulloff”), former employees of the Company, made demands against the Company for approximately $2.4 million and $1.2 million, respectively, for alleged wages due and owing under each employee’s employment contract related to “Incentive Bonuses” for revenues generated in the Company’s transportation end market. In November 2021, Lulloff and Ehlers separately filed complaints against the Company in the Circuit Court of Cook County, Illinois, alleging breach of contract and violations of the Illinois Wage and Payment Collection Act incorporating their claims in the above referenced demand letter. The Company filed a notice of removal from the Circuit Court of Cook County, Illinois and has also moved to consolidate the cases which has been granted by the Court. In December 2022, the Company reached a settlement with both Jeffrey Ehlers and Rick Lulloff, for $0.8 million and $0.5 million, respectively. As of December

31, 2022, the Company has recorded the aforementioned settlement liabilities within Other accrued liabilities on the Consolidated Balance Sheet and will pay the settlement amounts in installments. No estimated liability was recorded for the year ended December 31, 2021.
Indemnification Agreements
Under the Company’s bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. As a result of cumulative legal fees and settlements previously paid, the Company fully exhausted its primary directors’ and officers’ insurance coverage of $30.0 million during the first quarter of 2020. Additional expenses currently expected to be incurred and that will occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past directors and officers and certain former employees who are entitled to indemnification will be funded by the Company with its existing cash resources. The Company accrues for such costs as incurred within Selling, general and administrative expenses in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2022, the Company incurred $0.1 million of costs related to these indemnification obligations and $15.7 million for the year ended December 31, 2021.
In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy, which was renewed in June 2021, and again in June 2022. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments
At December 31, 2022, the Company had five outstanding letters of credit totaling $2.1 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.6 million at December 31, 2022 related to these letters of credit and cash held in escrow due to a customer agreement.
The Company had arrangements with Doosan that required the Company to purchase minimum volumes or be subject to monetary penalties. On July 7, 2022, the Company entered into a revised supply agreement with Doosan, which among other things, removed the Company’s exclusivity to purchase and distribute specified engines within the territory of the United States, Canada and Mexico, and removed the minimum product purchase commitments and related performance penalties imposed on the Company. The liability was fully settled in 2022.
The Company was also party to a supply agreement with SAME through December 31, 2022 for the exclusive purchase and distribution of engines around the world, with the exception of China (including Hong Kong, Macao and Taiwan), within the forklift and marine markets. The agreement included minimum purchase commitments which has no financial impact or monetary penalties for not meeting minimum purchases.
Note 11.    Income Taxes
Income tax expense (benefit) was as follows:

(in thousands)	For the Year Ended December 31,
	2022	2021
Current tax expense (benefit)
Federal	$204	$(418)
State	(89)	(17)
Total current tax expense (benefit)	$115	$(435)

Deferred tax expense
Federal	$(71)	$(106)
State	260	135
Total deferred tax expense	189	29
Total tax expense (benefit)	$304	$(406)
The Company received net cash refunds for income taxes of $3.0 million in 2022 and $0.1 million in 2021.
A reconciliation between the Company’s effective tax rate on income (loss) before income taxes and the statutory tax rate is as follows:

(in thousands)	For the Year Ended December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Income tax expense (benefit) at federal statutory rate	$2,430	21.0%	$(10,264)	21.0%
State income tax, net of federal benefit	140	1.2%	(2,185)	4.5%
Other permanent differences	1	—%	1	—%
Research and development tax credits	(393)	(3.4)%	(551)	1.1%
Other tax credits	(612)	(5.3)%	291	(0.6)%
Tax reserve reassessment	79	0.7%	157	(0.3)%
Change in valuation allowance	(497)	(4.3)%	12,361	(25.3)%
Return adjustment	(1,147)	(9.9)%	(278)	0.6%
Stock-based compensation	87	0.7%	74	(0.2)%
Other, net	216	1.9%	(12)	—%
Income tax expense (benefit)	$304	2.6%	$(406)	0.8%
For the year ended December 31, 2022, the Company recognized pretax income of $11.6 million. For the year ended December 31, 2021, the Company recognized a pretax loss of $48.9 million.
The Company generates R&D tax credits as a result of its R&D activities, which reduce the Company’s effective income tax rate. In general, these credits are general business credits and may be carried forward up to 20 years to be offset against future taxable income. The income tax expense for 2022 is primarily related to the R&D, state credit and valuation allowance against the deferred tax assets.

Significant components of deferred income tax assets and liabilities consisted of the following:

(in thousands)	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$25,541	$30,967
Capital loss carryforwards	194	—
Research and development credits	5,565	5,168
Other state credits	3,671	3,090
Inventory	2,407	2,511
Allowances and bad debts	1,195	1,146
Accrued warranty	6,048	9,492
Accrued wages and benefits	1,294	107
Other accrued expenses	5,749	4,533
Stock-based compensation	188	182
Capitalized research and development costs	4,658	160
163(j) disallowed interest	1,343	1,634
Intangible amortization	—	668
Contract liabilities	1,057	1,005
Operating lease liability	2,820	3,862
Other	1,685	752
Total deferred tax assets	63,415	65,277
Valuation allowance	(59,680)	(60,177)
Total deferred tax assets, net of valuation allowance	$3,735	$5,100

Deferred tax liabilities:
ROU operating lease asset	$(2,612)	$(3,537)
Intangible amortization	(110)	—
Tax depreciation in excess of book depreciation on property, plant and equipment	(2,291)	(2,579)
Total deferred tax liabilities	$(5,013)	$(6,116)

Net deferred tax liability	$(1,278)	$(1,016)
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
The Company evaluated the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As a result of this evaluation, the Company concluded that the negative evidence outweighed the positive evidence and that a full valuation allowance should be maintained against its net deferred tax assets as of December 31, 2022 and 2021. The Company’s net deferred tax liability of $1.3 million and $1.0 million as of December 31, 2022 and 2021, respectively, represents the deferred tax liability related to indefinite-lived assets which cannot serve as a source of income for the realization of deferred tax assets that are not indefinite-lived.
As of December 31, 2022, the Company has, on a tax-effected basis, $9.2 million in R&D and state tax credit carryforwards which begin to expire in 2023. The Company has $17.5 million and $8.1 million of federal and state (tax effected, net of federal tax benefit) net operating loss carryforwards that are available to offset taxable income in the future. The federal and state net operating loss carryforwards begin to expire in 2037 and 2026, respectively.

The change in unrecognized tax benefits excluding interest and penalties were as follows:

(in thousands)	For the Year Ended December 31,
	2022	2021
Balance at beginning of year	$1,588	$1,431
Additions based on tax positions related to the current year	74	102
Additions for tax positions of prior years	5	56
Reduction for tax positions of prior years	(7)	$(1)
Balance at end of year	$1,660	$1,588
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax expense. As of December 31, 2022 and 2021, the amount accrued for interest and penalties was not material. The Company reflects the liability for unrecognized tax benefits as Other noncurrent liabilities in its Consolidated Balance Sheets. The amounts included in “reductions for tax positions of prior years” represent decreases in the unrecognized tax benefits relating to expiration of the statutes during each year shown.
As of December 31, 2022, the Company believes the liability for unrecognized tax benefits, excluding interest and penalties, could decrease by an immaterial amount in 2023 due to lapses in the statute of limitations. Due to the various jurisdictions in which the Company files tax returns, it is possible that there could be other changes in the amount of unrecognized tax benefits in 2023, but the amount cannot be estimated. Unrecognized tax benefits that, if recognized, would affect the effective tax rate are not expected to be material.
With few exceptions, the major jurisdictions subject to examination by the relevant tax authorities and open tax years, stated as the Company’s fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2014	to	2022
U.S. States	2013	to	2022
Canada	2019	to	2020
The Company is currently under federal income tax audit for tax years 2014, 2015 and 2016. The Company is currently under Illinois income tax audit for tax years 2013, 2014, 2015 and 2016.
Inflation Reduction Act
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, the Company will continue to evaluate its impact as further information becomes available.
Note 12.    Stockholders’ Equity (Deficit)
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2020	23,117	225	22,892
Net shares issued for stock awards	—	(34)	34
Balance as of December 31, 2021	23,117	191	22,926
Net shares issued for stock awards	—	(25)	25
Balance as of December 31, 2022	23,117	166	22,951
Preferred Stock
The Company is authorized to issue 5,000,000 shares of Preferred stock, par value $0.001 per share. The Preferred stock may be designated into one or more series as determined by the Board. As of December 31, 2022, the Board had authorized two series of Preferred stock. At December 31, 2022 and 2021, there were no shares of Preferred stock outstanding.

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
As of December 31, 2022, the Company had 399,432 shares available for issuance of future awards. To date, the Company’s granted awards have generally been either RSAs or SARs.
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
Both SAR awards and RSA grants are time-based awards that generally vest over a 2 to 3-year vesting schedule (except grants to members of the Board which have a 1-year vesting schedule). SAR awards generally have a term of 10 years. Compensation expense for recipients of these time-based awards is recognized on a straight-line basis over the vesting period from the date of grant. The Company accounts for forfeitures as they occur rather than apply an estimated forfeiture rate. Stock-based compensation expense is primarily recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.
RSAs are valued based on the fair value of the common stock at grant date.
For all SAR award assumptions, the Company used rates on the grant date of zero-coupon government bonds with maturities over periods covering the term of the awards. The Company considered the historical volatility of its stock price over a term similar to the expected life of the awards in determining expected volatility. The expected term is the period that the awards granted are expected to remain outstanding. The Company has never declared or paid a cash dividend on its Common Stock.
The following table represents stock-based compensation expense and the related income tax benefits:

(in thousands)	For the Year Ended December 31,
	2022	2021
Stock-based compensation expense	$385	$394
Income tax benefit	$87	$74
SAR Awards
The Company granted 159,217 SAR awards in 2022, and did not grant SAR awards in 2021. The assumptions used for determining the fair value of the SARs included the following:

	For the Year Ended December 31,
	2022	2021
Market closing price of the Common Stock	$3.00	$—
Exercise price	$3.00	$—
Range of risk-free interest rates	2.1% - 3.3%	—%
Weighted-average volatility	88.4%	—%
Range of volatilities	84.6% - 89.0%	—%
Expected term	5.00 years	0.00 years
Dividend yield	—%	—%
Weighted-average grant date fair value	$1.40	$—

SAR activity consisted of the following:

Number of Shares under SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	175,570	$8.06	7.04	$—
Granted	—	4.83		—
Exercised	—	—		—
Forfeited	—	—		—
Expired	(45,050)	8.60		—
Outstanding at December 31, 2021	130,520	7.87	6.18	—
Granted	159,217	4.83		—
Exercised	—	—		—
Forfeited	(78,074)	5.74		—
Expired	(83,551)	6.58		—
Outstanding at December 31, 2022	128,112	6.22	7.07	$52

Exercisable at December 31, 2021	111,853	$8.32	5.91	—
Exercisable at December 31, 2022	58,217	$9.78	4.49	—
The total fair value of SARs that vested during 2022 and 2021 was $0.2 million and $0.1 million, respectively. Unrecognized compensation expense related to SARs as of December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively. As of December 31, 2022, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 2.03 years.
Restricted Stock Awards
Restricted stock activity consisted of the following:

	Shares	Weighted-Average Grant Date Fair Value
December 31, 2020	37,372	$18.58
Granted	38,263	3.45
Forfeited	(1,503)	36.00
Vested	(40,886)	9.70
Balance as of December 31, 2021	33,246	$12.96
Granted	20,000	1.80
Forfeited	—	$—
Vested	(26,623)	8.83
Balance as of December 31, 2022	26,623	$8.70
The total grant date fair value of restricted stock that vested during 2022 and 2021 was $0.2 million and $0.4 million, respectively. Unrecognized compensation expense related to RSAs as of December 31, 2022 and 2021 was $0.1 million and $0.3 million, respectively. As of December 31, 2022, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 0.69 years.
Note 14.    Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted-average common shares outstanding during the year. Diluted earnings (loss) per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings (loss) per share for 2022 and 2021.

The computations of basic and diluted earnings (loss) per share are as follows:

(in thousands, except per share basis)	For the Year Ended December 31,
	2022	2021
Numerator:
Net income (loss) – basic and diluted	$11,270	$(48,472)

Denominator:
Shares used in computing net income (loss) per share
Weighted-average common shares outstanding - basic	22,938	22,908
Effect of dilutive securities	10	—
Weighted-average common shares outstanding – diluted	22,948	22,908

Earnings (Loss) per common share
Earnings (Loss) per share of common stock – basic	$0.49	$(2.12)
Earnings (Loss) per share of common stock – diluted	$0.49	$(2.12)
The aggregate number of shares excluded from the diluted earnings (loss) per share calculations because they would have been anti-dilutive were 0.1 million and 0.2 million shares in 2022 and 2021, respectively. For the twelve months ended December 31, 2022 and 2021, SARs and RSAs were not included in the diluted earnings (loss) per share calculations as they would have been anti-dilutive (1) due to the losses reported in the Consolidated Statements of Operations or (2) the Company’s average stock price was less than the exercise price of the SARs or the grant price of the RSAs.
Note 15.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the Weichai SPA, Shareholder’s Loan Agreements and Collaboration Agreement.
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
Doosan-PSI, LLC
In 2015, the Company and Doosan entered into an agreement to form Doosan-PSI, LLC. The Company invested $1.0 million to acquire 50% of the venture, which was formed to operate in the field of developing, designing, testing, manufacturing, assembling, branding, marketing, selling, distributing and providing support for industrial gas engines and all components and materials required for assembly of the gas engines to the global power generation market outside of North America and South Korea. In the fourth quarter of 2019, Doosan and the Company agreed to wind down and dissolve the joint venture. In the second quarter of 2021, the Company received a cash distribution from the joint venture of $2.2 million as a result of the final wind down and dissolution of the joint venture.
Joint Venture Operating Results
The Company’s investments in joint ventures are accounted for under the equity method of accounting. The Company had no income or expense from the investment for the twelve months December 31, 2022 as a result of the liquidation of the Joint venture in 2021 and an expense of less than $0.1 million for the twelve months ended December 31, 2021. The joint venture operating results are presented in Other income, net in the Company’s Consolidated Statements of Operations.

Other Related Party Transactions
See Note 10. Commitments and Contingencies for information regarding the Company’s indemnification obligations related to certain former directors and officers of the Company.
Note 16.     Subsequent Events
In March 2023, the Company amended its uncommitted senior secured revolving credit agreement with Standard Chartered and two Shareholder’s Loan agreements with Weichai which extends maturity dates to 2024. An amendment also changed approximately $4.8 million short-term classification to long-term classification which has been reflected in the consolidated balance sheet for the year ended December 31, 2022. In addition, the Company amended the Weichai Collaboration Arrangement which extends the maturity date to March 2026.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rule 13a-15(e) of the Exchange Act, as “controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.” The Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and communicated to its management, including its Interim Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
The Company’s management, with the participation of its Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
The Company had previously identified and reported material weaknesses in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. A material weakness is a control deficiency, or a combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In September 2020, the Company settled the investigations by the SEC and USAO into the Company’s past revenue recognition practices. As part of the settlement, among other undertakings, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses by April 30, 2021. On April 12, 2021 the SEC granted the Company’s request for an extension of time until March 31, 2022 in which to comply with the requirements of the administrative order to remediate the remaining material weaknesses. In April 2022, the SEC granted a further extension of time until March 31, 2023 to fully comply with the administrative order. Subsequent to the filing of this Form 10-K, the Company will submit documentation to the SEC for its review to assess the Company’s compliance with the administrative order.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
As a result of management’s review of the Company’s financial and accounting records and the other work completed by the management team and its advisers, management concluded that, as of December 31, 2022, the Company had remediated the material weaknesses relating to certain internal controls and that the Company’s internal control over financial reporting was operating effectively.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
As previously disclosed under “Item 9A – Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, management concluded that its internal control over financial reporting was not effective based on the material weaknesses identified.
As of December 31, 2022, the Company has completed remediation of the following previously reported material weaknesses: (i) IT Skillset and Competency, (ii) Information Technology, and (iii) Warranty Reserves:
IT Skillset and Competency:
The Company determined the level of technical skills and control-related training in its information technology (“IT”) function was adequate to support the design and implementation of IT general controls (“ITGCs”). The IT function was reorganized under the leadership of a Chief Information Officer who reports to the Interim Chief Executive Officer. The Company has continued to experience turnover in its IT functions. As a result, the Company is continuing to build out the organizational structure and will continue to use contractors until full time employees are in place.
Information Technology:
•The Company has reconstructed its ITGC framework to focus on controls that mitigate key financial reporting risks.
•The Company has designed and implemented controls over access, change management and IT operations to ensure that access rights are restricted to appropriate individuals, and that data integrity is maintained via effective change management controls over system updates and over the transfer of data between systems.
•The Company enhanced procedures to validate the information produced by the entity and end user computing.
•The Company continues to adjust its Enterprise Resource Planning (“ERP”) System to work towards further improvement and automation of ITGC’s as well as other business process application controls.
Warranty Reserves:
To reduce the risk of untimely warranty claims processing, the Company implemented improvements to centrally receive and monitor incoming claims including transitioning many customers to the use of the warranty claims submission portal. The Company also implemented additional controls during the year to provide additional assurance around completeness and accuracy of the warranty data used in the calculation of the warranty reserve.
The Company believes the measures described above have remediated the control deficiencies that led to the previously-identified material weaknesses and have strengthened its internal control over financial reporting. While the Company has remediated its material weaknesses, it remains committed to maintaining its internal control processes and will continue to monitor and review its financial reporting controls and procedures.
Other than the remediation of the material weaknesses and the remediation efforts described above, there have been no further changes in the Company’s internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.    Other Information.
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference herein from the 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
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
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference herein from the 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference herein from the 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference herein from the 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference herein from the 2023 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2022. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
2.1	†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213
2.2		Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944
3.1		Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543
3.2		Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944
3.3		Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944
3.4		Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944
4.1		Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944
10.1	††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213
10.2	††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944
10.3	††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944
10.4	††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944
10.5		Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944
10.6		Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944
10.7		Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944
10.8		First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.9		Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944
10.10	†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944
10.11		Asset Purchase Agreement dated as of May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944
10.12		Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944
10.13		Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944
10.14	†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944
10.15		Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944
10.16	††	Employment Agreement, dated June 15, 2017, by and between Power Solutions International, Inc. and John P. Miller.	8-K/A	10.1	06/21/2017	001-35944
10.17	††	Employment Agreement, dated November 28, 2017, by and between Power Solutions International, Inc. and Kenneth Winemaster.	8-K	10.1	12/04/2017	001-35944
10.18		Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944
10.19		Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944
10.20		First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944
10.21		Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944
10.22	††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944
10.23		First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944
10.24		Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944
10.25		Employment Agreement, dated as of February 15, 2021, between the Company and Lance Arnett	8-K	10.1	02/16/2021	001-35944
10.26		Separation Agreement and Release, dated as of February 15, 2021, between the Company and John P. Miller	8-K	10.2	02/16/2021	001-35944
10.27		Retirement Agreement and Release, dated as of December 14, 2021, between the Company and Kenneth Winemaster	8-K	10.1	12/17/2021	001-35944
10.28		Shareholder’s Loan Agreement, dated as of December 10, 2021, between the Company and Weichai America Corp.	8-K	10.1	12/16/2021	001-35944
10.29		Second Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 25, 2022, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2022	001-35944
10.30		Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.2	03/28/2022	001-35944
10.31		First Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.3	03/28/2022	001-35944
10.32		Addendum # 11, dated as of July 1, 2022 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.4	07/25/2022	001-35944

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.33		Employment Agreement, effective as of August 29, 2022, by and between Kenneth Li and Power Solutions International, Inc.	8-K	10.1	08/29/2022	001-35944
10.34		Employment Agreement, effective as of September 16, 2022, between PSI and Sidong Shao	8-K	10.1	09/22/2022	001-35944
10.35	* ††	Description of Long-Term Incentive Plan
10.36		First Amended and Restated Shareholder’s Loan Agreement, dated as of November 29, 2022, between the Company and Weichai America Corp.	8-K	10.1	12/02/2022	001-35944
21.1	*	Subsidiaries of Power Solutions International, Inc.
23.1	*	Consent of BDO USA, LLP
31.1	*	Certification of Interim Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
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
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 2023.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of April, 2023.

Signature	Title

/s/ Dino Xykis	Interim Chief Executive Officer
Dino Xykis	(Principal Executive Officer)

/s/ Xun Li	Chief Financial Officer
Xun Li	(Principal Financial and Accounting Officer)

/s/ Jiwen Zhang	Chairman of the Board and Director
Jiwen Zhang

/s/ Shaojun Sun	Director
Shaojun Sun

/s/ Lei Lei	Director
Lei Lei

/s/ Gengsheng Zhang	Director
Gengsheng Zhang

/s/ Kenneth W. Landini	Director
Kenneth W. Landini

/s/ Frank P. Simpkins	Director
Frank P. Simpkins

/s/ Hong He	Director
Hong He