Form 10-K/A
period 2022-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2023-05-01
CIK 1137091

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
of the Exchange Act).    YES  ☐    NO  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
The aggregate market value of 5,562,933 shares of the registrant’s common stock, par value $0.001 per share (the “Common Stock”) held by non-affiliates
of the registrant as of December 31, 2022 was $9.5 million based on the last reported sale price on the over-the-counter
(“OTC”) market on June 30, 2022 (although the total market capitalization of the registrant as of such date was approximately $39.0 million.) Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 24, 2023, there were 22,951,478 outstanding shares of the Common Stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
BDO USA, LLP	Chicago, IL	#243

-i-

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form
10-K/A
amends the Annual Report on Form
10-K
for the year ended December 31, 2022 of Power Solutions International, Inc. (“PSI” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2023 (the “Original
10-K”)
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
The information included herein as required by the Part III Disclosure is more limited than what is required to be included in the definitive proxy statement to be filed in connection with PSI’s 2023 Annual Meeting of Stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by the Part III Disclosure.
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
Except for the information described above, the Company has not modified or updated disclosures provided in the Original
10-K
in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original
10-K
or modify or update those disclosures affected by subsequent events, except as noted herein. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original
10-K
was filed.

-ii-

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment to the Annual Report on Form 10-K (“2022 Annual Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements subject to a number of risks, uncertainties and assumptions that may cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements.

The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation; the factors discussed in Item 1A. Risk Factors in the Original 10-Ks; the impact of the COVID-19 pandemic could have on the Company’s business and financial results; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risks involving potential security lapses and/or cyber-attacks; the timing of completion of steps to address, and the inability to address and remedy, material weaknesses; the identification of additional material weaknesses or significant deficiencies; risks related to complying with the terms and conditions of the settlements with the SEC and the United States Attorney’s Office for the Northern District of Illinois (the “USAO”); variances in non-recurring expenses; risks relating to the substantial costs and diversion of personnel’s attention and resources deployed to address the internal control matters; the Company’s obligations to indemnify past and present directors and officers and certain current and former employees with respect to the investigations conducted by the SEC, which will be funded by the Company with its existing cash resources due to the exhaustion of its historical primary directors’ and officers’ insurance coverage; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports from China on the Company’s supply chain; the impact on the global economy of the war in Ukraine; the impact of supply chain interruptions and raw material shortages; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.

The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The following table and biographical summaries set forth, with respect to each member of the Board of Directors for the Company (the “Board”) as of April 24, 2023, his or her committee membership, his or her age, the year in which he or she first became a director of the Company, and whether or not Weichai America Corp. (“Weichai America”), a wholly-owned subsidiary of Weichai Power Co., Ltd (“Weichai Power”) (Weichai America and Weichai Power, herein together referred to as “Weichai”) designated such director to serve on the Board pursuant to the Investor Rights Agreement (as described in the “Related Person Transactions” section in this Amendment) entered into by the Company and Weichai:

Name	Position	Committee(1)	Age	Director Since	Weichai Designee
Jiwen Zhang	Chairman of the Board		52	2023	Yes
Shaojun Sun, Ph.D.	Director	Compensation; Nominating (Chair)	57	2017	Yes
Gengsheng Zhang	Director	Nominating	55	2022	Yes
Kenneth W. Landini	Director	Audit	66	2001	No
Frank P. Simpkins	Director	Audit (Chair); Nominating	60	2017	No
Hong He	Director	Audit; Compensation	54	2019	No
Lei Lei	Director	Compensation (Chair)	40	2021	Yes

(1)	Effective March 22, 2023, the Board dissolved the Executive Committee.

Jiwen Zhang	Age: 52	Chairman of the Board

Biography: Mr. Jiwen Zhang has served as a Director of the Company and Chairman of the Board since March 29, 2023.

Mr. Jiwen Zhang has served as Chairman and Chief Executive Officer of Weichai America, which focuses on researching and developing a full line of off-road natural gas engines and engine components, since February 2023. Weichai America is a wholly owned subsidiary of Weichai Power, a publicly traded company on the Hong Kong Stock Exchange and the Shenzhen Stock Exchange. Mr. Jiwen Zhang has over twenty years of experience in the engine industry. From January 2013 to December 2022, Mr. Jiwen Zhang served as President of Kohler Power Systems, a multinational company located in Wisconsin, which specialized in diesel and gaseous generators, responsible for oversight of the global business operations. Prior to this, Mr. Jiwen Zhang served as Managing Director Commercial of Fiat Powertrain APAC from September 2010 to December 2012, Vice President of Volvo Penta Region Asia from May 2002 to August 2010, and Customer Service General Manager of a Caterpillar distributor Lei Shing Hong machinery from September 1994 to April 2002.

Mr. Jiwen Zhang earned his EMBA from University of Texas at Arlington and Bachelor’s degree of Mechanical & Electrical Engineering from University of Science and Technology of China. Mr. Jiwen Zhang serves on the Board as a Weichai designee.

Mr. Jiwen Zhang brings to the Board extensive and effective leadership experience demonstrated through his executive and management roles at leading engine manufacturers.

Shaojun Sun, Ph.D.	Age: 57	PSI Committees:

• Compensation Committee

• Nominating Committee (Chair)

Biography: Dr. Sun has served as a Director of the Company since April 2017. Dr. Sun previously served as the Company’s Vice Chairman of the Board from December 7, 2021 to March 29, 2023, and prior to that, served as Chairman of the Board from April 1, 2017 to December 7, 2021. In addition, he serves as Chair of the Nominating and Governance Committee (the “Nominating Committee”) and as a member of the Compensation Committee.

Dr. Sun serves as Vice President of Shandong Heavy Industry Group Co., Ltd. (“SHIG”), a leading automobile and equipment manufacturing group since 2021. Dr. Sun has been an Executive Director since December 2002 and was an Executive President from October 2007 to November 2021 of Weichai Power, a publicly traded company on the Hong Kong and the Shenzhen Stock Exchange and leading global designer and manufacturer of diesel engines. Dr. Sun also served as a Director of Weichai Group Holdings Limited (the “Weichai Group”), a multi-field and multi-industry international group which owns six business segments of powertrain, intelligent logistics, automotive, construction machinery, luxury yacht, and finance & after-services, from 2007 to 2021, and Chairman of Shandong Weichai Import and Export Co., Ltd., a wholesale distributor of industrial machinery and equipment. On January 1, 2019, Dr. Sun was appointed a Director of Ballard Power Systems Inc., a publicly traded company on the NASDAQ and Toronto Stock Exchanges that builds fuel cell products. Dr. Sun joined Weifang Diesel Engine Factory in 1988 and held various supervisory positions as a Chief Engineer of Weifang Diesel Engine Factory, and Director of Torch Automobile Group Co., Ltd.

Dr. Sun holds a Master’s degree from Beihang University and a Doctorate degree in Engineering from Tianjin University. Dr. Sun serves on the Board as a Weichai designee.

Dr. Sun brings to the Board extensive managerial experience and leadership gained through his executive roles at leading engine manufacturers.

Gengsheng Zhang	Age: 55	PSI Committees:

• Nominating Committee

Biography: Mr. Gengsheng Zhang served as a Director of the Company since September 16, 2022. In addition, he serves as a member of the Nominating Committee.

Mr. Gengsheng Zhang has served as Director of International Cooperation and Business Synergy Department for SHIG, a leading automobile and equipment manufacturing group, since March 2022. Previously, he served as Deputy General Manager of Weichai Group, which owns six business segments of powertrain, intelligent logistics, automotive, construction machinery, luxury yacht, and finance & after-services, from August 2020 to March 2022. Prior to Weichai Group, he served as Assistant General Manager of Weichai Group (and later as Deputy General Manager) and Chairman and Chief Executive Officer of SHIG India Pvt Ltd., a subsidiary of SHIG, from December 2019 to August 2020. Prior to that, he served as Assistant General Manager of Weichai Group and General Manager of Shandong Weichai Import & Export Company, from May 2012 to December 2019. Prior to that, he served as Director of Weichai International Service Department from October 2005 to May 2012. Earlier in his career, Mr. Gengsheng Zhang was employed in various leadership and engineering roles at manufacturing organizations.

Mr. Gengsheng Zhang earned a Bachelor of Engineering degree from Shandong Polytechnic University in 1990 and an EMBA from China-Europe International Business School in 2014. Mr. Gengsheng Zhang serves on the Board as a Weichai designee.

Mr. Gengsheng Zhang brings to the Board in-depth management experience in manufacturing and engineering.

Kenneth W. Landini	Age: 66	PSI Committees:

• Audit Committee

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

Frank P. Simpkins	Age: 60	PSI Committees:

• Audit Committee (Chair)

• Nominating Committee

Biography: Mr. Simpkins has served as a Director of the Company since July 13, 2017. Mr. Simpkins is the Chair of the Audit Committee and is also a member of the Nominating Committee.

Mr. Simpkins has over 25 years of executive management and financial experience. From June 2016 to December 2016, he served as Chief Financial Officer of Emerson Network Power, part of Emerson Electric Co., a publicly traded company on the New York Stock Exchange (the “NYSE”). From 2006 to 2015, Mr. Simpkins served as Vice President and Chief Financial Officer of Kennametal Inc., a publicly traded company on the NYSE and a global leader in the design and manufacture of engineered components, advanced materials and cutting tools. Prior to that role, Mr. Simpkins held various positions within Kennametal since 1995. Prior to Kennametal, he worked as a Manager for PricewaterhouseCoopers from 1986 to 1995.

Mr. Simpkins serves on the Board of Trustees at Seton Hill University, Greensburg and previously served on the Board of Trustees of Pennsylvania State University, New Kensington. On September 1, 2022, Mr. Simpkins joined the Advisory Board of Anovion, an advanced battery materials business in North America for synthetic graphite anode materials.

He holds a Bachelor of Science degree in Accounting from Pennsylvania State University. Mr. Simpkins qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial public-company reporting experience gained from his roles as Chief Financial Officer during his career.

Mr. Simpkins brings to the Board significant management experience, as well as his experience as a Chief Financial Officer.

Hong He	Age: 54	PSI Committees:

• Audit Committee

• Compensation Committee

Biography: Mr. He has served as a Director of the Company since November 14, 2019. Mr. He is a member of the Audit and Compensation Committees.

Mr. He has served as Director, Financial Planning & Analysis for CytomX Therapeutics (“CytomX”), a NASDAQ-listed biotechnology company, since February 2021, and previously served as a Consultant to CytomX beginning in February 2020. Previously, Mr. He served as Director of Finance and Reporting for Blackthorn Therapeutics, a clinical-stage biotechnology company, from June 2019 to December 2019. Prior to that, Mr. He served as the Head of Finance at GenapSys, Inc. from 2018 until May 2019. From 2014 until 2018, Mr. He was the Finance Director of SciClone Pharmaceuticals, Inc., a NASDAQ-listed specialty pharmaceutical company with main operations in China. From January to June 2014, Mr. He served as Vice President of Finance and the Controller of Augmedix, Inc., a privately held technology-enabled medical documentation company. From October 2011 to December 2013, Mr. He was employed as Vice President of Finance at Baidu Leho.com, a private company backed by Baidu, a NASDAQ- listed company.

Mr. He earned his Bachelor of Science degree in Accounting from Beijing University of Technology in July 1992 and his Master of Business Administration degree from University of Chicago Booth School of Business in December 2006. Mr. He is a U.S. certified management accountant and a China certified public accountant. Mr. He qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial public company reporting experience gained from his roles as a financial officer and controller of public companies during his career.

Mr. He brings to the Board substantial financial and managerial experience gained through leadership roles at public companies.

Lei Lei	Age: 40	PSI Committees:

• Compensation Committee (Chair)

Biography: Ms. Lei has served as a Director of the Company since December 7, 2021. In addition, Ms. Lei is the Chair of the Compensation Committee.

Ms. Lei has served since August 2021, as Overseas Finance Department, Director of Weichai Group. Prior to that, from 2016 until 2021, Ms. Lei was employed by KPMG Advisory (China) Limited, Beijing Branch, a professional services firm providing audit, tax and advisory services and served in the deal transaction department as an associate director. Prior to this, from 2010 to 2016, Ms. Lei was employed by PwC Beijing, a professional services firm providing assurance, advisory and tax services and served as an assurance manager. Previously, Ms. Lei served in accounting related roles at other organizations.

Ms. Lei earned a Bachelor’s degree in economics at Southwest University, China in 2004. Ms. Lei serves on the Board as a Weichai designee.

Ms. Lei brings to the Board extensive accounting experience as well as management experience through her roles at professional services firms and engine manufacturers.

Executive Officers

The following table sets forth certain information with respect to the Company’s executive officers as of April 24, 2023.

Name	Age	Executive Officer Since	Present Position with the Company
C. (Dino) Xykis	64	2021	Chief Executive Officer; Chief Technical Officer
Xun (Kenneth) Li	53	2022	Chief Financial Officer
Junhua Gu	48	2022	Interim General Counsel

The narrative descriptions below set forth the employment and position with the Company, principal occupation and education for each of the Company’s three current executive officers.

C. (Dino) Xykis was appointed as the Chief Executive Officer on April 24, 2023. Prior to that, Mr. Xykis served as the Interim Chief Executive Officer from June 1, 2022 to April 24, 2023. Mr. Xykis was also appointed as the Company’s Chief Technical Officer on March 15, 2021. He is responsible for the oversight of the Company’s advanced product development, engineering design and analysis, on-highway engineering, applied engineering, emissions and certification, Waterford, Michigan engineering operations, program management and product strategic planning. Since joining the Company in 2010 and until his appointment as Chief Technical Officer in March 2021, Mr. Xykis served as Vice President of Engineering for the Company from December 2010 to March 2021. He has more than 30 years of professional experience in multi-disciplined engineering areas including senior management and executive positions at various companies including Cummins Inc., a publicly traded company on the NYSE, and Generac Power Systems, a publicly traded company on the NYSE. Mr. Xykis also served as Adjunct Professor of Mechanical Engineering and Mechanics at the Milwaukee School of Engineering and previously served on the audit and compensation committees of the board of directors of Image Sensing Systems, a publicly traded company on NASDAQ, from 1996 to 2001. Mr. Xykis has also served on the advisory board of CEGE, College of Science and Engineering, University of Minnesota for eight years.

Mr. Xykis holds a Bachelor’s degree in Structural Engineering, a Master’s degree in Vibration/Dynamics, and a Ph. D. in Structural/Applied Mechanics from the University of Minnesota, Minneapolis.

Xun (Kenneth) Li was appointed as the Chief Financial Officer on August 26, 2022. Mr. Li is an accomplished executive who has more than 20 years of professional experience in the areas of finance, accounting, financial planning and analysis, internal controls and strategy, among others. Most recently, Mr. Li served as Chief Financial Officer for ND Paper, a leading pulp, packaging and paper company, from 2020 to August 2022, where he was a member of the executive leadership management team with primary responsibility for finance, accounting, tax, auditing, treasury, risk management, internal audit, and strategic planning, among other areas, and served as a strategic advisor to the chief executive officer. Prior to this role, Mr. Li was with Caterpillar Inc., a publicly traded company on the NYSE, from 2008 through 2020, where he served in various financial leadership positions, the most recent of which was Chief Financial Officer of the global mining machine product group from 2013 to 2020. Prior to Caterpillar, Mr. Li was with Ford Motor Company, a publicly traded company on the NYSE, where he held finance leadership roles of increasing responsibility, from 2003 to 2008.

Mr. Li holds a Master of Business Administration with high distinction and a Master of Science degree in Accounting, both from the University of Michigan. He also holds a Master of Science degree in Mechanical Engineering from the University of Oklahoma and a Bachelor of Science degree in Mechanical Engineering from Shanghai JiaoTong University. Mr. Li is also a Certified Public Accountant.

Junhua Gu was appointed as the Interim General Counsel effective June 13, 2022. Ms. Gu is responsible for overseeing all legal and regulatory matters affecting the Company. Prior to becoming Interim General Counsel, Ms. Gu served as Vice General Counsel from August 2021 to June 2022. Ms. Gu previously served as the Director of Corporate Support of Weichai America from September 2017 to August 2021. Prior to Weichai America, Ms. Gu served as Senior Legal Counsel and then Deputy Director of the legal department of SHIG from May 2012 to August 2017. Prior to her roles as in-house counsel, Ms. Gu practiced corporate and bankruptcy law in New York and Michigan from 2004 to 2012.

Ms. Gu holds Bachelor’s of Engineering degree in Textile Materials and Design from Wuhan Textile University. Ms. Gu also holds a Master’s degree in Management Science from Renmin University of China and a Juris Doctor degree from Brooklyn Law School.

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

To the Company’s knowledge, including PSI’s review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2022, all Section 16(a) filing requirements were satisfied on a timely basis, except the following reports: (i) one Form 4 filed in March 2022 (reporting one transaction) for C. Dino Xykis, (ii) an initial statement of beneficial ownership on Form 3 filed in April 2022 for Matthew Thomas, (iii) an initial statement of beneficial ownership on Form 3 filed in July 2022 for Junhua Gu, and (iv) an initial statement of beneficial ownership on Form 3 filed in September 2022 for Xun (Kenneth) Li. Each late filing was due to inadvertent administrative error by the Company.

CORPORATE GOVERNANCE

Audit Committee

The Company has a separately designated Audit Committee. Each member of the Audit Committee is financially literate, and the Board has determined that each of Mr. Simpkins, the Chair of the Audit Committee, and Mr. He and Mr. Landini qualify as an “Audit Committee Financial Expert” as defined in applicable SEC rules because each meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The Board has determined that each of Mr. Simpkins, Mr. Landini and Mr. He meets the independence requirements for audit committee members under NASDAQ rules.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of PSI’s employees, officers and directors, including those officers responsible for financial reporting. The Code of Ethics is available on the Company’s website at www.psiengines.com under “Investors” and then “Governance.”

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

The named executive officers for the year ended December 31, 2022, were:

•	C. (Dino) Xykis, Chief Executive Officer and Chief Technical Officer; Former Interim Chief Executive Officer;

•	Lance M. Arnett, Former Chief Executive Officer;

•	Xun (Kenneth) Li, Chief Financial Officer;

•	Junhua Gu, Interim General Counsel; and

•	Matthew Thomas, Controller and Former Interim Chief Financial Officer.

Executive Team Transitions

Chief Executive Officer Transition

As previously disclosed, effective May 31, 2022 (the “Separation Date”), Lance Arnett resigned as Chief Executive Officer and C. (Dino) Xykis, then serving as the Company’s Chief Technical Officer, was appointed by the Company’s Board to the additional role of Interim Chief Executive Officer, effective June 1, 2022. As previously disclosed, effective April 24, 2023, the Board appointed Mr. Xykis as the Company’s Chief Executive Officer and Chief Technical Officer. The terms of Mr. Xykis’ agreement with the Company related to his new role as Chief Executive Officer and Chief Technical Officer, as well as the terms of his prior letter agreement related to his previous appointment as Interim Chief Executive Officer, are described under “Employment Agreements with Named Executive Officers” below.

In connection with Mr. Arnett’s resignation from the Company, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Arnett on June 26, 2022. Pursuant to the Separation Agreement, Mr. Arnett is entitled to receive (a) cash severance payments in the total amount of $425,000, payable in 12 monthly installments of $35,416.67 payable on the last day of each month beginning on June 30, 2022, (b) a cash payment of $17,708.33 under the Long-Term Incentive (“LTI”) plan for the period January 1, 2020 to December 31, 2022 (the “LTI Plan”), once approved by the Compensation Committee, at the same time other LTI participants are paid, as full and complete payment under the LTI Plan, (c) the payment of any Key Performance Indicator (“KPI”) bonus on a pro rata basis through the Separation Date, once determined by the Company, if any, at the same time as other KPI participants are paid out, and (d) payment by the Company of a proportional share of the COBRA premiums owed by Mr. Arnett as if he were still employed by the Company for a period of 12 months following the effective date of the Separation Agreement. Pursuant to the Separation Agreement, Mr. Arnett acknowledged and agreed that he had 30 days from his termination date to exercise any vested Stock Appreciation Rights (“SARs”) granted to him pursuant to the applicable SARs agreements, and that any and all unvested SARs granted to him pursuant to those agreements were forfeited and unenforceable against the Company. Mr. Arnett did not exercise his vested SARs, therefore they were cancelled following the expiration of the 30 day extension.

The Separation Agreement contains a release of the Company by Mr. Arnett and mutual non-disparagement provisions. Mr. Arnett also agreed that the confidentiality, non-competition, non-solicitation and IP assignment provisions in his employment agreement with the Company would remain in effect. Finally, Mr. Arnett agreed to cooperate with, and make himself reasonably available to, the Company for a period of 12 months following the effective date of the Separation Agreement in order to assist with the transition of his duties at a rate of $250 per hour plus reasonable expenses.

Chief Financial Officer Transition

As previously disclosed, on August 26, 2022, the Board appointed Xun (Kenneth) Li as Chief Financial Officer, effective August 29, 2022, succeeding Matthew Thomas who had been serving in an interim role since April 2022. Mr. Thomas then resumed his role as Controller. On August 29, 2022, the Company entered into an employment agreement with Mr. Li, the terms of which are described under “Employment Agreements with Named Executive Officers” below.

Prior to Mr. Li’s appointment as the Company’s Chief Financial Officer, Mr. Thomas was appointed as the Company’s Interim Chief Financial Officer, which role Mr. Thomas assumed on April 3, 2022. Mr. Thomas and the Company entered into a letter agreement on June 9, 2022 for his services as Interim Chief Financial Officer. Pursuant to the letter agreement, in addition to his normal for his services as Controller, Mr. Thomas would be (i) entitled to a bonus of $8,333 per month from April 3, 2022 until such time as a successor Chief Financial Officer is appointed by the Board (the “Interim CFO Term”), calculated at the end of the Interim CFO Term, and (ii) eligible to receive an award of 2,000 SARs, subject to certain conditions, with a vesting period of one year from the date of grant after the end of the Interim CFO Term, subject to Mr. Thomas’ continued service with the Company through the vesting date.

Summary Compensation Table

The table below summarizes our named executive officers’ compensation for the services rendered to the Company, in all capacities, for the years ended December 31, 2022, and 2021.

Name and Principal Position	Year	Salary	Bonus(1)	Option/ SAR Awards(2)	Nonequity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
C. (Dino) Xykis(5)	2022	$358,866	$82,512	$28,397	$179,786	$53,390	$702,951
Chief Executive Officer and Chief Technical Officer; Former Interim Chief Executive Officer	2021	$331,933	$33,193	$109,619	—	$54,679	$529,424
Lance M. Arnett(5)	2022	$178,334	—	$2,677	—	$514,181	$695,192
Former Chief Executive Officer	2021	$401,250	$40,125	$307,508	—	$17,470	$766,353
Xun (Kenneth) Li (6)	2022	$117,693	$33,776	$42,382	$46,685	$2,215	$242,751
Chief Financial Officer
Junhua Gu(7)	2022	$188,077	$18,887	—	$39,302	$4,017	$250,283
Interim General Counsel
Matthew Thomas(6)	2022	$222,723	$82,267	$2,825	$81,914	$4,956	$394,685
Controller and Former Interim Chief Financial Officer

(1)

The amounts reported for each named executive officer in this column for 2022 represent their 2022 LTI Plan amounts. A description of the Company’s LTI Plan is below under “Long-Term Incentive Plan.” Additionally, the amounts reported (i) for Mr. Xykis include his semi-monthly bonus payments for his services as the Company’s Interim Chief Executive Officer, and (ii) for Mr. Li include his sign-on bonus, each as described under “Employment Agreements with Named Executive Officers” below, and (iii) for Mr. Thomas include his interim Chief Financial Officer bonus as described under “Executive Team Transitions – Chief Financial Officer Transition” above as well as an additional, discretionary bonus granted to Mr. Thomas for assisting in the transition of the Chief Financial officer role to Mr. Li.

(2)

The amount reported in the “Option/SAR Awards” column for 2022 reflects the grant date fair value of (i) an award of (x) 342 SARs granted to Mr. Xykis on March 18, 2022 and (y) 20,000 SARs granted to Mr. Xykis on July 15, 2022, (ii) an award of 1,875 SARs granted to Mr. Arnett on March 18, 2022 (which SAR award was cancelled and forfeited in its entirety following his separation, described above in “Chief Executive Officer Transition”), (iii) an award of 30,000 SARs granted to Mr. Li on September 2, 2022, and (iv) an award of 2,000 SARs granted to Mr. Thomas on September 2, 2022, each calculated in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. See Note 13, Stock-Based Compensation, to the consolidated financial statements included in the Company’s Original 10-K for the assumptions made in determining these values.

(3)

The amounts reported for each named executive officer in this column for 2022 represent their bonuses under the Company’s KPI plan established for 2022 (the “2022 KPI Plan”). A description of the Company’s 2022 KPI Plan is below under “2022 Key Performance Indicator Plan.”

(4)

The amounts reported for 2022 in the “All Other Compensation” column include (i) for Mr. Xykis: (a) $581 for life insurance premiums, (b) $44,700 for automobile-related expenses (including an automobile and automobile lease allowances), (c) $2,016 for reimbursement of car insurance premiums and gross up of taxes related to the reimbursement, and (d) $6,093 for 401(k) matching contributions; (ii) for Mr. Arnett: (a) $6,000 for an automobile allowance, (b) $150 for life insurance premiums, (c) $2,245 for 401(k) matching contributions, and (d) $505,786 for severance payments, which includes the cash severance payment of $425,000, amounts payable under the LTI Plan ($17,709), 2022 KPI Plan ($51,602), and the proportional share of the Company’s contributions toward Mr. Arnett’s COBRA premiums ($11,475); (iii) for Mr. Li: $2,215 for 401(k) matching contributions; (iv) for Ms. Gu: (a) $245 for life insurance premiums, and (b) $3,772 for 401(k) matching contributions; and (v) for Mr. Thomas: (a) $250 for life insurance premiums, and (b) $4,706 for 401(k) matching contributions. Item (d) for Mr. Arnett is described in more detail above under “Executive Team Transitions – Chief Executive Officer Transition.”

(5)

Mr. Arnett resigned from his position as Chief Executive Officer effective May 31, 2022, and Mr. Xykis was appointed to the additional position of Interim Chief Executive Officer effective June 1, 2022. Mr. Xykis was appointed as the Company’s Chief Executive Officer and Chief Technical Officer effective April 24, 2023.

(6)

Mr. Thomas was promoted to the additional position of Interim Chief Financial Officer effective April 3, 2022 and remained Interim Chief Financial Officer until Mr. Li’s appointment as Chief Financial Officer effective August 26, 2022. Because neither was a named executive officer before 2022, only their 2022 compensation is reported in the table.

(7)	Ms. Gu was appointed Interim General Counsel, effective June 13, 2022. Because Ms. Gu was not a named executive officer before 2022, only her 2022 compensation is reported in the table.

Employment Agreements with Named Executive Officers

C. (Dino) Xykis. In connection with Mr. Xykis’ appointment as Chief Executive Officer and Chief Technical Officer on April 24, 2023, Mr. Xykis and the Company entered into an employment agreement, effective April 24, 2023 (the “Xykis Employment Agreement”), which supersedes his previous employment-related agreements with the Company. The Xykis Employment Agreement provides for the following: (a) an annual base salary of $525,000; (b) eligibility to participate in any KPI plan, with a target opportunity equal to 70% of his KPI base salary (generally, annual W-2 earnings, referred to herein as “KPI Base Salary” or “LTI Base Salary”), or as generally determined by the Board for the overall KPI plan; (c) Mr. Xykis’ eligibility to participate in any LTI plan, with a target equal to 60% of his LTI Base Salary, or as generally determined by the Board for the overall LTI plan; (d) subject to approval by the Compensation Committee, an award of 85,000 SARs with a strike price to be determined at the time of the Compensation Committee’s approval and vesting in essentially 3 equal installments on the anniversary of the grant date, subject to Mr. Xykis’ continued employment in good standing as of each vesting date (which award was granted on April 25, 2023); (e) an automobile allowance of $1,975 per month towards his automobile lease, $1,750 per month towards the cost of gasoline for travel as long as Mr. Xykis commutes from his current home to the Company’s headquarters, and reimbursement for reasonable amounts spent on auto insurance for the leased vehicle capped at $2,500 per year; and (f) Mr. Xykis’ entitlement to participate in all Company employee benefit programs for which senior employees of the Company are generally eligible. If the Company terminates Mr. Xykis without cause (as defined in the Xykis Employment Agreement), in addition to payment of any accrued obligations, Mr. Xykis would be eligible to receive severance, subject to his execution and non-revocation of a general release of claims in favor of the Company, consisting of: (i) any determined, but unpaid, KPI or LTI bonus relating to the fiscal year prior to the fiscal year of termination; (ii) any prorated KPI or LTI bonus for the fiscal year in which his termination occurs once determined by the Board; (iii) 12 months of base salary continuation payments; and (iv) subject to his election to receive COBRA health insurance, payment by the Company of a proportional share of the premiums owed by Mr. Xykis as if he were still employed by the Company for 12 months. If Mr. Xykis is terminated for cause, any outstanding KPI bonus or LTI award, including any not yet paid for the fiscal year prior to the fiscal year of his termination, and any restricted stock units, unexercised stock options and SARs (whether vested or unvested) will be automatically forfeited. The Xykis Employment Agreement contains certain restrictive covenants, including an indefinite confidentiality provision and IP assignment provision, and non-competition and non-solicitation covenants applicable for one-year post-termination.

As stated above, and as previously disclosed, the Xykis Employment Agreement supersedes his prior employment-related agreements with the Company, including the letter agreement he and the Company entered into on June 15, 2022 related to his appointment as the Company’s Interim Chief Executive Officer, the terms of which were in addition to the terms of his employment agreement with the Company, dated March 15, 2021, that remained in full force and effect and continued to govern his role as the Company’s Chief Technical Officer. For purposes of Mr. Xykis’ 2022 compensation, the Interim Chief Executive Officer letter agreement provided that (i) in addition to his salary, he would receive a bonus paid semi-monthly in the amount of $5,000 per month from June 1, 2022 until such time as a successor Chief Executive Officer was appointed by the Board (the “Interim CEO Term”), subject to an aggregate minimum bonus payment of $25,000 on a pre-tax basis (the “Minimum Bonus Payment”), and (ii) that he was also eligible to receive an award of 3,333 SARs per month during the Interim CEO Term (the “SARs Award”), subject to certain conditions, with an initial award of 20,000 SARs (the “Minimum SARs Award”) as part of the SARs Award due to vest on the one-year anniversary of the grant date, subject to Mr. Xykis’ continued service with the Company through the vesting date. As the Interim CEO Term was greater than 6 months, pursuant to the terms of the letter agreement, Mr. Xykis also received any additional SARs grant of 16,663 SARs as part of the SARs Award granted on April 25, 2023, which vests on the one-year anniversary of the grant date, subject to Mr. Xykis’ continued service with the Company through the vesting date.

Xun (Kenneth) Li. On August 29, 2022, Mr. Li entered into an employment agreement with the Company, effective August 29, 2022 (the “Li Employment Agreement”), related to his employment as Chief Financial Officer. The Li Employment Agreement provides for (i) an annual base salary of no less than $360,000; (ii) a sign-on bonus of $20,000 (subject to reimbursement from Mr. Li if he voluntarily resigns within 1 year from the effective date of his employment); (iii) eligibility to participate in the Company’s KPI plan at a target amount equal to 50% of his KPI Base Salary or as determined by the Board (with eligibility for 2022 on a prorated basis); (iv) eligibility to participate in any Company LTI plan with a target LTI bonus equal to 60% of his LTI Base Salary or as generally determined by the Company for the overall LTI plan (with eligibility to participate in the stay portion of the LTI Plan on a prorated basis); and (v) eligibility to receive an award of 30,000 SARs with a strike price determined at the close of business on the day of the Compensation Committee’s approval (i.e., the grant date), vesting in four equal installments on the anniversaries of the grant date subject to Mr. Li’s continued employment with the Company through the vesting date (which award was granted on September 2, 2022). Pursuant to the Li Employment Agreement, Mr. Li is also eligible to participate in the Company’s employee benefit programs on the same basis as its other employees. In the event that Mr. Li’s employment is terminated by the Company without cause (as defined in the Li Employment Agreement), he will be entitled to receive (i) severance equal to his base salary for 6 months if his employment period is less than 48 months, and for 12 months if his employment period is 48 months or longer, subject to his execution and non-revocation of a general release in favor of the Company, and (ii) payment for any KPI bonus or LTI award related to the fiscal year in which the termination occurs, if any, which may be prorated based on when his termination date occurs during the fiscal year. If Mr. Li is terminated for cause, any outstanding KPI bonus or LTI award, including any not yet paid for the fiscal year prior to the year of his termination, and any restricted stock units, unexercised stock options and SARs (whether vested or unvested) will be automatically forfeited. Mr. Li’s employment agreement contains certain restrictive covenants, including an indefinite confidentiality provision and IP assignment provision and non-competition and non-solicitation covenants applicable for one-year post-termination.

Mr. Arnett’s employment agreement was terminated in connection with his resignation from the Company. The terms of his Separation Agreement are described above under “Executive Team Transitions – Chief Executive Officer Transition.” The terms of the letter agreement Mr. Thomas entered into with the Company for his services as Interim Chief Financial Officer are described above under “Executive Team Transitions – Chief Financial Officer Transition.”

Long-Term Incentive Plan

Pursuant to the LTI Plan, executives, including the named executive officers, are eligible to receive 50% to 150% of a target incentive amount (which target incentive amount is equal to 60% of the executive’s LTI Base Salary), with (i) 50% of the target incentive amount to be received as a bonus that is not tied to performance conditions and (ii) the remaining amount of 50% (plan target) to 100% (maximum) of the target incentive amount subject to the Company’s performance against a performance indicator based on return on assets over the three-year performance period. The 50% of the target incentive amount (equal to 30% of the executive’s LTI Base Salary) vests in equal annual installments as follows:

(i) one-third vested on December 31, 2020 and was paid out in the first quarter of 2021; (ii) one-third vested on December 31, 2021 and was paid out in April of 2022; and (iii) one-third vested on December 31, 2022 and was paid out in the first quarter of 2023. No amounts were paid at the end of the three-year performance period with respect to the performance-related component of the LTI Plan. A full description of the Company’s LTI Plan is available at Exhibit 10.35, “Description of Long-Term Incentive Plan” to the Company’s Original 10-K.

2022 Key Performance Indicator Plan

The named executive officers were eligible to earn a cash incentive award for 2022 under the 2022 KPI Plan. For 2022, the annual target incentive opportunity for each named executive officer as a percentage of his or her KPI Base Salary for the year was 56% for Mr. Xykis, 60% for Mr. Arnett, 50% for Mr. Li, 29% for Ms. Gu and 38% for Mr. Thomas, with their individual cash incentive awards weighted as follows: (i) for Messrs. Xykis and Li, 70% was tied to Company performance relative to the Company performance metrics and 30% was tied to individual performance; (ii) for Ms. Gu and Mr. Thomas, 60% was tied to Company performance relative to the Company performance metrics and 40% was tied to individual performance, and for Mr. Arnett, 90% was tied to Company performance relative to the Company performance metrics and 10% was tied to individual performance.

The following four separately weighted performance metrics were established as the Company’s performance metrics under the 2022 KPI Plan: (i) gross revenue, (ii) net income, (iii) inventory at December 31, 2022, and (iv) gross revenue of strategic products. Weightings, performance thresholds and payout ranges are shown in the table below with no payout earned for performance below the threshold. Set forth in the table below are the weightings, performance thresholds and payout ranges for each Company performance metric.

	2022 Company Performance Metrics (% Weighting of Company Performance Goal)
Performance Payout Threshold (interpolation used between these points)	Revenue (in millions) (30% of Goal)	Net Income (in millions) (30% of Goal)	Inventory (in millions) (20% of Goal)	Revenue of Strategic Products (in millions) (20% of Goal)
0% of Target	$456	$0	$120	$15
50% of Target	$478	$5	$105	$35
100% of Target	$500	$10	$90	$53
200% of Target	$600	$40	$80	$100

The Company’s 2022 performance in relation to the 2022 KPI Plan’s Company performance metrics resulted in the Company’s performance metrics being achieved at approximately 54% of target, as shown below.

Performance Metric	Weighting (%)	2022 Actual Performance (in millions)	Earned (%)	Achieved (%)
Revenue	30%	$481	58%	17.3%
Net Income	30%	$11.3	104%	31.3%
Inventory	20%	$121	0%	0%
Revenue of Strategic Products	20%	$26	27%	5.4%
Total Company Performance Achievement	100%			54.0%

The Compensation Committee determined that each named executive officer’s individual performance for 2022 was achieved at target (i.e., 100%), except Mr. Arnett whose individual performance was deemed 0% of target, so his 2022 KPI award was based solely on the Company’s achievement relative to the Company performance metrics. Each named executive officer’s award under the 2022 KPI Plan is shown above in the “Nonequity Incentive Plan Compensation” column of the “Summary Compensation Table,” except for Mr. Arnett whose award is included as part of the amount shown in the “All Other Compensation” column.

OUTSTANDING EQUITY AWARDS AT 2022 YEAR-END

The table below shows outstanding SAR awards as of December 31, 2022, held by each named executive officer. No stock awards remained outstanding for any named executive officers as of December 31, 2022.

	Option/SAR Awards
Name	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable		Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable		Option/SAR Exercise Price ($)	Option/SAR Expiration Date
C. (Dino) Xykis	1,500		—		11.25	February 22, 2026
	8,333	(1)	16,667	(1)	6.82	March 12, 2031
	114	(2)	228	(2)	6.50	March 18, 2032
	—	(3)	20,000	(3)	2.00	July 15, 2032
Lance M. Arnett(4)	—		—		—	—
Xun (Kenneth) Li	—	(5)	30,000	(5)	2.00	September 2, 2032
Junhua Gu	—		—		—	—
Matthew Thomas	—	(6)	2,000	(6)	2.00	September 2, 2032

(1)

The amount reported represents Mr. Xykis’ outstanding SAR award under the Company’s 2012 Incentive Compensation Plan, as amended and restated (the “2012 Plan”), effective March 12, 2021, which has the following vesting schedule: 8,333 of the SAR shares vested and became exercisable on March 15, 2022, 8,333 of the SAR shares vested and became exercisable on March 15, 2023, and 8,334 of the SAR shares vest and become exercisable on March 15, 2024.

(2)

The amount reported represents Mr. Xykis’ outstanding SAR award under the 2012 Plan, effective March 18, 2022, which vested or vests in three equal installments on March 18, 2022, March 18, 2023 and March 18, 2024.

(3)	The amount reported represents Mr. Xykis’ outstanding SAR award under the 2012 Plan, effective July 15, 2022, which vests and becomes exercisable on July 15, 2023.
(4)

Mr. Arnett did not exercise any of his vested awards as provided for under the terms of his Separation Agreement as described in “Executive Team Transitions – Chief Executive Officer Transition” section above, therefore his vested and unvested SAR awards have been forfeited and cancelled and were no longer outstanding as of December 31, 2022.

(5)

The amount reported represents Mr. Li’s outstanding SAR award under the 2012 Plan, effective September 2, 2022, which vests and becomes exercisable in four equal installments on September 2, 2023, September 2, 2024, September 2, 2025 and September 2, 2026.

(6)	The amount reported represents Mr. Thomas’ outstanding SAR award under the 2012 Plan, effective September 2, 2022, which vests and becomes exercisable on September 2, 2023.

Potential Payments Upon Termination or Change in Control

As of December 31, 2022, the Company had employment agreements with Messrs. Xykis and Li that provided for payments upon termination without “cause.” Ms. Gu and Mr. Thomas did not have any such agreements with the Company, however, pursuant to the 2022 KPI Plan, they each would have been entitled to receive a prorated portion of their respective awards under the plan if terminated without cause. A summary of the payments the Li Employment Agreement provides for upon a termination without cause is summarized above under the heading, “Employment Agreements with Named Executive Officers.” If Mr. Xykis’ employment had been terminated without cause (as defined under his March 15, 2021 employment agreement for purposes of his Minimum Bonus Payment and as defined under the 2012 Plan for purposes of the Minimum SARs Award), as of December 31, 2022, then pursuant to the terms of his letter agreement for his services as Interim Chief Executive Officer, he would have been eligible for the following: (i) continued receipt of bonus payments on a semi-monthly schedule until he received the Minimum Bonus Payment under the letter agreement, and (ii) accelerated vesting of the Minimum SARs Award, in full and exercisable in accordance with the 2012 Plan and his award agreement. For a detailed description of the termination payments received by Mr. Arnett in connection with his resignation from the Company, please see the “Executive Team Transitions – Chief Executive Officer Transition” section above.

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

2.	For the fiscal year in which the separation takes place, any SARs and unexercised options (whether vested or unvested) awarded pursuant to the Company’s 2012 Plan.

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

Director Compensation

PSI directors generally receive the following compensation for their services as members of the Board:

•	A cash retainer of $50,000 per year.

•	An additional cash retainer of $25,000 per year to the Chairman of the Board and the Chair of the Audit Committee.

•	An additional cash retainer of $160,000 per year to the Chair of the Executive Committee.

•	5,000 shares of restricted stock per year.

•	Meeting fees of $1,000 per day for each Board and Committee meeting, which increased to $1,500 per day beginning September 13, 2022.

The Company also reimburses directors for necessary and reasonable travel and other related expenses incurred in connection with the performance of their official duties of attendance at each meeting of the Board or any Committee.

The table below summarizes the compensation paid to each director for their service on the Board for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Fabrizio Mozzi(2)	$277,000	$9,000	$286,000
Shaojun Sun(2)	$63,000	—	$63,000
Frank P. Simpkins	$92,000	$9,000	$101,000
Kenneth W. Landini	$63,500	$9,000	$72,500
Hong He	$68,000	$9,000	$77,000
Gengsheng Zhang(3)	—	—	—
Lei Lei	$61,000	—	$61,000
Sidong Shao(4)	$40,556	—	$40,556

(1)

Reflects the aggregate grant date fair value of restricted stock granted to Messrs. Mozzi, Simpkins, Landini and He on September 15, 2022, which will vest on July 10, 2023, and related to their 2022 Board service. The grant date fair value is computed in accordance with FASB ASC Topic 718. As of December 31, 2022, Messrs. Mozzi, Simpkins, Landini and He each had 5,000 outstanding shares of restricted stock. Mr. Mozzi, who is employed by a subsidiary of Weichai, received a waiver from Weichai permitting him to receive a restricted stock award related to his Board service in 2022.

(2)

On March 29, 2023, Mr. Mozzi resigned as Chairman and a member of the Board, effective as of that date, and Dr. Sun resigned from his position as Vice Chairman of the Board but will continue to serve as a Board member. The Board appointed Jiwen Zhang to the Board, and to serve as Chairman of the Board, on March 29, 2023, and he will continue to serve until PSI’s 2023 Annual Meeting of Stockholders or until his successor is duly elected and qualifies. Mr. Jiwen Zhang will serve on the Board as a designee of Weichai.

(3)

Mr. Gengsheng Zhang was appointed to the Board effective September 16, 2022 and will continue to serve until PSI’s 2023 Annual Meeting of Stockholders or until his successor is duly elected and qualifies. Mr. Gengsheng Zhang was not paid for his 2022 Board and Committee services.

(4)

On September 16, 2022, Mr. Shao resigned from his position as a non-employee director on the Board. Mr. Shao was appointed as Executive Vice President of the Company, effective September 16, 2022. The amounts reported for Mr. Shao in the table reflect his prorated Board compensation for his services as a non-employee director for a portion of 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s Common Stock as of April 24, 2023, by:

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

Beneficial ownership of Common Stock is based on 22,951,478 shares of Common Stock issued and outstanding as of April 24, 2023.

Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of Common Stock. Addresses for the beneficial owners are set forth in the footnotes to the table.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percent of Outstanding Common Stock
Directors:
Jiwen Zhang(2)	—	—
Shaojun Sun, Ph.D.	—	—
Kenneth W. Landini	44,000	*
Frank P. Simpkins	25,000	*
Hong He	13,750	*
Gengsheng Zhang(3)	—	—
Lei Lei	—	—
Executive Officers:
Junhua Gu	—	—
Sidong Shao	—	—
Xun (Kenneth) Li	—	—
C. Dino Xykis(4)	18,834
Matthew Thomas(5)	—
Lance Arnett(6)	—
All executive officers and directors as a group (11 individuals)(7)	101,584	*
Parties owning beneficially more than 5% of the outstanding shares:
Kenneth J. Winemaster(8)	2,211,274	9.6%
Neil Gagnon(9)	2,494,463	10.9%
Gary S. Winemaster(10)	3,353,955	14.6%
Weichai(11)	11,749,759	51.2%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each individual is 201 Mittel Drive, Wood Dale, Illinois 60191.
(2)	Was appointed to the Board during March 2023.
(3)	Was appointed to the Board during September 2022.
(4)

A SAR granted under an equity compensation plan of the Company in respect of one or more shares of Common Stock generally entitles the holder thereof the right to receive, either in cash or Common Stock, as determined by the Compensation Committee in its discretion, an amount per share of Common Stock equal to the excess, if any, of (i) the fair market value of a share of Common Stock on the date the SAR is exercised, over (ii) the grant price of the SAR. As of April 15, 2023, the fair market value of a share of Common Stock was less than the grant price of each outstanding SAR awarded to Mr. Xykis. As a result, no shares were acquirable as of that date through the exercise of SARs for Mr. Xykis.

(5)	Mr. Thomas served as our Interim Chief Financial Officer until August 29, 2022.
(6)

Information contained in the table above is based on the Form 4 filed with the SEC on March 25, 2022. Mr. Arnett served as our Chief Executive Officer and President until May 31, 2022. Open market purchases or sales, if any, by Mr. Arnett of our Common Stock since the date he ceased serving as our Chief Executive Officer and President are not known to us or reported in the table.

(7)	Includes all current officers and directors.
(8)

According to the Form 4 filed with the SEC May 16, 2019. Mr. Winemaster served as the Company’s Executive Vice President until January 1, 2022. Open market purchases or sales, if any, by Mr. Winemaster of Common Stock since the date that he ceased serving as the Company’s Executive Vice President are not known by the Company or reported in the table.

(9)

According to the Schedule 13G/A filed with the SEC on February 6, 2023, Neil Gagnon is the beneficial owner with respect to 2,494,463 shares of Common Stock, with sole voting power to 233,492 shares of Common Stock and sole dispositive power with respect to 233,492 shares of Common Stock. In addition, Mr. Gagnon has shared voting power over 2,218,578 shares of Common Stock and shared dispositive power over 2,260,971 shares of Common Stock. The business address of Mr. Gagnon is 1370 Ave. of the Americas, 24th Floor, New York, NY 10019.

(10)

According to the Form 4 filed with the SEC on November 25, 2022, Gary Winemaster beneficially owned 3,317,603 shares of Common Stock directly and 36,352 shares of Common Stock indirectly through his spouse’s holdings.

(11)

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

Equity Compensation Plan Information

The following table summarizes information regarding the securities that may be issued under the 2012 Plan as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	128,112	(1)	$6.22	(2)	399,432	(3)

Equity compensation plans not approved by security holders	—		—		—

Total	128,112		$6.22		399,432

(1)	Includes outstanding stock appreciation rights.
(2)	Represents the weighted average exercise price of outstanding stock appreciation rights.
(3)	Includes shares remaining available for issuance under the 2012 Plan as of December 31, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Related Person Transactions

Other than as described below, during the years ended December 31, 2022, and 2021, the Company did not enter into any related person transactions.

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

The Company and Weichai executed a strategic Collaboration Agreement on March 20, 2017, as amended by the First Amendment to Strategic Collaboration Agreement, dated March 26, 2020 and the Second Amendment to Strategic Collaboration Agreement, dated March 22, 2023 (collectively, the “Collaboration Agreement”) in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experiences, expertise and resources. Among other things, the Collaboration Agreement established a joint steering committee, permitted Weichai to second a limited number of certain technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations, related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement expires on March 20, 2026.

The Company is party to an uncommitted revolving credit agreement with Standard Chartered Bank dated March 26, 2021, as amended on March 26, 2021, March 25, 2022, and March 23, 2023 (the “Third Amended and Restated Uncommitted Revolving Credit Agreement”).

On December 28, 2020, the Company entered into a shareholder’s loan agreement with Weichai America, as amended on March 26, 2021, March 25, 2022 and March 24, 2023 (the “Amended First Shareholder’s Loan Agreement”). The Amended First Shareholder’s Loan Agreement provides the Company with a $130.0 million secured loan facility that expires on April 24, 2024. Borrowings under the Amended First Shareholder’s Loan Agreement bear interest at an annual rate equal to the applicable Secured Overnight Financing Rate (“SOFR”) plus 4.05% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.05% per annum.

On July 14, 2021, the Company entered into an additional Shareholder’s Loan Agreement with Weichai America, as amended on March 25, 2022 (the “Amended Second Shareholder’s Loan Agreement”). The Amended Second Shareholder’s Loan Agreement provides the Company with a $25.0 million uncommitted facility that expires on May 20, 2023. Borrowings under the Amended Second Shareholder’s Loan Agreement incur interest at SOFR plus 4.65% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum.

On December 10, 2021, the Company entered into an additional Shareholder’s Loan Agreement with Weichai America, as amended on November 29, 2022, (the “Amended Third Shareholder’s Loan Agreement”). The Amended Third Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that expires on November 30, 2023. Borrowings under the Amended Third Shareholder’s Loan Agreement bear interest at SOFR plus 4.65% per annum and can be used for general corporate purposes, except for certain legal expenditures.

On April 20, 2022, the Company entered into an additional shareholder’s loan agreement with Weichai America, as amended March 24, 2023 (the “Amended Fourth Shareholder’s Loan Agreement” together with the Amended First Shareholder’s Loan Agreement, the Amended Second Shareholder’s Loan Agreement and the Amended Third Shareholder’s Loan Agreement, the “Shareholder’s Loan Agreements”). The Amended Fourth Shareholder’s Loan Agreement provides the Company with access to up to $30 million of credit, which matures on March 31, 2024. Borrowings under the Amended Fourth Shareholder’s Loan Agreement will incur interest at bear interest at an annual rate equal to SOFR plus 4.05% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.05% per annum.

The Shareholder’s Loan Agreements are subject to customary events of default and covenants. The Company has covenanted to secure any amounts borrowed under the Shareholder’s Loan Agreements upon payment in full of all amounts outstanding under the Third Amended and Restated Uncommitted Revolving Credit Agreement. If the interest rate for any Shareholder Loan Agreement is lower than Weichai America’s borrowing cost, the interest rate for such loan shall be equal to Weichai America’s borrowing cost plus 1.0%. The Shareholder Loan Agreements are subordinated to the Third Amended and Restated Uncommitted Revolving Credit Agreement in all respects and any borrowing requests are subject to Weichai America’s discretionary approval.

As of December 31, 2022, PSI had no borrowings under the Amended First Shareholder’s Loan Agreement, $25 million of borrowings under the Amended Second Shareholder’s Loan Agreement, $50 million of borrowings under the Amended Third Shareholder’s Loan Agreement, and $4.8 million of borrowings under the Amended Fourth Shareholder’s Loan Agreement.

In January 2022, PSI and Société Internationale des Moteurs Baudouin (“Baudouin”), a France-based marine engine manufacturing subsidiary of Weichai Power, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets, which resulted in over $2.0 million of sales. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests.

Director Independence

While the Company’s Common Stock is currently traded on the OTCPink market, which requires the Company to establish and maintain fundamental corporate governance standards, the Company has elected to adopt more exacting governance standards that are substantially similar to the NASDAQ listing governance standards. The Board has determined that the Company is a “controlled company,” as defined in Rule 5615(c)(1) of the NASDAQ Marketplace Rules. The Board has based this determination on the fact that Weichai currently owns a majority of the Company’s Common Stock. Under the NASDAQ rules, a company where more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including:

•	a majority of the Board consists of independent directors;

•	PSI’s Nominating Committee be composed entirely of independent directors; and

•	PSI’s Compensation Committee be composed entirely of independent directors.

The Company is not currently relying on the controlled company exemption for the above requirements but may in the future.

Unless the Company avails itself of the “controlled company” status as discussed above, pursuant to NASDAQ listing standards, a majority of the members of the Board must qualify as “independent,” as affirmatively determined by the Board. In addition to the NASDAQ independence requirements, the Company also applies the independence guidelines set forth in its Corporate Governance Guidelines, which are available on the Company’s website at www.psiengines.com in the “Investors” section, under “Governance” which are substantially similar to the NASDAQ’s director independence requirements and “controlled company” exemptions. Consistent with this requirement, based on the review and recommendation of the Company’s Nominating Committee, the Board reviewed all relevant identified transactions or relationships between each of the Company’s directors, former directors, or any of their family members, and PSI, the Company’s senior management and the Company’s independent registered public accounting firm, and has affirmatively determined that each of Dr. Sun, Messrs. He, Landini, Simpkins, Gengsheng Zhang, Ms. Lei, and former director, Mr. Mozzi, meet the standards of independence under the applicable NASDAQ listing standards. In making this determination, the Board found Dr. Sun, Ms. Lei and Messrs. He, Landini, Simpkins, Gensheng Zhang and former director Mr. Mozzi to be free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. The Board has also determined that each member of its Audit Committee is independent under NASDAQ Rule 5605(a)(2). The Board found that Mr. Jiwen Zhang and former director Mr. Shao are not independent under the applicable NASDAQ listing standards.

Item 14.	Principal Accounting Fees and Services.

AUDIT-RELATED MATTERS

Independent Registered Public Accounting Firm Fees

The following table shows the fees for professional services rendered to us by BDO USA, LLP (“BDO”) for services in respect of the years ended December 31, 2022, and 2021.

	2022	2021
Audit Fees(1)	$1,617,024	$2,143,717
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$1,617,024	$2,143,717

(1)

Audit Fees: Audit fees for the fiscal years 2022 and 2021 include the aggregate fees incurred for the audit of the Company’s annual consolidated financial statements and to review interim quarterly consolidated financial information. 2021 total fees have been updated based on final billings.

(2)	Audit-Related Fees: The Company did not engage BDO for any audit-related services during the 2022 and 2021 fiscal years.
(3)	Tax Fees: The Company did not engage BDO for any tax services during the 2022 and 2021 fiscal years.
(4)	All Other Fees: The Company did not engage BDO for any other services during the 2022 and 2021 fiscal years.

In accordance with its charter, the Audit Committee approved in advance all audit services provided by the Company’s independent registered public accounting firm for fiscal year 2022.

Pre-Approval Policy and Procedures

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

2.1†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213

2.2	Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543

3.2	Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944

3.3	Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944

3.4	Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944

4.1	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944

10.1††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213

10.2††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944

10.3††*	Power Solutions International, Inc. 2012 Incentive Compensation Plan, as amended and restated.

10.4††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944

10.5††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944

10.6	Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944

10.7	Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944

10.8	Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944

10.9	First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

10.10	Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944

10.11†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944

10.12	Asset Purchase Agreement dated as of May 4, 2015, by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944

10.13	Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944

10.14	Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944

10.15†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944

10.16	Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944

10.17	Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944

10.18	Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944

10.19	First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944

10.20	Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944

10.21††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944

10.22	First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944

10.23	Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944

10.24	Shareholder’s Loan Agreement, dated as of December 10, 2021, between the Company and Weichai America Corp.	8-K	10.1	12/16/2021	001-35944

10.25	Second Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 25, 2022, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2022	001-35944

10.26	Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.2	03/28/2022	001-35944

10.27	First Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.3	03/28/2022	001-35944

10.28††	Employment Agreement, dated March 15, 2021, by and between Constantine Xykis And Power Solutions International, Inc.	10K/A	10.32	05/02/2022	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

10.29	Shareholder’s Loan Agreement, dated April 20, 2022, by and between the Company and Weichai America Corp.	8-K	10.1	04/21/2022	001-35944

10.30††	Interim CEO Letter Agreement, dated June 15, 2022, by and between the Company and Dino Xykis	8-K/A	10.1	06/21/2022	001-35944

10.31††	Separation Agreement and Release, dated June 26, 2022, by and between the Company and Lance Arnett	8-K	10.1	06/29/2022	001-35944

10.32	Addendum #11, dated as of July 1, 2022, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	07/25/2022	001-35944

10.33	Employment Agreement, dated August 29, 2022, by and between the Company and Kenneth Li	8-K	10.1	08/29/2022	001-35944

10.34	Employment Agreement, dated September 16, 2022, by and between the Company and Sidong Shao	8-K	10.1	09/22/2022	001-35944

10.35	First Amended and Restated Shareholder’s Loan Agreement, dated November 29, 2022, by and between the Company and Weichai America Corp.	8-K	10.1	12/02/2022	001-35944

10.36	Second Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	03/27/2023	001-35944

10.37	Employment Agreement, dated as of April 24, 2023, between the Company and Constantine Xykis	8-K	10.1	04/25/2023	001-35944

10.38	Description of Long-Term Incentive Plan	10-K	10.27	04/14/2023	001-35944

21.1	Subsidiaries of Power Solutions International, Inc.	10-K	21.1	04/14/2023	001-35944

23.1	Consent of BDO USA, LLP	10-K	23.1	04/14/2023	001-35944

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	04/14/2023	001-35944

31.2	Certificate of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	04/14/2023	001-35944

31.3*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	04/14/2023	001-35944

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	04/14/2023	001-35944

101.INS	XBRL Instance Document.	10-K	101.INS	04/14/2023	001-35944

101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	101.SCH	04/14/2023	001-35944

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	101.CAL	04/14/2023	001-35944

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	101.LAB	04/14/2023	001-35944

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	101.PRE	04/14/2023	001-35944

101.DEF	XBRL Taxonomy Definition Linkbase Document.	10-K	101.DEF	04/14/2023	001-35944

104*	Cover Page Interactive Data File Embedded within the Inline XBRL document).

*	Filed with this Report.
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May 2023.

POWER SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of May 2023.

Signature	Title

/s/ C. (Dino) Xykis C. Dino Xykis	Chief Executive Officer and Chief Technical Officer (Principal Executive Officer)

/s/ Xun Li Xun Li	Chief Financial Officer (Principal Accounting Officer)

/s/ Jiwen Zhang Jiwen Zhang	Chairman of the Board and Director

/s/ Shaojun Sun Shaojun Sun	Director

/s/ Gengsheng Zhang Gengsheng Zhang	Director

/s/ Kenneth W. Landini Kenneth W. Landini	Director

/s/ Frank P. Simpkins Frank P. Simpkins	Director

/s/ Hong He Hong He	Director

/s/ Lei Lei Lei Lei	Director