Form 10-Q
period 2023-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2023-08-14
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of August 7, 2023, there were 22,968,522 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three months ended June 30, 2023 (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); the impact of the macro-economic environment in both the U.S. and internationally on our business and expectations regarding growth of the industry; uncertainties arising from global events (including the Russia-Ukraine conflict), natural disasters or pandemics, and their impact on material prices; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risk involving potential security lapses and/or cyber-attacks; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports, the impact of supply chain interruptions and raw material shortages, including compliance disruptions such as the Uyghur Forced Labor Prevention Act (the “UFLPA” or the “Act”) delaying goods from China; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange.
The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual, quarterly and current reports on Form 8-K, proxy and information statements and other information with the SEC. The Company makes these filings available free of charge on its website (http://www.psiengines.com) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this Quarterly Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports on Form 8-K, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of June 30, 2023 (unaudited)	As of December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$27,782	$24,296
Restricted cash	3,760	3,604
Accounts receivable, net of allowances of $8,012 and $4,308 as of June 30, 2023 and December 31, 2022, respectively; (from related parties $2,000 and $2,325 as of June 30, 2023 and December 31, 2022, respectively)	78,196	89,894
Income tax receivable	555	555
Inventories, net	113,215	120,560
Prepaid expenses and other current assets	18,616	16,364
Total current assets	242,124	255,273
Property, plant and equipment, net	13,816	13,844
Right-of-use assets, net	25,005	13,282
Intangible assets, net	4,787	5,660
Goodwill	29,835	29,835
Other noncurrent assets	2,020	2,019
TOTAL ASSETS	$317,587	$319,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (to related parties $24,400 and $23,358 as of June 30, 2023 and December 31, 2022, respectively)	$71,697	$76,430
Current maturities of long-term debt	134	130
Revolving line of credit	110,000	130,000
Finance lease liability, current	85	90
Operating lease liability, current	2,753	2,894
Other short-term financing (from related parties $79,820 and $75,020 as of June 30, 2023 and December 31, 2022, respectively)	79,820	75,614
Other accrued liabilities (to related parties $6,587 and $5,232 as of June 30, 2023 and December 31, 2022, respectively)	33,369	34,109
Total current liabilities	297,858	319,267
Deferred income taxes	1,365	1,278
Long-term debt, net of current maturities (from related parties $4,800 as of December 31, 2022, respectively)	160	5,029
Finance lease liability, long-term	136	170
Operating lease liability, long-term	23,316	10,971
Noncurrent contract liabilities	2,836	3,199
Other noncurrent liabilities	12,041	10,371
TOTAL LIABILITIES	$337,712	$350,285

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 22,953 and 22,951 shares outstanding at June 30, 2023 and December 31, 2022, respectively	23	23
Additional paid-in capital	157,831	157,673
Accumulated deficit	(176,955)	(187,096)
Treasury stock, at cost, 164 and 166 shares at June 30, 2023 and December 31, 2022, respectively	(1,024)	(972)
TOTAL STOCKHOLDERS’ DEFICIT	(20,125)	(30,372)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$317,587	$319,913
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net sales (from related parties $1,000 and $75 for the three months ended June 30, 2023 and June 30, 2022, respectively, $2,100 and $513 for the six months ended June 30, 2023 and June 30, 2022, respectively)	$121,865	$120,479	$238,334	$219,426
Cost of sales (from related parties $600 and $69 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $1,500 and $410 for the six months ended June 30, 2023 and June 30, 2022, respectively)	94,911	102,158	187,911	184,388
Gross profit	26,954	18,321	50,423	35,038
Operating expenses:
Research, development and engineering expenses	4,662	4,554	9,266	9,113
Selling, general and administrative expenses	10,550	9,995	20,455	21,380
Amortization of intangible assets	437	531	873	1,072
Total operating expenses	15,649	15,080	30,594	31,565
Operating income	11,305	3,241	19,829	3,473
Interest expense	4,645	2,670	9,310	5,115
Income (Loss) before income taxes	6,660	571	10,519	(1,642)
Income tax expense (benefit)	243	(787)	378	(401)
Net income (loss)	$6,417	$1,358	$10,141	$(1,241)

Weighted-average common shares outstanding:
Basic	22,952	22,927	22,952	22,927
Diluted	22,966	22,940	22,967	22,927
Earnings (Loss) per common share:
Basic	$0.28	$0.06	$0.44	$(0.05)
Diluted	$0.28	$0.06	$0.44	$(0.05)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance at March 31, 2023	$23	$157,742	$(183,372)	$(972)	$(26,579)
Net income	—	—	6,417	—	6,417
Stock-based compensation expense	—	89	—	(52)	37
Balance at June 30, 2023	$23	$157,831	$(176,955)	$(1,024)	$(20,125)

Balance at March 31, 2022	23	157,639	(200,965)	(1,116)	(44,419)
Net income	—	—	1,358	—	1,358
Stock-based compensation expense	—	50	—	—	50
Common stock issued for stock-based awards, net	—	—	—	(2)	(2)
Balance at June 30, 2022	$23	$157,689	$(199,607)	$(1,118)	$(43,013)

(in thousands)	For the Six Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance at December 31, 2022	$23	$157,673	$(187,096)	$(972)	$(30,372)
Net income	—	—	10,141	—	10,141
Stock-based compensation expense	—	158	—	(52)	106
Balance at June 30, 2023	$23	$157,831	$(176,955)	$(1,024)	$(20,125)

Balance, December 31, 2021	$23	$157,436	$(198,366)	$(1,116)	$(42,023)
Net loss	—	—	(1,241)	—	(1,241)
Stock-based compensation expense	—	253		—	253
Common stock issued for stock-based awards, net	—	—	—	(2)	(2)
Balance at June 30, 2022	$23	$157,689	$(199,607)	$(1,118)	$(43,013)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2023	2022
Cash provided by (used in) operating activities
Net income (loss)	$10,141	$(1,241)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangible assets	873	1,072
Depreciation	1,975	2,393
Stock-based compensation expense	106	253
Amortization of financing fees	694	1,283
Deferred income taxes	87	(225)
Increase in allowance for obsolescence	1,798	—
Other adjustments, net	(6)	482
Changes in operating assets and liabilities:
Accounts receivable	11,697	(21,706)
Inventory	5,547	11,048
Prepaid expenses, right-of-use assets and other assets	510	(1,600)
Accounts payable	(5,433)	(17,406)
Accrued expenses	(1,754)	4,175
Other noncurrent liabilities	339	(8,721)
Net cash provided by (used in) operating activities	26,574	(30,193)
Cash used in investing activities
Capital expenditures	(1,254)	(508)
Net cash used in investing activities	(1,254)	(508)
Cash (used in) provided by financing activities
Repayments of short-term debt and lease liabilities	(20,100)	(165)
Proceeds from short-term financings	—	29,820
Repayment of short-term financings	(594)	—
Payments of deferred financing costs	(984)	(1,786)
Other financing activities, net	—	(2)
Net cash (used in) provided by financing activities	(21,678)	27,867
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,642	(2,834)
Cash, cash equivalents, and restricted cash at beginning of the period	27,900	9,732
Cash, cash equivalents, and restricted cash at end of the period	$31,542	$6,898

(in thousands)	As of June 30,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$27,782	$3,448
Restricted cash	3,760	3,450
Total cash, cash equivalents, and restricted cash	$31,542	$6,898
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
Going Concern Considerations
Uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness and maintain compliance with the covenants and other requirements under the Company’s debt arrangements, however the Company’s cash flows have continued to increase during the first half of 2023. As of June 30, 2023 and December 31, 2022, the Company’s total outstanding debt obligations under the Third Amended and Restated Uncommitted Revolving Credit Agreement (the “Credit Agreement”), its second Amended Shareholder's Loan Agreement, its third Amended Shareholder's Loan Agreement, its fourth Amended Shareholder's Loan Agreement and for finance leases and other debt were $190.3 million and $211.0 million in the aggregate, respectively, and its cash and cash equivalents were $27.8 million and $24.3 million, respectively. See Note 6. Debt, for further information regarding the terms and conditions of the Company’s debt agreements.

Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owing under its existing debt arrangements as they become due. In order to provide the Company with a more permanent source of liquidity, management plans to seek an extension and amendment and/or replacement of its existing debt agreements or seek additional liquidity from its current or other lenders before the maturity dates in the second half of 2023 and 2024. There can be no assurance that the Company’s management will be able to successfully complete an extension and amendment of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
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
Lastly, national inflationary pressures have continued to cause interest rates to increase. As a result, the Company’s interest expense has increased and is subject to further increases. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend and amend, or repay its outstanding indebtedness under its existing debt arrangements, maintain compliance with the covenants and other requirements under the Credit Agreement and other outstanding debt in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
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
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the quarterly period ended June 30, 2023, which contains unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022.
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
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and include all of the information and disclosures required by U.S GAAP for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2022, included in the 2022 Annual Report filed with the SEC on April 14, 2023 (the “2022 Annual Report”). The Company’s significant accounting policies are described in the aforementioned 2022 Annual Report. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP. Operating results for interim periods are not necessarily indicative of annual operating results.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	14%	18%	15%	17%
Customer B	10%	**	11%	**
The following table presents customers individually accounting for more than 10% of the Company’s accounts receivable:

	As of June 30, 2023	As of December 31, 2022
Customer A	23%	30%
Customer B	14%	**
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Supplier C	**	14%	10%	**
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
Research and Development
Research and development (“R&D”) expenses are expensed when incurred. R&D expenses consist primarily of wages, materials, testing and consulting related to the development of new engines, parts and applications. These costs were $4.7 million and $4.5 million for three months ended June 30, 2023 and 2022, respectively. These costs were $9.3 million and $9.1 million for the six months ended June 30, 2023 and 2022, respectively. From time to time, the Company enters into agreements with its customers to fund a portion of the research, development and engineering costs of a particular project. These reimbursements are accounted for as a reduction of the related research, development and engineering expenses.
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of June 30, 2023 and December 31, 2022, the Company had restricted cash of $3.8 million and $3.6 million, respectively, which includes $1.3 million restricted cash held in escrow which could be required to be refunded to a customer if conditions occur as defined in such certain agreement with such customer. The Company has not recognized revenue associated with the restricted cash. The deferred revenue is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheet.
Inventories
The Company’s inventories consist primarily of engines and parts. Engines are valued at the lower of cost plus estimated freight-in or net realizable value. Parts are valued at the lower of cost or net realizable value. Net realizable value approximates replacement cost. Cost is principally determined using the first-in, first-out method and includes material, labor and manufacturing overhead. It is the Company’s policy to review inventories on a continuing basis for obsolete, excess and slow-

moving items and to record valuation adjustments for such items in order to eliminate non-recoverable costs from inventory. Valuation adjustments are recorded in an inventory reserve account and reduce the cost basis of the inventory in the period in which the reduced valuation is determined. Inventory reserves are established based on quantities on hand, usage and sales history, customer orders, projected demand and utilization within a current or future power system. Specific analysis of individual items or groups of items is performed based on these same criteria, as well as on changes in market conditions or any other identified conditions.
Inventories consisted of the following:

(in thousands) Inventories	As of June 30, 2023	As of December 31, 2022
Raw materials	$92,363	$101,566
Work in process	1,516	3,073
Finished goods	25,038	19,825
Total inventories	118,917	124,464
Inventory allowance	(5,702)	(3,904)
Inventories, net	$113,215	$120,560
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Six Months Ended June 30,
Inventory Allowance	2023	2022
Balance at beginning of period	$3,904	$3,370
Charged to expense	2,179	163
Write-offs	(381)	(592)
Balance at end of period	$5,702	$2,941
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of June 30, 2023	As of December 31, 2022
Accrued product warranty	$12,100	$13,037
Litigation reserves *	2,202	2,102
Contract liabilities	2,399	2,256
Accrued compensation and benefits	6,186	7,299
Accrued interest expense	6,692	5,257
Other	3,790	4,158
Total	$33,369	$34,109
*As of June 30, 2023 and December 31, 2022 litigation reserves related to various ongoing legal matters including associated legal fees.
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

The Company has approximately $1.2 million accrued for a specific warranty-related matter as of June 30, 2023. During the first quarter, the Company concluded it is reasonably possible that future warranty claims for this matter may exceed current estimates that are based upon historical claims experience. The impact could be material to the financial statements.
Accrued product warranty activities are presented below:

(in thousands)	For the Six Months Ended June 30,
Accrued Product Warranty	2023	2022
Balance at beginning of period	$21,550	$32,947
Current period provision *	3,491	4,170
Changes in estimates for preexisting warranties **	5,662	115
Payments made during the period	(8,477)	(11,442)
Balance at end of period	22,226	25,790
Less: current portion	12,100	15,682
Noncurrent accrued product warranty (included with Other Noncurrent liabilities)	$10,126	$10,108
*Warranty costs for claims received, net of supplier recoveries, and other adjustments, were a cost of $8.5 million and a cost of $1.9 million for the six months ended June 30, 2023 and 2022, respectively. Supplier recoveries were $0.7 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the six months ended June 30, 2023, the Company recorded a cost for changes in estimates of preexisting warranties of $5.7 million, or $0.25 per diluted share. During the six months ended June 30, 2022, the Company recorded a cost of $0.1 million, or $0.01 per diluted share, which includes a favorable experience for preexisting warranties attributable to a contract revision executed during the quarter ended March 31, 2022.
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
Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
End Market	2023	2022	2023	2022
Power Systems	$54,452	$46,981	$99,086	$85,211
Industrial	45,590	58,449	88,465	104,252
Transportation	21,823	15,049	50,783	29,963
Total	$121,865	$120,479	$238,334	$219,426
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Geographic Area	2023	2022	2023	2022
United States	$95,746	$85,955	$188,862	$160,365
North America (outside of United States)	7,303	4,309	12,121	7,720
Pacific Rim	12,379	22,675	26,551	36,516
Europe	3,920	3,637	6,965	6,759
Other	2,517	3,903	3,835	8,066
Total	$121,865	$120,479	$238,334	$219,426

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

(in thousands)	As of June 30, 2023	As of December 31, 2022
Short-term contract assets (included in Prepaid expenses and other current assets)	$11,342	$3,620
Short-term contract liabilities (included in Other accrued liabilities)	(2,399)	(2,256)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(2,836)	(3,199)
Net contract liabilities	$6,107	$(1,835)
During the six months ended June 30, 2023 and 2022, the Company recognized $0.9 million and $0.4 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2022 and 2021, respectively.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $3.8 million of remaining performance obligations as of June 30, 2023 primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $0.6 million in the remainder of 2023, $1.0 million in 2024, $0.5 million in 2025, $0.8 million in 2026, $0.8 million in 2027 and less than $0.1 million in 2028 and beyond.
Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreements
The Company is party to four shareholder’s loan agreements with Weichai, including the $130.0 million first Amended Shareholder's Loan Agreement, the $25.0 million second Amended Shareholder's Loan Agreement, the $50.0 million third Amended Shareholder's Loan Agreement, and the $30.0 million fourth Amended Shareholder's Loan Agreement. See additional discussion of these debt agreements in Note 6. Debt.
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. For the three and six months ended June 30, 2023, the Company’s sales to Weichai and its subsidiaries were $1.0 million and $2.1 million, respectively. For the three and six months ended June 30, 2022, the Company’s sales to Weichai and its subsidiaries were $0.1 million and $0.5 million, respectively. Purchases of inventory from Weichai were $0.7 million and $3.8 million for the three and six months ended June 30, 2023, respectively. Purchases of inventory from Weichai were $2.9 million and $7.1 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had $2.0 million and $2.3 million receivables from Weichai and its subsidiaries, respectively and outstanding accounts payables to Weichai of $24.4 million and $23.4 million, respectively.

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
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Property, Plant and Equipment
Leasehold improvements	$7,189	$7,107
Machinery and equipment	46,687	45,747
Construction in progress	1,291	467
Total property, plant and equipment, at cost	55,167	53,321
Accumulated depreciation	(41,351)	(39,477)
Property, plant and equipment, net	$13,816	$13,844
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both June 30, 2023 and December 31, 2022 was $29.8 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(30,361)	$4,579
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,492)	208
Total	$37,340	$(32,553)	$4,787

(in thousands)	As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(29,527)	$5,413
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,453)	247
Total	$37,340	$(31,680)	$5,660

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of June 30, 2023		As of December 31, 2022
	Amount	Rate (1)	Amount	Rate (1)	Maturity Date
Short-term financing:
Revolving credit facility *	$110,000	8.44%	$130,000	7.04%	March 22, 2024
Amended Shareholder’s Loan Agreement (second)	25,000	9.90%	25,000	9.10%	May 20, 2024
Amended Shareholder's Loan Agreement (third)	50,000	9.60%	50,000	9.01%	November 30, 2023
Amended Shareholder's Loan Agreement (fourth)	4,820	9.30%	—		March 31, 2024
Other short-term financing	—		614		Various
Total short-term debt	$189,820		$205,614

Long-term debt:
Amended Shareholder's Loan Agreement (fourth)	$—		$4,800	9.00%	March 31, 2024
Finance leases and other debt	515	**	619	**	Various
Total long-term debt and finance leases	515		5,419
Less: Current maturities of long-term debt and finance leases	219		220
Long-term debt	$296		$5,199

*
Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $0.7 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively.

**	Finance lease obligations are a non-cash financing activity. See Note 7. Leases.
(1)	Includes the weighted average interest rate.
Credit Agreement and Shareholder’s Loan Agreements
On March 24, 2023, the Company amended and restated its $130.0 million Second Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered. The Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 22, 2024 or the demand of Standard Chartered. The Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2023. Borrowings under the Credit Agreement will incur interest at either the alternate base rate or the SOFR plus applicable rate of 3.35% per annum. In addition, the Company paid fees of $1.0 million related to the Credit Agreement which will be deferred and amortized over the term of the Credit Agreement. The Credit Agreement continues to be secured by substantially all of the Company’s assets and provides Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. The Company made a $20.0 million payment related to the Credit Agreement with no additional borrowings during the second quarter of 2023. As of June 30, 2023, the Company had $110.0 million outstanding under the Credit Agreement.
In connection with this Credit Agreement, on March 24, 2023, the Company also amended two of the four shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The first Amended Shareholder's Loan Agreement continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the $130.0 million Credit Agreement if the Company is unable to pay such borrowings. The fourth Amended Shareholder's Loan Agreement continues to provide the Company with access to up to $30.0 million of credit at the discretion of Weichai. The maturity of the first Amended Shareholder's Loan Agreement was extended to April 24, 2024 and the maturity of the fourth Amended Shareholder's Loan Agreement was extended to March 31, 2024. Borrowings under the first Amended Shareholder's Loan Agreement and the fourth Amended Shareholder's Loan Agreement will bear interest at an annual rate equal to SOFR plus 4.05% per annum. Further, if the applicable SOFR rate is negative, the interest rate per annum shall be deemed as 4.05% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%. All of the amended shareholder loan agreements with Weichai are subject to customary events of default and covenants. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the $130.0 million Credit Agreement. As of June 30, 2023, there were no borrowings under the first Amended Shareholder's Loan Agreement.
On May 12, 2023, the Company amended and extended the maturity of its second Amended Shareholder's Loan Agreement with Weichai to May 20, 2024. The second Amended Shareholder's Loan Agreement continues to provide the Company with a $25.0 million subordinated loan. Borrowings under the second Amended Shareholder's Loan Agreement will incur interest at the applicable SOFR rate, plus 4.05% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.05% per annum. If the interest rate for any loan under the second Amended Shareholder's Loan Agreement is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%.
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
As of June 30, 2023, the Company’s total outstanding debt obligations under the Credit Agreement, its second Amended Shareholder's Loan Agreement, its third Amended Shareholder's Loan Agreement, its fourth Amended Shareholder's Loan Agreement and for finance leases and other debt were $190.3 million in the aggregate, and its cash and cash equivalents were $27.8 million. The Company's total accrued interest for the Credit Agreement and all shareholder loans was $6.7 million and $5.3 million as of June 30, 2023 and December 31, 2022, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheet.
See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.

Note 7.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between July 2023 and July 2034. The following table summarizes the lease expense by category in the Consolidated Statement of Operations:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$2,069	$1,524	$3,971	$3,135
Research, development and engineering expenses	63	65	126	141
Selling, general and administrative expenses	18	18	37	37
Interest expense	23	22	41	51
Total	$2,173	$1,629	$4,175	$3,364
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,448	$1,160	$2,807	$2,339
Finance lease cost
Amortization of right-of-use (“ROU”) asset	20	40	41	88
Interest expense	4	5	8	12
Short-term lease cost	258	29	401	65
Variable lease cost	442	340	918	720
Sublease income	(264)	(271)	(530)	(536)
Total lease cost	$1,908	$1,303	$3,645	$2,688
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$2,426	$2,424
Operating cash flows paid for interest portion of finance leases	8	12
Financing cash flows paid for principal portion of finance leases	44	93
Right-of-use assets obtained in exchange for lease obligations
Operating leases	13,986	—
As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease term was 6.6 years and 5.8 years for operating leases and 2.6 years and 3.0 years for finance leases, respectively. As of June 30, 2023 and December 31, 2022, the weighted-average discount rate was 7.5% and 7.1% for operating leases, and 6.5% and 6.6% for finance leases, respectively.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	June 30, 2023	December 31, 2022
Operating lease ROU assets, net [1]	$25,005	$13,282

Operating lease liabilities, current	2,753	2,894
Operating lease liabilities, non-current	23,316	10,971
Total operating lease liabilities	$26,069	$13,865

Finance lease ROU assets, net [1]	$184	$225

Finance lease liabilities, current	85	90
Finance lease liabilities, non-current	136	170
Total finance lease liabilities	$221	$260
1.Included in Other noncurrent assets for operating leases and Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.
The following table presents maturity analysis of lease liabilities as of June 30, 2023:

(in thousands)	Operating Leases	Finance Leases
Nine months ending December 31, 2023	$2,183	$57
Year ending December 31, 2024	5,214	84
Year ending December 31, 2025	5,376	81
Year ending December 31, 2026	5,126	17
Year ending December 31, 2027	5,209	—
Year ending December 31, 2028	4,205	—
Thereafter	6,059	—
Total undiscounted lease payments	33,372	239
Less: imputed interest	7,303	18
Total lease liabilities	$26,069	$221
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
Debt
The Company measured its revolving credit facility and other short-term financing at original carrying value. Unamortized financing costs and deferred fees of $0.7 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively, on the revolving credit facility are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. The fair value of the revolving credit facility and other short-term financing approximated carrying value, as it consisted primarily of short-term variable rate loans.

(in thousands)	As of June 30, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$110,000	$—	$110,000	$—
Other financing	79,820	—	79,820	—

(in thousands)	As of December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Other financing	75,614	—	75,614	—
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
Securities and Exchange Commission and United States Attorney’s Office (“USAO”) for the Northern District of Illinois Investigations
In September 2020, the Company entered into agreements with the SEC and the USAO to resolve the investigations into the Company’s past revenue recognition practices. Under the settled administrative order with the SEC, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses identified in its 2017 Form 10-K filed in May 2019 by April 30, 2021 unless an extension was provided by the SEC. On April 12, 2021, the SEC granted the Company’s request for an extension of time until March 31, 2022 in which to comply with the requirements of the administrative order to remediate the remaining outstanding material weaknesses. In April 2022, the SEC granted a further extension of time until March 31, 2023 to fully comply with the administrative order. In May 2023, the Company submitted documentation to the SEC for its review to assess the Company’s compliance with the administrative order. In July 2023, the Company was notified by the SEC that no additional information with respect to the administrative order is required.
Jerome Treadwell v. the Company
In October 2018, a punitive class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. On May 22, 2023, the Company filed the answer to the amended complaint. The case is in discovery proceedings. As of both June 30, 2023 and December 31, 2022, the Company had recorded an estimated liability of $2.0 million, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Operations for the year-ended December 31, 2020. The Company fully paid the settlement as of December 31, 2022 and had no recognized liability as of June 30, 2023.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. As of both June 30, 2023 and December 31, 2022, the Company has approximately $8.8 million accrued for the reimbursement to Travelers recorded within Accounts payable on the Consolidated Balance Sheet.
Jeffrey Ehlers and Rick Lulloff Litigation
In September 2021, Jeffrey Ehlers (“Ehlers”) and Rick Lulloff (“Lulloff”), former employees of the Company, made demand against the Company for approximately $2.4 million and $1.2 million, respectively, for alleged wages due and owing under each employee’s employment contract related to “Incentive Bonuses” for revenues generated in the Company’s transportation end market. In November 2021, Ehlers and Lulloff separately filed complaints against the Company in the Circuit Court of Cook County, Illinois, alleging breach of contract and violations of the Illinois Wage and Payment Collection Act incorporating their claims in the above referenced demand letter. The Company filed a notice of removal from the Circuit Court of Cook County, Illinois and has also moved to consolidate the cases which has been granted by the Court. In December 2022, the Company reached a settlement with both Ehlers and Lulloff, for $0.8 million and $0.5 million, respectively. As of June 30, 2023, the Company has recorded the aforementioned settlement liabilities within Other accrued liabilities on the Consolidated Balance Sheet and is paying the settlement amounts in installments. As of June 30, 2023 the Company paid Ehlers and Lulloff, $0.4 million and $0.2 million, respectively.
Indemnification Agreements
In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy, which has been renewed annually and expires in July 2024. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments and Contingencies
At June 30, 2023, the Company had five outstanding letters of credit totaling $2.1 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.8 million as of June 30, 2023 related to these letters of credit and cash held in escrow due to a customer agreement.
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
The effective tax rate for the three and six months ended June 30, 2023 was 3.6% and 3.6%, respectively, compared to an effective tax rate for the three and six months ended June 30, 2022 of (137.8)% and 24.4%, respectively. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For the three and six months ended June 30, 2023, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance. For the three and six months ended June 30, 2022, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance and the ability to carry back 2013 research and experimentation credits to 2012.
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
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance at December 31, 2022	23,117	166	22,951
Net shares issued for Stock awards	—	(2)	2
Balance as of June 30, 2023	23,117	164	22,953

Note 12. Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted-average common shares outstanding during the year. Diluted earnings (loss) per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings (loss) per share for the three and six months ended June 30, 2023 and 2022.
The Company issued Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2022 Annual Report for additional information on the SARs and the RSAs.
The computations of basic and diluted earnings (loss) per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$6,417	$1,358	$10,141	$(1,241)

Denominator:
Shares used in computing net income (loss) per share:
Weighted-average common shares outstanding – basic	22,952	22,927	22,952	22,927
Effect of dilutive securities	14	13	15	—
Weighted-average common shares outstanding — diluted	22,966	22,940	22,967	22,927

Earnings (Loss) per common share:
Earnings (Loss) per share of common stock – basic	$0.28	$0.06	$0.44	$(0.05)
Earnings (Loss) per share of common stock – diluted	$0.28	$0.06	$0.44	$(0.05)
The aggregate number of shares excluded from the diluted earnings (loss) per share calculations, because they would have been anti-dilutive, was 0.1 million for both the three months ended June 30, 2023 and 2022, respectively, and 0.1 million and 0.2 million for the six months ended June 30, 2023 and 2022, respectively. For the three and six months ended June 30, 2023 and 2022, SARs and RSAs were not included in the diluted earnings (loss) per share calculations as they would have been anti-dilutive (1) due to the losses reported in the Consolidated Statements of Operations or (2) the Company’s average stock price was less than the exercise price of the SARs or the grant price of the RSAs.

Note 13.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the Weichai Shareholder’s Loan Agreements and Collaboration Agreement.
Other Related Party Transactions
See Note 9. Commitments and Contingencies for information regarding the Company’s indemnification obligations related to certain former directors and officers of the Company.

Note 14. Subsequent Events
In August 2023, the Company executed a new real estate lease agreement for a manufacturing facility in Beloit, WI, with an initial term of 88 months. The lease includes one, five-year renewal option which the Company is not reasonably certain it will exercise.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and six months ended June 30, 2023 and 2022, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
For the three months ended June 30, 2023, the Company’s net sales increased $1.4 million, or 1%, from the three months ended June 30, 2022 to $121.9 million, as a result of sales increases of $7.5 million and $6.8 million within the power systems and transportation end markets, respectively, partly offset by a decrease of $12.9 million in the industrial end market. Gross margin for the three months ended June 30, 2023 was 22.1%, an increase of 6.9% compared to 15.2% in the comparable 2022 period. Gross profit increased by $8.6 million, or 47%, for the three months ended June 30, 2023, while operating expenses increased by $0.6 million, or 4% compared to the same period in 2022. Interest expense increased by $2.0 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The Company recorded an income tax expense of $0.2 million during the three months ended June 30, 2023 compared to an income tax benefit of $0.8 million in the prior year period. Collectively, these factors contributed to a $5.1 million improvement in net income, which totaled $6.4 million for the three months ended June 30, 2023 compared to net income of $1.4 million in the same period in 2022. Diluted earnings per share was $0.28 for the three months ended June 30, 2023 compared to diluted earnings per share of $0.06 in the comparable 2022 period. Adjusted net income, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $6.4 million for the three months ended June 30, 2023, compared to Adjusted net income of $2.4 million in 2022. Adjusted earnings per share was $0.28 in the three months ended June 30, 2023 compared to Adjusted earnings per share of $0.10 in 2022. Adjusted earnings before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was positive at $12.6 million in the three months ended June 30, 2023 compared to a positive Adjusted EBITDA of $6.0 million in 2022. Adjusted net income (loss), Adjusted earnings (loss) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
For the six months ended June 30, 2023, the Company’s net sales increased $18.9 million, or 9%, compared to the six months ended June 30, 2022, as a result of higher sales of $13.9 million and $20.8 million in the power systems and transportation end markets, respectively, partly offset by a decrease of $15.8 million in the industrial end market. Gross margin was 21.2% and 16.0% during the six months ended June 30, 2023 and 2022, respectively. Gross profit increased during the six months ended June 30, 2023 by $15.4 million, or 44%, compared to the six months ended June 30, 2022, while operating expenses decreased by $1.0 million, or 3%, as compared to the same period in 2022. Interest expense increased by $4.2 million for the six months ended June 30, 2023 compared the same period in 2022. Also, the Company recorded an income tax expense of $0.4 million for the six months ended June 30, 2023 compared to a benefit of $0.4 million for the same period last year. Collectively, these factors contributed to a $11.4 million increase in the net income, which totaled income of $10.1 million in the 2023 period compared to a net loss of $1.2 million in the same period of 2022. Diluted earnings per share was $0.44 in the 2023 period compared to diluted loss per share of $0.05 in the comparable 2022 period. Adjusted net income, which excludes certain items described below that the Company believes are not indicative of its ongoing operating performance, was $10.2 million in the 2023 period compared to Adjusted net income of $1.5 million in 2022. Adjusted earnings per share was $0.44 in 2023 compared to Adjusted earnings per share of $0.07 in 2022. Adjusted EBITDA was positive at $22.7 million in 2023 compared to a positive Adjusted EBITDA of $9.7 million in 2022. Adjusted net income (loss), Adjusted earnings (loss) per share and Adjusted EBITDA are non-GAAP financial measures. For a reconciliation of each of these measures to the nearest applicable GAAP financial measure, as well as additional information about these non-GAAP measures, see the section entitled Non-GAAP Financial Measures in this Item 2.
Net sales by geographic area and by end market for the three and six months ended June 30, 2023 and 2022 are presented below:

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Geographic Area		% of Total		% of Total		% of Total		% of Total
United States	$95,746	79%	$85,955	71%	$188,862	79%	$160,365	73%
North America (outside of United States)	7,303	6%	4,309	4%	12,121	5%	7,720	3%
Pacific Rim	12,379	10%	22,675	19%	26,551	11%	36,516	17%
Europe	3,920	3%	3,637	3%	6,965	3%	6,759	3%
Others	2,517	2%	3,903	3%	3,835	2%	8,066	4%
Total	$121,865	100%	$120,479	100%	$238,334	100%	$219,426	100%

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
End Market		% of Total		% of Total		% of Total		% of Total
Power Systems	$54,452	45%	$46,981	39%	$99,086	42%	$85,211	38%
Industrial	45,590	37%	58,449	49%	88,465	37%	104,252	48%
Transportation	21,823	18%	15,049	12%	50,783	21%	29,963	14%
Totals	$121,865	100%	$120,479	100%	$238,334	100%	$219,426	100%

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
By the end of 2022, the global economy mostly recovered after the global pandemic, COVID-19. The recovery led to challenging market conditions across certain areas of the Company’s business. Average crude oil prices reached the highest average price in five years during 2022 but has since decreased through the first half of 2023. Rig counts in the U.S. oil markets also increased through 2022 and has closed in on pre-pandemic levels through the first half of 2023. Despite higher rig counts and crude oil prices, the Company believes that capital spending within the areas of the oil and gas market that it participates in, remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during the first half of 2023, as compared to the prior year, sales remain below pre-pandemic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. The Company has seen the logistical challenges experienced during the prior years of port congestion and shipping delays ease and return to a pre-pandemic state and, excluding any unforeseen events, expects this to continue throughout the year. However, the Company continues to experience inflationary cost pressures for certain raw materials and other goods which the Company continues to mitigate the impact of these through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for products and is mitigating these impacts through price increases and other measures, such as seeking certain tariff exclusions, where possible. The Company has also experienced delays in the imports of raw materials directly related to the UFLPA as the UFLPA continues to be updated and expanded from its initial passage in 2022. This could result in the delay of importing raw materials needed to fulfil future orders while the Company works to comply with requests in regards to the UFLPA. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders.

Results of Operations
Condensed consolidated results of operations for the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022:

(in thousands, except per share amounts)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Net sales (from related parties $1,000 and $75 for the three months ended June 30, 2023 and June 30, 2022, respectively, $2,100 and $513 for the six months ended June 30, 2023 and June 30, 2022, respectively)	$121,865	$120,479	$1,386	1%	$238,334	$219,426	$18,908	9%
Cost of sales (from related parties $600 and $69 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $1,500 and $410 for the six months ended June 30, 2023 and June 30, 2022, respectively)	94,911	102,158	(7,247)	(7)%	187,911	184,388	3,523	2%
Gross profit	26,954	18,321	8,633	47%	50,423	35,038	15,385	44%
Gross margin %	22.1%	15.2%	6.9%		21.2%	16.0%	5.2%
Operating expenses:
Research, development and engineering expenses	4,662	4,554	108	2%	9,266	9,113	153	2%
Research, development and engineering expenses as a % of sales	3.8%	3.8%	—%		3.9%	4.2%	(0.3)%
Selling, general and administrative expenses	10,550	9,995	555	6%	20,455	21,380	(925)	(4)%
Selling, general and administrative expenses as a % of sales	8.7%	8.3%	0.4%		8.6%	9.7%	(1.1)%
Amortization of intangible assets	437	531	(94)	(18)%	873	1,072	(199)	(19)%
Total operating expenses	15,649	15,080	569	4%	30,594	31,565	(971)	(3)%
Operating income	11,305	3,241	8,064	NM	19,829	3,473	16,356	NM
Interest expense	4,645	2,670	1,975	74%	9,310	5,115	4,195	82%
Income (Loss) before income taxes	6,660	571	6,089	NM	10,519	(1,642)	12,161	NM
Income tax expense (benefit)	243	(787)	1,030	(131)%	378	(401)	779	(194)%
Net income (loss)	$6,417	$1,358	$5,059	NM	$10,141	$(1,241)	$11,382	NM
Earnings (Loss) per common share:
Basic	$0.28	$0.06	$0.22	NM	$0.44	$(0.05)	$0.49	NM
Diluted	$0.28	$0.06	$0.22	NM	$0.44	$(0.05)	$0.49	NM

Non-GAAP Financial Measures:
Adjusted net income (loss) *	$6,357	$2,353	$4,004	170%	$10,168	$1,474	$8,694	NM
Adjusted income (loss) per share *	$0.28	$0.10	$0.18	180%	$0.44	$0.07	$0.37	NM
EBITDA *	$12,707	$4,959	$7,748	NM	$22,677	$6,938	$15,739	NM
Adjusted EBITDA *	$12,647	$5,954	$6,693	112%	$22,704	$9,653	$13,051	135%
NM    Not meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales increased $1.4 million, or 1%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as a result of sales increases of $7.5 million and $6.8 million in the power systems and transportation end markets, respectively, partially offset by a $12.9 million decline in the industrial end market. Higher power systems end market sales are primarily due to increased demand for products across various applications, with the largest increases attributable to products used within the enclosure/packages market as well as oil and gas products, partially offset by demand response products. The increased sales within the transportation end market were primarily attributable to higher sales in the medium duty truck market and school bus products. Decreased industrial end market sales are primarily due to decreases in demand for products used within the material handling and arbor care markets.

Net sales increased $18.9 million, or 9%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, as a result of higher sales of $13.9 million and $15.8 million in the power systems and transportation end markets, respectively, partly offset by a decrease of $20.8 million in the industrial end market. Higher power systems end market sales are primarily due to increased demand for products across various applications, with the largest increases attributable to products used within the enclosure/packages market as well as oil and gas products, partially offset by demand response products. The increased sales within the transportation end market were primarily attributable to higher sales in the medium duty truck market and school bus products. Decreased industrial end market sales are primarily due to decreases in demand for products used within the material handling and arbor care markets.
Gross Profit
Gross profit increased during the three months ended June 30, 2023 by $8.6 million, or 47%, compared to the three months ended June 30, 2022. Gross margin was 22.1% and 15.2% during the three months ended June 30, 2023 and 2022, respectively. The increase in gross margin is primarily due to the impact of higher sales and improved mix and pricing actions, among other items, partially offset by higher warranty expenses. For the three months ended June 30, 2023, warranty costs were $3.4 million, an increase of $1.2 million compared to warranty costs of $2.2 million in the same period last year, due largely to increased charges for engines sold within the transportation market, mainly attributable to changes in estimates for preexisting warranties. A majority of the warranty activity is attributable to products sold within the transportation end market in prior years.

Gross profit increased during the six months ended June 30, 2023 by $15.4 million, or 44%, compared to the six months ended June 30, 2022. Gross margin was 21.2% and 16.0% during the six months ended June 30, 2023 and 2022, respectively. The increase in gross margin is primarily due to improved mix, pricing actions and freight cost management, partially offset by increased warranty expense. For the six months ended June 30, 2023, warranty costs were $8.5 million, an increase of $6.6 million compared to warranty costs of $1.9 million in the same period last year, due largely to increased charges for engines sold within the transportation market, mainly attributable to changes in estimates for preexisting warranties. A majority of the warranty activity is attributable to products sold within the transportation end market in prior years.
Research, Development and Engineering Expenses
Research, development and engineering expenses during the three months ended June 30, 2023 were $4.7 million, an increase of $0.1 million, or 2%, from the three months ended June 30, 2022. The change was primarily due to the timing of projects.
Research, development and engineering expenses during the six months ended June 30, 2023 were $9.3 million, an increase of $0.2 million, or 2%, from the six months ended June 30, 2022. The change was primarily due to the timing of projects.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased during the three months ended June 30, 2023 by $0.6 million, or 6%, compared to the three months ended June 30, 2022, primarily due to an increase in incentive compensation expense. These increased costs were partially offset by decreases in legal reserve costs and sales concessions.
Selling, general and administrative expenses decreased during the six months ended June 30, 2023 by $0.9 million, or 4%, compared to the six months ended June 30, 2022, primarily due to lower legal and financial reporting costs during the period as well as decreases in sales concessions and temporary staffing. These decreased costs were partially offset by an increase in incentive compensation expense.

Interest Expense
Interest expense was $4.6 million for the three months ended June 30, 2023 as compared to $2.7 million for the three months ended June 30, 2022, largely due to overall effective interest rates on the Company’s debt, partially offset by lower average outstanding debt. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Interest expense was $9.3 million for the six months ended June 30, 2023 as compared to $5.1 million for the six months ended June 30, 2022, largely due to a higher overall effective interest rates on the Company’s debt, partially offset by lower average outstanding debt. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Income Tax Expense
The Company recorded income tax expense of $0.2 million for the three months ended June 30, 2023, as compared to income tax benefit of $0.8 million for the three months ended June 30, 2022. The Company’s pretax income was $6.7 million for the three months ended June 30, 2023, compared to a pretax income of $0.6 million for the three months ended June 30, 2022. Income tax expense for the three months ended June 30, 2023 is related primarily to adjustments to taxes payable and the deferred tax liability related to indefinite lived assets. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax expense and tax benefit associated with the pre-tax income and pre-tax loss for both the three months ended June 30, 2023 and 2022.

The Company recorded an income tax expense of $0.4 million for the six months ended June 30, 2023, as compared to an income tax benefit of $0.4 million for the six months ended June 30, 2022. The Company’s pretax income was $10.5 million for the six months ended June 30, 2023, compared to pretax loss of $1.6 million for the six months ended June 30, 2022. Income tax expense for the six months ended June 30, 2023 is related primarily to the impact of amended state returns, adjustments to taxes payable, and deferred tax liability related to indefinite lived assets. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax expense and tax benefit associated with the pre-tax income and pre-tax loss for both the six months ended June 30, 2023 and 2022.
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
The following table presents a reconciliation from Net income (loss) to Adjusted net income (loss) for the three and six months ended June 30, 2023 and 2022:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$6,417	$1,358	$10,141	$(1,241)
Stock-based compensation [1]	37	50	106	253
Severance [2]	—	452	—	464
Internal control remediation [3]	—	26	—	497
Government investigations and other legal matters [4]	3	467	21	1,501
Insurance proceeds [5]	(100)	—	(100)	—
Adjusted net income (loss)	$6,357	$2,353	$10,168	$1,474

The following table presents a reconciliation from Income (Loss) per common share – diluted to Adjusted income (loss) per share – diluted for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Earnings (Loss) per common share – diluted	$0.28	$0.06	$0.44	$(0.05)
Stock-based compensation [1]	—	—	—	0.01
Severance [2]	—	0.02	—	0.02
Internal control remediation [3]	—	—	—	0.02
Government investigations and other legal matters [4]	—	0.02	—	0.07
Adjusted earnings (loss) per share	$0.28	$0.10	$0.44	$0.07

Diluted shares (in thousands)	22,966	22,940	22,967	22,927
The following table presents a reconciliation from Net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$6,417	$1,358	$10,141	$(1,241)
Interest expense	4,645	2,670	9,310	5,115
Income tax expense (benefit)	243	(787)	378	(401)
Depreciation	965	1,187	1,975	2,393
Amortization of intangible assets	437	531	873	1,072
EBITDA	12,707	4,959	22,677	6,938
Stock-based compensation [1]	37	50	106	253
Severance [2]	—	452	—	464
Internal control remediation [3]	—	26	—	497
Government investigations and other legal matters [4]	3	467	21	1,501
Insurance proceeds [5]	(100)	—	(100)	—
Adjusted EBITDA	$12,647	$5,954	$22,704	$9,653
1.Amounts reflect non-cash stock-based compensation expense.
2.Amounts represent severance and other post-employment costs for certain former employees of the Company.
3.Amounts represent professional services fees related to the Company’s efforts to remediate internal control material weaknesses including certain costs to upgrade IT systems.
4.Amounts include professional services fees and reserves related to legal matters.
5.Amounts include insurance recoveries related to a prior year incident and have no impact on the Adjusted earnings (loss) per share for the three and six months ended June 30, 2023 and 2022 .

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Six Months Ended June 30,
	2023	2022	Change	% Change
Net cash provided by (used in) operating activities	$26,574	$(30,193)	$56,767	188%
Net cash used in investing activities	(1,254)	(508)	(746)	(147)%
Net cash (used in) provided by financing activities	(21,678)	27,867	(49,545)	(178)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,642	$(2,834)	$6,476	*NM
Capital expenditures	$(1,254)	$(508)	$(746)	(147)%
*NMNot meaningful
Cash Flows for the Six Months Ended June 30, 2023
Cash Flow from Operating Activities
Net cash provided by operating activities was $26.6 million in the six months ended June 30, 2023 compared to net cash used in operating activities of $30.2 million in the six months ended June 30, 2022, resulting in an increase of $56.8 million in cash provided by operating activities year-over-year. The increase in cash provided by operating activities primarily resulted from the $11.4 million increase in earnings and increased collection on customer accounts receivable, and the Company had less cash paid against accounts payable compared to the prior year due to a catch up on payables in the first half of 2022, contributing to a $45.1 million increase of cash provided by working capital accounts. Offsetting cash outflows increased related primarily to inventory purchases.
Cash Flow from Investing Activities
Net cash used in investing activities was $1.3 million for the six months ended June 30, 2023 compared to cash used in investing activities of $0.5 million for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, cash used in investing activities primarily related to capital expenditures associated with normal maintenance of the Company’s facilities.
Cash Flow from Financing Activities
The Company used $21.7 million in cash from financing activities in the six months ended June 30, 2023 compared to $27.9 million cash generated by financing activities in the six months ended June 30, 2022. The cash used by financing activities for the six months ended June 30, 2023 was a result of the refinancing and repayment of existing debt and shareholder loan agreements during the quarter. Whereas, cash provided in 2022 was primarily attributable to cash received under the shareholder’s loan agreements with Weichai. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements, which further describe the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities, shareholder’s loan agreements, and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.

As of June 30, 2023, the Company’s total outstanding debt obligations under the Credit Agreement, the second Amended Shareholder's Loan Agreement, the third Amended Shareholder's Loan Agreement, the fourth Amended Shareholder's Loan Agreement and for finance leases and other debt were $190.3 million in the aggregate, and its cash and cash equivalents were $27.8 million. See Item 1. Financial Statements, Note 6. Debt, for additional information.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Credit Agreement or shareholder’s loan agreements in the future. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the outstanding indebtedness under the Company’s existing debt arrangements as they become due. Management currently plans to seek an extension and/or replacement of its existing debt arrangements or seek additional liquidity from its current or other lenders before the maturity dates in the second half of 2023 and 2024. There can be no assurance that the Company will be able to successfully complete a refinancing on acceptable terms or repay this outstanding indebtedness when required or if at all.

By the end of 2022, the global economy mostly recovered after the global pandemic, COVID-19. The recovery led to challenging market conditions across certain areas of the Company’s business. Average crude oil prices reached the highest average price in five years during 2022 but has since decreased through the first half of 2023. Rig counts in the U.S. oil markets also increased through 2022 and has closed in on pre-pandemic levels through the first half of 2023. Despite higher rig counts and crude oil prices, the Company believes that capital spending within the areas of the oil and gas market that it participates in, remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during the first half of 2023, as compared to the prior year, sales remain below pre-pandemic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. The Company has seen the logistical challenges experienced during the prior years of port congestion and shipping delays ease and return to a pre-pandemic state and, excluding any unforeseen events, expects this to continue throughout the year. However, the Company continues to experience inflationary cost pressures for certain raw materials and other goods which the Company continues to mitigate the impact of these through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for products and is mitigating these impacts through price increases and other measures, such as seeking certain tariff exclusions, where possible. The Company has also experienced delays in the imports of raw materials directly related to the UFLPA as the UFLPA continues to be updated and expanded from its initial passage in 2022. This could result in the delay of importing raw materials needed to fulfil future orders while the Company works to comply with requests in regard to the UFLPA. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders.
Lastly, national inflationary pressures have continued to cause interest rates to increase. As a result, the Company’s interest expense has increased and is subject to further increases. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
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
At June 30, 2023, the Company had five outstanding letters of credit totaling $2.1 million. See Item 1. Financial Statements, Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2022 Annual Report on Form 10-K (the “2022 Annual Report”). During the six months ended June 30, 2023, there were no significant changes in the application of critical accounting policies.

The Company has identified the following accounting policies as its most critical because they require the Company to make difficult, subjective, and complex judgments and estimates:
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Second Amended and Restated Shareholder’s Loan Agreement, dated as of May 12, 2023, between the Company and Weichai America Corp.	8-K	10.1	05/12/2023	001-35944
10.2	†	Addendum # 12, dated as of June 8, 2023 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	06/08/2023	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†    Confidential treatment has been requested with respect to certain portions of this exhibit.
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2023.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)