Form 10-K
period 2023-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2024-03-14
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of 5,572,344 shares of Common Stock held by non-affiliates of the registrant as of December 31, 2023 was $15.6 million based on the last reported sale price on the over-the-counter (“OTC”) market on June 30, 2023 (although the total market capitalization of the registrant as of such date was approximately $64.1 million). Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 7, 2024, there were 22,968,971 outstanding shares of the Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement (the “2024 proxy statement”), to be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days after the fiscal year ended December 31, 2023.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (“2023 Annual Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation: the factors discussed in this report set forth in Item 1A. Risk Factors; the impact of the macro-economic environment in both the U.S. and internationally on our business and expectations regarding growth of the industry; uncertainties arising from global events (including the Russia-Ukraine and Israel-Hamas conflicts), natural disasters or pandemics, and their impact on material prices; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risk involving potential security lapses and/or cyber-attacks; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports; the impact of supply chain interruptions and raw material shortages, including compliance disruptions such as the Uyghur Forced Labor Prevention Act (the “UFLPA”) delaying goods from China; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; the potential effects of damage to our reputation or other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights or other laws; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange; the impact of unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities. The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual, quarterly and current reports on Form 8-K, proxy and information statements and other information with the SEC. The Company makes these filings available free of charge on its website (http://www.psiengines.com) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this 2023 Annual Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports on Form 8-K, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

PART I
Unless the context indicates otherwise, references in this 2023 Annual Report to “Power Solutions,” “PSI,” “the Company,” “Corporate,” “it,” “its” and “itself” mean Power Solutions International, Inc. and its wholly-owned subsidiaries. References herein to “2023,” “fiscal 2023” or “fiscal year 2023” refer to the fiscal year ended December 31, 2023. References herein to “2022,” “fiscal 2022” or “fiscal year 2022” refer to the fiscal year ended December 31, 2022.
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

The Company’s end markets, product categories and equipment are as highlighted in the following table:

End Market	Product Categories	Equipment/Products (End Use)
Power Systems	Electric Power Generation (“Gensets”) Large Custom Genset Enclosures	Mobile and Stationary Gensets for: Emergency Standby Rental Prime Power Demand Response Microgrid Oil & Gas Data Center Renewable Energy Resiliency (Wind, Solar, Storage) Combined Heat and Power (“CHP”)
Industrial	Material Handling Agricultural/Arbor Care Irrigation/Pumps Construction Compressors New Energy Other Industrial	Forklifts
Wood Chippers
Stump Grinders
Sweepers/Industrial Scrubbers
Aerial Lift Platforms/Scissor Lifts
Irrigation Pumps
Oil and Gas Compression
Oil Lifts
Off Road Utility Vehicles
Ground Support Equipment
Ice Resurfacing Equipment
Pump Jacks
Battery Packs
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
The Company’s engines and power systems include both emission-certified compression and spark-ignited internal combustion engines which are enabled by advanced controls to run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the power systems, industrial and transportation end markets. Natural gas, gasoline, propane, and biofuel engines range from 0.99 liters (“L”) to 53L , while Diesel options range from 20L to 88L. The Company also designs and fabricates power system enclosures and sources electrification components that are engineered and integrated into desired configurations deemed “New Energy” within the industrial end market.
Strategic Initiatives/Growth Strategies
The Company continues to execute a comprehensive set of business objectives aimed at improving profitability, streamlining processes, strengthening the business and focusing on achieving growth in higher-return product lines. Key elements of these objectives and other initiatives are highlighted below.
Sustained profitability
The Company continues to execute on its plan to enhance profitability through the review of its customer and product portfolio. To date, this has resulted in strategic price increases in certain areas of the business, along with product redesign and the re-sourcing of certain components, to support improved margins. This program is a multi-year effort and will entail a strategic assessment of certain areas in which profitability does not meet established thresholds. The Company also continues to transform its manufacturing operations through the ongoing adoption of lean, agile and flexible lines, which provides opportunities for improved efficiency, margins and profitability, particularly as volume and sales increase. The Company has also been investing heavily in the expansion of its heavy-duty engine product line, particularly through its collaboration with Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, 000338.SZ) (herein collectively referred to as “Weichai”). This product line has historically provided better margins.
Warranty expense mitigation efforts
The Company continues to limit its warranty expense through various mitigation efforts. As part of this, the Company is developing reimbursement and commercial remedies from key suppliers for components supplied by third parties, where applicable, at the same time ensuring any contractual obligations with customers include more favorable warranty terms for the Company wherever possible. Also, the Company continues to evaluate and improve its engineering validation and reliability programs for products and applications as well as make investments in technology to further enhance its tools and processes.
Streamlining of business processes and footprint rationalization
The Company has an ongoing program to review and identify cost reduction opportunities throughout the organization while simultaneously planning for strategic growth. As part of this program, the Company has adopted tighter controls over spending and centralized certain business processes. During 2023, the Company consolidated two of its leased facilities in the Chicago area to increase efficiencies and reduce overhead costs for engine manufacturing lines.
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
Grow the business in the highest return on investment areas
The Company has been a major participant in the power systems market for many years as a supplier to several of the world’s leading power generation companies and through its large custom genset enclosure business. Continuing to build on its broad product offering the Company received EPA certification for its 32L and 40L heavy-duty engines in 2018 and for its 53L heavy-duty engines in 2019. These heavy-duty engines provide a natural-gas-fueled power range from 500 kilowatt-electric (“kWe”) to 1.25 megawatt (“MW”), allowing it to serve a greater portion of the demand response, microgrid, combined heat and power, and oil and gas markets. Additionally, in 2019, the Company received EPA emergency standby certification for its 20L, 40L and 53L diesel engines, which provide a power range of 550 kWe to 1.65 MW. These diesel engines are largely designed for power systems market applications including emergency power, wastewater treatment, and oil and gas exploration and production. Also, the engines can handle mission critical customer operations in the health care, data center, hospitality and transportation industries. In addition to dedicating significant R&D resources within the power systems end market, the Company has also strategically invested in expanding its management, sales and operations staff to support these efforts. The Company’s heavy-duty engines have historically provided better margins.
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

New product expansion by leveraging deep industry experience
Throughout the Company’s history, it has evolved from a provider of diesel power systems to becoming a major supplier of power systems fueled by alternatives to diesel, including gasoline, propane, and natural gas, among others. By leveraging the deep industry experience of its engineering and new-product development teams, the Company is continuing to take steps to broaden the range of its power system product offerings, including engine classes, power ratings and the OEM and direct user market categories into which it supplies products. The Company plans to capitalize on its technologically sophisticated, in-house design, prototyping, testing and application engineering capabilities to further refine its superior power system technology. In 2023, due to increasing demand for new energy and latest market trends, the Company began to offer battery packs for its industrial market.
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
Expand global business
Through the expansion of its product lineup and the entry into new markets, the Company has a history of growing its product offerings internationally beyond North America. The Company sees long-term opportunity in continuing to grow its business worldwide with further R&D investment including new-product development and offerings. In January 2022, PSI and Société Internationale des Moteurs Baudouin (“Baudouin”), a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets, which resulted in $0.7 million of sales during the year ended December 31, 2023. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. The Company believes that this agreement will continue to offer enhanced global growth opportunities, particularly in Europe.
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

The Company’s largest customer, represented 14% of consolidated net sales in 2023. The largest customer changes from time to time as a result of various factors, including prevailing market conditions, customers’ strategies and inventory of the Company’s power systems.
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
•performance and quality;
•speed to market; and
•customer support and service.
Manufacturing
The Company manufactures and assembles its products at facilities in suburban Chicago, Illinois, as well as in Darien and Beloit, Wisconsin, and customizes its power systems to meet specific requirements of OEM applications and the needs of its OEM customers. The Company has invested in precision computer numerical control (“CNC”) machining equipment to finish its internally designed engine blocks and cylinder heads, which are cast by various suppliers. The manufacturing lines in the Company’s production facilities are technologically sophisticated, lean, agile and flexible, and the Company allocates production capacity on its mixed model manufacturing lines to accommodate the demand levels and product mix required by its OEM customers.
The Company focuses on safety, people, quality, on-time delivery, cost and environment in its manufacturing operations. The Company is certified to the most recent International Organization for Standardization (“ISO”) standard, ISO 9001: 2015. The ISO 9000 family of quality management standards, which must be met in order to become ISO certified, is designed to help organizations monitor and improve the quality and delivery of their products and/or services to their customers. The Company also uses tools such as Six Sigma, Lean Manufacturing, 80/20, Value Stream Mapping and other manufacturing engineering strategies to help manage its business, build quality, drive performance and continually improve culture within the manufacturing operations’ teams. The Company also uses a customer relationship management database to help collect customer feedback and to track overall quality performance at its OEM customers. Structured staff training is a constant priority and includes closed-loop quality monitoring and feedback systems.
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

Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, information technology and administrative expenses and are expensed, net of contract reimbursements, when incurred. From time to time, the Company enters into agreements with its customers to fund a portion of the research, development and engineering costs of a particular project. These reimbursements are accounted for as a reduction of the related research, development and engineering expenditure. The Company’s net research, development and engineering expenditures for 2023 and 2022 were $19.5 million and $18.9 million, respectively.
Supplier Relationships
In addition to producing its own engines, the Company has established relationships with its suppliers for certain engines that are integrated into its comprehensive power systems, the most significant of which are Doosan Infracore Co., Ltd. (“Doosan”), a subsidiary of Doosan Group, Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co., Ltd. (“SAME”) and Weichai. The Company also sources other power system components and coordinates design efforts with third-party suppliers for some of its key components. In general, the prices at which the Company purchases engines, components and other raw materials are based on market factors, including the prices offered by other suppliers operating in the same market and the prevailing market prices of raw materials.
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
The Company is party to a supply agreement with Doosan, under which it purchases and distributes specified Doosan engines within a territory consisting of the United States, Canada and Mexico. On October 1, 2019, the supply agreement with Doosan was amended and extended to December 31, 2023. Following December 31, 2023 the supply agreement automatically extends for additional one-year terms unless a notice of termination is provided by either party six months prior to the scheduled expiration. On July 1, 2022, the supply agreement was amended to remove exclusivity and the minimum product purchase commitments.
The Company was also party to a supply agreement with SAME, for the exclusive purchase and distribution of engines around the world, with the exception of China (including Hong Kong, Macao and Taiwan), within the forklift market. Near the end of 2023, the importing of SAME products was suspended as a result of the intensified enforcement and expansion of the UFLPA. The Company is actively working to re-source these products through new channels as quickly as possible to minimize the effect on future sales while maintaining the Company’s high-quality standards.
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
Employees and Human Capital
As of December 31, 2023, the Company’s workforce consisted of approximately 700 full-time employees. None of the members of the Company’s workforce are represented by a union or covered by a collective bargaining agreement.
Part of the Company’s values focus on developing and maintaining a world class workforce through personal accountability, teamwork, customer service and innovation. The Company monitors and manages attrition. It approves, through its human resources department, the replacement of key positions that it believes are critical to sustaining improved business performance and analyzes departure data to continually improve upon the experience of employees. Turnover for salaried employees in 2023 was approximately 17.0%. The Company’s talent management and succession planning process includes the identification of key positions based on current and future business strategies, the identification of potential successors, and a plan for talent development.
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
Health and safety are also a key priority, as the Company is committed to removing conditions that cause personal injury or occupational illness. Employees participate in training sessions focused on these topics and are encouraged to promote behaviors that protect others from risk of injury. The Company sets annual targets for its Total Recordable Incident Rate (“TRIR”) and Days Away, Restricted or Transferred (“DART”) and regularly reviews these metrics. For 2023, the Company achieved an overall TRIR of 5.9, meaning that for every 100 employees, 0.60 employees incurred an injury that resulted in recordable medical treatment. The DART was 5.5 in 2023, meaning that for every 100 employees, 0.60 individuals experienced an incident that resulted in days away from work or restricted work tasks.
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
For the full year ended 2023, approximately 76% of the engines sold run on either propane or natural gas. Also, the Company has taken the following steps to enhance its sustainability:
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
Impact of Government Regulation
The Company’s power systems are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing exhaust emissions, evaporative emissions, greenhouse gas (“GHG”) emissions and noise. The Company’s power systems are subject to compliance with regulatory standards imposed by the EPA, state regulatory agencies in the United States, including the CARB, and other regulatory agencies around the world, such as the MEE. Because its engines are sold into both off-road and on-road markets, the Company must ensure certification to the specific regulations within the applicable statutory segment. For products sold into the U.S. market, both EPA and CARB have imposed specific regulations on engines used in both off-road equipment and on-road vehicles. These regulations generally serve to restrict exhaust emissions, with a primary focus on oxides of nitrogen, hydrocarbons and carbon monoxide. Exhaust emission regulations for engines used in off-highway industrial and power generation equipment vary based upon the use of the equipment into which the engine is incorporated (such as stationary power generation or mobile off-highway industrial equipment) and the type of fuel used to drive the power system. Similarly, on-road regulations from the EPA and CARB focus on the same exhaust constituents as well as sophisticated requirements to meet on-board diagnostic (“OBD”) system regulations. Emissions of GHGs such as carbon dioxide, methane and nitrogen dioxide are also regulated, with more stringent requirements which started in 2021. The Company continues to make significant investments into the necessary intellectual property that supports full compliance of the Company’s engines now and into the foreseeable future.
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
Information about the Company’s Executive Officers
The following selected information for each of the Company’s current executive officers was prepared as of March 7, 2024.

Name	Age	Executive Officer Since	Present Position with the Company
C. (Dino) Xykis	64	2020	Chief Executive Officer, Chief Technical Officer
Xun (Kenneth) Li	54	2022	Chief Financial Officer
Randall D. Lehner	52	2024	General Counsel

C. (Dino) Xykis was appointed as the Chief Executive Officer on April 24, 2023, after serving as Interim CEO since June 2, 2022. Mr. Xykis was also appointed as the Company’s Chief Technical Officer on March 15, 2021. He is responsible for the oversight of the Company and its advanced product development, engineering design and analysis, on-highway engineering, applied engineering, emissions and certification, Waterford, Michigan engineering operations, program management and product strategic planning. Since joining the Company in 2010 and until his appointment as Chief Technical Officer in March 2021, Mr. Xykis served as Vice President of Engineering for the Company. He has more than 30 years of professional experience in multi-disciplined engineering areas including senior management and executive positions at various companies including Cummins Inc., a publicly traded company on the NYSE, and Generac Power Systems, a publicly traded company on the NYSE. Mr. Xykis also served as Adjunct Professor of Mechanical Engineering and Mechanics at the Milwaukee School of Engineering and previously served on the audit and compensation committees of the Board of Directors of Image Sensing Systems, a publicly traded company on NASDAQ, from 1996 to 2001. Mr. Xykis has also served on the advisory board of Civil, Environmental, and Geo-Engineering, College of Science and Engineering, University of Minnesota for the past eight years. Mr. Xykis holds a Bachelor’s degree in Structural Engineering, a Master’s degree in Vibration/Dynamics, and a PhD. in Structural/Applied Mechanics from the University of Minnesota, Minneapolis.

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
Randall D. Lehner was appointed as the General Counsel on March 4, 2024. Mr. Lehner is an accomplished Legal Counsel who has more than 20 years of legal experience in the areas of complex commercial litigation, arbitration, regulatory compliance, internal controls and strategy, among others. Most recently, from May 2020 to February 2024, Mr. Lehner served as associate general counsel for Guaranteed Rate, LLC, a leading mortgage company, where he was a member of the executive leadership management team with primary responsibility for litigation and legal risk management. Prior to this role, from 2015 through 2020, Mr. Lehner was a partner with Kelly, Drye & Warren, LLP, where his practice focused on commercial litigation, regulatory, internal investigations and government enforcement actions. Prior to Kelly, Drye & Warren, LLP, from 1997 to 2014, Mr. Lehner worked at several other prestigious law firms. Mr. Lehner holds a Juris Doctor degree from Duke University with high honors. He also holds a Bachelor of Arts degree in political science from the University of Michigan with high honors.
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

The Company has international operations with sales outside the U.S. representing a 17% of the Company’s total net sales. Further, the Company’s global supply chain is large, complex and a majority of the Company’s supplier facilities, are located outside the U.S. As a result, the Company’s operations and performance depend significantly on global and regional economic conditions.

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

Also, uncertainty about, or a decline in, global or regional economic conditions may have a significant impact on the Company’s suppliers, contract manufacturers, logistics providers, distributors, and other channel partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products; and insolvency.

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
•political and economic instability;
•terrorist activities;
•acts of war, including the events currently underway in Ukraine and Israel, which could lead to volatility in commodity availability and pricing, access to current or new markets, and general overall market volatility and weakness, among other factors;
•labor unrest;
•natural disasters; and
•public health concerns including the potential negative impacts to suppliers, customers or the Company’s business.
Any of these factors could have a material adverse effect on the Company’s business and results of operations.
Also, the Company is subject to, and may become subject to, various state, federal and international laws and regulations governing its business, environmental, labor and trade practices. These laws and regulations, particularly those applicable to the Company’s international operations, are or may be complex, extensive and subject to change. The Company needs to ensure that it and its OEM customers and suppliers timely comply with such laws and regulations, which may result in increased operating costs. Other legislation has been, and may in the future be, enacted in other locations in which the Company manufactures or sells its products. If the Company or its component suppliers fail to timely comply with applicable legislation, its customers may refuse to purchase its products, or it may face increased operating costs as a result of fines or penalties. In connection with complying with such environmental laws and regulations as well as with industry environmental initiatives, the standards of business conduct required by some of its customers and its commitment to sound corporate citizenship in all aspects of its business, the Company could incur substantial compliance and operating costs and be subject to disruptions to its operations and logistics. In addition, if the Company were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, it could be subject to governmental fines, liability to its customers and damage to its reputation and corporate brand, any of which could cause its financial condition or results of operations to suffer.
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
We may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights or other laws.
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, human rights, anti-bribery, export and import compliance, trade sanctions, data privacy, anti-trust and money laundering, due to our domestic and global operations. In particular, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced government corruption to some degree. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, suppliers, sub-suppliers or other contract parties, agents and business partners. Violations of these laws, which are complex, may conflict with laws of other jurisdictions and often are difficult to interpret and apply, could subject us to civil or criminal investigations in the United States and other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related stockholder lawsuits, could lead to increased costs of compliance and could damage our reputation, business, financial condition, operating results and cash flows.
Liquidity and Indebtedness
The Company’s management has concluded as of the filing of this 2023 Annual Report that, due to uncertainty surrounding the Company’s ability to extend or refinance its current debt agreements and uncertainty as to whether it will have sufficient liquidity to fund its business activities, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern. As of December 31, 2023, the Company had $144.8 million of total borrowings outstanding under its debt arrangements with Standard Chartered Bank (“Standard Chartered”) and Weichai. On March 24, 2023, the Company amended and restated its $130.0 million uncommitted senior secured revolving credit agreement with Standard Chartered, the Third Amended and Restated Uncommitted Revolving Credit Agreement (the "Credit Agreement")”, which extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 22, 2024 or the demand of Standard Chartered. The $130.0 million Credit Agreement is subject to customary events of default and covenants and is secured by substantially all of the Company’s assets. In addition, Standard Chartered has the right to demand payment of any and all outstanding borrowings and other amounts outstanding at any point in time at its discretion.
During 2023, the Company also amended four shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The first amended Shareholder’s Loan Agreement (the "first Amended Shareholder's Loan Agreement") continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the $130.0 million Credit Agreement if the Company is unable to pay such borrowings. The maturity of the first Amended Shareholder’s Loan Agreement was extended to April 25, 2024. The second amended Shareholder’s Loan Agreement (the “second Amended Shareholder’s Loan Agreement”) continues to provide the Company with a $25.0 million subordinated loan at the discretion of Weichai and matures on May 20, 2024. The third amended Shareholder’s Loan Agreement (the “third Amended Shareholder’s Loan Agreement”) continues to provide the Company with access to up to $50.0 million of credit at the discretion of Weichai and matures on November 30, 2024. The fourth amended Shareholder’s Loan Agreement (the “fourth Amended Shareholder’s Loan Agreement”) continues to provide the Company with access to up to $30.0 million of credit at the discretion of Weichai and matures on March 31, 2024. All of the amended shareholder loan agreements with Weichai are subject to customary events of default and covenants. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the $130.0 million Credit Agreement.
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
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend and amend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and other requirements under the Credit Agreement and other outstanding debt, in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the Credit Agreement and shareholder loan agreements, in the future, and extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements.
The Company has a significant amount of indebtedness and is highly leveraged. Its existing debt or any potential new debt could adversely affect its business and growth prospects.
As of December 31, 2023, the Company’s total debt obligations, including indebtedness under agreements with Standard Chartered and Weichai, was $145.2 million. The Company’s debt arrangements contain and may contain in the future certain requirements, including specific financial and other covenants or restrictions. The failure or the inability to meet such obligations under existing debt or any new debt could materially and adversely affect the Company’s business and financial condition. In addition, the Company’s debt obligations could make it more vulnerable to adverse economic and industry conditions and could limit its flexibility in planning for or reacting to changes in its business and the industries in which it operates. The Company’s indebtedness and the cash flow needed to satisfy its debt obligations and the covenants contained in current and potential future debt agreements could have important consequences, including the following:
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
Under its bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors and certain current and former employees. Expenses that may occur in the future and/or liabilities that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification would be funded by the Company with its existing cash resources. The Company has incurred less than $0.1 million related to its indemnification obligation in 2023 and 2022 combined. With a verdict reached in the USAO trial matter involving former officers and employees in September 2021, coupled with a settlement reached in the SEC matter involving former officers and employees in June 2022, the Company’s potential future costs for indemnity obligations related to these matters should cease. The Company has approximately $8.8 million accrued for the reimbursement to Travelers Casualty and Surety Company of America (“Travelers”) related to the matter involving former officers and employees. The Company entered into a new directors’ and officers’ liability insurance policy, which expires in July 2024.
Financial Condition, Results of Operations, and Cash Flows
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. There is no assurance that material weaknesses or significant deficiencies in internal controls will not be identified in the future or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We have had material weaknesses in our internal controls in the past and we cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes in the future. The existence of any material weakness or significant deficiencies would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.
The Company could incur restructuring and impairment charges as it evaluates its portfolio of assets and identifies opportunities to restructure its business to optimize its cost structure.
The Company continuously evaluates its portfolio of assets and its operational structure in an effort to identify opportunities to optimize its cost structure as a result of its on-going business needs and its high warranty costs. These actions could result in restructuring and related charges, including but not limited to asset impairments and employee termination costs, any of which could be significant and could adversely affect the Company’s results of operations.
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
The provisions the Company makes for warranty accruals may not be sufficient, or it may be unable to rely on a warranty provided by a third-party manufacturer or recover costs incurred associated with defective components or products provided by its suppliers. The Company may recognize additional expenses as a result of warranty claims in excess of its current expectations. Such warranty claims may necessitate a redesign, re-specification, a change in manufacturing processes and/or a recall of its power systems, which could have a material adverse impact on the Company’s financial condition and results of operations and on existing or future sales of its power systems and other products. Even in the absence of any warranty claims, a product deficiency such as a manufacturing defect or a safety issue may necessitate a product recall, which could have a material adverse impact on the Company’s financial condition and results of operations and on existing or future sales.
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
Prior to 2020, the Company’s 6.0L and 8.8L gasoline engines qualified for the small manufacturer exemption for Phase 1 GHG under Title 40 of the Code of Federal Regulation Section 1036.150(d). In order to address the impact of the transition of its emission regulation requirements in 2021, the Company licensed its technology to a third-party small manufacturer to produce and certify the 6.0L gasoline engine and utilized averaging, banking, and trading compliance provisions for the sale of its 8.8L gasoline engine. The Company ended the program to outsource and sell the certified 6.0L engines effective December 31, 2021. New EPA Phase 2 GHG regulations began January 1, 2021. The Company is meeting Phase 2 GHG standards utilizing averaging, banking, and trading compliance provisions. Future changes to the regulations and/or failure of the Company to comply with the regulations could have a material adverse effect on the Company’s results of operations.
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
The statute compliance disruptions associated with goods shipped from certain regions in China could cause supply chain interruptions and raw material shortages.
In December 23, 2021, the UFLPA became law in the United States. The UFLPA, among other matters, prohibits the import of goods from the Xinjiang Uyghur Autonomous Region of the People’s Republic of China. In July 2023, the Company began experiencing delays in the imports of raw materials directly related to the UFLPA. Near the end of 2023, the importing of certain forklift products was suspended because of the intensified enforcement and expansion of the UFLPA. The Company is actively working to re-source these products through new channels as quickly as possible to minimize the effect on future sales while maintaining the Company’s high-quality standards. Statute compliance disruptions could continue in the future and could result in further delay of importing raw materials needed to fulfil future orders while the Company works to comply with requests in regards to the UFLPA.With the ongoing enforcement and expansion of the UFLPA, the Company has increased the vetting of new and existing vendors with links to the applicable areas to mitigate the likelihood of future disruption of imports.
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
Also, a significant portion of the Company’s sales and profitability has historically been derived from sales of products that are used in the oil and gas industry, primarily in support of operating wells. Various factors, such as capital allocation strategies, oil pricing, rig counts, and governments policies, among others, could lead oil and gas producers curtail or limit capital expenditures as was experienced in both 2022 and 2023. In addition, oil and gas producers may cease or suspend production at well sites that have or are likely to become unprofitable. As a result, sales of the Company’s products could be severely impacted during periods of a prolonged depression in energy prices, rig counts and capital expenditures which could have a material adverse effect on the Company’s results of operations. The Company estimates that as much as approximately $72.1 million and $47.0 million of its 2023 and 2022 net sales, respectively, were attributable to the sale of products used within the oil and gas industry. The potential impact of future disruptions, continued economic uncertainty, and depressed crude oil prices and low rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges.
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
As of March 7, 2024, Weichai beneficially owned 51.2% of the Company’s outstanding shares of Common Stock. Additionally, Gary S. Winemaster, the Company’s founder, former Chairman of the Board of Directors (the “Board”), former Chief Executive Officer, and President and nonexecutive Chief Strategy Officer, beneficially owned approximately 14.4% of the Company’s outstanding shares of Common Stock, and Kenneth J. Winemaster, the Company’s co-founder and former Executive Vice President, beneficially owned approximately 9.6% of the Company’s outstanding shares of Common Stock. Each of these stockholders, by virtue of their significant equity ownership in the Company, may be able to significantly influence, and, in the case of Weichai, control the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of these stockholders may not coincide with the interests of other stockholders. The concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. Weichai alone owns a majority of the outstanding shares of Common Stock and, therefore, it possesses voting control over the Company sufficient to prevent any change of control from occurring.
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

Unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities could adversely affect our profitability.
We are subject to income taxes in the United States jurisdictions. Our effective tax rate and cash tax liability in the future could be adversely affected by the enactment of new tax legislation, changes in the level and mix of earnings in jurisdictions with differing statutory tax rates, and changes in the valuation of deferred tax assets and liabilities. The carrying value of deferred tax assets, which are predominantly in the United Sates, is dependent on our ability to generate future taxable income in the United States. We are also subject to ongoing tax audits globally. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain of our tax reporting positions and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits to determine the appropriateness of our gross unrecognized tax benefits. The amounts ultimately paid upon resolution of current and future tax audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
The Company continuously enhances policies and procedures, and controls to mitigate against the substantial rise in the prevalence of cybersecurity risks and challenges to protect its data.
Risk Management Strategy
The Company’s cybersecurity risk management function is lead by the Vice President of Information Technology, who evaluates processes and activities within the Company’s information technology infrastructure and automated systems. During 2023, the Company completed a detailed assessment to identify all technology and cyber tools currently in place and assessed its information technology personnel’s cybersecurity capabilities and skill sets. During 2023, the Company focused on formalizing cybersecurity procedures and defining standards for risk identification and communication activities. The Company utilizes the National Institute of Standards and Technology guidance in all cybersecurity policies and procedures. Annual training for employees is required as well as ad hoc trainings for specific topics or events as deemed appropriate throughout the year. The Company also has cyber insurance to assist the Company both financially and operationally if a cyber event were to occur. Below is the basic framework used in the Company’s risk management strategy:
•Identify - set of procedures to identify assets to be protected, including computation, data, and integrity;
•Protect - set of procedures to effectively engage and monitor adequate safeguards of critical infrastructure services;
•Detect - set of activities, tools, and procedures to timely identify anomalies through continuous monitoring;
•Respond - set of activities to effectively respond to and contain detected and confirmed cybersecurity events, and
•Recover - set of activities and procedures to ensure any assets impaired because of a cybersecurity event are restored to use within the stated recovery point/time objectives.

The Company has taken steps to gain insights into how cybersecurity risk management functions have been integrated into its overall risk management systems and process. Below are the risk management activities regularly performed:
•Cybersecurity, as described above;
•Financial control risk assessment which is a formal part of the annual internal control program;
•Management’s risk assessment associated with the budgeting and strategic planning process;
•Annual update of risk factors in the Company’s Form 10-K by key executives;
•Legal risk assessment associated with our response to the Department of Justice proceeding, and
•A broader fraud risk assessment (also performed as part of the internal control program).
The Company’s information technology and risk management function is highly centralized, with the Corporate Controller and Vice President of Information Technology involved in most of the risk related activities which provides a consistent input throughout risk management activities as well as aiding in identifying dependencies and duplications. The Company engaged a third party who conducted its phishing and penetration tests in 2023. The Company is in the process of implementing new processes, procedures, and tools as a result of the observations from these tests and expects all actions to be implemented during 2024.
The Vice President of Information Technology oversees the population of third-party service providers connected to any of the Company’s networks. The Company obtains a Report on Controls at a Service Organization Relevant to User Entities’ Internal Control over Financial Reporting, Type 2 Report (“SOC-1 Report”) that reports on the fairness of the presentation of the service provider’s description of the service organization’s system and the suitability of the design and operating effectiveness of the controls to achieve the related control objectives throughout a specified period. The SOC-1 Report is reviewed by Internal Audit. The Company limits access to information based on the nature of the services performed by third party service providers which provides a significant level of risk management before third-party access to data.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. We face ongoing risks from certain cybersecurity threats, and we cannot provide assurance that, if those risks materialize, our business strategy, results of operations or financial condition will not be materially affected in the future. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Governance
The Audit Committee of the Board (the “Audit Committee”) has been designated as the board committee with oversight responsibility of cybersecurity as delegated in the Audit Committee charter. The below summarizes the role and the frequency in which the Audit Committee oversees and monitors cybersecurity risks:
•At least annually the Vice President of Technology presents compliance activities related to cybersecurity to the Audit Committee which includes those activities related to compliance with the cybersecurity disclosure regulations;
•Any material breaches would be disclosed to the Audit Committee either in regularly scheduled meetings or in calls with the Chair of the Audit Committee if the communication is urgent;
•Periodically, the Vice President of Information Technology provides updates to the Audit Committee on internal controls surrounding information technology (including cybersecurity);
•The Chair of the Audit Committee provides regular updates during the Audit Committee meeting activities which includes cybersecurity; and
•The Vice President of Information Technology presents updates on the cybersecurity program to the Company’s Board annually.
All cybersecurity events are communicated to the Corporate Controller and Internal Audit Vice President for disclosure considerations. Material and severe occurrences are escalated to the Chief Executive Officer and Chief Financial Officer for further review, discussion and remediation.
The Vice President of Information Technology is responsible for managing overall cybersecurity and cyber risks, including infrastructure, development, and cybersecurity. The Vice President of Information Technology has extensive and progressive experience in supporting information technology risks and objectives in manufacturing companies equivalent to the Company and is a Certified Information Systems Security Professional from ISC2, a leading association for cybersecurity professionals. The Company’s Vice President of Information Technology is required to have the following qualifications:

•Asset Security;
•Security Architecture and Engineering;
•Communication and Network Security;
•Identity and Access Management;
•Security Assessment and Testing;
•Security Operations; and
•Software Development Security.
Management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity threats by the Vice President of Information Technology. The Company’s information technology landscape is not large or complex and it has a limited data footprint which allows the Vice President of Information Technology to be directly responsible and stay aware of all incidents. The Company has sufficient tools and processes in place to allow the Vice President of Information Technology to be effective as the central point person of monitoring and reporting incidents.
Item 2.    Properties.
The Company’s operations are located in 8 leased facilities in the United States, totaling approximately 1.0 million square feet of floor space. The Company’s corporate headquarters is located in Wood Dale, Illinois, a suburb of Chicago.
The Company’s primary manufacturing, assembly, engineering, research and development, sales and distribution facilities are located in suburban Chicago, Illinois, as well as in Darien and Beloit, Wisconsin.
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
As of March 7, 2024, the sale price for the Company’s Common Stock, as reported by the OTC Market, was $2.08 per share.
Holders
As of March 7, 2024, there were approximately 50 holders of record of the Company’s Common Stock.
Dividend Policy
The Company has not paid any cash dividends on its Common Stock to date. The payment of dividends is currently restricted by the Credit Agreement. The Company intends to retain its future earnings to support operations, to finance expansion and reduce debt.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During 2023 and 2022, the Company did not repurchase any equity securities.
Item 6.
Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the fiscal years ended December 31, 2023 and 2022, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to the Company that may cause its results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors” in this report. See also “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s consolidated financial statements and the related Notes included in this report.
Executive Overview
The Company designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the power systems, industrial and transportation end markets with primary manufacturing, assembly, engineering, R&D, sales and distribution facilities located in suburban Chicago, Illinois and Darien and Beloit, Wisconsin. The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, such as the EPA, the CARB and the MEE.
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

Net sales by geographic area and by end market for 2023 and 2022 are presented below:

(in thousands)	For the year ended December 31, 2023		For the Year Ended December 31, 2022
Geographic Area		% of Total		% of Total
United States	$378,886	83%	$349,488	73%
North America (outside of United States)	21,265	5%	16,437	3%
Pacific Rim	39,822	8%	80,681	17%
Europe	13,815	3%	18,452	4%
Others	5,185	1%	16,275	3%
Total	$458,973	100%	$481,333	100%

(in thousands)	For the year ended December 31, 2023		For the Year Ended December 31, 2022
End Market		% of Total		% of Total
Power Systems	$225,106	49%	$179,491	37%
Industrial	160,334	35%	224,669	47%
Transportation	73,533	16%	77,173	16%
Total	$458,973	100%	$481,333	100%

During 2023, the Company sold over 33,500 engines of which approximately 76% utilized propane or natural gas as their fuel source and 17% utilized gasoline. The remaining 7% of engines were dual fuel gasoline/propane, diesel and service/base engines. During 2022, the Company sold over 47,000 engines of which approximately 70% utilized propane or natural gas as their fuel source and 12% utilized gasoline. The remaining 18% of engines were dual fuel gasoline/propane, diesel and service/base engines.
Weichai Transactions
The Company sought to expand its range of products and its presence in the Pacific Rim through the Weichai Transactions (see Note 3. Weichai Transactions, included in Item 8. Financial Statements and Supplementary Data, for additional information).
The Company and Weichai executed the Collaboration Agreement in order to achieve their respective objectives, enhance the cooperation alliance and share experiences, expertise and resources. Among other things, the Collaboration Arrangement established a joint steering committee, permitted Weichai to second a limited number of technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement also provides for the steering committee to create various subcommittees with operating roles and otherwise governs the treatment of intellectual property of parties prior to the collaboration and the intellectual property developed during the collaboration. On March 22, 2023, the Collaboration Agreement was extended for an additional term of three years. The Company’s sales to Weichai were $1.7 million and $0.6 million during 2023 and 2022, respectively. The Company purchased $6.2 million and $13.3 million of inventory from Weichai during 2023 and 2022, respectively.
PSI also entered into a series of Shareholder Loan agreements with Weichai. See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Incremental Financial Reporting, Internal Control Remediation, and Government Investigation and Other Legal Matter Expenses
Incremental financial reporting, internal control remediation and government investigation and other legal matter expenses consist of professional services fees related to the Company’s efforts to restate prior period financial statements, prepare, audit and file delinquent financial statements, and remediate internal control material weaknesses as well as fees and reserves related to Company, SEC, and USAO investigations. Since August 2016, the Company has experienced a substantial and disruptive diversion of management resources to address various accounting, financial reporting and financial issues. During that time, the Company determined that it was necessary to restate financial results for 2014 and 2015 as well as the first quarter of 2016 and, since then, has also focused on becoming timely on all of its SEC financial reporting requirements, which was achieved with the filing of the Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, the SEC and the USAO conducted investigations into the Company’s financial reporting, revenue recognition practices and related conduct. These investigations were completed and settled in September 2020 (see Note 10. Commitments and Contingencies, included in Part II. Item 8. Financial Statements and Supplementary Data, for additional information). Incremental financial reporting, internal control remediation, and government investigation and other legal matter expenses, included in the 2023 and 2022 operating results, were $0.2 million and $3.6 million, respectively.
Recent Trends and Business Outlook
As of the date of this 2023 Annual Report, the Company prudently continues to manage its expenses, including the restriction of all non-essential travel and minimized discretionary expenses and consulting services. The Company continues to review operating expenses, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. Starting in 2021 and throughout 2023, the Company took rightsizing actions to align its staffing with current needs, while also streamlining certain roles.
By the end of 2022, the global economy had mostly recovered after the global pandemic, COVID-19. The recovery led to challenging market conditions across certain areas of the Company’s business. Average crude oil prices reached the highest average price in five years in 2022 but has since declined while remaining near atop the 5-year averages through 2023. Rig counts in the U.S. oil markets also increased through 2022 but still under pre-pandemic levels as of the end of 2023. Despite increasing rig counts and crude oil prices, the Company believes that capital spending within the areas of the oil and gas market that it participates in, remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during 2023, as compared to the prior year, sales remain below pre-pandemic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. The Company has seen logistical challenges experienced during prior years of port congestion and shipping delays ease and return to a pre-pandemic state and, excluding any unforeseen events, expects this to continue. However, the Company continues to experience inflationary cost pressures for certain raw materials and other goods which the Company continues to try to mitigate through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for products and is trying to mitigate these impacts through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.
In June 2022, the SEC matter concerning former officers and employees was settled. As a result, the Company’s potential future costs for indemnity obligations related to this matter significantly decreased in 2023. Meanwhile, the Company continues to be party to several legal contingencies. See Note 10. Commitments and Contingencies for further discussion of the Company’s indemnification obligations.
The Company expects its sales in 2024 to increase by approximately 3% compared to 2023 levels, as a result of expectations for strong growth in the power systems end market paired with flat sales in the industrial end market and a forecasted reduction in the transportation end markets. Notwithstanding this outlook, which is being driven in part by expectations for stable supply chain dynamics and a continuation of favorable economic conditions within the United States and across the Company’s various markets, the Company cautions that significant uncertainty remains as a result of supply chain challenges, inflationary costs, commodity volatility, and rising interest rates among other factors.
Hyster-Yale Supply Arrangement: Hyster-Yale started sourcing alternative supply beginning in late 2023 for several high-volume engines that the Company currently provides, including the 2.0L and 2.4L engines which was accelerated in part due to supply chain issues from the UFLPA enforcement at the end of 2023. As a result, the Company expects to see a decline in sales volumes to Hyster-Yale in 2024 but believes it is well positioned to continue its relationship in a moderated capacity with this customer in 2024 and beyond.
Strategic Initiatives/Growth Strategies: The Company has initiated various business objectives aimed at improving profitability, streamlining processes, strengthening the business and focusing on achieving growth in higher-return product lines. Central to this plan is the Company’s increased emphasis on power systems product offerings through new product development and investments, in addition to leveraging the Company’s relationship with Weichai. With the introduction of numerous natural gas and diesel engines over the past few years, coupled with its existing strong product lineup, the Company believes that it has a solid foundation to achieve long-term growth, particularly within the power systems market.

Results of Operations
Results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022:

(in thousands, except per share amounts)	For the Year Ended December 31,
	2023	2022	Change	% Change
Net sales (from related parties $2,449 and $2,749 for the year ended December 31, 2023 and 2022, respectively)	$458,973	$481,333	$(22,360)	(5)%
Cost of sales (from related parties $1,790 and $2,262 for the year ended December 31, 2023 and 2022, respectively)	353,109	392,770	(39,661)	(10)%
Gross profit	105,864	88,563	17,301	20%
Gross margin %	23.1%	18.4%	4.7%
Operating expenses:
Research and development expenses	19,457	18,896	561	3%
Research and development expenses as a % of sales	4.2%	3.9%	0.3%
Selling, general and administrative expenses	40,386	42,941	(2,555)	(6)%
Selling, general and administrative expenses as a % of sales	8.8%	8.9%	(0.1)%
Amortization of intangible assets	1,746	2,124	(378)	(18)%
Total operating expenses	61,589	63,961	(2,372)	(4)%
Operating income	44,275	24,602	19,673	80%
Interest expense (from related parties $7,729 and $4,680 for the year ended December 31, 2023 and 2022, respectively)	17,069	13,028	4,041	31%
Income before income taxes	27,206	11,574	15,632	135%
Income tax expense	900	304	596	NM
Net income	$26,306	$11,270	$15,036	133%

Earnings per common share:
Basic	$1.15	$0.49	$0.66	135%
Diluted	$1.15	$0.49	$0.66	135%

Non-GAAP Financial Measures:
Adjusted net income *	$26,552	$15,735	$10,817	69%
Adjusted income per share *	$1.17	$0.69	$0.48	70%
EBITDA *	$49,875	$31,292	$18,583	59%
Adjusted EBITDA *	$50,121	$35,757	$14,364	40%
NM    Not meaningful
*    See reconciliation of non-GAAP financial measures to GAAP results below
Net Sales
Net sales decreased $22.4 million, or 5%, compared to 2022, as a result of sales decreases of $64.3 million and $3.6 million within the industrial and transportation end markets, respectively, partly offset by an increase of $45.6 million in the power systems end market. Decreased industrial end market sales are primarily due to decreases in demand for products used within the material handling and arbor care markets as well as being directly affected by the enforcement of the UFLPA which limited the Company’s ability to import certain raw materials at the end of 2023. The decreased sales within the transportation end market were primarily attributable to lower sales in the school bus market as customer products have evolved and new compliance and regulatory requirements have changed engine product offerings. Higher power systems end market sales are primarily due to increased demand for products across various applications, with the largest increases attributable to products used within the demand response market as well as traditional oil and gas products.
Gross Profit
Gross profit increased by $17.3 million, or 20%, to $105.9 million in 2023, compared to $88.6 million in 2022. Gross margin was 23.1% and 18.4% in 2023 and 2022, respectively. The increase in gross margin is primarily due to improved mix, pricing actions and freight cost management. For the year ended December 31, 2023, warranty costs were $13.0 million, an increase of

$6.6 million compared to warranty costs of $6.4 million in the same period last year, mainly attributable to changes in estimates for preexisting warranties. A majority of the warranty activity is attributable to products sold within the transportation end market in prior years.
Research and Development Expenses
R&D expenses in 2023 were $19.5 million, an increase of $0.6 million, or 3%, from 2022 levels as a result of the Company’s continued efforts to customize power systems to meet customers’ needs and meet emission and other certificate requirements.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) decreased in 2023 by $2.6 million, or 6%, compared to 2022. The decrease is primarily due to lower legal costs during the period. These decreased costs were partially offset by an increase in incentive compensation expense.
Interest Expense
Interest expense increased $4.0 million to $17.1 million in 2023 from $13.0 million in 2022, largely due to lower average outstanding debt, partially offset by higher overall effective interest rates on the Company’s debt. See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data for additional information.
Income Tax Expense
The Company recorded income tax expense of $0.9 million in 2023, an increase of $0.6 million, as compared to an income tax expense of $0.3 million in 2022. The Company’s pretax income was $27.2 million in 2023, compared to pretax income of $11.6 million in 2022. Income tax expense for the year ended December 31, 2023 is related primarily to the impact of amended state returns, adjustments to taxes payable, and deferred tax liability related to indefinite lived assets. The Company continues to record a full valuation allowance against deferred tax assets which offsets the tax expense and tax benefit associated with the pre-tax income and pre-tax loss for both years ended December 31, 2023 and 2022.
See Note 11. Income Taxes, included in Item 8. Financial Statements and Supplementary Data, for additional information related to the Company’s income tax provision.
Non-GAAP Financial Measures
In addition to the results provided in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) above, this report also includes non-GAAP (adjusted) financial measures. Non-GAAP financial measures provide insight into selected financial information and should be evaluated in the context in which they are presented. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP, and non-GAAP financial measures as reported by the Company may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measures should be considered in conjunction with the consolidated financial statements, including the related notes, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated below.

Non-GAAP Financial Measure	Comparable GAAP Financial Measure
Adjusted net income	Net income
Adjusted net income per share	Net income per common share – diluted
EBITDA	Net income
Adjusted EBITDA	Net income
The Company believes that Adjusted net income, Adjusted net income per share, EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net income is defined as net income as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance. Adjusted net income per share is a measure of the Company’s diluted net earnings per share adjusted for the impact of special items. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of other non-cash and certain other items that do not reflect the ordinary earnings of the Company’s operations.
Adjusted net income, Adjusted net income per share, EBITDA, and Adjusted EBITDA are used by management for various purposes, including as a measure of performance of the Company’s operations and as a basis for strategic planning and forecasting. Adjusted net income, Adjusted net income per share, and Adjusted EBITDA may be useful to an investor because these measures are widely used to evaluate companies’ operating performance without regard to items excluded from the calculation of such measures, which can vary substantially from company to company depending on the accounting methods, the book value of assets, the capital structure and the method by which the assets were acquired, among other factors. They are not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with U.S. GAAP.
The following table presents a reconciliation from Net income to Adjusted net income:

(in thousands)	For the Year Ended December 31,
	2023	2022
Net income	$26,306	$11,270
Stock-based compensation [1]	151	385
Severance [2]	—	462
Internal control remediation [3]	—	467
Governmental investigations and other legal matters [4]	195	3,151
Insurance proceeds [5]	(100)	—
Adjusted net income	$26,552	$15,735
The following table presents a reconciliation from Net income per common share – diluted to Adjusted net income per share – diluted:

	For the Year Ended December 31,
	2023	2022
Net income per common share – diluted	$1.15	$0.49
Stock-based compensation [1]	0.01	0.02
Severance [2]	—	0.02
Internal control remediation [3]	—	0.02
Governmental investigations and other legal matters [4]	0.01	0.14
Adjusted net income per share – diluted	$1.17	$0.69

Diluted shares (in thousands)	22,973	22,948
The following table presents a reconciliation from Net income to EBITDA and Adjusted EBITDA:

(in thousands)	For the Year Ended December 31,
	2023	2022
Net income	$26,306	$11,270
Interest expense	17,069	13,028
Income tax expense	900	304
Depreciation	3,854	4,566
Amortization of intangible assets	1,746	2,124
EBITDA	49,875	31,292
Stock-based compensation [1]	151	385
Severance [2]	—	462
Internal control remediation [3]	—	467
Governmental investigations and other legal matters [4]	195	3,151
Insurance proceeds [5]	(100)	—
Adjusted EBITDA	$50,121	$35,757
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
5.Amounts include insurance recoveries related to a prior year incident and have no material impact on the Adjusted earnings per share for the year ended December 31, 2023 and 2022.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Year Ended December 31,
	2023	2022	Change	% Change
Net cash provided by (used in) operating activities	$70,512	$(8,845)	$79,357	NM
Net cash used in investing activities	(5,020)	(1,354)	(3,666)	NM
Net cash (used in) provided by financing activities	(66,798)	28,367	(95,165)	NM
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,306)	$18,168	$(19,474)	(107)%
Capital expenditures	$(5,036)	$(1,354)	$(3,682)	NM
NM    Not meaningful
Cash Flow from Operating Activities
Net cash provided by operations was $70.5 million in 2023 compared to net cash used in operations of $8.8 million in 2022 resulting in an increase of $79.4 million in cash provided by operating activities year-over-year. The increase in cash provided by operating activities primarily resulted from the $15.0 million increase in earnings, reduction in inventory, increased collections on customer accounts receivable and the Company had less cash paid against accounts payable compared to the prior year due to a catch up on payables in the first nine months of 2022, contributing to a $64.9 million increase of cash provided by working capital accounts.
Cash Flow from Investing Activities
Net cash used in investing activities was $5.0 million for the year ended December 31, 2023 compared to cash used in investing activities of $1.4 million for year ended December 31, 2022, respectively. For the years ended December 31, 2023 and 2022, cash used in investing activities primarily related to capital expenditures associated with normal maintenance of the Company’s facilities.
Cash Flow from Financing Activities
The Company used $66.8 million in cash from financing activities in the year ended December 31, 2023 compared to $28.4 million in cash generated by financing activities in the year ended December 31, 2022. The cash used by financing activities for the year ended December 31, 2023, was a result of repayment of existing debt during the year. Whereas, cash provided in 2022 was primarily attributable to cash received under the shareholder’s loan agreements with Weichai. See additional discussion below and in Note 6. Debt in Item 8. Financial Statements and Supplementary Data related to the amendments of the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities, shareholder’s loan agreements, and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal interest on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.
As of December 31, 2023, the Company’s total outstanding debt obligations under the Credit Agreement, the second Amended Shareholder’s Loan Agreement, the third Amended Shareholder’s Loan Agreement, the fourth Amended Shareholder’s Loan Agreement and for finance leases and other debt were $145.2 million in the aggregate, and its cash and cash equivalents were $22.8 million. See Item 8. Financial Statements and Supplementary Data, Note 6. Debt, for additional information.
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
By the end of 2022, the global economy had mostly recovered after the global pandemic, COVID-19. The recovery led to challenging market conditions across certain areas of the Company’s business. Average crude oil prices reached the highest average price in five years in 2022 but has since declined while remaining near atop the 5-year averages through 2023. Rig counts in the U.S. oil markets also increased through 2022 but still under pre-pandemic levels as of the end of 2023. Despite increasing rig counts and crude oil prices, the Company believes that capital spending within the areas of the oil and gas market that it participates in, remains below pre-pandemic levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during 2023, as compared to the prior year, sales remain below pre-pandemic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. The Company has seen logistical challenges experienced during prior years of port congestion and shipping delays ease and return to a pre-pandemic state and, excluding any unforeseen events, expects this to continue. However, the Company continues to experience inflationary cost pressures for certain raw materials and other goods which the Company continues to try to mitigate through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for products and is trying to mitigate these impacts through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.
Lastly, national inflationary pressures have continued to cause interest rates to remain at elevated levels. As a result, the Company’s interest expense has increased and is subject to further increases. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
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
At December 31, 2023, the Company had four outstanding letters of credit totaling $1.9 million. See Item 8. Financial Statements and Supplementary Data, Note 10. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are discussed in Note 1. Summary of Significant Accounting Policies and Other Information, included in Item 8. Financial Statements and Supplementary Data, and should be reviewed in connection with the following discussion of accounting policies that require difficult, subjective, and complex judgments and estimates.
Revenue Recognition
Revenue for the Company is generated from contracts when performance obligations under terms of the contract with a customer are satisfied, which is generally when control of the product has been transferred to the customer. For contracts with customers that include multiple performance obligations, judgment is required to determine whether performance obligations specified in these contracts are distinct and should be accounted for as separate revenue transactions for recognition purposes. For the majority of the Company’s products, revenue is recognized when the products are shipped or delivered to the customer based on the shipping terms which is usually when control passes to the customer. Conversely, the Company recognizes revenue throughout the manufacturing process when constructing because the customer receives the benefit of the asset as the product is constructed. The Company recognizes revenue related to extended warranty programs based on the passage of time over the extended warranty period.
The Company allows product returns on certain products. The accrued sales returns in the accompanying Consolidated Balance Sheet, included in Accounts Receivable, net, were $0.1 million and $0.3 million as of December 31, 2023 and 2022, respectively. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized.

We considered the impact of recoverable salvage value on sales returns by product in determining its estimate of future sales returns. We recognize a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to our Consolidated Balance Sheets. In the event future sales returns claims are higher than our historical experiences, such as a 50 basis point increase, the impacts would not be material to the Consolidated Financial Statements.
The allowance for credit losses is our best estimate of the amount of estimated lifetime credit losses in our accounts receivable. We regularly review the adequacy of our allowance for credit losses.
The credit environment in which our customers operate has been relatively stable over the past few years and the Company collections are bolstered by a robust collections department. Historically, less than 1.0% of net sales ultimately prove to be uncollectible. Total bad debt expense was less than $0.1 million in both 2023 and 2022. If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet our financial obligations such as bankruptcies, estimates of the recoverability of receivable amounts due could be reduced.
We have not made any material changes in the accounting methodology we use to measure the estimated liability for sales returns or allowance for credit losses during the past three fiscal years.
Refer to Note 2. Revenue of the notes to the consolidated financial statements for more information on the Company’s revenue recognition.
Goodwill Impairment
Goodwill and indefinite-lived intangible assets are evaluated for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred or when required by accounting standards. We test goodwill and individual indefinite-lived intangible assets for impairment at a single reporting unit level. These assessments may be performed quantitatively or qualitatively.
We have not made any changes in 2023 to our reporting unit or the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets. In 2023, management performed an assessment of the impairment of goodwill for our reporting unit and indefinite-lived intangible assets using a quantitative approach, which indicated that the fair values the reporting unit and indefinite-lived intangible assets were substantially in excess of their carrying values. Therefore, no indications of impairment were identified.
Because these estimates form a basis for the determination of whether the impairment charge should be recorded, these estimates are considered to be critical accounting estimates. See Note 1. Summary of Significant Accounting Policies and Other Information, included in Item 8. Financial Statements and Supplementary Data for further discussion.
Warranty
The Company offers a standard limited warranty on the workmanship of its products that in most cases covers defects for a defined period, warranties mandated by governments and warranties for products that carry limited warranties from suppliers. The Company estimates and records a liability and related charges to income for its warranty program at the time products are sold to customers. Estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold.
When the Company identifies cost effective opportunities to address issues in products sold or corrective actions for safety issues, it initiates product recalls or field campaigns. As a result of the uncertainty surrounding the nature and frequency of product recalls and field campaigns, the liability for such actions is generally recorded when the Company commits to a product recall or field campaign. When collection is reasonably assured, the Company also estimates the amount of warranty claim recoveries to be received from its suppliers. Warranty costs and recoveries are included in Cost of sales in the Consolidated Statements of Income. Warranty costs and recoveries are included in Cost of sales in the Consolidated Statements of Income. See Note 1. Summary of Significant Accounting Policies and Other Information, included in Item 8. Financial Statements and Supplementary Data for further discussion.
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
Wood Dale, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accrued Product Warranty
As described in Note 1 to the consolidated financial statements, the Company’s consolidated accrued product warranty balance was $19.3 million as of December 31, 2023. The Company offers a standard limited warranty on the workmanship of its products. The Company estimates and records a liability and related charges to income for its warranty program at the time products are sold to customers. These estimates are established using historical warranty claims information including failure rates, repair costs and timing of failures. Previous estimates are adjusted as actual warranty claims data becomes available.
We identified the estimation of certain accrued product warranties as a critical audit matter. The principal consideration for this determination was the significant judgment used by management when determining the accrued product warranty estimates. Auditing management’s estimates and assumptions to determine certain accrued product warranties involved especially challenging auditor judgment due to the significant audit effort in performing procedures related to the significant assumptions, specifically the applicability of historical claims experience.
The primary procedures we performed to address this critical audit matter included:
a.Evaluating the reasonableness of management’s assumptions to estimate certain future warranty claims by comparing the current product warranty claims estimates to the prior year estimates and investigating significant differences to evaluate the applicability of the historical claims experience.
b.Testing the completeness and accuracy of certain underlying historical warranty claims information used to estimate future warranty claims.
c.Testing the mathematical accuracy of management’s calculation of certain accrued product warranties.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2018.
Chicago, Illinois

March 14, 2024

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$22,758	$24,296
Restricted cash	3,836	3,604
Accounts receivable, net of allowances of $5,975 and $4,308 as of December 31, 2023 and 2022, respectively; (from related parties $777 and $2,325 as of December 31, 2023 and 2022, respectively)	66,979	89,894
Income tax receivable	550	555
Inventories, net	84,947	120,560
Prepaid expenses and other current assets	26,312	16,364
Total current assets	205,382	255,273
Property, plant and equipment, net	14,928	13,844
Operating lease right-of-use assets, net	27,145	13,282
Intangible assets, net	3,914	5,660
Goodwill	29,835	29,835
Other noncurrent assets	3,099	2,019
TOTAL ASSETS	$284,303	$319,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (to related parties $24,496 and $23,358 as of December 31, 2023 and 2022, respectively)	$67,355	$76,430
Current maturities of long-term debt	139	130
Revolving line of credit	50,000	130,000
Finance lease liability, current	76	90
Operating lease liability, current	3,912	2,894
Other short-term financing (from related parties $94,820 and $75,020 as of December 31, 2023 and 2022, respectively)	94,820	75,614
Other accrued liabilities (from related parties $1,833 and $5,232 as of December 31, 2023 and 2022, respectively)	31,999	34,109
Total current liabilities	248,301	319,267
Deferred income taxes	1,478	1,278
Long-term debt, net of current maturities (from related parties $0 and $4,800 as of December 31, 2023 and 2022, respectively)	90	5,029
Finance lease liability, long-term	94	170
Operating lease liability, long-term	25,070	10,971
Noncurrent contract liabilities	2,401	3,199
Other noncurrent liabilities	10,786	10,371
TOTAL LIABILITIES	$288,220	$350,285

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 22,968 and 22,951 shares outstanding at December 31, 2023 and 2022, respectively	23	23
Additional paid-in capital	157,770	157,673
Accumulated deficit	(160,790)	(187,096)
Treasury stock, at cost, 149 and 166 shares at December 31, 2023 and 2022, respectively	(920)	(972)
TOTAL STOCKHOLDERS’ DEFICIT	(3,917)	(30,372)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$284,303	$319,913
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)	For the Year Ended December 31,
	2023	2022
Net sales (from related parties $2,449 and $2,749 for the year ended December 31, 2023 and 2022, respectively)	$458,973	$481,333
Cost of sales (from related parties $1,790 and $2,262 for the year ended December 31, 2023 and 2022, respectively)	353,109	392,770
Gross profit	105,864	88,563
Operating expenses:
Research and development expenses	19,457	18,896
Selling, general and administrative expenses	40,386	42,941
Amortization of intangible assets	1,746	2,124
Total operating expenses	61,589	63,961
Operating income	44,275	24,602
Interest expense (from related parties $7,729 and $4,680 for the year ended December 31, 2023 and 2022, respectively)	17,069	13,028
	27,206	11,574
Income tax expense	900	304
Net income	$26,306	$11,270

Weighted-average common shares outstanding:
Basic	22,960	22,938
Diluted	22,973	22,948
Earnings per common share:
Basic	$1.15	$0.49
Diluted	$1.15	$0.49
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance at December 31, 2021	$23	$157,436	$(198,366)	$(1,116)	$(42,023)
Net income	—	—	11,270	—	11,270
Stock-based compensation expense	—	237	—	148	385
Common stock issued for stock-based awards, net	—	—	—	(4)	(4)
Balance at December 31, 2022	$23	$157,673	$(187,096)	$(972)	$(30,372)
Net income	—	—	26,306	—	26,306
Stock-based compensation expense	—	202	—	(51)	151
Common stock issued for stock-based awards, net	—	—	—	(2)	(2)
Restricted Stock Awards	—	(105)	—	105	—
Balance at December 31, 2023	$23	$157,770	$(160,790)	$(920)	$(3,917)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
	2023	2022
Cash provided by (used in) operating activities
Net income	$26,306	$11,270
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,746	2,124
Depreciation	3,854	4,566
Stock-based compensation expense	151	385
Amortization of financing fees	1,188	2,178
Deferred income taxes	200	189
Provision for losses in accounts receivable	1,668	888
Increase in allowance for inventory obsolescence	1,826	533
Other adjustments, net	229	529
Changes in operating assets and liabilities:
Accounts receivable	21,248	(25,672)
Inventory	33,787	21,098
Prepaid expenses, right-of-use assets and other assets	(7,043)	(4,251)
Accounts payable	(9,237)	(17,004)
Income taxes receivable	5	3,721
Accrued expenses	(2,162)	2,107
Other noncurrent liabilities	(3,254)	(11,506)
Net cash provided by (used in) operating activities	70,512	(8,845)
Cash (used in) provided by investing activities
Capital expenditures	(5,036)	(1,354)
Proceeds from disposal of assets	16	—
Net cash used in investing activities	(5,020)	(1,354)
Cash (used in) provided by financing activities
Repayment of debt	(80,000)	—
Repayment of long-term debt and lease liabilities	(215)	(256)
Proceeds from short-term financings	15,000	31,582
Repayment of short-term financings	(594)	(1,168)
Payments of deferred financing costs	(987)	(1,787)
Other financing activities, net	(2)	(4)
Net cash (used in) provided by financing activities	(66,798)	28,367
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,306)	18,168
Cash, cash equivalents, and restricted cash at beginning of the year	27,900	9,732
Cash, cash equivalents, and restricted cash at end of the year	$26,594	$27,900

(in thousands)	As of December 31,
	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	22,758	24,296
Restricted cash	3,836	3,604
Total cash, cash equivalents, and restricted cash	$26,594	$27,900

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
Stock Ownership and Control
Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”), owns a majority of the outstanding shares of the Company’s Common Stock. As a result, Weichai is able to exercise control over matters requiring stockholders’ approval, including the election of the directors, amendment of the Company’s Charter and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
Weichai also entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the share purchase agreement (the “SPA”). The Rights Agreement provides Weichai with representation on the Company’s Board and management representation rights. Weichai currently has four representatives on the Board, which constitutes the majority of the directors serving on the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the NASDAQ Stock Market (“NASDAQ”) Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the NASDAQ Listing Rules of Rules 5605(b), (d) and (e).
Going Concern Considerations
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Company’s debt arrangements. As of December 31, 2023, the Company’s total outstanding debt obligations under the Third Amended and Restated Uncommitted Revolving Credit Agreement (the "Credit Agreement")”, the second amended Shareholder’s Loan Agreement (the “second Amended Shareholder’s Loan Agreement”), the third amended Shareholder’s Loan Agreement (the “third Amended Shareholder’s Loan Agreement”), the fourth amended Shareholder’s Loan Agreement (the “fourth Amended Shareholder’s Loan Agreement”) and for finance leases and other debt were $145.2 million in the aggregate, and its cash and cash equivalents were $22.8 million. See Note 6. Debt, for further information regarding the terms and conditions of the Company’s debt agreements.

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
Lastly, national inflationary pressures have continued to cause interest rates to remain elevated. As a result, the Company’s interest expense has increased and is subject to further increases. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
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
The Company operates as one business and geographic operating segment. Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker (“CODM”). The Company’s CODM is its principal executive officer, who decides how to allocate resources and assess performance. A single management team reports to the CODM, who manages the entire business. The Company’s CODM reviews consolidated statements of income to make decisions, allocate resources and assess performance, and the CODM does not evaluate the profit or loss from any separate geography or product line.
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Year Ended December 31,
	2023	2022
Customer A	14%	19%

The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of December 31,
	2023	2022
Customer A	12%	30%
Customer B	13%	**
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Year Ended December 31,
	2023	2022
Supplier A	13%	**
Supplier B	14%	**
Supplier C	**	10%
**    Less than 10% of the total
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions include the valuation of allowances for uncollectible receivables, inventory reserves, warranty reserves, stock-based compensation, evaluation of goodwill, other intangibles, property, plant and equipment for impairment, income tax valuation allowances and determination of useful lives of long-lived assets. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments that have original maturities of three months or less from the date of purchase. Such investments are stated at cost, which approximates fair value.
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of December 31, 2023 and 2022, the Company had restricted cash of $3.8 million and $3.6 million, respectively, which includes $1.3 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash. The liability is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheet.
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
Accounts Receivable and Allowances
Trade accounts receivable represent amounts billed to customers and not yet collected. Trade accounts receivable are recorded at the invoiced amount, which approximates net recoverable value, and generally do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable and is established through a charge to selling, general and administrative expenses. We estimate losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding and the geographic region. Other factors considered include historical write-off experience, current economic conditions and also factors such as customer credit, past transaction history with the customer and changes in customer payment terms. Trade accounts receivable and the allowance for credit losses are reviewed on a regular basis. When necessary, an allowance for the full amount of specific accounts deemed uncollectible is recorded. Accounts receivable losses are deducted from the allowance and the account balance is written off when means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of previously written off balances are recognized when received. An allowance associated with anticipated future sales returns and accrued pricing adjustments are also included in the accounts receivable, net.
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
Inventories consist of the following:

(in thousands)	As of December 31,
Inventories	2023	2022
Raw materials	$68,273	$101,566
Work in process	1,166	3,073
Finished goods	21,238	19,825
Total inventories	90,677	124,464
Inventory allowance	(5,730)	(3,904)
Inventories, net	$84,947	$120,560
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Year Ended December 31,
Inventory Allowance	2023	2022
Balance at beginning of period	$3,904	$3,370
Charged to expense	2,796	1,159
Write-offs	(970)	(625)
Balance at end of period	$5,730	$3,904
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
Impairment of Long-Lived Assets
The Company assesses potential impairments to its long-lived assets or asset groups, excluding goodwill which is separately tested for impairment, whenever events indicate that the carrying amount of such assets may not be recoverable. Long-lived assets are evaluated for impairment by comparing the carrying value of the asset or asset group with the estimated future net undiscounted cash flows expected to result from the use of the asset or asset group, including cash flows from disposition. If the future net undiscounted cash flows are less than the carrying value, an impairment loss is calculated. An impairment loss is determined by the amount that the asset’s or asset group’s carrying value exceeds its estimated fair value. Estimated fair value is generally measured by discounting estimated future cash flows. If an impairment loss is recognized, the adjusted balance becomes the new cost basis and is depreciated (amortized) over the remaining useful life. The Company also periodically reassesses the useful lives of its long-lived assets due to advances and changes in technologies. No impairment losses were recorded during the periods ended December 31, 2023 and 2022.
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
The Company calculates its estimated fair value using the income and market approaches when feasible, or an asset approach when neither the income nor the market approach has sufficient data. For the income approach, a discounted cash flow method, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates and demand trends, expected future investments to grow new units, and estimated discount rates. The Company based these assumptions on its historical data and experience, industry projections, and micro and macro general economic condition projections and expectations. The market approach, also called the Guideline Public Company Approach, compares the value of an entity to similar publicly traded companies. The asset approach estimates the selling price the unit could achieve under assumed market conditions. The Company used the income and market approaches when determining its estimated fair value as of October 1, 2023 and 2022.
During the years ended December 31, 2023 and 2022, the Company performed a quantitative assessment and determined that the estimated fair value of the reporting unit exceeded the carrying value; as such, no impairment charges were recognized.

Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
Other Accrued Liabilities	2023	2022
Accrued product warranty	$11,290	$13,037
Litigation reserves *	3,929	2,102
Contract liabilities	2,741	2,256
Accrued compensation and benefits	8,469	7,299
Accrued interest expense	1,913	5,257
Other	3,657	4,158
Total	$31,999	$34,109
*As of December 31, 2023 and 2022, litigation reserves related to various ongoing legal matters including associated legal fees. See Note 10. Commitments and Contingencies for further information regarding the various ongoing legal matters.
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
When collection is reasonably assured, the Company also estimates the amount of warranty claim recoveries to be received from its suppliers. Warranty costs and recoveries are included in Cost of sales in the Consolidated Statements of Income. As of December 31, 2023 and 2022, included in accounts receivable is approximately $1.3 million and $1.0 million, respectively, of reimbursements of warranty costs due from a significant supplier.

Accrued product warranty activities included in Other noncurrent liabilities on the Consolidated Balance Sheet are presented below:

(in thousands)	For the Year Ended December 31,
Accrued Product Warranty	2023	2022
Balance at beginning of year	$21,550	$32,948
Current year provision *	6,635	6,258
Changes in estimates for preexisting warranties **	7,550	4,576
Payments made during the period	(16,472)	(22,232)
Balance at end of year	19,263	21,550
Less: Current portion	11,290	13,037
Noncurrent accrued product warranty	$7,973	$8,513
*Warranty costs, net of supplier recoveries, and other adjustments, were $13.0 million and $6.4 million for the years ended December 31, 2023 and 2022, respectively. Supplier recoveries were $1.1 million and $4.1 million for the years ended December 31, 2023 and 2022, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. For the year December 31, 2023, the Company recorded a cost for changes in estimates of preexisting warranties of $7.6 million, or $0.33 per diluted share, and costs of $4.6 million, or $0.20 per diluted share, for the year ended December 31, 2022, which includes a favorable experience for preexisting warranties attributable to a contract revision executed during the quarter ended March 31, 2022.
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
Recently Issued Accounting Pronouncements – Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures – Segment Reporting (Topic 280). The amendments to this standard require public entities to disclose more detailed information about their reportable segments’ significant expenses on an interim and annual basis. The amendments to this standard do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments to this standard apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company plans to adopt this guidance in its annual reporting for the year ending December 31, 2024 and subsequent interim periods. The Company is continuing to assess the impact of the amendment to this standard on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures - Income Taxes (Topic 740). The amendments to this standard enhance the transparency and decision usefulness of income tax disclosures, primarily related to rate reconciliation and income taxes paid information as well as effectiveness of overall income tax disclosures. The new standard is effective for non-public companies, and public business entities that meet the definition of a smaller reporting company as defined by the SEC, for interim and annual periods beginning after December 15, 2024, early adoption is permitted. The Company currently plans to adopt this guidance on December 15, 2024 when it becomes effective. The Company is continuing to assess the impact of the amendment to this standard on its consolidated financial statements.
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
For contracts with multiple performance obligations, the Company allocates the total transaction price to distinct performance obligations based on directly observable data, if available, or the Company’s best estimate of the stand-alone selling price of each distinct performance obligation. The primary methods used to determine stand-alone selling price are directly observable prices and the cost plus a margin approach.
The Company applies judgment in order to identify and determine the number of performance obligations, determine the total transaction price, allocate the transaction price to each performance obligation, and determine the appropriate timing of revenue recognition.
Taxes collected from customers and remitted to governmental authorities are presented on a net basis; that is, such taxes are excluded from revenues.
The Company’s payment terms are generally 60 days or less and its sales arrangements do not contain any significant financing components.
Timing of revenue recognition. The Company recognizes revenue related to performance obligations in its contracts with customers when control passes to the customer. Control passes to the customer when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. For the majority of the Company’s products, revenue is recognized at a point in time when the products are shipped or delivered to the customer based on the shipping terms as that is the point in time when control passes to the customer. For the years ended December 31, 2023 and 2022, the Company recognized revenue of $385.5 million and $434.0 million, respectively, related to products shipped or delivered at a point in time.
The Company also recognizes revenue over time primarily when the Company’s performance obligations include enhancing a customer-controlled asset (generally when an engine is provided by the customer), constructing an asset with no alternative future use and the Company has an enforceable right to payment throughout the period as the services are performed, or providing services over time such as an extended warranty beyond the Company’s standard warranty. The Company recognizes revenue throughout the manufacturing process when constructing an asset based on labor hours incurred because the customer receives the benefit of the asset as the product is constructed. The Company believes labor hours incurred relative to total estimated labor hours at completion faithfully depicts the transfer of control to the customer. The Company recognizes revenue related to extended warranty programs based on the passage of time over the extended warranty period. For the years ended December 31, 2023 and 2022, the Company recognized revenue of $73.4 million and $47.3 million, respectively, for products manufactured and services provided over time.
Shipping and handling costs. The Company accounts for shipping and handling costs as fulfillment costs which are recorded in Cost of sales in the Consolidated Statements of Income. This includes shipping and handling costs incurred after control of the asset has transferred to the customer as the Company has elected the practical expedient in ASC 606.
Principal vs. agent considerations. From time to time, the Company may involve more than one party when providing goods or services to a customer, the Company determines whether it is the principal or agent in these transactions by evaluating the nature of its promise to the customer. The analysis of whether the Company is a principal or an agent in a transaction is performed for each good or services provided to the customer. The Company determines whether it controls the good or service before it is transferred to the customer by considering the following factors:
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
Costs to obtain a contract. The Company has elected the practical expedient to recognize incremental costs to obtain a contract (primarily commissions) as expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is one year or less.
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Year Ended December 31,
End Market	2023	2022
Power Systems	$225,106	$179,491
Industrial	160,334	224,669
Transportation	73,533	77,173
Total	$458,973	$481,333
The following table summarizes net sales by geographic area:

(in thousands)	For the Year Ended December 31,
Geographic Area	2023	2022
United States	$378,886	$349,488
North America (outside of United States)	21,265	16,437
Pacific Rim	39,822	80,681
Europe	13,815	18,452
Other	5,185	16,275
Total	$458,973	$481,333

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

(in thousands)	As of December 31,
	2023	2022	2021
Short-term contract assets (included in Prepaid expenses and other current assets)	$15,554	$3,620	$2,707
Short-term contract liabilities (included in Other accrued liabilities)	(2,741)	(2,256)	(1,819)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(2,401)	(3,199)	(3,330)
Net contract assets (liabilities)	$10,412	$(1,835)	$(2,442)
During the years ended December 31, 2023 and 2022, the Company recognized $1.4 million and $1.6 million of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2022 and 2021, respectively.

Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $3.9 million of remaining performance obligations as of December 31, 2023 primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $1.5 million in 2024, $0.5 million in 2025, $0.2 million in 2026, $1.0 million in 2027, $0.6 million in 2028 and $0.1 million in 2029 and beyond.
Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreements
The Company is party to four shareholder’s loan agreements with Weichai, including the $130.0 million first Amended Shareholder’s Loan Agreement, the $25.0 million second Amended Shareholder’s Loan Agreement, the $50.0 million third Amended Shareholder’s Loan Agreement, and the $30.0 million fourth Amended Shareholder’s Loan Agreement. See additional discussion of these debt agreements in Note 6. Debt.
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. The Company purchased $6.2 million and $13.3 million of inventory from Weichai during 2023 and 2022, respectively.
In January 2022, PSI and Baudouin, a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. Refer to the Consolidated Balance Sheet and Statements of Income for detailed related party information.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of December 31,
Property, Plant and Equipment	2023	2022
Leasehold improvements	$6,987	$7,107
Machinery and equipment	46,964	45,747
Construction in progress	1,654	467
Total property, plant and equipment, at cost	55,605	53,321
Accumulated depreciation	(40,677)	(39,477)
Property, plant and equipment, net	$14,928	$13,844
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both December 31, 2023 and 2022 was $29.8 million. Accumulated impairment losses at both December 31, 2023 and 2022 were $11.6 million.

Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(31,195)	$3,745
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,531)	169
Total	$37,340	$(33,426)	$3,914

(in thousands)	As of December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(29,527)	$5,413
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,453)	247
Total	$37,340	$(31,680)	$5,660
Estimated future amortization expense for intangible assets as of December 31, 2023 is as follows:

(in thousands)
Year Ending December 31,	Estimated Amortization
2024	$1,459
2025	1,219
2026	997
2027	230
2028	3
2029 and beyond	6
Total	$3,914

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of December 31, 2023		As of December 31, 2022
	Amount	Rate (1)	Amount	Rate (1)	Maturity Date
Short-term financing:
Revolving credit facility *	$50,000	8.71%	$130,000	7.04%	March 22, 2024
Amended Shareholder’s Loan Agreement (second)	25,000	9.44%	25,000	9.10%	May 20, 2024
Amended Shareholder's Loan Agreement (third)	50,000	9.44%	50,000	9.01%	November 30, 2024
Amended Shareholder's Loan Agreement (fourth)	19,820	9.41%	—		March 31, 2024
Other short-term financing	—		614		Various
Total short-term debt	$144,820		$205,614

Long-term debt:
Amended Shareholder's Loan Agreement (fourth)	$—		$4,800	9.00%	March 31, 2024
Finance leases and other debt	399	**	619	**	Various
Total long-term debt and finance leases	399		5,419
Less: Current maturities of long-term debt and finance leases	215		220
Long-term debt	$184		$5,199

*
Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $0.2 million and $0.4 million at December 31, 2023 and 2022, respectively.

**	Finance lease obligations are a non-cash financing activity. See Note 7. Leases.
(1)	Includes the weighted average interest rate.
The Company paid $19.9 million and $6.1 million in cash for interest in 2023 and 2022, respectively.
Credit Agreement and Shareholder’s Loan Agreements
On March 24, 2023, the Company amended and restated its $130.0 million Second Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered. The Credit Agreement extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 22, 2024 or the demand of Standard Chartered. The Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2023. Borrowings under the Credit Agreement will incur interest at either the alternate base rate or the Secured Overnight Financing Rate (“SOFR”) plus applicable rate of 3.35% per annum. In addition, the Company paid fees of $1.0 million related to the Credit Agreement which will be deferred and amortized over the term of the Credit Agreement. The Credit Agreement continues to be secured by substantially all of the Company’s assets and provides Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. The Company made payments totaling $80.0 million related to the Credit Agreement with no additional borrowings during 2023. As of December 31, 2023, the Company had $50.0 million outstanding under the Credit Agreement.
In connection with this Credit Agreement, on March 24, 2023, the Company also amended two of the four shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The first Amended Shareholder’s Loan Agreement continues to provide the Company with a $130.0 million subordinated loan under which Weichai is obligated to advance funds solely for purposes of repaying outstanding borrowings under the $130.0 million Credit Agreement if the Company is unable to pay such borrowings. The fourth Amended Shareholder’s Loan Agreement continues to provide the Company with access to up to $30.0 million of credit at the discretion of Weichai. The maturity of the first Amended Shareholder’s Loan Agreement was extended to April 24, 2024 and the maturity of the fourth Amended Shareholder’s Loan Agreement was extended to March 31, 2024. Borrowings under the first Amended Shareholder’s Loan Agreement and the fourth Amended Shareholder’s Loan Agreement will bear interest at an annual rate equal to SOFR plus 4.05% per annum. Further, if the applicable SOFR rate is negative, the interest rate per annum shall be deemed as 4.05% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%. All of the amended shareholder loan agreements with Weichai are subject to customary events of default and covenants. The Company has covenanted to secure any amounts borrowed under either of the agreements upon payment in full of all amounts outstanding under the $130.0 million Credit Agreement. As of December 31, 2023, there were no borrowings under the first Amended Shareholder’s Loan Agreement.
On May 12, 2023, the Company amended and extended the maturity of its second Amended Shareholder’s Loan Agreement with Weichai to May 20, 2024. The second Amended Shareholder’s Loan Agreement continues to provide the Company with a $25.0 million subordinated loan. Borrowings under the second Amended Shareholder’s Loan Agreement will incur interest at the applicable SOFR rate, plus 4.05% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.05% per annum. If the interest rate for any loan under the second Amended Shareholder’s Loan Agreement is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%.
The Company is also party to a third Amended Shareholder’s Loan Agreement with Weichai, which was entered into on December 10, 2021. The third Amended Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Credit Agreement and any borrowing requests made under the third Amended Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the third Amended Shareholder’s Loan Agreement will incur interest at the applicable SOFR, plus 4.05% per annum and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.05% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1%. Borrowings under the third Amended Shareholder’s Loan Agreement can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. The third Amended Shareholder’s Loan Agreement was amended on November 29, 2023 and expires on November 30, 2024 with any outstanding principal and accrued interest due upon maturity.
As of December 31, 2023, the Company’s total outstanding debt obligations under the Credit Agreement, its second Amended Shareholder’s Loan Agreement, its third Amended Shareholder’s Loan Agreement, its fourth Amended Shareholder’s Loan Agreement and for finance leases and other debt were $145.2 million in the aggregate, and its cash and cash equivalents were $22.8 million. The Company's total accrued interest for all shareholder loans was $1.9 million and $5.3 million as of December 31, 2023 and 2022, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheet.
See Item 8., Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.
The below schedule of remaining maturities of long-term debt excludes finance leases (refer to Item 8., Note 7. Leases).

(in thousands)
Year Ending December 31,	Maturities of Long-Term Debt
2025	$81
2026	9
Total	$90
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
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between May 2024 and July 2034. The following table summarizes the lease expense by category in the Consolidated Statements of Income:

(in thousands)	For the Year Ended December 31,
	2023	2022
Cost of sales	$8,111	$6,300
Research, development and engineering expenses	295	267
Selling, general and administrative expenses	180	169
Interest expense	14	21
Total	$8,600	$6,757
The following table summarizes the components of lease expense and income:

(in thousands)	For the Year Ended December 31,
	2023	2022
Operating lease cost	$5,885	$4,706
Finance lease cost:
Amortization of ROU asset	82	148
Interest expense	14	21
Short-term lease cost	1,005	100
Variable lease cost	1,614	1,782
Sublease income	(619)	(1,062)
Total lease cost, net	$7,981	$5,695
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$4,719	$4,859
Operating cash flows paid for interest portion of finance leases	14	21
Financing cash flows paid for principal portion of finance leases	90	157
Right-of-use assets obtained in exchange for lease obligations
Operating leases	18,095	3,540
Finance leases	—	—
As of December 31, 2023 and 2022, the weighted-average remaining lease term was 6.2 years and 5.8 years for operating leases and 2.2 years and 3.0 years for finance leases, respectively. As of December 31, 2023 and 2022, the weighted-average discount rate was 7.6% and 7.1% for operating leases, and 6.5% and 6.6% for finance leases, respectively.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	As of December 31,
	2023	2022
Operating lease ROU assets, net	$27,145	$13,282

Operating lease liabilities, current	3,912	2,894
Operating lease liabilities, non-current	25,070	10,971
Total operating lease liabilities	$28,982	$13,865

Finance lease ROU assets, net [1]	$144	$225

Finance lease liabilities, current	76	90
Finance lease liabilities, non-current	94	170
Total finance lease liabilities	$170	$260

1.    Included in Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.

The following table presents maturity analysis of lease liabilities as of December 31, 2023:

(in thousands)
Year Ending December 31,	Operating Leases	Finance Leases
2024	$5,981	$84
2025	6,161	81
2026	5,931	17
2027	5,950	—
2028	4,973	—
Thereafter	7,534	—
Total undiscounted lease payments	36,530	182
Less: imputed interest	7,548	12
Total lease liabilities	$28,982	$170
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

Debt
The Company measured its revolving credit facility and other short-term financing at original carrying value. Unamortized financing costs and deferred fees of $0.2 million and $0.4 million as of December 31, 2023 and 2022, respectively, on the revolving credit facility are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. The fair value of the revolving credit facility and other short-term financing approximated carrying value, as it consisted primarily of short-term variable rate loans. The Company measures its material debt obligations using Level 2 inputs:

(in thousands)	As of December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$50,000	$—	$50,000	$—
Other financing	94,820	—	94,820

(in thousands)	As of December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$130,000	$—	$130,000	$—
Other financing	75,614	—	75,614

Other Financial Assets and Liabilities
In addition to the methods and assumptions used for the financial instruments discussed above, accounts receivable, net, income tax receivable, and accounts payable and certain accrued expenses are measured at carrying value, which approximates fair value (Level 1) because of the short-term maturities of these instruments.
Note 9.    Defined Contribution Plans
The Company sponsors a defined contribution plan for its current employees. For the years ended December 31, 2023 and 2022, the Company incurred plan costs of $1.2 million and $0.8 million, respectively.
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
Securities and Exchange Commission and United States Attorney’s Office for the Northern District of Illinois Investigations
In September 2020, the Company entered into agreements with the SEC and the USAO to resolve the investigations into the Company’s past revenue recognition practices. Under the settled administrative order with the SEC, the Company committed to remediate the deficiencies in its internal control over financial reporting that constituted material weaknesses identified in its 2017 Form 10-K filed in May 2019 by April 30, 2021 unless an extension was provided by the SEC. On April 12, 2021, the SEC granted the Company’s request for an extension of time until March 31, 2022 in which to comply with the requirements of the administrative order to remediate the remaining outstanding material weaknesses. In April 2022, the SEC granted a further extension of time until March 31, 2023 to fully comply with the administrative order. In May 2023, the Company submitted documentation to the SEC for its review to assess the Company’s compliance with the administrative order. In July 2023, the Company was notified by the SEC that no additional information was required with respect to the administrative order.
Jerome Treadwell v. the Company
In October 2018, a putative class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. On May 22, 2023, the Company filed its answer to the amended complaint. As of December 31, 2023 and 2022, the Company had recorded an estimated liability of $2.4 million and $2.0 million, respectively, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it is owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Statements of Income for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of both December 31, 2023 and 2022. In September 2023, Mast filed a lawsuit against the Company in the Eastern District of Texas Federal Court, alleging, among other things, damages of approximately $6.0 million for fraudulent inducement leading to the 2021 arbitration settlement agreement and breach of said settlement agreement. As of December 31, 2023 the Company had recorded an estimated liability of $0.9 million, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. The Company is negotiating the amount and payment terms of the reimbursement with Travelers. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. As of both December 31, 2023 and 2022, the Company has approximately $8.8 million accrued for the reimbursement to Travelers recorded within Accounts payable on the Consolidated Balance Sheet.
Jeffrey Ehlers and Rick Lulloff Litigation
In September 2021, Jeffrey Ehlers (“Ehlers”) and Rick Lulloff (“Lulloff”), former employees of the Company, made demands against the Company for approximately $2.4 million and $1.2 million, respectively, for alleged wages due and owing under each employee’s employment contract related to “Incentive Bonuses” for revenues generated in the Company’s transportation end market. In November 2021, Ehlers and Lulloff separately filed complaints against the Company in the Circuit Court of Cook County, Illinois, alleging breach of contract and violations of the Illinois Wage and Payment Collection Act incorporating their claims in the above referenced demand letter. The Company filed a notice of removal from the Circuit Court of Cook County, Illinois and has also moved to consolidate the cases, which has been granted by the Court. In December 2022, the Company reached a settlement with both Ehlers and Lulloff, for $0.8 million and $0.5 million, respectively. As of December 31, 2022, the Company recorded the aforementioned settlement liabilities within Other accrued liabilities on the Consolidated Balance Sheet. As of December 31, 2023, the Company paid the settlement in full to both Ehlers and Lulloff.
Indemnification Agreements
In June 2020, the Company entered into a new directors’ and officers’ liability insurance policy, which has been renewed annually and expires in July 2024. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments
At December 31, 2023, the Company had four outstanding letters of credit totaling $1.9 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.8 million at December 31, 2023 related to these letters of credit and cash held in escrow due to a customer agreement.
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
The Company was also party to a supply agreement with SAME which expired effective December 31, 2022, for the exclusive purchase and distribution of engines around the world, with the exception of China (including Hong Kong, Macao and Taiwan), within the forklift market. The agreement included minimum purchase commitments which has no financial impact or monetary penalties for not meeting minimum purchases.

Note 11.    Income Taxes
Income tax expense was as follows:

(in thousands)	For the Year Ended December 31,
	2023	2022
Current tax expense
Federal	$61	$204
State	639	(89)
Total current tax expense	$700	$115

Deferred tax expense
Federal	$64	$(71)
State	136	260
Total deferred tax expense	200	189
Total tax expense	$900	$304
The Company made net cash payments for income taxes of $0.6 million in 2023, while it received net cash refunds for income taxes of $3.0 million in 2022.
A reconciliation between the Company’s effective tax rate on income before income taxes and the statutory tax rate is as follows:

(in thousands)	For the Year Ended December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$5,713	21.0%	$2,430	21.0%
State income tax, net of federal benefit	1,486	5.5%	140	1.2%
Other permanent differences	22	0.1%	88	0.7%
Research and development tax credits	(601)	(2.2)%	(393)	(3.4)%
Other tax credits	277	1.0%	(612)	(5.3)%
Tax reserve reassessment	158	0.6%	79	0.7%
Change in valuation allowance	(5,366)	(19.7)%	(497)	(4.3)%
Return adjustment	(673)	(2.5)%	(1,147)	(9.9)%
Other, net	(116)	(0.5)%	216	1.9%
Income tax expense	$900	3.3%	$304	2.6%
For the years ended December 31, 2023 and 2022, the Company recognized pretax income of $27.2 million and $11.6 million, respectively.
The Company generates R&D tax credits as a result of its R&D activities, which reduce the Company’s effective income tax rate. In general, these credits are general business credits and may be carried forward up to 20 years to be offset against future taxable income. The income tax expense for 2023 primarily related to federal and state income taxes offset by R&D credits and a reduction in the valuation allowance against deferred tax assets.

Significant components of deferred income tax assets and liabilities consisted of the following:

(in thousands)	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$18,067	$25,541
Capital loss carryforwards	195	194
Research and development credits	6,167	5,565
Other state credits	2,244	3,671
Inventory	2,569	2,407
Allowances and bad debts	1,646	1,195
Accrued warranty	5,165	6,048
Accrued wages and benefits	353	1,294
Other accrued expenses	6,505	5,749
Stock-based compensation	240	188
Capitalized research and development costs	8,078	4,658
163(j) disallowed interest	2,868	1,343
Contract liabilities	698	1,057
Operating lease liability	7,917	2,820
Other	804	1,685
Total deferred tax assets	63,516	63,415
Valuation allowance	(54,314)	(59,680)
Total deferred tax assets, net of valuation allowance	$9,202	$3,735

Deferred tax liabilities:
ROU operating lease asset	$(7,274)	$(2,612)
Intangible amortization	(1,006)	(110)
Depreciation on property, plant and equipment	(2,400)	(2,291)
Total deferred tax liabilities	$(10,680)	$(5,013)

Net deferred tax liability	$(1,478)	$(1,278)
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
The Company evaluated the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. As a result of this evaluation, the Company concluded that the negative evidence outweighed the positive evidence and that a full valuation allowance should be maintained against its net deferred tax assets as of December 31, 2023 and 2022. The Company’s net deferred tax liability of $1.5 million and $1.3 million as of December 31, 2023 and 2022, respectively, represents the deferred tax liability related to indefinite-lived assets which cannot serve as a source of income for the realization of deferred tax assets that are not indefinite-lived.
As of December 31, 2023, the Company has, on a tax-effected basis, $8.4 million in R&D and state tax credit carryforwards which begin to expire in 2024. The Company has $10.3 million and $7.6 million of federal and state (tax effected, net of federal tax benefit) net operating loss carryforwards, respectively, that are available to offset taxable income in the future. The state net operating loss carryforwards begin to expire in 2026. The federal net operating loss carryforwards do not expire.

The change in unrecognized tax benefits excluding interest and penalties were as follows:

(in thousands)	For the Year Ended December 31,
	2023	2022
Balance at beginning of year	$1,660	$1,588
Additions based on tax positions related to the current year	117	74
Additions for tax positions of prior years	43	5
Reduction for tax positions of prior years	(1)	$(7)
Balance at end of year	$1,819	$1,660
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax expense. As of December 31, 2023 and 2022, the amount accrued for interest and penalties was not material. The Company reflects the liability for unrecognized tax benefits as Other noncurrent liabilities in its Consolidated Balance Sheets. The amounts included in “reductions for tax positions of prior years” represent decreases in the unrecognized tax benefits relating to expiration of the statutes during each year shown.
As of December 31, 2023, the Company believes the liability for unrecognized tax benefits, excluding interest and penalties, could decrease by an immaterial amount in 2024 due to lapses in the statute of limitations. Due to the various jurisdictions in which the Company files tax returns, it is possible that there could be other changes in the amount of unrecognized tax benefits in 2024, but the amount cannot be estimated. Unrecognized tax benefits that, if recognized, would affect the effective tax rate are not expected to be material.
With few exceptions, the major jurisdictions subject to examination by the relevant tax authorities and open tax years, stated as the Company’s fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2014	to	2023
U.S. States	2013	to	2023
Canada	2019	to	2020
The Company is currently under federal income tax audit for tax years 2014, 2015 and 2016. The Company is currently under Illinois income tax audit for tax years 2013, 2014, 2015 and 2016.
Note 12.    Stockholders’ Deficit
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2021	23,117	191	22,926
Net shares issued for stock awards	—	(25)	25
Balance as of December 31, 2022	23,117	166	22,951
Net shares issued for stock awards	—	(17)	17
Balance as of December 31, 2023	23,117	149	22,968
Preferred Stock
The Company is authorized to issue 5,000,000 shares of Preferred stock, par value $0.001 per share. The Preferred stock may be designated into one or more series as determined by the Board. As of December 31, 2023, the Board had authorized two series of Preferred stock. At December 31, 2023 and 2022, there were no shares of Preferred stock outstanding.
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
As of December 31, 2023, the Company had 394,516 shares available for issuance of future awards. To date, the Company’s granted awards have generally been either RSAs or SARs.
SAR awards are typically share settled except for certain executives which are settled in cash. Share settlement entitles the recipients to receive, upon exercise, a number of shares of Common Stock equal to (i) the number of shares for which the SAR is being exercised multiplied by the value of one share of Common Stock on the date of exercise (determined as provided in the SAR award agreement), less (ii) the number of shares for which the SAR is being exercised multiplied by the applicable exercise price, divided by (iii) the value of one share of Common Stock on the date of exercise (determined as provided in the SAR award agreement). The exercised SAR is to be settled only in whole shares of Common Stock, and the value of any fractional share of Common Stock is forfeited. Cash settled awards are recognized in the Consolidated Statement of Financial Position as a liability and adjusted each reporting period for changes in share value until the settlement of the award.
RSA grants represent Common Stock issued subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions.
Both SAR awards and RSA grants are time-based awards that generally vest over a 2 to 3-year vesting schedule (except grants to members of the Board which have a 1-year vesting schedule). SAR awards generally have a term of 10 years. Compensation expense for recipients of these time-based awards is recognized on a straight-line basis over the vesting period from the date of grant. The Company accounts for forfeitures as they occur rather than apply an estimated forfeiture rate. Stock-based compensation expense is primarily recorded in Selling, general and administrative expenses in the Consolidated Statements of Income.
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
The following table represents stock-based compensation expense and the related income tax benefits:

(in thousands)	For the Year Ended December 31,
	2023	2022
Stock-based compensation expense	$151	$385
Income tax benefit	$—	$87
SAR Awards
The Company granted 101,663 SAR awards in 2023, and granted 159,217 SAR awards in 2022. The SAR awards granted for the year ended December 31, 2023 were all liability classified awards and remained outstanding. As of December 31, 2023, the weighted-average remaining contractual term for these awards was 9.32 years, the aggregate intrinsic value was zero and the unrecognized compensation expense was $0.1 million. The assumptions used for determining the fair value of the SARs included the following:

	For the Year Ended December 31,
	2023	2022
Market closing price of the Common Stock	$2.05	$3.00
Exercise price	$2.99	$3.00
Range of risk-free interest rates	3.8%	2.1% - 3.3%
Weighted-average volatility	88.5%	88.4%
Range of volatilities	88.5% - 89.4%	84.6% - 89.0%
Expected term	5.00 years	5.00 years
Dividend yield	—%	—%
Weighted-average grant date fair value	$1.33	$1.40

SAR activity for awards classified in equity consisted of the following:

Number of Shares under SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	130,520	$7.87	6.18	$—
Granted	159,217	4.83		—
Exercised	—	—		—
Forfeited	(78,074)	5.74		—
Expired	(83,551)	6.58		—
Outstanding at December 31, 2022	128,112	6.22	7.07	52
Granted	—	—		—
Exercised	—	—		—
Forfeited	—	—		—
Expired	(2,250)	11.25		—
Outstanding at December 31, 2023	125,862	6.13	6.14	$3

Exercisable at December 31, 2022	58,217	$9.78	4.49	—
Exercisable at December 31, 2023	94,914	$7.04	5.45	1
The total fair value of SARs that vested during 2023 and 2022 was $0.1 million and $0.2 million, respectively. The total aggregate intrinsic value of SARs that vested during both 2023 and 2022 was $0.1 million. Unrecognized compensation expense related to SARs as of both December 31, 2023 and 2022 was $0.1 million. As of December 31, 2023, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 2.17 years.
Restricted Stock Awards
Restricted stock activity consisted of the following:

	Shares	Weighted-Average Grant Date Fair Value
December 31, 2021	33,246	$12.96
Granted	20,000	1.80
Forfeited	—	—
Vested	(26,623)	8.83
Balance as of December 31, 2022	26,623	$8.70
Granted	15,000	2.27
Forfeited	(7,834)	3.63
Vested	(18,389)	9.63
Balance as of December 31, 2023	15,400	$3.91
The total grant date fair value of restricted stock that vested during 2023 and 2022 was $0.1 million and $0.2 million, respectively. The total aggregate intrinsic value of restricted stock that vested during both 2023 and 2022 was less than $0.1 million. Unrecognized compensation expense related to RSAs as of December 31, 2023 and 2022 was less than $0.1 million and $0.1 million, respectively. As of December 31, 2023, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 0.53 years.
Note 14.    Earnings Per Share
The Company computes basic earnings per share by dividing net income by the weighted-average common shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings per share for 2023 and 2022.

The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share basis)	For the Year Ended December 31,
	2023	2022
Numerator:
Net income – basic and diluted	$26,306	$11,270

Denominator:
Shares used in computing net income per share
Weighted-average common shares outstanding - basic	22,960	22,938
Effect of dilutive securities	13	10
Weighted-average common shares outstanding – diluted	22,973	22,948

Earnings per common share
Earnings per share of common stock – basic	$1.15	$0.49
Earnings per share of common stock – diluted	$1.15	$0.49
The aggregate number of shares excluded from the diluted earnings per share calculations because they would have been anti-dilutive were 0.1 million shares in both 2023 and 2022. For the twelve months ended December 31, 2023 and 2022, SARs and RSAs were not included in the diluted earnings per share calculations as they would have been anti-dilutive because the Company’s average stock price was less than or equal to the exercise price of the SARs or the grant price of the RSAs.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
As a result of management’s review of the Company’s financial and accounting records and the other work completed by the management team and its advisers, management concluded that, as of December 31, 2023, that the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There has been no change in the internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference herein from the 2024 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2023. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
See also Information about the Company’s Executive Officers in Part I of this Annual Report on Form 10-K.
The Company has adopted a code of business conduct and ethics that is applicable to its directors, officers and employees and is available on its website under the “Governance Documents/Committee Charters” tab within the “Governance” subsection of the “Investors” section of its website at https://investors.psiengines.com/committee-chartersgovernance-documents. The Company intends to include on its website any amendments to, or waivers from, a provision of the code of ethics that applies to its principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition contained in Item 406(b) of Regulation S-K.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference herein from the 2024 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2023. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference herein from the 2024 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2023. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference herein from the 2024 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2023. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference herein from the 2024 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2023. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
2.1	†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213
2.2		Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944
3.1		Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543
3.2		Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944
3.3		Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944
3.4		Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944
4.1		Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944
10.1	††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213
10.2	††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944
10.3	††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944
10.4	††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944
10.5		Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944
10.6		Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944
10.7		Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944
10.8		First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.9		Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944
10.10	†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944
10.11		Asset Purchase Agreement dated as of May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944
10.12		Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944
10.13		Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944
10.14	†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944
10.15		Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944
10.16	††	Employment Agreement, dated June 15, 2017, by and between Power Solutions International, Inc. and John P. Miller.	8-K/A	10.1	06/21/2017	001-35944
10.17	††	Employment Agreement, dated November 28, 2017, by and between Power Solutions International, Inc. and Kenneth Winemaster.	8-K	10.1	12/04/2017	001-35944
10.18		Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944
10.19		Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944
10.20		First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944
10.21		Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944
10.22	††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944
10.23		First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944
10.24		Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944
10.25		Employment Agreement, dated as of February 15, 2021, between the Company and Lance Arnett	8-K	10.1	02/16/2021	001-35944
10.26		Separation Agreement and Release, dated as of February 15, 2021, between the Company and John P. Miller	8-K	10.2	02/16/2021	001-35944
10.27		Retirement Agreement and Release, dated as of December 14, 2021, between the Company and Kenneth Winemaster	8-K	10.1	12/17/2021	001-35944
10.28		Shareholder’s Loan Agreement, dated as of December 10, 2021, between the Company and Weichai America Corp.	8-K	10.1	12/16/2021	001-35944
10.29		Second Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 25, 2022, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2022	001-35944
10.30		Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.2	03/28/2022	001-35944
10.31		First Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.3	03/28/2022	001-35944
10.32		Addendum # 11, dated as of July 1, 2022 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.4	07/25/2022	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.33		Employment Agreement, effective as of August 29, 2022, by and between Kenneth Li and Power Solutions International, Inc.	8-K	10.1	08/29/2022	001-35944
10.34		Employment Agreement, effective as of September 16, 2022, between PSI and Sidong Shao	8-K	10.1	09/22/2022	001-35944
10.35	* ††	Description of Long-Term Incentive Plan
10.36		First Amended and Restated Shareholder’s Loan Agreement, dated as of November 29, 2022, between the Company and Weichai America Corp.	8-K	10.1	12/02/2022	001-35944
10.37		Third Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 24, 2023, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/30/2023	001-35944
10.38		Third Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.2	03/30/2023	001-35944
10.39		First Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.3	03/30/2023	001-35944
10.40		Second Amendment to Strategic Collaboration Agreement, dated as of March 22, 2023, by and between the Company and Weichai Power.	8-K	10.1	03/27/2023	001-35944
10.41		Employment Agreement, dated as of April 24, 2023, between the Company and Constantine Xykis.	8-K	10.1	04/25/2023	001-35944
10.42		Second Amended and Restated Shareholder’s Loan Agreement, dated as of May 12, 2023, between the Company and Weichai America Corp.	8-K	10.1	05/17/2023	001-35944
10.43		Addendum # 12, dated as of June 8, 2023 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	06/13/2023	001-35944
10.44		Second Amended and Restated Shareholder’s Loan Agreement, dated as of November 29, 2023, between the Company and Weichai America Corp.	8-K	10.1	12/06/2023	001-35944
21.1	*	Subsidiaries of Power Solutions International, Inc.
23.1	*	Consent of BDO USA, P.C.
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
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
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2024.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2024.

Signature	Title

/s/ Dino Xykis	Chief Executive Officer
Dino Xykis	(Principal Executive Officer)

/s/ Xun Li	Chief Financial Officer
Xun Li	(Principal Financial and Accounting Officer)

/s/ Jiwen Zhang	Chairman of the Board and Director
Jiwen Zhang

/s/ Shaojun Sun	Director
Shaojun Sun

/s/ Fuzhang Yu	Director
Fuzhang Yu

/s/ Gengsheng Zhang	Director
Gengsheng Zhang

/s/ Kenneth W. Landini	Director
Kenneth W. Landini

/s/ Frank P. Simpkins	Director
Frank P. Simpkins

/s/ Hong He	Director
Hong He