Form 10-K/A
period 2023-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2024-04-29
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery pursuant to §
240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). YES ☐ NO ☒
The aggregate market value of 5,572,344 shares of the registrant’s common stock, par value $0.001 per share (the “Common Stock”) held by non-affiliates
of the registrant as of June 30, 2023 was $15.6 million based on the last reported sale price on the over-the-counter
(“OTC”) market on June 30, 2023 (although the total market capitalization of the registrant as of such date was approximately $64.1 million.) Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be a
f
filiates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 24, 2024, there were 22,969,234 outstanding shares of the Common Stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
BDO USA, LLP	Chicago, IL	#243

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form
10-K/A
amends the Annual Report on Form
10-K
for the year ended December 31, 2023 of Power Solutions International, Inc. (“PSI” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “Original
10-K”)
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
The information included herein as required by the Part III Disclosure is more limited than what is required to be included in the definitive proxy statement to be filed in connection with PSI’s 2024 Annual Meeting of Stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by the Part III Disclosure.
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
Except for the information described above, the Company has not modified or updated disclosures provided in the Original
10-K
in this Amendment. Accordingly, this Amendment does not reflect events occ ur
ring after the filing of the Original
10-K
or modify or update those disclosures affected by subsequent events, except as noted herein. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original
10-K
was filed.

-i-

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment to the Annual Report on Form 10-K (“2023 Annual Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements subject to a number of risks, uncertainties and assumptions that may cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements.

The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation; the factors discussed in Item 1A. Risk Factors in the Original 10-K; the impact of the macro-economic environment in both the U.S. and internationally on our business and expectations regarding growth of the industry; uncertainties arising from global events (including the Russia-Ukraine and Israel-Hamas conflicts), natural disasters or pandemics, and their impact on material prices; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risk involving potential security lapses and/or cyber-attacks; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports; the impact of supply chain interruptions and raw material shortages, including compliance disruptions such as the Uyghur Forced Labor Prevention Act delaying goods from China; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; the potential effects of damage to our reputation or other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights or other laws; any negative impacts from delisting of the Company’s Common Stock from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange; and the impact of unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities.

The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The following table and biographical summaries set forth, with respect to each member of the Board of Directors for the Company (the “Board”) as of April 24, 2024, his committee membership, his age, the year in which he first became a director of the Company, and whether or not Weichai America Corp. (“Weichai America”), a wholly-owned subsidiary of Weichai Power Co., Ltd (“Weichai Power”) (Weichai America and Weichai Power, herein together referred to as “Weichai”) designated such director to serve on the Board pursuant to the Investor Rights Agreement (as described in the “Related Person Transactions” section in this Amendment) entered into by the Company and Weichai:

Name	Position	Committee	Age	Director Since	Weichai Designee
Jiwen Zhang	Chairman of the Board	Strategic (Chair)	53	2023	Yes
Shaojun Sun, Ph.D.	Director	Compensation; Nominating (Chair)	58	2017	Yes
Gengsheng Zhang	Director	Nominating; Strategic	56	2022	Yes
Kenneth W. Landini	Director	Audit	67	2001	No
Frank P. Simpkins	Director	Audit (Chair); Nominating; Strategic	61	2017	No
Hong He	Director	Audit; Compensation (Chair)	55	2019	No
Fuzhang Yu	Director	Compensation	37	2023	Yes

Jiwen Zhang	Age: 53	Chairman of the Board
PSI Committee:
• Strategic Committee (Chair)

Biography: Mr. Jiwen Zhang has served as a director and Chairman of the Board of the Company since March 29, 2023. Mr. Zhang also has served as the Chair of the Strategic Committee since May 4, 2023.

Mr. Jiwen Zhang has served as Chairman and Chief Executive Officer of Weichai America, which focuses on researching and developing a full line of off-road natural gas engines and engine components, since February 2023. Weichai America is a wholly owned subsidiary of Weichai Power, a publicly traded company on the Hong Kong Stock Exchange and the Shenzhen Stock Exchange. Mr. Jiwen Zhang has over twenty years of experience in the engine industry. From January 2013 to December 2022, Mr. Jiwen Zhang served as President of Kohler Power Systems, a multinational company located in Wisconsin, which specialized in diesel and gaseous generators, and was responsible for oversight of the global business operations. Prior to this, Mr. Jiwen Zhang served as Managing Director Commercial of Fiat Powertrain APAC from September 2010 to December 2012, Vice President of Volvo Penta Region Asia from May 2002 to August 2010, and Customer Service General Manager of a Caterpillar distributor Lei Shing Hong machinery from September 1994 to April 2002.

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

Shaojun Sun, Ph.D.	Age: 58	PSI Committees:
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

Dr. Sun serves as Vice President of Shandong Heavy Industry Group Co., Ltd. (“SHIG”), a leading automobile and equipment manufacturing group since 2021. Dr. Sun has been an Executive Director since December 2002 and was an Executive President from October 2007 to November 2021 of Weichai Power, a publicly traded company on the Hong Kong and the Shenzhen Stock Exchange and leading global designer and manufacturer of diesel engines. Dr. Sun also served as a Director of Weichai Group Holdings Limited (the “Weichai Group”), a multi-field and multi-industry international group from 2007 to 2021, and Chairman of Shandong Weichai Import and Export Co., Ltd., a wholesale distributor of industrial machinery and equipment. On January 1, 2019, Dr. Sun was appointed a Director of Ballard Power Systems Inc., a publicly traded company on the NASDAQ and Toronto Stock Exchanges that builds fuel cell products. Dr. Sun joined Weifang Diesel Engine Factory in 1988 and held various supervisory positions as a Chief Engineer of Weifang Diesel Engine Factory, and Director of Torch Automobile Group Co., Ltd.

Dr. Sun holds a Master’s degree from Beihang University and a Doctorate degree in Engineering from Tianjin University. Dr. Sun serves on the Board as a Weichai designee.

Dr. Sun brings to the Board extensive managerial experience and leadership gained through his executive roles at leading engine manufacturers.

Gengsheng Zhang	Age: 56	PSI Committees:
• Nominating Committee
• Strategic Committee

Biography: Mr. Gengsheng Zhang has served as a director of the Company since September 16, 2022. In addition, he serves as a member of the Nominating Committee and the Strategic Committee.

Mr. Gengsheng Zhang has served as Vice General Manager of SHIG since July 2023. Previously, he served as Director of International Cooperation and Business Synergy Department for SHIG from March 2022 to June 2023. Mr. Zhang previously served as Deputy General Manager of Weichai Group, a multi-field and multi-industry international group which owns six business segments of powertrain, intelligent logistics, automotive, construction machinery, luxury yacht, and finance & after-services, from August 2020 to March 2022. Prior to Weichai Group, he served as Assistant General Manager of Weichai Group (and later as Deputy General Manager) and Chairman and Chief Executive Officer of SHIG India Pvt Ltd., a subsidiary of SHIG, from December 2019 to August 2020. Prior to that, he served as Assistant General Manager of Weichai Group and General Manager of Shandong Weichai Import & Export Company, from May 2012 to December 2019. Prior to that, he served as Director of Weichai International Service Department from October 2005 to May 2012. Earlier in his career, Mr. Gengsheng Zhang was employed in various leadership and engineering roles at manufacturing organizations.

Mr. Gengsheng Zhang earned a Bachelor’s degree in Engineering from Shandong Polytechnic University in 1990 and an EMBA from China-Europe International Business School in 2014. Mr. Gengsheng Zhang serves on the Board as a Weichai designee.

Mr. Gengsheng Zhang brings to the Board in-depth management experience in manufacturing and engineering.

Kenneth W. Landini	Age: 67	PSI Committees:
• Audit Committee

Biography: Mr. Landini has served as a director of the Company since 2001 and assisted in the development and growth of the Company’s business since 1985. Mr. Landini is a member of the Audit Committee. From August 7, 2017 to January 19, 2021, Mr. Landini was the Chair of the Compensation Committee. He also served as a member of the Nominating Committee from April 2017 to January 19, 2021.

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

Frank P. Simpkins	Age: 61	PSI Committees:
• Audit Committee (Chair)
• Nominating Committee
• Strategic Committee

Biography: Mr. Simpkins has served as a director of the Company since July 13, 2017. Mr. Simpkins is the Chair of the Audit Committee and is also a member of the Nominating Committee and the Strategic Committee.

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

Mr. Simpkins serves on the Board of Trustees at Seton Hill University, Greensburg and previously served on the Board of Trustees of Pennsylvania State University, New Kensington. Mr. Simpkins has served on the Advisory Board of Anovion, an advanced battery materials business in North America for synthetic graphite anode materials since September 2022. Mr. Simpkins has been a member of the Board of Directors of EXRO Technologies since July 2023 and is also the Chair of the Audit Committee and a member of the Nominating and Governance Committee.

He holds a Bachelor of Science degree in Accounting from Pennsylvania State University. Mr. Simpkins qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial public-company reporting experience gained from his roles as Chief Financial Officer during his career.

Mr. Simpkins brings to the Board significant management experience, as well as his experience as a Chief Financial Officer.

Hong He	Age: 55	PSI Committees:
• Audit Committee
• Compensation Committee (Chair)

Biography: Mr. He has served as a director of the Company since November 14, 2019. Mr. He is the Chair of the Compensation Committee and is also a member of the Audit Committee.

Mr. He has served as Director, Financial Planning & Analysis for CytomX Therapeutics (“CytomX”), a NASDAQ-listed biotechnology company, since February 2021, and previously served as a Consultant to CytomX beginning in February 2020. Previously, Mr. He served as Director of Finance and Reporting for Blackthorn Therapeutics, a clinical-stage biotechnology company, from June 2019 to December 2019. Prior to that, Mr. He served as the Head of Finance at GenapSys, Inc. from 2018 until May 2019. From 2014 until 2018, Mr. He was the Finance Director of SciClone Pharmaceuticals, Inc., a NASDAQ-listed specialty pharmaceutical company with its main operations in China. From January to June 2014, Mr. He served as Vice President of Finance and the Controller of Augmedix, Inc., a privately held technology-enabled medical documentation company. From October 2011 to December 2013, Mr. He was employed as Vice President of Finance at Baidu Leho.com, a private company backed by Baidu, a NASDAQ- listed company.

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

Mr. He brings to the Board substantial financial and managerial experience gained through leadership roles at public companies.

Fuzhang Yu	Age: 37	PSI Committee:
• Compensation Committee

Biography: Mr. Yu has served as a director of the Company since July 2023. In addition, Mr. Yu is a member of the Compensation Committee.

Mr. Yu has served as Director of the Overseas Finance Department of Weichai Group since May 2023 and Vice Director from January 2023 to May 2023. Prior to that, Mr. Yu served as Chief Financial Official of Shaanxi Hande Axle Co., Ltd, a leading commercial vehicle axle manufacturer in China from February 2021 to January 2023. From February 2019 to February 2021, Mr. Yu served as Chief Financial Officer of Weichai Ballard Co., Ltd (“Weichai Ballard”), a joint venture of Weichai Power and Ballard Power Systems Inc. Prior to his role at Weichai Ballard, Mr. Yu served in various leadership roles in the Finance Department at Weichai Power from January 2009 to February 2019.

Mr. Yu earned his Bachelor’s degree in Management from Beijing Forestry University, China in 2009. Mr. Yu is a China certified public accountant.

Mr. Yu brings to the Board extensive accounting experience as well as management experience through his roles at engine manufacturers.

Executive Officers

The following table sets forth certain information with respect to the Company’s executive officers as of April 24, 2024.

Name	Age	Executive Officer Since	Present Position with the Company
C. (Dino) Xykis	65	2021	Chief Executive Officer; Chief Technical Officer
Xun (Kenneth) Li	54	2022	Chief Financial Officer
Randall Lehner	52	2024	General Counsel

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

Mr. Xykis holds a Bachelor’s degree in Structural Engineering, a Master’s degree in Vibration/Dynamics, and a Ph.D. in Structural/Applied Mechanics from the University of Minnesota, Minneapolis.

Xun (Kenneth) Li was appointed as the Chief Financial Officer on August 26, 2022. Mr. Li is an accomplished executive who has more than 20 years of professional experience in the areas of finance, accounting, financial planning and analysis, internal controls and strategy, among others. Most recently, Mr. Li served as chief financial officer for ND Paper, a leading pulp, packaging and paper company, from 2020 to August 2022, where he was a member of the executive leadership management team with primary responsibility for finance, accounting, tax, auditing, treasury, risk management, internal audit, and strategic planning, among other areas, and served as a strategic advisor to the chief executive officer. Prior to this role, Mr. Li was with Caterpillar Inc., a publicly traded company on the NYSE (“Caterpillar”), from 2008 through 2020, where he served in various financial leadership positions, the most recent of which was chief financial officer of the global mining machine product group from 2013 to 2020. Prior to Caterpillar, Mr. Li was with Ford Motor Company, a publicly traded company on the NYSE, where he held finance leadership roles of increasing responsibility, from 2003 to 2008.

Mr. Li holds a Master of Business Administration with high distinction and a Master of Science degree in Accounting, both from the University of Michigan. He also holds a Master of Science degree in Mechanical Engineering from the University of Oklahoma and a Bachelor of Science degree in Mechanical Engineering from Shanghai JiaoTong University. Mr. Li is also a Certified Public Accountant.

Randall Lehner was appointed as the General Counsel effective March 4, 2024. Mr. Lehner is an accomplished and strategic legal advisor who has more than 25 years of legal experience in the areas of regulatory compliance, internal controls, and dispute resolution, among others. Most recently, from May 2020 to February 2024, Mr. Lehner served as Associate General Counsel and Deputy General Counsel at Guaranteed Rate, Inc., a leading mortgage company, where he was a member of the leadership management team with primary responsibility for litigation and risk management. Prior to this role, from 2015 through 2020, Mr. Lehner was a partner with Kelly, Drye & Warren, LLP, where his practice focused on commercial litigation, regulatory and internal investigations and government enforcement actions. Prior to Kelly, Drye & Warren, LLP, from 1997 to 2014, Mr. Lehner worked at several other prestigious law firms.

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

To the Company’s knowledge, including PSI’s review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2023, all Section 16(a) filing requirements were satisfied on a timely basis, except the following reports: (i) one Form 4 filed on August 7, 2023 (reporting one transaction) for Gary Winemaster; (ii) one Form 4 filed on August 23, 2023 (reporting three transactions) for Gary Winemaster; (iii) one Form 4 filed on September 6, 2023 (reporting eight transactions) for Gary Winemaster; (iv) one Form 4 filed on January 16, 2024 (reporting one transaction) for Frank Simpkins; (v) one Form 4 filed on January 16, 2024 (reporting one transaction) for Kenneth Landini, and (vi) one Form 4 filed on January 16, 2024 (reporting one transaction) for Hong He. Each late filing was due to inadvertent administrative error.

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

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of PSI’s employees, officers and directors, including those officers responsible for financial reporting. The Code of Ethics is available on the Company’s website at www.psiengines.com under “Investors” and then “Governance.” The information on our website is not part of this Amendment and is not deemed to be incorporated by reference herein.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

The named executive officers for the year ended December 31, 2023, were:

•	C. (Dino) Xykis, Chief Executive Officer and Chief Technical Officer; former Interim Chief Executive Officer;

•	Xun (Kenneth) Li, Chief Financial Officer; and

•	Junhua Gu, Interim General Counsel.

Executive Team Transitions

General Counsel Transition

As previously disclosed, on March 1, 2024, the Board appointed Randall Lehner as General Counsel, effective March 4, 2024, succeeding Junhua Gu who had been serving in an interim role since June 2022.

Summary Compensation Table

The table below summarizes our named executive officers’ compensation for the services rendered to the Company, in all capacities, for the years ended December 31, 2023, and 2022.

Name and Principal Position	Year	Salary	Bonus(1)	Option/SAR Awards(2)	Nonequity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
C. (Dino) Xykis(5)	2023	$472,692	$317,681	$216,542	$383,827	$58,540	$1,449,282
Chief Executive Officer and Chief Technical Officer	2022	$358,866	$82,512	$28,397	$179,786	$53,390	$702,951
Xun (Kenneth) Li (6)	2023	$368,308	$72,273	—	$209,935	$10,314	$660,830
Chief Financial Officer	2022	$117,693	$33,776	$42,382	$46,685	$1,938	$242,474
Junhua Gu(7)	2023	$201,846	$43,312	—	$79,477	$8,071	$332,706
Interim General Counsel	2022	$188,077	$18,887	—	$39,302	$4,017	$250,283

(1)

The amounts reported for each named executive officer in this column for 2023 include (i) for Mr. Xykis: (a) $21,250 for his semi-monthly bonus payments for his services as the Company’s Interim Chief Executive Officer as described under “Employment Agreements with Named Executive Officers” below, (b) $56,970 for the payment of the 2023 LTI Plan, which is described below under “Long Term Incentive Plan”, and (c) $239,461 for discretionary bonus awarded by the Board; (ii) for Mr. Li: (a) $37,800 for the 2023 LTI Plan payment, and (b) $34,473 for discretionary bonus awarded by the Board; and (iii) for Ms. Gu: (a) $20,400 for the 2023 LTI Plan payment, and (b) $22,912 for discretionary bonus awarded by the Board.

(2)

The amount reported in the “Option/SAR Awards” column for 2023 reflects the grant date fair value of (i) an award of (x) 16,663 SARs granted to Mr. Xykis on April 25, 2023 and (y) 85,000 SARs granted to Mr. Xykis on April 25, 2023, each calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 13, Stock-Based Compensation, to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024, for the assumptions made in determining these values.

(3)

The amounts reported for each named executive officer in this column for 2023 represent their 2023 Key Performance Indicator (“KPI”) Plan, amounts. A description of the Company’s 2023 KPI plan is which is described below under “2023 Key Performance Indicator Plan;”

(4)

The reported amounts for 2023 in the “All Other Compensation” column include (i) for Mr. Xykis: (a) $2,286 for life insurance premiums, (b) $44,700 for automobile-related expenses (including an automobile and automobile lease allowances), (c) $1,654 for reimbursement of car insurance premiums and gross up of taxes related to the reimbursement, and (d) $9,900 for 401(k) matching contributions; (ii) for Mr. Li: (a) $414 for life insurance premiums, and (b) $9,900 for 401(k) matching contributions; and (iii) for Ms. Gu: (a) $270 for life insurance premiums, and (b) $7,801 for 401(k) matching contributions.

Employment Agreements with Named Executive Officers

C. (Dino) Xykis. In connection with Mr. Xykis’ appointment as Chief Executive Officer and Chief Technical Officer on April 24, 2023, Mr. Xykis and the Company entered into an employment agreement, effective April 24, 2023 (the “Xykis Employment Agreement”), which supersedes his previous employment-related agreements with the Company. The Xykis Employment Agreement provides for the following: (a) an annual base salary of $525,000; (b) eligibility to participate in any KPI plan, with a target opportunity equal to 70% of his base salary, or as generally determined by the Board for the overall KPI plan; (c) Mr. Xykis’ eligibility to participate in any LTI plan, with a target equal to 60% of his base salary, or as generally determined by the Board for the overall LTI plan; (d) subject to approval by the Compensation Committee, an award of 85,000 SARs with a strike price to be determined at the time of the Compensation

Committee’s approval and vesting in essentially three equal installments on the anniversary of the grant date, subject to Mr. Xykis’ continued employment in good standing as of each vesting date (which award was granted on April 25, 2023); (e) an automobile allowance of $1,975 per month towards his automobile lease, $1,750 per month towards the cost of gasoline for travel as long as Mr. Xykis commutes from his current home to the Company’s headquarters, and reimbursement for reasonable amounts spent on auto insurance for the leased vehicle capped at $2,500 per year; and (f) Mr. Xykis’ eligibility to participate in all Company employee benefit programs for which senior employees of the Company are generally eligible. If the Company terminates Mr. Xykis without cause (as defined in the Xykis Employment Agreement), in addition to payment of any accrued obligations, Mr. Xykis would be eligible to receive severance, subject to his execution and non-revocation of a general release of claims in favor of the Company, consisting of: (i) any determined, but unpaid, KPI or LTI bonus relating to the fiscal year prior to the fiscal year of termination; (ii) any prorated KPI or LTI bonus for the fiscal year in which his termination occurs once determined by the Board; (iii) 12 months of base salary continuation payments; and (iv) subject to his election to receive COBRA health insurance, payment by the Company of a proportional share of the premiums owed by Mr. Xykis as if he were still employed by the Company for 12 months. If Mr. Xykis is terminated for cause, any outstanding KPI bonus or LTI award, including any not yet paid for the fiscal year prior to the fiscal year of his termination, and any restricted stock units, unexercised stock options and SARs (whether vested or unvested) will be automatically forfeited. The Xykis Employment Agreement contains certain restrictive covenants, including an indefinite confidentiality provision and IP assignment provision, and non-competition and non-solicitation covenants applicable for one-year post-termination.

As stated above, and as previously disclosed, the Xykis Employment Agreement supersedes his prior employment-related agreements with the Company, including the letter agreement he and the Company entered into on June 15, 2022 related to his appointment as the Company’s Interim Chief Executive Officer, the terms of which were in addition to the terms of his employment agreement with the Company, dated March 15, 2021, that remained in full force and effect and continued to govern his role as the Company’s Chief Technical Officer. For purposes of Mr. Xykis’ 2022 compensation, the Interim Chief Executive Officer letter agreement provided that (i) in addition to his salary, he would receive a bonus paid semi-monthly in the amount of $5,000 per month from June 1, 2022 until such time as a successor Chief Executive Officer was appointed by the Board (the “Interim CEO Term”), subject to an aggregate minimum bonus payment of $25,000 on a pre-tax basis (the “Minimum Bonus Payment”), and (ii) that he was also eligible to receive an award of 3,333 SARs per month during the Interim CEO Term (the “SARs Award”), subject to certain conditions, with an initial award of 20,000 SARs (the “Minimum SARs Award”) as part of the SARs Award due to vest on the one-year anniversary of the grant date, subject to Mr. Xykis’ continued service with the Company through the vesting date. As the Interim CEO Term was greater than 6 months, pursuant to the terms of the letter agreement, Mr. Xykis also received any additional grant of 16,663 SARs as part of the SARs Award granted on April 25, 2023, which vests on the one-year anniversary of the grant date, subject to Mr. Xykis’ continued service with the Company through the vesting date.

Xun (Kenneth) Li. On August 29, 2022, Mr. Li entered into an employment agreement with the Company, effective August 29, 2022, related to his employment as Chief Financial Officer (the “Li Employment Agreement”). The Li Employment Agreement provides for (i) an annual base salary of no less than $360,000; (ii) a sign-on bonus of $20,000 (subject to reimbursement from Mr. Li if he voluntarily resigns within 1 year from the effective date of his employment); (iii) eligibility to participate in the Company’s KPI plan at a target amount equal to 50% of his base salary or as determined by the Board (with eligibility for 2022 on a prorated basis); (iv) eligibility to participate in the Company’s LTI plan with a target LTI bonus equal to 60% of his base salary or as generally determined by the Company for the overall LTI plan (with eligibility to participate in the stay portion of the LTI plan for 2022 on a prorated basis); and (v) eligibility to receive an award of 30,000 SARs with a strike price determined at the close of business on the day of the Compensation Committee’s approval (i.e., the grant date), vesting in four equal installments on the anniversaries of the grant date subject to Mr. Li’s continued employment with the Company through the vesting date (which award was granted on September 2, 2022). Pursuant to the Li Employment Agreement, Mr. Li is also eligible to participate in the Company’s employee benefit programs on the same basis as its other employees. In the event that Mr. Li’s employment is terminated by the Company without cause (as defined in the Li Employment Agreement), he will be entitled to receive (i) severance equal to his base salary for 6 months if his employment period is less than 48 months, and for 12 months if his employment period is 48 months or longer, subject to his execution and non-revocation of a general release in favor of the Company, and (ii) payment for any KPI bonus or LTI award related to the fiscal year in which the termination occurs, if any, which may be prorated based on when his termination date occurs during the fiscal year. If Mr. Li is terminated for cause (as defined in the Li Employment Agreement), any outstanding KPI bonus or LTI award, including any not yet paid for the fiscal year prior to the year of his termination, and any restricted stock units, unexercised stock options and SARs (whether vested or unvested) will be automatically forfeited. The Li Employment Agreement contains certain restrictive covenants, including an indefinite confidentiality provision and IP assignment provision, and non-competition and non-solicitation covenants applicable for one-year post-termination.

Long-Term Incentive Plan

The Company established an LTI Plan for the period January 1, 2023 to December 31, 2025. Pursuant to the LTI Plan, executives, including the named executive officers, are eligible to receive a target incentive amount (which target incentive amount is equal to 60% of the executive’s base salary), with (i) 50% of the target incentive amount to be received as an incentive that is not tied to performance conditions and (ii) the remaining 50% of the target incentive amount subject to the Company’s performance against a performance indicator based on net income over the three-year performance period. The 50% of the guaranteed target incentive amount (equal to 30% of the executive’s base salary) vests in equal annual installments as follows: (i) one-third vested on December 31, 2023 to be paid out in the first quarter of 2024; (ii) one-third vests on December 31, 2024 to be paid out in the first quarter of 2025; and (iii) one-third vests on December 31, 2025 to be paid out 30 days after 2025 audit results are approved by the Audit Committee. A full description of the Company’s LTI Plan is available at Exhibit 10.35, “Description of Long-Term Incentive Plan” to the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024.

2023 Key Performance Indicator Plan

The named executive officers were eligible to earn a cash incentive award for 2023 under the Company’s KPI plan established for 2023 (the “2023 KPI Plan”). For 2023, the annual target incentive opportunity for each named executive officer as a percentage of his or her base salary for the year was 70% for Mr. Xykis, 60% for Mr. Li, and 35% for Ms. Gu, with their individual cash incentive awards weighted as follows: (i) for Mr. Xykis, 80% was tied to Company performance relative to the Company performance metrics and 20% was tied to individual performance; and (ii) for Mr. Li and Ms. Gu, 70% was tied to Company performance relative to the Company performance metrics and 30% was tied to individual performance.

The following two separately weighted performance metrics were established as the Company’s performance metrics under the 2023 KPI Plan: (i) gross revenue and (ii) net income. Weightings, performance thresholds and payout ranges are shown in the table below with no payout earned for performance below the threshold. Set forth in the table below are the weightings, performance thresholds and payout ranges for each Company performance metric.

Performance Payout Threshold (interpolation used between these points)	Revenue (in millions) (40% of Goal)	Net Income (in millions) (60% of Goal)
0% of Target	$481	$8
100% of Target	$510	$13
150% of Target	$530	$16.5
200% of Target	$550	$20

The Company’s 2023 performance in relation to the 2023 KPI Plan’s Company performance metrics resulted in the Company’s performance metrics being achieved at approximately 120.0% of target, as shown below.

Performance Metric	Weighting (%)	2023 Actual Performance (in millions)	Earned (%)	Achieved (%)
Revenue	40%	$459	0%	0%
Net Income	60%	$26	200%	120%
Total Company Performance Achievement	100%			120%

Each named executive officer’s award under the 2023 KPI Plan is shown above in the “Nonequity Incentive Plan Compensation” column of the “Summary Compensation Table.”

OUTSTANDING EQUITY AWARDS AT 2023 YEAR-END

The table below shows outstanding SAR awards as of December 31, 2023, held by each named executive officer. No stock awards remained outstanding for any named executive officers as of December 31, 2023.

	Option/SAR Awards
Name	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable		Number of Securities Underlying Unexercised Options/ SARs (#) Unexercisable		Option/ SAR Exercise Price ($)	Option/SAR Expiration Date
C. (Dino) Xykis	1,500		—		11.25	February 22, 2026
	16,667	[1]	8,333	[1]	6.82	March 12, 2031
	228	[2]	114	[2]	6.50	March 18, 2032
	20,000	[3]	—		2.00	July 15, 2032
	—		16,663	[4]	2.99	April 25, 2033
	—		85,000	[5]	2.99	April 25, 2033
Xun (Kenneth) Li	7,500	[6]	22,500	[6]	2.00	September 2, 2032
Junhua Gu	—		—		—	—

(1)

The amount reported represents Mr. Xykis’ outstanding SAR award under the Company’s 2012 Incentive Compensation Plan, as amended and restated (the “2012 Plan”), effective March 12, 2021, which has the following vesting schedule: 8,333 of the SAR shares vested and became exercisable on March 15, 2022, 8,333 of the SAR shares vested and became exercisable on March 15, 2023, and 8,334 of the SAR shares vested and became exercisable on March 15, 2024.

(2)

The amount reported represents Mr. Xykis’ outstanding SAR award under the 2012 Plan, effective March 18, 2022, which vested and became exercisable in three equal installments on March 18, 2022, March 18, 2023 and March 18, 2024.

(3)	The amount reported represents Mr. Xykis’ outstanding SAR award under the 2012 Plan, effective July 15, 2022, which vested and became exercisable on July 15, 2023.
(4)	The amount reported represents Mr. Xykis’ outstanding SAR award under the 2012 Plan, effective March 25, 2023, which vested and became exercisable on April 25, 2024.
(5)

The amount reported represents Mr. Xykis’ outstanding SAR award under the 2012 Plan, effective March 25, 2023, which vests in three equal installments on April 25, 2024, April 25, 2025 and April 25, 2026.

(6)

The amount reported represents Mr. Li’s outstanding SAR award under the 2012 Plan, effective September 2, 2022, which vests and becomes exercisable in four equal installments on September 2, 2023, September 2, 2024, September 2, 2025 and September 2, 2026.

Potential Payments Upon Termination or Change in Control

As of December 31, 2023, the Company had employment agreements with Messrs. Xykis and Li that provided for payments upon termination without “cause.” Ms. Gu did not have any such agreement with the Company, however, pursuant to the 2023 KPI Plan, she would have been entitled to receive a prorated portion of her awards under the plan if terminated without cause. A summary of the payments that Messrs. Xykis’ and Li’s employment agreements provide for upon a termination without “cause” is summarized above under the heading, “Employment Agreements with Named Executive Officers.”

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

The company’s clawback policy also requires recoupment of excess compensation in the event earnings are subsequently restated.

Director Compensation

PSI directors generally receive the following compensation for their services as members of the Board:

•	A cash retainer of $50,000 per year;

•	An additional cash retainer of $25,000 per year to the Chairman of the Board and the Chair of the Audit Committee;

•	An additional cash retainer of $10,000 per year to the Chair of the Compensation Committee;

•	5,000 shares of restricted stock per year; and

•	Meeting fees of $1,500 per day for each Board and Committee meeting.

The Company also reimburses directors for necessary and reasonable travel and other related expenses incurred in connection with the performance of their official duties of attendance at each meeting of the Board or any Committee.

The table below summarizes the compensation paid to each director for their service on the Board for the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Fabrizio Mozzi(2)	$123,987		$123,987
Jiwen Zhang	$51,605	—	$51,605
Shaojun Sun	$66,725	—	$66,725
Frank P. Simpkins	$109,500	$11,350	$120,850
Kenneth W. Landini	$71,000	$11,350	$82,350
Hong He	$75,500	$11,350	$86,850
Gengsheng Zhang(3)	—	—	—
Lei Lei(4)	$52,860	—	$52,860
Fuzhang Yu(5)	—	—	—

(1)

Reflects the aggregate grant date fair value of restricted stock granted to Messrs. Simpkins, Landini and He on December 21, 2023, which will vest on July 10, 2024, and related to their 2023 Board service. The grant date fair value is computed in accordance with FASB ASC Topic 718. As of December 31, 2023 Messrs. Simpkins, Landini and He each had 5,000 outstanding shares of restricted stock.

(2)

On March 29, 2023, Mr. Mozzi resigned as Chairman and a member of the Board, effective as of that date, and Mr. Sun resigned from his position as Vice Chairman of the Board but continues to serve as a Board member.

(3)	Mr. Gengsheng Zhang was not paid for his 2023 Board and Committee services.
(4)

On July 25, 2023, Ms. Lei resigned from her position as a non-employee director on the Board. The amount reported for Ms. Lei in the table reflects her prorated Board compensation for her services as a non-employee director for a portion of 2023.

(5)

Mr. Fuzhang Yu was appointed to the Board effective July 25, 2023 and will continue to serve until the Company’s 2024 annual meeting of stockholders or until his successor is duly elected and qualifies. Mr. Fuzhang Yu was not paid for his 2023 Board and Committee services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s Common Stock as of April 24, 2024, by:

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

Beneficial ownership of Common Stock is based on 22,969,234 shares of Common Stock issued and outstanding as of April 24, 2024.

Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of Common Stock. Addresses for the beneficial owners are set forth in the footnotes to the table.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percent of Outstanding Common Stock
Directors:
Jiwen Zhang	—	—
Shaojun Sun, Ph.D.	—	—
Kenneth W. Landini	54,000	*
Frank P. Simpkins	35,000	*
Hong He	23,750	*
Gengsheng Zhang	—	—
Fuzhang Yu(2)	—	—
Executive Officers:

C. Dino Xykis(3)	21,056	*
Xun (Kenneth) Li(4)	833	*
Junhua Gu	—
All executive officers and directors as a group (11 individuals)(5)	134,639	*
Parties owning beneficially more than 5% of the outstanding shares:
Kenneth Winemaster(6)	2,211,274	9.6%
Neil Gagnon(7)	2,483,826	10.8%
Gary S. Winemaster(8)	3,318,279	14.5%
Weichai(9)	11,749,759	51.2%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each individual is 201 Mittel Drive, Wood Dale, Illinois 60191.
(2)	Mr. Yu was appointed during July 2023.
(3)

A stock appreciation right (“SAR”) granted under an equity compensation plan of the Company in respect of one or more shares of Common Stock generally entitles the holder thereof the right to receive, either in cash or Common Stock, as determined by the Compensation Committee in its discretion, an amount per share of Common Stock equal to the excess, if any, of (i) the fair market value of a share of Common Stock on the date the SAR is exercised, over (ii) the grant price of the SAR. As of April 24, 2024, the fair market value of a share of Common Stock was less than the grant price of each outstanding SAR awarded to Mr. Xykis except for 20,000 SARs that vested on July 15, 2023 with a subscription price of $2.00, which would result in the issuance of 2,222 shares of Common Stock if exercised on April 24, 2024.

(4)

As of April 24, 2024, the fair market value of a share of Common Stock was more than the grant price of 7,500 SARs vested on September 2, 2023 with a subscription price of $2.00, which would result in the issuance of 833 shares of Common Stock if exercised on April 24, 2024.

(5)	Includes all current officers and directors, including Randall Lehner.
(6)

According to the Form 4 filed with the SEC on May 16, 2019, Kenneth J. Winemaster beneficially owned 2,211,274 shares of Common Stock directly. Mr. Winemaster served as the Company’s Executive Vice President until January 1, 2022. Open market purchases or sales, if any, by Mr. Winemaster of Common Stock since the date that he ceased serving as the Company’s Executive Vice President are not known by the Company or reported in the table.

(7)

According to the Schedule 13G/A filed with the SEC on February 13, 2024, Neil Gagnon is the beneficial owner with respect to 2,483,826 shares of Common Stock, with sole voting power to 263,131 shares of Common Stock and sole dispositive power with respect to 263,131 shares of Common Stock. In addition, Mr. Gagnon has shared voting power over 2,180,622 shares of Common Stock and shared dispositive power over 2,220,695 shares of Common Stock. The business address of Mr. Gagnon is 1370 Ave. of the Americas, 24th Floor, New York, NY 10019.

(8)

According to the Schedule 13D/A filed with the SEC on August 7, 2023, Gary Winemaster is the beneficial owner with respect to 3,318,279 shares of Common Stock directly, which includes 676 shares of Common Stock owned by his spouse, with sole voting power to 3,317,603 shares of Common Stock and sole dispositive power with respect to 3,317,603 shares of Common Stock. In addition, Mr. Winemaster has shared voting power over 676 shares of Common Stock and shared dispositive power over 676 shares of Common Stock.

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

Equity Compensation Plan Information

The following table summarizes information regarding the securities that may be issued under the 2012 Plan as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	125,862	(1)	$6.13	(2)	394,516	(3)

Equity compensation plans not approved by security holders	—		—		—

Total	125,862		$6.13		394,516

(1)	Includes outstanding stock appreciation rights.
(2)	Represents the weighted average exercise price of outstanding stock appreciation rights.
(3)	Includes shares remaining available for issuance under the 2012 Plan as of December 31, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Related Person Transactions

Other than as described below, during the years ended December 31, 2023, and 2022, the Company did not enter into any related person transactions.

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

The Company is party to an uncommitted revolving credit agreement with Standard Chartered Bank dated March 26, 2021, as amended on March 26, 2021, March 25, 2022, March 23, 2023, and March 22, 2024 (the “Fourth Amended and Restated Credit Agreement”).

On December 28, 2020, the Company entered into a shareholder’s loan agreement with Weichai America, as amended on March 26, 2021, March 25, 2022 and March 24, 2023 (the “Amended First Shareholder’s Loan Agreement”). The Amended First Shareholder’s Loan Agreement provided the Company with a $130.0 million secured loan facility that expired on March, 2024. PSI had no borrowings under the Amended First Shareholder’s Loan Agreement.

On July 14, 2021, the Company entered into an additional Shareholder’s Loan Agreement with Weichai America, as amended on March 25, 2022 and May 15, 2023 (the “$25 Million Second Amended Shareholder’s Loan Agreement”). The $25 Million Second Amended Shareholder’s Loan Agreement provides the Company with a $25.0 million uncommitted facility that expires on May 20, 2024. Borrowings under the $25 Million Second Amended Shareholder’s Loan Agreement incur interest at the applicable Secured Overnight Financing Rate (“SOFR”) plus 4.05% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.05% per annum.

On December 10, 2021, the Company entered into an additional Shareholder’s Loan Agreement with Weichai America, as amended on November 29, 2022 and November 29, 2023 (the “$50 Million Second Amended Shareholder’s Loan Agreement”). The $50 Million Second Amended Shareholder’s Loan Agreement provides the Company with a $50.0 million uncommitted facility that expires on November 30, 2024. Borrowings under the $50 Million Second Amended Shareholder’s Loan Agreement bear interest at SOFR plus 4.05% per annum and can be used for general corporate purposes, except for certain legal expenditures.

On April 20, 2022, the Company entered into an additional shareholder’s loan agreement with Weichai America, as amended March 24, 2023 and March 22, 2024 (the “$30 Million Second Amended and Restated Shareholder’s Loan Agreement” together with the Amended First Shareholder’s Loan Agreement, the $25 Million Second Amended Shareholder’s Loan Agreement and the $50 Million Second Amended Shareholder’s Loan Agreement, will be referred to as the “Shareholder’s Loan Agreements”). The $30 Million Second Amended and Restated Shareholder’s Loan Agreement provides the Company with access to up to $30 million of credit, which matures on March 31, 2025. Borrowings under the $30 Million Second Amended and Restated Shareholder’s Loan Agreement will incur interest at bear interest at an annual rate equal to SOFR plus 4.05% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.05% per annum.

The Shareholder’s Loan Agreements are subject to customary events of default and covenants. The Company has covenanted to secure any amounts borrowed under the Shareholder’s Loan Agreements upon payment in full of all amounts outstanding under the Fourth Amended and Restated Credit Agreement. If the interest rate for any Shareholder Loan Agreement is lower than Weichai America’s borrowing cost, the interest rate for such loan shall be equal to Weichai America’s borrowing cost plus 1.0%. The Shareholder Loan Agreements are subordinated to the Fourth Amended and Restated Credit Agreement in all respects and any borrowing requests are subject to Weichai America’s discretionary approval.

As of December 31, 2023, PSI had no borrowings under the Amended First Shareholder’s Loan Agreement, $25 million of borrowings under the $25 Million Second Amended Shareholder’s Loan Agreement, $50 million of borrowings under the $50 Million Second Amended Shareholder’s Loan Agreement, and $19.8 million of borrowings under the $30 Million Second Amended and Restated Shareholder’s Loan Agreement.

In January 2022, PSI and Société Internationale des Moteurs Baudouin (“Baudouin”), a France-based marine engine manufacturing subsidiary of Weichai Power, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets, which resulted in $0.7 million of sales in 2023. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests.

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

Unless the Company avails itself of the “controlled company” status as discussed above, pursuant to NASDAQ listing standards, a majority of the members of the Board must qualify as “independent,” as affirmatively determined by the Board. In addition to the NASDAQ independence requirements, the Company also applies the independence guidelines set forth in its Corporate Governance Guidelines, which are available on the Company’s website at www.psiengines.com in the “Investors” section, under “Governance” which are substantially similar to the NASDAQ’s director independence requirements and “controlled company” exemptions. Consistent with this requirement, based on the review and recommendation of the Company’s Nominating Committee, the Board reviewed all relevant identified transactions or relationships between each of the Company’s directors, former directors, or any of their family members, and PSI, the Company’s senior management and the Company’s independent registered public accounting firm, and has affirmatively determined that each of Dr. Sun, Messrs. He, Landini, Simpkins, Gengsheng Zhang, and Yu, and former directors, Mr. Mozzi and Ms. Lei, meet the standards of independence under the applicable NASDAQ listing standards. In making this determination, the Board found Dr. Sun and Messrs. He, Landini, Simpkins, Gensheng Zhang, and Yu, and former directors Mr. Mozzi and Ms. Lei to be free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company. The Board has also determined that each member of its Audit Committee is independent under NASDAQ Rule 5605(a)(2). The Board found that Mr. Jiwen Zhang is not independent under the applicable NASDAQ listing standards.

Item 14.	Principal Accounting Fees and Services.

AUDIT-RELATED MATTERS

Independent Registered Public Accounting Firm Fees

The following table shows the fees for professional services rendered to us by BDO USA, LLP (“BDO”) for services in respect of the years ended December 31, 2023, and 2022.

	2023	2022
Audit Fees(1)	$1,309,528	$1,617,024
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$1,309,528	$1,617,024

(1)

Audit Fees: Audit fees for the fiscal years 2023 and 2022 include the aggregate fees incurred for the audit of the Company’s annual consolidated financial statements and to review interim quarterly consolidated financial information.

(2)	Audit-Related Fees: The Company did not engage BDO for any audit-related services during the 2023 and 2022 fiscal years.
(3)	Tax Fees: The Company did not engage BDO for any tax services during the 2023 and 2022 fiscal years.
(4)	All Other Fees: The Company did not engage BDO for any other services during the 2023 and 2022 fiscal years.

In accordance with its charter, the Audit Committee approved in advance all audit services provided by the Company’s independent registered public accounting firm for fiscal year 2023.

Pre-Approval Policy and Procedures

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

2.1†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213

2.2	Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543

3.2	Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944

3.3	Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944

3.4	Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944

4.1	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944

10.1††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213

10.2††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944

10.3††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944

10.4††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944

10.5	Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944

10.6	Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944

10.7	Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944

10.8	First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.
10.9	Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944

10.10†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944

10.11	Asset Purchase Agreement dated as of May 4, 2015, by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944

10.12	Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944

10.13	Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944

10.14†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944

10.15	Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944

10.16	Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944

10.17	Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944

10.18	First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944

10.19	Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944

10.20††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944

10.21	First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944

10.22	Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944

10.23	Shareholder’s Loan Agreement, dated as of December 10, 2021, between the Company and Weichai America Corp.	8-K	10.1	12/16/2021	001-35944

10.24	Second Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 25, 2022, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2022	001-35944

10.25	Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.2	03/28/2022	001-35944

10.26	First Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.3	03/28/2022	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.
10.27††	Employment Agreement, dated March 15, 2021, by and between Constantine Xykis And Power Solutions International, Inc.	10-K/A	10.32	05/02/2023	001-35944

10.28	Shareholder’s Loan Agreement, dated April 20, 2022, by and between the Company and Weichai America Corp.	8-K	10.1	04/21/2022	001-35944

10.29††	Interim CEO Letter Agreement, dated June 15, 2022, by and between the Company and Dino Xykis	8-K/A	10.1	06/21/2022	001-35944

10.30††	Separation Agreement and Release, dated June 26, 2022, by and between the Company and Lance Arnett	8-K	10.1	06/29/2022	001-35944

10.31	Addendum #11, dated as of July 1, 2022, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	07/25/2022	001-35944

10.32	Employment Agreement, dated August 29, 2022, by and between the Company and Kenneth Li	8-K	10.1	08/29/2022	001-35944

10.33	First Amended and Restated Shareholder’s Loan Agreement, dated November 29, 2022, by and between the Company and Weichai America Corp.	8-K	10.1	12/02/2022	001-35944

10.34	Second Amendment to Strategic Collaboration Agreement, dated as of March 22, 2023, by and between the Company and Weichai Power.	8-K	10.1	03/27/2023	001-35944

10.35	Employment Agreement, dated as of April 24, 2023, between the Company and Constantine Xykis	8-K	10.1	04/25/2023	001-35944

10.36††	Description of Long-Term Incentive Plan	10-K	10.35	03/14/2024	001-35944

10.37	Third Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 24, 2023, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/30/2023	001-35944

10.38	Third Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.2	03/30/2023	001-35944

10.39	First Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.3	03/30/2023	001-35944

10.40	Second Amended and Restated Shareholder’s Loan Agreement, dated as of May 12, 2023, between the Company and Weichai America Corp.	8-K	10.1	5/17/2023	001-35944

10.41	Addendum # 12, dated as of June 8, 2023 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	06/13/2023	001-35944

10.42	Second Amended and Restated Shareholder’s Loan Agreement, dated as of December 29, 2023, between the Company and Weichai America Corp.	8-K	10.1	12/06/2023	001-35944

10.43	Employment Agreement, dated March 4, 2024, by and between the Company and Randall Lehner	8-K	10.1	3/1/2024	001-35944

10.44	Fourth Amended and Restated Credit Agreement, dated March 22, 2024, by and between the Company and Standard Chartered Bank	8-K	10.1	3/28/2024	001-35944

10.45	$30 Million Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 22, 2024, by and between the Company and Weichai America Corp.	8-K	10.2	3/28/2024	001-35944

21.1	Subsidiaries of Power Solutions International, Inc.	10-K	21.1	03/14/2024	001-35944

23.1	Consent of BDO USA, LLP	10-K	23.1	03/14/2024	001-35944

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	03/14/2024	001-35944

Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.
31.2	Certificate of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	03/14/2024	001-35944

31.3*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	03/14/2024	001-35944

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	03/14/2024	001-35944

101.INS	XBRL Instance Document.	10-K	101.INS	03/14/2024	001-35944

101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	101.SCH	03/14/2024	001-35944

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	101.CAL	03/14/2024	001-35944

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	101.LAB	03/14/2024	001-35944

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	101.PRE	03/14/2024	001-35944

101.DEF	XBRL Taxonomy Definition Linkbase Document.	10-K	101.DEF	03/14/2024	001-35944

104*	The Cover page of this Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2023, formatted in Inline XBRL.

*	Filed with this Report.
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2024.

POWER SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of April 2024.

Signature	Title

/s/ C. (Dino) Xykis C. Dino Xykis	Chief Executive Officer and Chief Technical Officer (Principal Executive Officer)

/s/ Xun Li Xun Li	Chief Financial Officer (Principal Accounting Officer)

/s/ Jiwen Zhang Jiwen Zhang	Chairman of the Board and Director

/s/ Shaojun Sun Shaojun Sun	Director

/s/ Gengsheng Zhang Gengsheng Zhang	Director

/s/ Kenneth W. Landini Kenneth W. Landini	Director

/s/ Frank P. Simpkins Frank P. Simpkins	Director

/s/ Hong He Hong He	Director

/s/ Fuzhang Yu Fuzhang Yu	Director