Form 10-Q
period 2024-03-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2024-05-07
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of April 30, 2024, there were 22,969,234 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); the impact of the macro-economic environment in both the U.S. and internationally on our business and expectations regarding growth of the industry; uncertainties arising from global events (including the Russia-Ukraine and Israel-Hamas conflicts), natural disasters or pandemics, and their impact on material prices; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risk involving potential security lapses and/or cyber-attacks; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports; the impact of supply chain interruptions and raw material shortages, including compliance disruptions such as the Uyghur Forced Labor Prevention Act (the “UFLPA”) delaying goods from China; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; the potential effects of damage to our reputation or other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights or other laws; any negative impacts from delisting of the Company’s common stock par value $0.001 (the “Common Stock”) from the NASDAQ Stock Market (“NASDAQ”) and any delays and challenges in obtaining a re-listing on a stock exchange; the impact of unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of March 31, 2024 (unaudited)	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$33,063	$22,758
Restricted cash	3,165	3,836
Accounts receivable, net of allowances of $5,476 and $5,975 as of March 31, 2024 and December 31, 2023, respectively; (from related parties $733 and $777 as of March 31, 2024 and December 31, 2023, respectively)	49,291	66,979
Income tax receivable	412	550
Inventories, net	88,800	84,947
Prepaid expenses and other current assets	34,338	26,312
Total current assets	209,069	205,382
Property, plant and equipment, net	14,911	14,928
Right-of-use assets, net	26,350	27,145
Intangible assets, net	3,549	3,914
Goodwill	29,835	29,835
Other noncurrent assets	3,089	3,099
TOTAL ASSETS	$286,803	$284,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable (to related parties $27,626 and $24,496 as of March 31, 2024 and December 31, 2023, respectively)	$72,821	$67,355
Current maturities of long-term debt	117	139
Revolving line of credit	45,000	50,000
Finance lease liability, current	76	76
Operating lease liability, current	4,123	3,912
Other short-term financing (from related parties $94,820 as of both March 31, 2024 and December 31, 2023)	94,820	94,820
Other accrued liabilities (to related parties $2,222 and $1,833 as of March 31, 2024 and December 31, 2023, respectively)	28,794	31,999
Total current liabilities	245,751	248,301
Deferred income taxes	1,532	1,478
Long-term debt, net of current maturities	77	90
Finance lease liability, long-term	75	94
Operating lease liability, long-term	24,095	25,070
Noncurrent contract liabilities	2,185	2,401
Other noncurrent liabilities	9,864	10,786
TOTAL LIABILITIES	$283,579	$288,220

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 22,968 shares outstanding at both March 31, 2024 and December 31, 2023	23	23
Additional paid-in capital	157,796	157,770
Accumulated deficit	(153,675)	(160,790)
Treasury stock, at cost, 149 shares at both March 31, 2024 and December 31, 2023	(920)	(920)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,224	(3,917)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$286,803	$284,303
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2024	2023
Net sales (from related parties $197 and $1,097 for the three months ended March 31, 2024 and 2023, respectively)	$95,240	$116,469
Cost of sales (from related parties $153 and $825 for the three months ended March 31, 2024 and 2023, respectively)	69,484	93,000
Gross profit	25,756	23,469
Operating expenses:
Research and development expenses	5,197	4,604
Selling, general and administrative expenses	9,532	9,905
Amortization of intangible assets	365	436
Total operating expenses	15,094	14,945
Operating income	10,662	8,524
Interest expense (from related parties $2,222 and $1,816 for the three months ended March 31, 2024 and 2023, respectively)	3,346	4,665
Income before income taxes	7,316	3,859
Income tax expense	201	135
Net income	$7,115	$3,724

Weighted-average common shares outstanding:
Basic	22,969	22,951
Diluted	22,973	22,967
Earnings per common share:
Basic	$0.31	$0.16
Diluted	$0.31	$0.16
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	$23	$157,770	$(160,790)	$(920)	$(3,917)
Net income	—	—	7,115	—	7,115
Stock-based compensation expense	—	26	—	—	26
Balance at March 31, 2024	$23	$157,796	$(153,675)	$(920)	$3,224

Balance at December 31, 2022	$23	$157,673	$(187,096)	$(972)	$(30,372)
Net income	—	—	3,724	—	3,724
Stock-based compensation expense	—	69	—	—	69
Balance at March 31, 2023	$23	$157,742	$(183,372)	$(972)	$(26,579)

See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2024	2023
Cash provided by operating activities
Net income	$7,115	$3,724
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	365	436
Depreciation	952	1,010
Stock-based compensation expense	26	69
Amortization of financing fees	244	449
Deferred income taxes	54	61
(Credit) provision for losses in accounts receivable	(499)	410
Increase in allowance for inventory obsolescence	946	884
Other adjustments, net	—	3
Changes in operating assets and liabilities:
Accounts receivable	18,187	6,407
Inventories	(4,798)	(12,593)
Prepaid expenses, right-of-use assets and other assets	(6,198)	(578)
Accounts payable	5,345	3,439
Income taxes receivable	138	—
Accrued expenses	(3,528)	466
Other noncurrent liabilities	(2,719)	814
Net cash provided by operating activities	15,630	5,001
Cash used in investing activities
Capital expenditures	(815)	(612)
Net cash used in investing activities	(815)	(612)
Cash used in financing activities
Repayment of long-term debt and lease liabilities	(51)	(53)
Repayment of short-term financings	(5,000)	(594)
Payments of deferred financing costs	(130)	(986)
Net cash used in financing activities	(5,181)	(1,633)
Net increase in cash, cash equivalents, and restricted cash	9,634	2,756
Cash, cash equivalents, and restricted cash at beginning of the period	26,594	27,900
Cash, cash equivalents, and restricted cash at end of the period	$36,228	$30,656

(in thousands)	As of March 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$33,063	$26,934
Restricted cash	3,165	3,722
Total cash, cash equivalents, and restricted cash	$36,228	$30,656
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
Stock Ownership and Control
Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”) owns a majority of the outstanding shares of the Company’s Common Stock. As a result, Weichai is able to exercise control over matters requiring stockholders’ approval, including the election of directors, amendment of the Company’s Certificate of Incorporation (the “Charter”) and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
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
Going Concern Considerations
Uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Company’s debt arrangements. As of March 31, 2024 and December 31, 2023, the Company’s total outstanding debt obligations under the Fourth Amended and Restated Uncommitted Revolving Credit Agreement (the “Credit Agreement”), its $25 Million Second Amended Shareholder’s Loan Agreement (“$25 Million Loan Agreement” historically referred to as the second Amended Shareholder’s Loan Agreement), its $50 Million Second Amended Shareholder’s Loan Agreement (“$50 Million Loan Agreement” historically referred to as the third Amended Shareholder’s Loan Agreement), its $30 Million Second Amended Shareholder’s Loan Agreement (“$30 Million Loan Agreement” historically referred to as the fourth Amended Shareholder’s Loan Agreement) and for finance leases and other debt were $140.2 million and $145.2 million in the aggregate, respectively, and its cash and cash equivalents were $33.1 million and $22.8 million, respectively. See Note 6. Debt, for further information regarding the terms and conditions of the Company’s debt agreements.
Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owed under its existing debt arrangements as they become due. In order to provide the Company with a more permanent source of liquidity, management plans to seek an extension and amendment and/or replacement of its existing debt agreements or seek additional liquidity from its current or other lenders before the maturity dates in 2024 and 2025. There can be no assurance that the Company’s management will be able to successfully complete an extension and amendment of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
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
Lastly, national inflationary pressures have continued to cause interest rates to remain elevated. Although the Company’s interest expense has decreased because of reduced debt balances, it may be subject to future increases from these inflationary pressures. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
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
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the quarterly period ended March 31, 2024, which contains unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023.
The condensed consolidated financial statements include the accounts of Power Solutions International, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries in which the Company exercises control. The condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and rules and regulations of the SEC for interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and include all of the information and disclosures required by U.S GAAP for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2023, included in the 2023 Annual Report on Form 10-K, filed with the SEC on March 14, 2024 (the “2023 Annual Report”). The Company’s significant accounting policies are described in the aforementioned 2023 Annual Report. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of its financial position, results of operations and cash flows in conformity with U.S. GAAP. Operating results for interim periods are not necessarily indicative of annual operating results.

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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended March 31,
	2024	2023
Customer A	10%	17%
Customer B	**	13%
Customer C	12%	**
The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of March 31, 2024	As of December 31, 2023
Customer A	16%	12%
Customer B	**	13%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended March 31,
	2024	2023
Supplier A	**	11%
Supplier B	**	10%
Supplier C	13%	**
**Less than 10% of the total
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions include the valuation of allowances for credit losses, inventory reserves, warranty reserves, stock-based compensation, evaluation of goodwill, other intangibles, property, plant and equipment for impairment, income tax valuation allowances and determination of useful lives of long-lived assets. Actual results could materially differ from those estimates.
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of March 31, 2024 and December 31, 2023, the Company had restricted cash of $3.2 million and $3.8 million, respectively, which includes $1.3 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in such certain agreement with such customer. The Company has not recognized revenue associated with the restricted cash. The deferred revenue is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheet.
Inventories
The Company’s inventories consist primarily of engines and parts. Engines are valued at the lower of cost, including estimated freight-in or net realizable value. Parts are valued at the lower of cost or net realizable value. Net realizable value approximates replacement cost. Cost is principally determined using the first-in, first-out method and includes material, labor and manufacturing overhead. It is the Company’s policy to review inventories on a continuing basis for obsolete, excess and slow-moving items and to record valuation adjustments for such items in order to eliminate non-recoverable costs from inventory. Valuation adjustments are recorded in an inventory reserve account and reduce the cost basis of the inventory in the period in which the reduced valuation is determined. Inventory reserves are established based on quantities on hand, usage and sales history, customer orders, projected demand and utilization within a current or future power system. Specific analysis of individual items or groups of items is performed based on these same criteria, as well as on changes in market conditions or any other identified conditions.
Inventories consisted of the following:

(in thousands) Inventories	As of March 31, 2024	As of December 31, 2023
Raw materials	$75,672	$68,273
Work in process	1,517	1,166
Finished goods	18,287	21,238
Total inventories	95,476	90,677
Inventory allowance	(6,676)	(5,730)
Inventories, net	$88,800	$84,947
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Three Months Ended March 31,
Inventory Allowance	2024	2023
Balance at beginning of period	$5,730	$3,904
Charged to expense	1,018	1,004
Write-offs	(72)	(120)
Balance at end of period	$6,676	$4,788
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of March 31, 2024	As of December 31, 2023
Accrued product warranty	$10,610	$11,290
Accrued litigation *	3,787	3,929
Contract liabilities	2,766	2,741
Accrued compensation and benefits	5,425	8,469
Accrued interest expense	2,340	1,913
Other	3,866	3,657
Total	$28,794	$31,999
*As of March 31, 2024 and December 31, 2023 litigation reserves related to various ongoing legal matters including associated legal fees. See Note 9. Commitments and Contingencies for further information regarding the various ongoing legal matters.
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

Accrued product warranty activities are presented below:

(in thousands)	For the Three Months Ended March 31,
Accrued Product Warranty	2024	2023
Balance at beginning of period	$19,263	$21,550
Current period provision *	1,704	1,411
Changes in estimates for preexisting warranties **	144	3,850
Payments made during the period	(3,759)	(3,806)
Balance at end of period	17,352	23,005
Less: current portion	10,610	13,085
Noncurrent accrued product warranty (included with Other Noncurrent liabilities)	$6,742	$9,920
*Warranty costs, net of supplier recoveries, and other adjustments, were $1.5 million and $5.1 million for the three months ended March 31, 2024 and 2023, respectively. Supplier recoveries were $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the three months ended March 31, 2024, the Company recorded a cost for changes in estimates of preexisting warranties of $0.1 million, or $0.01 per diluted share. During the three months ended March 31, 2023, the Company recorded a cost of $3.9 million, or $0.17 per diluted share.
Recently Issued Accounting Pronouncements – Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The new standard was effective for non-public companies, and public business entities that meet the definition of a smaller reporting company as defined by the SEC, for interim and annual periods beginning after December 15, 2022. The Company adopted this guidance effective January 1, 2023. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures - Income Taxes (Topic 740). The amendments to this standard enhance the transparency and decision usefulness of income tax disclosures, primarily related to rate reconciliation and income taxes paid information as well as effectiveness of overall income tax disclosures. The new standard is effective for non-public companies, and public business entities that meet the definition of a smaller reporting company as defined by the SEC, for interim and annual periods beginning after December 15, 2024, early adoption is permitted. The Company currently plans to adopt this guidance on January 1, 2025. The Company is continuing to assess the impact of the amendment to this standard on its consolidated financial statements.

Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended March 31,
End Market	2024	2023
Power Systems	$61,962	$44,634
Industrial	28,744	42,875
Transportation	4,534	28,960
Total	$95,240	$116,469
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended March 31,
Geographic Area	2024	2023
United States	$82,272	$93,116
North America (outside of United States)	4,846	4,818
Pacific Rim	6,645	14,172
Europe	1,460	3,045
Other	17	1,318
Total	$95,240	$116,469
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

(in thousands)	As of March 31, 2024	As of December 31, 2023	As of December 31, 2022
Short-term contract assets (included in Prepaid expenses and other current assets)	$21,528	$15,554	$3,620
Short-term contract liabilities (included in Other accrued liabilities)	(2,766)	(2,741)	(2,256)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(2,185)	(2,401)	(3,199)
Net contract assets (liabilities)	$16,577	$10,412	$(1,835)
During the three months ended March 31, 2024 and 2023, the Company recognized $0.4 million and $0.7 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2023 and 2022, respectively.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $3.5 million of remaining performance obligations as of March 31, 2024, primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $1.1 million in 2024, $0.5 million in 2025, $0.2 million in 2026, $1.5 million in 2027, $0.2 million in 2028 and less than $0.1 million in 2029 and beyond.
Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreements
The Company is party to three shareholder’s loan agreements with Weichai, including the $25 Million Loan Agreement, the $50 Million Loan Agreement, and the $30 Million Loan Agreement. See additional discussion of these debt agreements in Note 6. Debt.

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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. Purchases of inventory from Weichai were $3.2 million for both the three months ended March 31, 2024 and 2023.
In January 2022, PSI and Baudouin (“Baudouin”), a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. Refer to the Consolidated Balance Sheet and Statements of Income for detailed related party information..
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Property, Plant and Equipment
Leasehold improvements	$7,921	$6,987
Machinery and equipment	47,487	46,964
Construction in progress	1,025	1,654
Total property, plant and equipment, at cost	56,433	55,605
Accumulated depreciation	(41,522)	(40,677)
Property, plant and equipment, net	$14,911	$14,928

Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both March 31, 2024 and December 31, 2023 was $29.8 million. Accumulated impairment losses at both March 31, 2024 and December 31, 2023 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(31,543)	$3,397
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,548)	152
Total	$37,340	$(33,791)	$3,549

(in thousands)	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(31,195)	$3,745
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,531)	169
Total	$37,340	$(33,426)	$3,914
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of March 31, 2024		As of December 31, 2023
	Amount	Rate (1)	Amount	Rate (1)	Maturity Date
Short-term financing:
Revolving credit facility *	$45,000	8.78%	$50,000	8.71%	March 21, 2025
$25 Million Loan Agreement	25,000	9.32%	25,000	9.44%	May 20, 2024
$50 Million Loan Agreement	50,000	9.38%	50,000	9.44%	November 30, 2024
$30 Million Loan Agreement	19,820	9.36%	19,820	9.41%	March 31, 2025
Total short-term debt	$139,820		$144,820

Long-term debt:
Finance leases and other debt	345	**	399	**	Various
Total long-term debt and finance leases	345		399
Less: Current maturities of long-term debt and finance leases	193		215
Long-term debt	$152		$184

*
Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $0.1 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively.

**	Finance lease obligations are a non-cash financing activity. See Note 7. Leases.
(1)	Includes the weighted average interest rate.
Credit Agreement and Shareholder’s Loan Agreements
On March 22, 2024, the Company amended and restated its $130.0 million Third Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered (the “Credit Agreement”). The amendment and restatement of the Credit Agreement reduces the borrowing capacity to $50.0 million and extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 21, 2025 or the demand of Standard Chartered. The Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2024. Borrowings under the Credit Agreement incur interest at either the alternate base rate or the SOFR plus applicable rate of 3.45% per annum. In addition, the Company paid fees of $0.1 million related to the Credit Agreement which are deferred and amortized over the term of the Credit Agreement. The Credit Agreement continues to be secured by substantially all of the Company’s assets and provides Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. The Company made payments totaling $5.0 million related to the Credit Agreement with no additional borrowings during the first quarter of 2024. As of March 31, 2024, the Company had $45.0 million outstanding under the Credit Agreement.
In connection with this Credit Agreement, on March 22, 2024, the Company also amended one of the four shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The $30 Million Loan Agreement provides the Company with a $30.0 million subordinated loan at the discretion of Weichai and was amended to extend the maturity date to March 31, 2025. Borrowings under the $30 Million Loan Agreement bear interest at an annual rate equal to SOFR plus 4.05% per annum. Further, if the applicable SOFR rate is negative, the interest rate per annum shall be deemed as 4.05% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1.0%. All of the amended shareholder loan agreements with Weichai are subject to customary events of default and covenants. The Company and Weichai also agreed not to renew the first Amended Shareholder’s Loan Agreement, which expired on April 24, 2024 and provided the Company with a $130.0 million subordinated loan under which Weichai was obligated to advance funds solely for purposes of repaying outstanding borrowings under the $130.0 million Credit Agreement if the Company was unable to pay such borrowings.
On May 12, 2023, the Company amended and extended the maturity of its $25 Million Loan Agreement with Weichai to May 20, 2024. The $25 Million Loan Agreement continues to provide the Company with a $25.0 million subordinated loan. Borrowings under the $25 Million Loan Agreement incur interest at the applicable SOFR rate, plus 4.05% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.05% per annum. If the interest rate for any loan under the $25 Million Loan Agreement is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1.0%.
The Company is also party to a $50 Million Loan Agreement with Weichai, which was entered into on December 10, 2021. The $50 Million Loan Agreement provides the Company with a $50.0 million uncommitted facility that is subordinated to the Credit Agreement and any borrowing requests made under the $50 Million Loan Agreement are subject to Weichai’s discretionary approval. Borrowings under the third Shareholder’s Loan Agreement incur interest at the applicable SOFR, plus 4.65% per annum and can be used for general corporate purposes, except for certain legal expenditures which require additional approval from Weichai. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.65% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1.0%. The $50 Million Loan Agreement was amended on November 29, 2023 and expires on November 30, 2024 with any outstanding principal and accrued interest due upon maturity.
As of March 31, 2024, the Company’s total outstanding debt obligations under the Credit Agreement, its $25 Million Loan Agreement, its $50 Million Loan Agreement, its $30 Million Loan Agreement, and for finance leases and other debt were $140.2 million in the aggregate, and its cash and cash equivalents were $33.1 million. The Company's total accrued interest for the Credit Agreement and all shareholder loans was $2.3 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheet.
See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.

Note 7.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between May 2024 and July 2034. The following table summarizes the lease expense by category in the Consolidated Statement of Income:

(in thousands)	For the Three Months Ended March 31,
	2024	2023
Cost of sales	$1,824	$1,902
Research and development expenses	77	63
Selling, general and administrative expenses	129	19
Interest expense	3	18
Total	$2,033	$2,002
The following table summarizes the components of lease expense and income:

(in thousands)	For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,532	$1,359
Finance lease cost
Amortization of right-of-use (“ROU”) asset	17	21
Interest expense	3	4
Short-term lease cost	199	17
Variable lease cost	282	601
Sublease income	—	(266)
Total lease cost, net	$2,033	$1,736
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$1,493	$1,233
Operating cash flows paid for interest portion of finance leases	3	4
Financing cash flows paid for principal portion of finance leases	20	22
Right-of-use assets obtained in exchange for lease obligations
Operating leases	1,139	155
As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease term was 5.9 years and 6.2 years for operating leases and 2.0 years and 2.2 years for finance leases, respectively. As of March 31, 2024 and December 31, 2023, the weighted-average discount rate was 7.5% and 7.6% for operating leases, respectively, and for both periods 6.5% for finance leases.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	March 31, 2024	December 31, 2023
Operating lease ROU assets, net	$26,350	$27,145

Operating lease liabilities, current	4,123	3,912
Operating lease liabilities, non-current	24,095	25,070
Total operating lease liabilities	$28,218	$28,982

Finance lease ROU assets, net [1]	$126	$144

Finance lease liabilities, current	76	76
Finance lease liabilities, non-current	75	94
Total finance lease liabilities	$151	$170
1.Included in Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.
The following table presents maturity analysis of lease liabilities as of March 31, 2024:

(in thousands)	Operating Leases	Finance Leases
Nine months ending December 31, 2024	$4,570	$62
Year ending December 31, 2025	6,250	81
Year ending December 31, 2026	5,946	17
Year ending December 31, 2027	5,950	—
Year ending December 31, 2028	4,972	—
Year ending December 31, 2029	4,000	—
Thereafter	3,534	—
Total undiscounted lease payments	35,222	160
Less: imputed interest	7,004	9
Total lease liabilities	$28,218	$151
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

Debt
The Company measured its revolving credit facility and other short-term financing at original carrying value. Unamortized financing costs and deferred fees of $0.1 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively, on the revolving credit facility are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. The fair value of the revolving credit facility and other short-term financing approximated carrying value, as it consisted primarily of short-term variable rate loans. The Company measures its material debt obligations using Level 2 inputs as follows:

(in thousands)	As of March 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$45,000	$—	$45,000	$—
Other financing	94,820	—	94,820	—

(in thousands)	As of December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$50,000	$—	$50,000	$—
Other financing	94,820	—	94,820	—
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
Jerome Treadwell v. the Company
In October 2018, a punitive class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime” or “Plaintiff”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”) under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the Plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the Court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the Court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the Court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the Court granted the parties’ joint request to continue the stay of the case for 60 days. The Court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. On May 22, 2023, the Company filed the answer to the amended complaint. Plaintiff and PSI have since reached a preliminary settlement of the case, and Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement on February 23, 2024, which is currently pending with the Court. As of both March 31, 2024 and December 31, 2023, the Company had recorded an estimated liability of $2.4 million, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Income for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of both March 31, 2024 and 2023. In September 2023, Mast filed a lawsuit against the Company in the Eastern District of Texas Federal Court (“Court”), alleging, among other things, damages of approximately $6.0 million for fraudulent inducement leading to the 2021 arbitration settlement agreement and breach of said settlement agreement. The Company filed a motion to stay the lawsuit and compel it to arbitration, and that motion is currently pending. In the interim, the Court ordered the parties to participate in mediation, currently scheduled for May 29, 2024. As of both March 31, 2024 and December 31, 2023, the Company had recorded an estimated liability of $0.9 million, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. As of both March 31, 2024 and December 31, 2023, the Company has approximately $8.8 million accrued for the reimbursement to Travelers recorded within Accounts payable on the Consolidated Balance Sheet. The Company is in active negotiations over the amount and payment terms of the reimbursement to Travelers.

Jeffrey Ehlers and Rick Lulloff Litigation
In September 2021, Jeffrey Ehlers (“Ehlers”) and Rick Lulloff (“Lulloff”), former employees of the Company, made demand against the Company for approximately $2.4 million and $1.2 million, respectively, for alleged wages due and owing under each employee’s employment contract related to “Incentive Bonuses” for revenues generated in the Company’s transportation end market. In November 2021, Ehlers and Lulloff separately filed complaints against the Company in the Circuit Court of Cook County, Illinois, alleging breach of contract and violations of the Illinois Wage and Payment Collection Act incorporating their claims in the above referenced demand letter. The Company filed a notice of removal from the Circuit Court of Cook County, Illinois and has also moved to consolidate the cases, which has been granted by the Court. In December 2022, the Company reached a settlement with both Ehlers and Lulloff, for $0.8 million and $0.5 million, respectively. As of December 31, 2022, the Company had recorded the aforementioned settlement liabilities within Other accrued liabilities on the Consolidated Balance Sheet. As of December 31, 2023, the Company paid the settlement in full to both Ehlers and Lulloff.
Indemnification Agreements
The Company holds a directors’ and officers’ liability insurance policy, which is renewed annually and expires in July 2024. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments and Contingencies
At March 31, 2024, the Company had four outstanding letters of credit totaling $1.4 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.2 million as of March 31, 2024, related to these letters of credit and cash held in escrow due to a customer agreement.
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
The effective tax rate for the three months ended March 31, 2024 was 2.7%, compared to an effective tax rate for the three months ended March 31, 2023 of 3.5%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For both the three months ended March 31, 2024 and 2023, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance.
Note 11.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2023	23,117	149	22,968
Net shares issued for Stock awards	—	—	—
Balance as of March 31, 2024	23,117	149	22,968

Note 12.    Earnings Per Share
The Company computes basic earnings per share by dividing net income by the weighted-average common shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings per share for the three months ended March 31, 2024 and 2023.
The Company issued Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2023 Annual Report for additional information on the SARs and the RSAs.
The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income – basic and diluted	$7,115	$3,724

Denominator:
Shares used in computing net income per share:
Weighted-average common shares outstanding – basic	22,969	22,951
Effect of dilutive securities	4	16
Weighted-average common shares outstanding – diluted	22,973	22,967

Earnings per common share:
Earnings per share of common stock – basic	$0.31	$0.16
Earnings per share of common stock – diluted	$0.31	$0.16

The aggregate number of shares excluded from the diluted earnings per share calculations, because they would have been anti-dilutive, were 0.1 million for both the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, SARs and RSAs were not included in the diluted earnings per share calculations as they would have been anti-dilutive because the Company’s average stock price was less than or equal to the exercise price of the SARs or the grant price of the RSAs.

Note 13.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the Weichai Shareholder’s Loan Agreements and Collaboration Agreement.
Other Related Party Transactions
See Note 9. Commitments and Contingencies for information regarding the Company’s indemnification obligations related to certain former directors and officers of the Company.
Note 14. Subsequent Events
In April 2024, the Company made additional payments totaling $5.0 million related to the Credit Agreement. The outstanding balance under the Credit Agreement is $40.0 million as of May 7, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three months ended March 31, 2024 and 2023, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” in this Quarterly Report. The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
Executive Overview
The Company designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the power systems, industrial and transportation end markets with primary manufacturing, assembly, engineering, research and development (“R&D”), sales and distribution facilities located in suburban Chicago, Illinois and Darien and Beloit, Wisconsin. The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, such as the U.S. Environment Protection Agency (“EPA”), the California Air Resource Board (“CARB”) and the People’s Republic of China’s Ministry of Ecology and Environment (“MEE”).
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
Net sales by geographic area and by end market for the three months ended March 31, 2024 and 2023 are presented below:

(in thousands)	For the Three Months Ended March 31,
	2024		2023
Geographic Area		% of Total		% of Total
United States	$82,272	86%	$93,116	80%
North America (outside of United States)	4,846	5%	4,818	4%
Pacific Rim	6,645	7%	14,172	12%
Europe	1,460	2%	3,045	3%
Other	17	—%	1,318	1%
Total	$95,240	100%	$116,469	100%

(in thousands)	For the Three Months Ended March 31,
	2024		2023
End Market		% of Total		% of Total
Power Systems	$61,962	65%	$44,634	38%
Industrial	28,744	30%	42,875	37%
Transportation	4,534	5%	28,960	25%
Total	$95,240	100%	$116,469	100%
Recent Trends and Business Outlook
As of the date of this Quarterly Report, the Company prudently continues to manage its expenses, including the restriction of all non-essential travel and minimized discretionary expenses and consulting services. The Company continues to review operating expenses, including prioritizing certain R&D investments in support of the Company’s long-term growth objectives. Starting in 2021 and throughout 2023, the Company took rightsizing actions to align its staffing with current needs, while also streamlining certain roles.

Despite the recent recovery of the global economy, there continues to be challenges based on the current macroeconomic and geopolitical environment. Average crude oil prices reached the highest average price in five years in 2022 but has steadily declined while remaining near atop the 5-year averages at the end of the first quarter 2024. Rig counts in the U.S. oil markets remain below historical levels as of the first quarter of 2024. Despite increasing rig counts and crude oil prices, the Company believes that capital spending within the areas of the oil and gas market that it participates in remains below historical levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during 2023, as compared to the prior year, sales remain below historic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. The Company continues to experience inflationary cost pressures for certain raw materials and other goods which the Company continues to try to mitigate through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for products and is trying to mitigate these impacts through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.

Results of Operations
Results of operations for the three months ended March 31, 2024 compared with the three months ended March 31, 2023:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2024	2023	Change	% Change
Net sales (from related parties $197 and $1,097 for the three months ended March 31, 2024 and 2023, respectively)	$95,240	$116,469	$(21,229)	(18)%
Cost of sales (from related parties $153 and $825 for the three months ended March 31, 2024 and 2023, respectively)	69,484	93,000	(23,516)	(25)%
Gross profit	25,756	23,469	2,287	10%
Gross margin %	27.0%	20.2%	6.9%
Operating expenses:
Research and development expenses	5,197	4,604	593	13%
Research and development expenses as a % of sales	5.5%	4.0%	1.5%
Selling, general and administrative expenses	9,532	9,905	(373)	(4)%
Selling, general and administrative expenses as a % of sales	10.0%	8.5%	1.5%
Amortization of intangible assets	365	436	(71)	(16)%
Total operating expenses	15,094	14,945	149	1%
Operating income	10,662	8,524	2,138	25%
Interest expense (from related parties $2,222 and $1,816 for the three months ended March 31, 2024 and 2023, respectively)	3,346	4,665	(1,319)	(28)%
Income before income taxes	7,316	3,859	3,457	90%
Income tax expense	201	135	66	49%
Net income	$7,115	$3,724	$3,391	91%

Earnings per common share:
Basic	$0.31	$0.16	$0.15	94%
Diluted	$0.31	$0.16	$0.15	94%

Non-GAAP Financial Measures:
Adjusted net income *	$7,041	$3,811	$3,230	85%
Adjusted net income per share – diluted*	$0.31	$0.16	0.15	94%
EBITDA *	$11,979	$9,970	$2,009	20%
Adjusted EBITDA *	$11,905	$10,057	$1,848	18%
NM    Not meaningful
*    See reconciliation of non-GAAP financial measures to GAAP results below

Net Sales
Net sales decreased $21.2 million, or 18%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as a result of sales decreases of $14.1 million and $24.4 million in the industrial and transportation end markets, respectively, partly offset by an increase of $17.3 million in the power systems end market. Higher power systems end market sales are primarily due to increased demand for products across various applications, with the largest increases attributable to products used within the packaging market such as enclosures serving the fast-growing data center market, as well as oil and gas products and demand response products. The decreased sales within the transportation end market were primarily attributable to lower sales in the truck and school bus market as customer products have evolved and new compliance and regulatory requirements have changed engine product offerings. Decreased industrial end market sales are primarily due to decreases in demand for products used within the material handling and arbor care markets, as well as the direct effects of enforcement of the UFLPA, which limited the Company’s ability to import certain raw materials in early 2024.
Gross Profit
Gross profit increased by $2.3 million, or 10%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Gross margin was 27.0% during the three months ended March 31, 2024, an increase of 6.8% compared to 20.2% for the three months ended March 31, 2023, primarily due to improved mix, pricing actions, higher operating efficiencies, and lower warranty costs. For the three months ended March 31, 2024, warranty costs were $1.5 million net of supplier recoveries, and other adjustments, including $0.1 million of charges for adjustments to preexisting warranties, an improvement of $3.5 million compared to warranty costs of $5.1 million last year, largely due to lower adjustments to preexisting warranties during the first quarter of 2024. A majority of the preexisting warranty activity is attributable to products sold within the transportation end market.
Research and Development Expenses
Research and development expenses during the three months ended March 31, 2024 and 2023 were $5.2 million and $4.6 million, respectively. The increase is primarily related to the testing of new products.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased during the three months ended March 31, 2024 by $0.4 million, or 4%, compared to the three months ended March 31, 2023. The decrease is primarily due to lower selling expenses associated with decreased sales in the transportation segment and lower professional fees, partially offset by an increase in incentive compensation expenses.
Interest Expense
Interest expense decreased $1.3 million to $3.3 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, largely due to lower average outstanding debt, partially offset by higher overall effective interest rates on the Company’s debt. See Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information.
Income Tax Expense
The Company recorded income tax expense of $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s pretax income was $7.3 million for the three months ended March 31, 2024, compared to a pretax income of $3.9 million for the three months ended March 31, 2023. The Company continues to record a full valuation allowance against deferred tax assets. See Note 10. Income Taxes, included in Part 1, Item 1. Financial Statements, for additional information related to the Company’s income tax provision.
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

Non-GAAP Financial Measure	Comparable GAAP Financial Measure
Adjusted net income	Net income
Adjusted net income per share – diluted	Net income per share – basic
EBITDA	Net income
Adjusted EBITDA	Net income
The Company believes that Adjusted net income, Adjusted net income per share, EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net income is defined as net income as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance. Adjusted net income per share is a measure of the Company’s diluted earnings per common share adjusted for the impact of special items. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of other non-cash charges and certain other items that do not reflect the ordinary earnings of the Company’s operations.
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
The following table presents a reconciliation from Net income to Adjusted net income for the three months ended March 31, 2024 and 2023:

(in thousands)	For the Three Months Ended March 31,
	2024	2023
Net income	$7,115	$3,724
Stock-based compensation [1]	26	69
Other legal matters [2]	(100)	18
Adjusted net income	$7,041	$3,811
The following table presents a reconciliation from Net income per share – basic to Adjusted net income per share – diluted for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Net income per share – basic	$0.31	$0.16
Adjusted net income per share – diluted	$0.31	$0.16

Diluted shares (in thousands)	22,973	22,968

The following table presents a reconciliation from Net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

(in thousands)	For the Three Months Ended March 31,
	2024	2023
Net income	$7,115	$3,724
Interest expense	3,346	4,665
Income tax expense	201	135
Depreciation	952	1,010
Amortization of intangible assets	365	436
EBITDA	11,979	9,970
Stock-based compensation [1]	26	69
Other legal matters [2]	(100)	18
Adjusted EBITDA	$11,905	$10,057
1.Amounts reflect non-cash stock-based compensation expense and have no material impact on the Adjusted earnings per share for the three months ended March 31, 2024 and 2023.
2.Amounts include legal settlements and have no material impact on the Adjusted earnings per share for the three months ended March 31, 2024 and 2023.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Three Months Ended March 31,
	2024	2023	Change	% Change
Net cash provided by operating activities	$15,630	$5,001	$10,629	*NM
Net cash used in investing activities	(815)	(612)	(203)	(33)%
Net cash used in financing activities	(5,181)	(1,633)	(3,548)	*NM
Net increase in cash, cash equivalents, and restricted cash	$9,634	$2,756	$6,878	*NM
Capital expenditures	$(815)	$(612)	$(203)	(33)%
*NMNot meaningful
Cash Flows for the Three Months Ended March 31, 2024
Cash Flow from Operating Activities
Net cash provided by operating activities was $15.6 million for the three months ended March 31, 2024, compared to net cash provided by operating activities of $5.0 million for the three months ended March 31, 2023, resulting in an increase of $10.6 million in cash provided by operating activities year-over-year. The increase in cash provided by operating activities primarily resulted from the $3.4 million increase in earnings, $8.5 million increase of cash provided by working capital accounts, offset by an increase of cash used for other accrued expenses, primarily associated with accrued compensation and benefits.
Cash Flow from Investing Activities
Net cash used in investing activities was $0.8 million for the three months ended March 31, 2024, compared to cash used in investing activities of $0.6 million for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, cash used in investing activities primarily related to capital expenditures associated with normal maintenance of the Company’s facilities.
Cash Flow from Financing Activities
The Company used $5.2 million in cash from financing activities for the three months ended March 31, 2024, compared to $1.6 million cash used by financing activities for the three months ended March 31, 2023. The cash used by financing activities for the three months ended March 31, 2024, was a result of repayment of existing debt during the quarter. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements, which further describe the Company’s debt arrangements.

Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to its credit facilities, shareholder’s loan agreements, and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal interest on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.

As of March 31, 2024, the Company’s total outstanding debt obligations under the Credit Agreement, the $25 Million Loan Agreement, the $50 Million Loan Agreement, the $30 Million Loan Agreement and for finance leases and other debt were $140.2 million in the aggregate, and its cash and cash equivalents were $33.1 million. See Item 1. Financial Statements, Note 6. Debt, for additional information.
Significant uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness under its existing debt arrangements, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Credit Agreement or shareholder’s loan agreements in the future. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay the outstanding indebtedness under the Company’s existing debt arrangements as they become due. Management currently plans to seek an extension and/or replacement of its existing debt arrangements or seek additional liquidity from its current or other lenders before the maturity dates in 2024 and 2025. There can be no assurance that the Company will be able to successfully complete a refinancing on acceptable terms or repay this outstanding indebtedness when required or if at all.
Despite the recent recovery of the global economy, there continues to be challenges based on the current macroeconomic and geopolitical environment. Average crude oil prices reached the highest average price in five years in 2022 but has steadily declined while remaining near atop the 5-year averages at the end of the first quarter 2024. Rig counts in the U.S. oil markets remain below historical levels as of the first quarter of 2024. Despite increasing rig counts and crude oil prices, the Company believes that capital spending within the areas of the oil and gas market that it participates in remains below historical levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during 2023, as compared to the prior year, sales remain below historic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. The Company continues to experience inflationary cost pressures for certain raw materials and other goods which the Company continues to try to mitigate through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for products and is trying to mitigate these impacts through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.
Lastly, national inflationary pressures have continued to cause interest rates to remain elevated. Although the Company’s interest expense has decreased because of reduced debt balances, it may be subject to future increases from these inflationary pressures. Accordingly, the above challenges may continue to have a material adverse impact on the Company’s future results of operations, financial position, and liquidity.
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
At March 31, 2024, the Company had four outstanding letters of credit totaling $1.4 million. See Item 1. Financial Statements, Note 9. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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

The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2023 Annual Report on Form 10-K (the “2023 Annual Report”). During the three months ended March 31, 2024, there were no significant changes in the application of critical accounting policies.
The Company has identified the following accounting policies as its most critical because they require the Company to make difficult, subjective, and complex judgments and estimates:
▪Revenue Recognition
▪Goodwill Impairment
▪Warranty
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Fourth Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 22, 2024, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2024	001-35944
10.2		$30 Million Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 22, 2024, between the Company and Weichai America Corp.	8-K	10.2	03/28/2024	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May 2024.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)