Form 10-Q
period 2024-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2024-08-12
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of August 5, 2024, there were 22,991,096 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three months ended June 30, 2024, (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); the impact of the macro-economic environment in both the U.S. and internationally on our business and expectations regarding growth of the industry; uncertainties arising from global events (including the Russia-Ukraine and Israel-Hamas conflicts), natural disasters or pandemics, and their impact on material prices; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted senior secured revolving credit facility through the exercise by Standard Chartered Bank of its demand right; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risk involving potential security lapses and/or cyber-attacks; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports; the impact of supply chain interruptions and raw material shortages, including compliance disruptions such as the Uyghur Forced Labor Prevention Act (the “UFLPA”) delaying goods from China; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; the potential effects of damage to our reputation or other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights or other laws; any negative impacts from the trading of the Company’s common stock, par value $0.001 per share (the “Common Stock”) on the OTC Pink Market and any delays and challenges in re-listing on the Nasdaq Stock Market (“Nasdaq”); and the impact of unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of June 30, 2024 (unaudited)	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$28,801	$22,758
Restricted cash	3,191	3,836
Accounts receivable, net of allowances of $5,367 and $5,975 as of June 30, 2024 and December 31, 2023, respectively; (from related parties $818 and $777 as of June 30, 2024 and December 31, 2023, respectively)	64,260	66,979
Income tax receivable	293	550
Inventories, net	93,446	84,947
Prepaid expenses and other current assets	41,613	26,312
Total current assets	231,604	205,382
Property, plant and equipment, net	14,625	14,928
Right-of-use assets, net	25,343	27,145
Intangible assets, net	3,184	3,914
Goodwill	29,835	29,835
Other noncurrent assets	2,971	3,099
TOTAL ASSETS	$307,562	$284,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable (to related parties $25,500 and $24,496 as of June 30, 2024 and December 31, 2023, respectively)	$66,945	$67,355
Current maturities of long-term debt	96	139
Revolving line of credit	40,000	50,000
Finance lease liability, current	77	76
Operating lease liability, current	4,246	3,912
Other short-term financing (from related parties $94,820 as of both June 30, 2024 and December 31, 2023)	94,820	94,820
Other accrued liabilities (to related parties $2,216 and $1,833 as of June 30, 2024 and December 31, 2023, respectively)	37,659	31,999
Total current liabilities	243,843	248,301
Deferred income taxes	1,586	1,478
Long-term debt, net of current maturities	64	90
Finance lease liability, long-term	55	94
Operating lease liability, long-term	23,004	25,070
Noncurrent contract liabilities	2,042	2,401
Other noncurrent liabilities	12,203	10,786
TOTAL LIABILITIES	$282,797	$288,220

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 22,975 and 22,968 shares outstanding at June 30, 2024 and December 31, 2023, respectively	23	23
Additional paid-in capital	157,737	157,770
Accumulated deficit	(132,135)	(160,790)
Treasury stock, at cost, 142 and 149 shares at June 30, 2024 and December 31, 2023, respectively	(860)	(920)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	24,765	(3,917)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$307,562	$284,303
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net sales (from related parties $253 and $1,000 for the three months ended June 30, 2024 and June 30, 2023, respectively, $453 and $2,100 for the six months ended June 30, 2024 and June 30, 2023, respectively)	$110,586	$121,865	$205,826	$238,334
Cost of sales (from related parties $176 and $600 for the three months ended June 30, 2024 and June 30, 2023, respectively, and $329 and $1,500 for the six months ended June 30, 2024 and June 30, 2023, respectively)	75,398	94,911	144,882	187,911
Gross profit	35,188	26,954	60,944	50,423
Operating expenses:
Research and development expenses	4,959	4,662	10,156	9,266
Selling, general and administrative expenses	4,520	10,550	14,052	20,455
Amortization of intangible assets	365	437	730	873
Total operating expenses	9,844	15,649	24,938	30,594
Operating income	25,344	11,305	36,006	19,829
Interest expense (from related parties $2,216 and $1,816 for the three months ended June 30, 2024 and 2023, respectively, and $4,438 and $3,799 for the six months ended June 30, 2024 and June 30, 2023, respectively)	2,909	4,645	6,255	9,310
Income before income taxes	22,435	6,660	29,751	10,519
Income tax expense	895	243	1,096	378
Net income	$21,540	$6,417	$28,655	$10,141

Weighted-average common shares outstanding:
Basic	22,973	22,952	22,971	22,952
Diluted	22,993	22,966	22,983	22,967
Earnings per common share:
Basic	$0.94	$0.28	$1.25	$0.44
Diluted	$0.94	$0.28	$1.25	$0.44
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2024	$23	$157,796	$(153,675)	$(920)	$3,224
Net income	—	—	21,540	—	21,540
Stock-based compensation expense	—	(38)	—	60	22
Tax benefit from exercise of stock based compensation	—	(21)	—	—	(21)
Balance at June 30, 2024	$23	$157,737	$(132,135)	$(860)	$24,765

Balance at March 31, 2023	23	157,742	(183,372)	(972)	(26,579)
Net income	—	—	6,417	—	6,417
Stock-based compensation expense	—	89	—	(52)	37
Balance at June 30, 2023	$23	$157,831	$(176,955)	$(1,024)	$(20,125)

(in thousands)	For the Six Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	$23	$157,770	$(160,790)	$(920)	$(3,917)
Net income	—	—	28,655	—	28,655
Stock-based compensation expense	—	(12)	—	60	48
Tax benefit from exercise of stock based compensation	—	(21)	—	—	(21)
Balance at June 30, 2024	$23	$157,737	$(132,135)	$(860)	$24,765

Balance at December 31, 2022	$23	$157,673	$(187,096)	$(972)	$(30,372)
Net income	—	—	10,141	—	10,141
Stock-based compensation expense	—	158		(52)	106
Balance at June 30, 2023	$23	$157,831	$(176,955)	$(1,024)	$(20,125)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2024	2023
Cash provided by operating activities
Net income	$28,655	$10,141
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	730	873
Depreciation	1,905	1,975
Stock-based compensation expense	48	106
Amortization of financing fees	273	694
Deferred income taxes	108	87
(Credit) for losses in accounts receivable	(608)	(3,704)
Increase in allowance for inventory obsolescence	1,351	1,798
Other adjustments, net	51	(8)
Changes in operating assets and liabilities:
Accounts receivable	3,327	15,402
Inventories	(9,850)	5,547
Prepaid expenses, right-of-use assets and other assets	(12,388)	510
Accounts payable	(538)	(5,433)
Income taxes receivable	257	—
Accrued expenses	5,458	(1,754)
Other noncurrent liabilities	(1,615)	340
Net cash provided by operating activities	17,164	26,574
Cash used in investing activities
Capital expenditures	(1,527)	(1,254)
Net cash used in investing activities	(1,527)	(1,254)
Cash used in financing activities
Repayment of long-term debt and lease liabilities	(102)	(100)
Repayment of short-term financings	(10,000)	(20,594)
Payments of deferred financing costs	(117)	(984)
Tax benefit from exercise of stock based compensation	(20)	—
Net cash used in financing activities	(10,239)	(21,678)
Net increase in cash, cash equivalents, and restricted cash	5,398	3,642
Cash, cash equivalents, and restricted cash at beginning of the period	26,594	27,900
Cash, cash equivalents, and restricted cash at end of the period	$31,992	$31,542

(in thousands)	As of June 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$28,801	$27,782
Restricted cash	3,191	3,760
Total cash, cash equivalents, and restricted cash	$31,992	$31,542
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s customers include large, industry-leading and multinational organizations. The Company’s products and services are sold predominantly to customers throughout North America as well as to customers located throughout the Pacific Rim and Europe. The Company’s power systems are highly engineered, comprehensive systems which, through the Company’s technologically sophisticated development and manufacturing processes, including its in-house design, prototyping, testing and engineering capabilities and its analysis and determination of the specific components to be integrated into a given power system (driven in large part by emission standards and cost considerations), allow the Company to provide its customers with power systems customized to meet specific OEM application requirements, other customers’ technical specifications and requirements imposed by environmental regulatory bodies.
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
Weichai also entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the Share Purchase Agreement (the “SPA”) by and between the Company and Weichai. The Rights Agreement provides Weichai with representation on the Company’s Board of Directors (the “Board”) and management representation rights. Weichai currently has four representatives on the Board, which constitutes the majority of the directors serving on the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the Nasdaq Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the Nasdaq Listing Rules from Rules 5605(b), (d) and (e).
Going Concern Considerations
Uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness, maintain sufficient liquidity to fund its business activities, and maintain compliance with the covenants and other requirements under the Company’s debt arrangements. As of June 30, 2024 and December 31, 2023, the Company’s total outstanding debt obligations under the Fourth Amended and Restated Uncommitted Revolving Credit Agreement (the “Credit Agreement”), its $25 Million Second Amended Shareholder’s Loan Agreement (“$25 Million Loan Agreement” historically referred to as the second Amended Shareholder’s Loan Agreement), its $50 Million Second Amended Shareholder’s Loan Agreement (“$50 Million Loan Agreement” historically referred to as the third Amended Shareholder’s Loan Agreement), its $30 Million Second Amended Shareholder’s Loan Agreement (“$30 Million Loan Agreement” historically referred to as the fourth Amended Shareholder’s Loan Agreement) and for finance leases and other debt were $135.1 million and $145.2 million in the aggregate, respectively, and its cash and cash equivalents were $28.8 million and $22.8 million, respectively. See Note 6. Debt, for further information regarding the terms and conditions of the Company’s debt agreements.
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
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the quarterly period ended June 30, 2024, which contains unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	10%	14%	10%	15%
Customer B	**	10%	**	11%
Customer C	16%	**	14%	**
The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of June 30, 2024	As of December 31, 2023
Customer A	13%	12%
Customer D	11%	13%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Supplier B	23%	**	11%	**
Supplier C	**	**	**	10%
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of June 30, 2024 and December 31, 2023, the Company had restricted cash of $3.2 million and $3.8 million, respectively, which includes $1.3 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in such certain agreement with such customer. The Company has not recognized revenue associated with the restricted cash. The deferred revenue is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheet.
Inventories
The Company’s inventories consist primarily of engines and parts. Engines are valued at the lower of cost, including estimated freight-in, or net realizable value. Parts are valued at the lower of cost or net realizable value. Net realizable value approximates replacement cost. Cost is principally determined using the first-in, first-out method and includes material, labor and manufacturing overhead. It is the Company’s policy to review inventories on a continuing basis for obsolete, excess and slow-moving items and to record valuation adjustments for such items in order to eliminate non-recoverable costs from inventory. Valuation adjustments are recorded in an inventory reserve account and reduce the cost basis of the inventory in the period in which the reduced valuation is determined. Inventory reserves are established based on quantities on hand, usage and sales history, customer orders, projected demand and utilization within a current or future power system. Specific analysis of individual items or groups of items is performed based on these same criteria, as well as on changes in market conditions or any other identified conditions.
Inventories consisted of the following:

(in thousands) Inventories	As of June 30, 2024	As of December 31, 2023
Raw materials	$80,225	$68,273
Work in process	858	1,166
Finished goods	19,444	21,238
Total inventories	100,527	90,677
Inventory allowance	(7,081)	(5,730)
Inventories, net	$93,446	$84,947
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Six Months Ended June 30,
Inventory Allowance	2024	2023
Balance at beginning of period	$5,730	$3,904
Charged to expense	1,495	2,179
Write-offs	(144)	(381)
Balance at end of period	$7,081	$5,702
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of June 30, 2024	As of December 31, 2023
Accrued product warranty	$11,508	$11,290
Accrued litigation [1]	3,787	3,929
Contract liabilities	9,542	2,741
Accrued compensation and benefits	5,937	8,469
Accrued interest expense	2,313	1,913
Other [2]	4,572	3,657
Total	$37,659	$31,999
1 As of June 30, 2024 and December 31, 2023 accrued litigation includes accruals related to various ongoing legal matters including associated legal fees. See Note 10. Commitments and Contingencies for further information regarding the various ongoing legal matters.
2 Other accrued liabilities includes the current portion of the noninterest bearing note payable. See Note 7. Other Non-current Liabilities, for further information regarding the note payable.
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

Accrued product warranty activities are presented below:

(in thousands)	For the Six Months Ended June 30,
Accrued Product Warranty	2024	2023
Balance at beginning of period	$19,263	$21,550
Current period provision *	2,901	3,491
Changes in estimates for preexisting warranties **	1,687	5,662
Payments made during the period	(6,794)	(8,477)
Balance at end of period	17,057	22,226
Less: current portion	11,508	12,100
Noncurrent accrued product warranty (included with Other Noncurrent liabilities)	$5,549	$10,126
*Warranty costs, net of supplier recoveries, and other adjustments, were $4.1 million and $8.5 million for the six months ended June 30, 2024 and 2023, respectively. Supplier recoveries were $0.5 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the six months ended June 30, 2024, the Company recorded a cost for changes in estimates of preexisting warranties of $1.7 million, or $0.07 per diluted share. During the six months ended June 30, 2023, the Company recorded a cost of $5.7 million, or $0.25 per diluted share.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures - Income Taxes (Topic 740). The amendments to this standard enhance the transparency and decision usefulness of income tax disclosures, primarily related to rate reconciliation and income taxes paid information as well as effectiveness of overall income tax disclosures. The new standard is effective for non-public companies, and public business entities that meet the definition of a smaller reporting company as defined by the SEC, for interim and annual periods beginning after December 15, 2024, early adoption is permitted. The Company currently plans to adopt this guidance effective January 1, 2025. The Company is continuing to assess the impact of the amendment to this standard on its consolidated financial statements.

Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
End Market	2024	2023	2024	2023
Power Systems	$73,087	$54,452	$135,049	$99,086
Industrial	31,514	45,590	60,258	88,465
Transportation	5,985	21,823	10,519	50,783
Total	$110,586	$121,865	$205,826	$238,334
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Geographic Area	2024	2023	2024	2023
United States	$98,490	$95,746	$180,762	$188,862
North America (outside of United States)	5,457	7,303	10,303	12,121
Pacific Rim	5,175	12,379	11,820	26,551
Europe	1,431	3,920	2,891	6,965
Other	33	2,517	50	3,835
Total	$110,586	$121,865	$205,826	$238,334
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

(in thousands)	As of June 30, 2024	As of December 31, 2023	As of December 31, 2022
Short-term contract assets (included in Prepaid expenses and other current assets)	$26,706	$15,554	$3,620
Short-term contract liabilities (included in Other accrued liabilities)	(9,542)	(2,741)	(2,256)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(2,042)	(2,401)	(3,199)
Net contract assets (liabilities)	$15,122	$10,412	$(1,835)
During both the three months ended June 30, 2024 and 2023, the Company recognized $0.3 million, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2023 and 2022, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $0.7 million and $0.9 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2023 and 2022, respectively.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $3.5 million of remaining performance obligations as of June 30, 2024, primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $0.7 million in the remainder of 2024, $0.9 million in 2025, $0.2 million in 2026, $1.5 million in 2027, and $0.2 million in 2028 and less than $0.1 million in 2029 and beyond.

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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. Purchases of inventory from Weichai were $3.4 million and $6.7 million for the three and six months ended June 30, 2024, respectively. Purchases of inventory from Weichai were $0.7 million and $3.8 million for the three and six months ended June 30, 2023, respectively.
In January 2022, PSI and Societe Internationale des Moteurs Baudouin (“Baudouin”), a subsidiary of Weichai, entered into an international distribution and sales agreement that enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. Refer to the Consolidated Balance Sheet and Statements of Income for detailed related party information.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Property, Plant and Equipment
Leasehold improvements	$8,276	$6,987
Machinery and equipment	47,666	46,964
Construction in progress	1,006	1,654
Total property, plant and equipment, at cost	56,948	55,605
Accumulated depreciation	(42,323)	(40,677)
Property, plant and equipment, net	$14,625	$14,928

Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both June 30, 2024 and December 31, 2023 was $29.8 million. Accumulated impairment losses at both June 30, 2024 and December 31, 2023 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(31,892)	$3,048
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,564)	136
Total	$37,340	$(34,156)	$3,184

(in thousands)	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(31,195)	$3,745
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,531)	169
Total	$37,340	$(33,426)	$3,914
Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of June 30, 2024		As of December 31, 2023
	Amount	Rate (1)	Amount	Rate (1)	Maturity Date
Short-term financing:
Revolving credit facility *	$40,000	8.78%	$50,000	8.71%	March 21, 2025
$25 Million Loan Agreement	25,000	9.32%	25,000	9.44%	May 20, 2025
$50 Million Loan Agreement	50,000	9.38%	50,000	9.44%	November 30, 2024
$30 Million Loan Agreement	19,820	9.36%	19,820	9.41%	March 31, 2025
Total short-term debt	$134,820		$144,820

Long-term debt:
Finance leases and other debt	292	**	399	**	Various
Total long-term debt and finance leases	292		399
Less: Current maturities of long-term debt and finance leases	173		215
Long-term debt	$119		$184

*
Unamortized financing costs and deferred fees on the revolving credit facility are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $0.1 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively.

**	Finance lease obligations are a non-cash financing activity. See Note 8. Leases.
(1)	Includes the weighted average interest rate.
Credit Agreement and Shareholder’s Loan Agreements
On March 22, 2024, the Company amended and restated its $130.0 million Third Amended and Restated Uncommitted Revolving Credit Agreement (the “Credit Agreement”) with Standard Chartered Bank (“Standard Chartered”). The amendment and restatement of the Credit Agreement reduces the borrowing capacity to $50.0 million and extends the maturity date of loans outstanding under its previous credit facility to the earlier of March 21, 2025 or the demand of Standard Chartered. The Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2024. Borrowings under the Credit Agreement incur interest at either the alternate base rate or the SOFR plus applicable rate of 3.45% per annum. In addition, the Company paid fees of $0.1 million related to the Credit Agreement which are deferred and amortized over the term of the Credit Agreement. The Credit Agreement continues to be secured by substantially all of the Company’s assets and provides Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. The Company made payments totaling $5.0 million related to the Credit Agreement with no additional borrowings during the second quarter of 2024. As of June 30, 2024, the Company had $40.0 million outstanding under the Credit Agreement.
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
On May 20, 2024, the Company amended and extended the maturity of its $25 Million Loan Agreement with Weichai to May 20, 2025. The $25 Million Loan Agreement continues to provide the Company with a $25.0 million subordinated loan. Borrowings under the $25 Million Loan Agreement incur interest at the applicable SOFR rate, plus 4.05% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.05% per annum. If the interest rate for any loan under the $25 Million Loan Agreement is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1.0%.
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
As of June 30, 2024, the Company’s total outstanding debt obligations under the Credit Agreement, its $25 Million Loan Agreement, its $50 Million Loan Agreement, its $30 Million Loan Agreement, and for finance leases and other debt were $135.1 million in the aggregate, and its cash and cash equivalents were $28.8 million. The Company's total accrued interest for the Credit Agreement and all shareholder loans was $2.3 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheet.
See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.

Note 7. Other Non-current Liabilities
On June 14, 2024, the Company executed a non-interest bearing note payable of $4.5 million upon settlement of a legal matter. The note payable is due May 2028 and is discounted based on imputed interest rate of 6.66%. The note payable includes an option for the Company to extend maturity of the note to September 2029 upon written notice before the thirty-seventh payment and the maximum payment amount of the note increases to $4.8 million.
The current portion of the note of $0.7 million is included in other accrued liabilities in the Company’s Consolidated Balance Sheets.

(in thousands)	As of June 30, 2024
Note payable	$4,425
Unamortized discount	(593)
Total	$3,832
The following table presents remaining maturities for the note payable as of June 30, 2024:

(in thousands)	Maturities	Discount Amortization
Six months ending December 31, 2024	$329	$121
Year ending December 31, 2025	693	207
Year ending December 31, 2026	740	160
Year ending December 31, 2027	1328	97
Year ending December 31, 2028	742	8
Total note payable	$3,832	$593
The Company recorded less than $0.1 million discount amortization as interest expense as of June 30, 2024.

Note 8.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between July 2024 and July 2034. The following table summarizes the lease expense by category in the Consolidated Statement of Income:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$1,959	$2,069	$3,783	$3,971
Research and development expenses	87	63	165	126
Selling, general and administrative expenses	14	18	143	37
Interest expense	2	23	5	41
Total	$2,062	$2,173	$4,096	$4,175
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,532	$1,448	$3,064	$2,807
Finance lease cost
Amortization of right-of-use (“ROU”) asset	16	20	34	41
Interest expense	2	4	5	8
Short-term lease cost	207	258	406	401
Variable lease cost	305	442	587	918
Sublease income	—	(264)	—	(530)
Total lease cost, net	$2,062	$1,908	$4,096	$3,645
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$2,987	$2,426
Operating cash flows paid for interest portion of finance leases	5	8
Financing cash flows paid for principal portion of finance leases	38	44
Right-of-use assets obtained in exchange for lease obligations
Operating leases	1,139	13,986
As of June 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 5.7 years and 6.2 years for operating leases and 1.7 years and 2.2 years for finance leases, respectively. As of both June 30, 2024 and December 31, 2023, the weighted-average discount rate was 7.6% for operating leases, and 6.5% for finance leases.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	June 30, 2024	December 31, 2023
Operating lease ROU assets, net	$25,343	$27,145

Operating lease liabilities, current	4,246	3,912
Operating lease liabilities, non-current	23,004	25,070
Total operating lease liabilities	$27,250	$28,982

Finance lease ROU assets, net [1]	$110	$144

Finance lease liabilities, current	77	76
Finance lease liabilities, non-current	55	94
Total finance lease liabilities	$132	$170
1.Included in Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.
The following table presents maturity analysis of lease liabilities as of June 30, 2024:

(in thousands)	Operating Leases	Finance Leases
Six months ending December 31, 2024	$3,076	$41
Year ending December 31, 2025	6,250	81
Year ending December 31, 2026	5,946	17
Year ending December 31, 2027	5,950	—
Year ending December 31, 2028	4,972	—
Year ending December 31, 2029	4,000	—
Thereafter	3,535	—
Total undiscounted lease payments	33,729	139
Less: imputed interest	6,479	7
Total lease liabilities	$27,250	$132
Note 9.    Fair Value of Financial Instruments
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

Debt
The Company measured its revolving credit facility and other short-term financing at original carrying value. Unamortized financing costs and deferred fees of $0.1 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively, on the revolving credit facility are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. The fair value of the revolving credit facility and other short-term financing approximated carrying value, as it consisted primarily of short-term variable rate loans. The Company measured its non-interest bearing note payable using a rate which the Company could obtain financing of similar nature from other sources at the date of the transaction. The unamortized discount is reported in the Consolidated Balance Sheet as a deduction from the face amount of the note payable. The Company measured its material debt obligations and note payable using Level 2 inputs as follows:

(in thousands)	As of June 30, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$40,000	$—	$40,000	$—
Note payable	3,832	—	3,832	—
Other financing	94,820	—	94,820	—

(in thousands)	As of December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving credit facility	$50,000	$—	$50,000	$—
Other financing	94,820	—	94,820	—
Other Financial Assets and Liabilities
In addition to the methods and assumptions used for the financial instruments discussed above, accounts receivable, net, income tax receivable, accounts payable, and certain accrued expenses are measured at carrying value, which approximates fair value (Level 1) because of the short-term maturities of these instruments.
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
Jerome Treadwell v. the Company
In October 2018, a punitive class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime” or “Plaintiff”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”) under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the Plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the Court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the Court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the Court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the Court granted the parties’ joint request to continue the stay of the case for 60 days. The Court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. On May 22, 2023, the Company filed the answer to the amended complaint. Plaintiff and PSI have since reached a preliminary settlement of the case, and Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement on February 23, 2024, which is currently pending with the Court. As of both June 30, 2024 and December 31, 2023, the Company had recorded an estimated liability of $2.4 million, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Income for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of both June 30, 2024 and 2023. In September 2023, Mast filed a lawsuit against the Company in the Eastern District of Texas Federal Court (“Court”), alleging, among other things, damages of approximately $6.0 million for fraudulent inducement leading to the 2021 arbitration settlement agreement and breach of said settlement agreement. Upon court order, the Company participated in mediation in May 2024, and no settlement was reached. The Company has filed a motion to stay the lawsuit and compel it to arbitration, and that motion is currently pending. As of both June 30, 2024 and December 31, 2023, the Company had recorded an estimated liability of $0.9 million, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. As of December 31, 2023, the Company had approximately $8.8 million accrued for the reimbursement to Travelers recorded within Accounts payable on the Consolidated Balance Sheet. In June 2024, the Company reached a settlement with

Travelers for $4.5 million, resulting in a $4.3 million gain that was recorded within Selling, General and Administrative expenses on the Consolidated Statements of Income. As of June 30, 2024, the Company recorded the aforementioned settlement liability within Other noncurrent liabilities with the current portion within Other accrued liabilities on the Consolidated Balance Sheet.
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
Indemnification Agreements
The Company holds a directors’ and officers’ liability insurance policy, which is renewed annually and expires in July 2025. The insurance policy includes standard exclusions including for any ongoing or pending litigation such as the previously disclosed investigations by the SEC and USAO.
Other Commitments and Contingencies
At June 30, 2024, the Company had four outstanding letters of credit totaling $1.4 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.2 million as of June 30, 2024, related to these letters of credit and cash held in escrow due to a customer agreement.
Note 11.    Income Taxes
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
The effective tax rate for the three and six months ended June 30, 2024 was 4.0% and 3.7%, respectively, compared to an effective tax rate for both the three and six months ended June 30, 2023 of 3.6%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For both the three and six months ended June 30, 2024, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance.
Note 12.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2023	23,117	149	22,968
Net shares issued for Stock awards	—	(7)	7
Balance as of June 30, 2024	23,117	142	22,975

Note 13. Earnings Per Share
The Company computes basic earnings per share by dividing net income by the weighted-average common shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings per share for the three and six months ended June 30, 2024 and 2023.
The Company issued Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2023 Annual Report for additional information on the SARs and the RSAs.
The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income – basic and diluted	$21,540	$6,417	$28,655	$10,141

Denominator:
Shares used in computing net income per share:
Weighted-average common shares outstanding – basic	22,973	22,952	22,971	22,952
Effect of dilutive securities	20	14	12	15
Weighted-average common shares outstanding – diluted	22,993	22,966	22,983	22,967

Earnings per common share:
Earnings per share of common stock – basic	$0.94	$0.28	$1.25	$0.44
Earnings per share of common stock – diluted	$0.94	$0.28	$1.25	$0.44
The aggregate number of shares excluded from the diluted earnings per share calculations, because they would have been anti-dilutive, were 73 and 107 for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, SARs and RSAs were not included in the diluted earnings per share calculations as they would have been anti-dilutive because the Company’s average stock price was less than or equal to the exercise price of the SARs or the grant price of the RSAs.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and six months ended June 30, 2024 and 2023, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” in this Quarterly Report. The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
Net sales by geographic area and by end market for the three and six months ended June 30, 2024 and 2023 are presented below:

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Geographic Area		% of Total		% of Total		% of Total		% of Total
United States	$98,490	89%	$95,746	79%	$180,762	88%	$188,862	79%
North America (outside of United States)	5,457	5%	7,303	6%	10,303	5%	12,121	5%
Pacific Rim	5,175	5%	12,379	10%	11,820	6%	26,551	11%
Europe	1,431	1%	3,920	3%	2,891	1%	6,965	3%
Others	33	—%	2,517	2%	50	—%	3,835	2%
Total	$110,586	100%	$121,865	100%	$205,826	100%	$238,334	100%

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
End Market		% of Total		% of Total		% of Total		% of Total
Power Systems	$73,087	66%	$54,452	45%	$135,049	66%	$99,086	42%
Industrial	31,514	29%	45,590	37%	60,258	29%	88,465	37%
Transportation	5,985	5%	21,823	18%	10,519	5%	50,783	21%
Totals	$110,586	100%	$121,865	100%	$205,826	100%	$238,334	100%

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

Despite the recent recovery of the global economy, there continues to be challenges based on the current macroeconomic and geopolitical environment. Average crude oil prices reached the highest average price in five years in 2022 but have steadily declined while remaining near atop the 5-year averages at the end of the second quarter 2024. Rig counts in the U.S. oil markets remain below historical levels as of the second quarter of 2024. Despite increasing rig counts and crude oil prices, the Company believes that capital spending within the areas of the oil and gas market that it participates in remains below historical levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during 2023, as compared to the prior year, sales remain below historic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. The Company continues to experience inflationary cost pressures for certain raw materials and other goods which the Company continues to try to mitigate through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for products and is trying to mitigate these impacts through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.

Results of Operations
Condensed consolidated results of operations for the three and six months ended June 30, 2024, compared with the three and six months ended June 30, 2023:

(in thousands, except per share amounts)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales (from related parties $253 and $1,000 for the three months ended June 30, 2024 and June 30, 2023, respectively, $453 and $2,100 for the six months ended June 30, 2024 and June 30, 2023, respectively)	$110,586	$121,865	$(11,279)	(9)%	$205,826	$238,334	$(32,508)	(14)%
Cost of sales (from related parties $176 and $600 for the three months ended June 30, 2024 and June 30, 2023, respectively, and $329 and $1,500 for the six months ended June 30, 2024 and June 30, 2023, respectively)	75,398	94,911	(19,513)	(21)%	144,882	187,911	(43,029)	(23)%
Gross profit	35,188	26,954	8,234	31%	60,944	50,423	10,521	21%
Gross margin %	31.8%	22.1%	9.7%		29.6%	21.2%	8.5%
Operating expenses:
Research and development expenses	4,959	4,662	297	6%	10,156	9,266	890	10%
Research and development expenses as a % of sales	4.5%	3.8%	0.7%		4.9%	3.9%	1.0%
Selling, general and administrative expenses	4,520	10,550	(6,030)	(57)%	14,052	20,455	(6,403)	(31)%
Selling, general and administrative expenses as a % of sales	4.1%	8.7%	(4.6)%		6.8%	8.6%	(1.8)%
Amortization of intangible assets	365	437	(72)	(16)%	730	873	(143)	(16)%
Total operating expenses	9,844	15,649	(5,805)	(37)%	24,938	30,594	(5,656)	(18)%
Operating income	25,344	11,305	14,039	124%	36,006	19,829	16,177	82%
Interest expense (from related parties $2,216 and $1,816 for the three months ended June 30, 2024 and 2023, respectively, and 4,438 and 3,799 for the six months ended June 30, 2024 and June 30, 2023, respectively)	2,909	4,645	(1,736)	(37)%	6,255	9,310	(3,055)	(33)%
Income before income taxes	22,435	6,660	15,775	NM	29,751	10,519	19,232	183%
Income tax expense	895	243	652	NM	1,096	378	718	190%
Net income	$21,540	$6,417	$15,123	236%	$28,655	$10,141	$18,514	183%

Earnings per common share:
Basic	$0.94	$0.28	$0.66	NM	$1.25	$0.44	$0.81	184%
Diluted	$0.94	$0.28	$0.66	NM	$1.25	$0.44	$0.81	184%

Non-GAAP Financial Measures:
Adjusted net income *	$16,559	$6,357	$10,202	160%	$23,600	$10,168	$13,432	132%
Adjusted net income per share – diluted*	$0.72	$0.28	$0.44	157%	$1.04	$0.44	$0.60	136%
EBITDA *	$26,662	$12,707	$13,955	110%	$38,641	$22,677	$15,964	70%
Adjusted EBITDA *	$21,681	$12,647	$9,034	71%	$33,586	$22,704	$10,882	48%
NM    Not meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales decreased $11.3 million, or 9%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, as a result of lower sales of $14.1 million and $15.8 million within the industrial and transportation end markets, respectively, partially offset by an increase of $18.6 million in the power systems end market. Higher power systems end market sales were primarily due to increased demand for products across various applications, with the largest increases attributable to products used within the packaging market such as enclosures serving the fast-growing Data Center market, as well as oil and gas products and demand response products. We are strategically prioritizing the rapidly expanding Data Center sector, improving and increasing our manufacturing capacity and capabilities to meet and exceed our customers’ evolving demands for our products. The decreased sales within the transportation end market were primarily attributable to lower sales in the truck and school bus market as customer products have evolved, decrease in sales from our shifting sales away from some of our transportation customers, and new compliance and regulatory requirements have changed engine product offerings. Decreased industrial end market sales are primarily due to decreases in demand for products used within the material handling and arbor care markets, as well as the direct effects of enforcement of the UFLPA, which limited the Company’s ability to import certain raw materials in early 2024.
Net sales decreased $32.5 million, or 14%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as a result of lower sales of $28.2 million and $40.3 million within the industrial and transportation end markets, respectively, partly offset by an increase of $36.0 million in the power systems end market. Higher power systems end market sales were primarily due to increased demand for products across various applications, with the largest increases attributable to products used within the packaging market such as enclosures serving the fast-growing Data Center market, as well as oil and gas products and demand response products. We are strategically prioritizing the rapidly expanding Data Center sector, improving and increasing our manufacturing capacity and capabilities to meet and exceed our customers’ evolving demands for our products. The decreased sales within the transportation end market were primarily attributable to lower sales in the truck and school bus market as customer products have evolved, decrease in sales from our shifting sales away from some of our transportation customers, and new compliance and regulatory requirements have changed engine product offerings. Decreased industrial end market sales are primarily due to decreases in demand for products used within the material handling and arbor care markets, as well as the direct effects of enforcement of the UFLPA, which limited the Company’s ability to import certain raw materials in early 2024.
Gross Profit
Gross profit increased during the three months ended June 30, 2024 by $8.2 million, or 31%, compared to the three months ended June 30, 2023. Gross margin was 31.8% and 22.1% during the three months ended June 30, 2024 and 2023, respectively. The increase in gross margin is primarily due to improved mix, pricing actions, higher operating efficiencies, and lower warranty costs primarily attributable to the Company’s sales shift away from certain transportation customers.
Gross profit increased during the six months ended June 30, 2024 by $10.5 million, or 21%, compared to the six months ended June 30, 2023. Gross margin was 29.6% and 21.2% during the six months ended June 30, 2024 and 2023, respectively. The increase in gross margin is primarily due to improved mix, pricing actions, higher operating efficiencies, and lower warranty costs primarily attributable to the Company’s sales shift away from certain transportation customers.
Research and Development Expenses
Research and development expenses during the three months ended June 30, 2024 and 2023 were $5.0 million and $4.7 million, respectively. The increase is primarily related to the testing of new products.
Research and development expenses during the six months ended June 30, 2024 and 2023 were $10.2 million and $9.3 million, respectively. The increase is primarily related to the testing of new products.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased during the three months ended June 30, 2024 by $6.0 million, or 57%, compared to the three months ended June 30, 2023, due largely to a decrease in the legal reserve, lower professional fees and the decrease selling expenses associated with decreased sales in the transportation market.
SG&A decreased during the six months ended June 30, 2024 by $6.4 million, or 31%, compared to the six months ended June 30, 2023, primarily due to the decrease in the legal reserve, lower professional fees and the decrease selling expenses associated with decreased sales in the transportation market.

Interest Expense
Interest expense was $2.9 million for the three months ended June 30, 2024, as compared to $4.6 million for the three months ended June 30, 2023, largely due to lower average outstanding debt, partially offset by higher overall effective interest rates on the Company’s debt. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Interest expense was $6.3 million for the six months ended June 30, 2024, as compared to $9.3 million for the six months ended June 30, 2023, largely due to lower average outstanding debt, partially offset by higher overall effective interest rates on the Company’s debt. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Income Tax Expense
The Company recorded income tax expense of $0.9 million for the three months ended June 30, 2024, as compared to income tax expense of $0.2 million for the three months ended June 30, 2023. The Company’s pretax income was $22.4 million for the three months ended June 30, 2024, compared to a pretax income of $6.7 million for the three months ended June 30, 2023. The Company continues to record a full valuation allowance against deferred tax assets.

The Company recorded income tax expense of $1.1 million for the six months ended June 30, 2024, as compared to income tax expense of $0.4 million for the six months ended June 30, 2023. The Company’s pretax income was $29.8 million for the six months ended June 30, 2024, compared to pretax income of $10.5 million for the six months ended June 30, 2023. The Company continues to record a full valuation allowance against deferred tax assets.
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

Non-GAAP Financial Measure	Comparable GAAP Financial Measure
Adjusted net income	Net income
Adjusted net income per share – diluted	Net income per share – diluted
EBITDA	Net income
Adjusted EBITDA	Net income
The Company believes that Adjusted net income, Adjusted net income per share – diluted, EBITDA, and Adjusted EBITDA provide relevant and useful information, which is widely used by analysts, investors and competitors in its industry as well as by the Company’s management in assessing the performance of the Company. Adjusted net income is defined as net income as adjusted for certain items that the Company believes are not indicative of its ongoing operating performance. Adjusted net income per share – diluted is a measure of the Company’s diluted earnings per common share adjusted for the impact of special items. EBITDA provides the Company with an understanding of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA further excludes the effects of other non-cash charges and certain other items that do not reflect the ordinary earnings of the Company’s operations.
Adjusted net income, Adjusted net income per share – diluted, EBITDA, and Adjusted EBITDA are used by management for various purposes, including as a measure of performance of the Company’s operations and as a basis for strategic planning and forecasting. Adjusted net income, Adjusted net income per share – diluted, and Adjusted EBITDA may be useful to an investor because these measures are widely used to evaluate companies’ operating performance without regard to items excluded from the calculation of such measures, which can vary substantially from company to company depending on the accounting methods, the book value of assets, the capital structure and the method by which the assets were acquired, among other factors. They are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with U.S. GAAP.
The following table presents a reconciliation from Net income to Adjusted net income for the three and six months ended June 30, 2024 and 2023:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$21,540	$6,417	$28,655	$10,141
Stock-based compensation [1]	22	37	48	106
Other legal matters [2]	(5,003)	3	(5,103)	21
Insurance proceeds [3]	—	(100)	—	(100)
Adjusted net income	$16,559	$6,357	$23,600	$10,168

The following table presents a reconciliation from Net income per share – diluted to Adjusted net income per share – diluted for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income per share – diluted	$0.94	$0.28	$1.25	$0.44
Other legal matters [2]	(0.22)	—	(0.21)	—
Adjusted net income per share – diluted	$0.72	$0.28	$1.04	$0.44

Diluted shares (in thousands)	22,993	22,966	22,983	22,967
The following table presents a reconciliation from Net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$21,540	$6,417	$28,655	$10,141
Interest expense	2,909	4,645	6,255	9,310
Income tax expense	895	243	1,096	378
Depreciation	953	965	1,905	1,975
Amortization of intangible assets	365	437	730	873
EBITDA	26,662	12,707	38,641	22,677
Stock-based compensation [1]	22	37	48	106
Other legal matters [2]	(5,003)	3	(5,103)	21
Insurance proceeds [3]	—	(100)	—	(100)
Adjusted EBITDA	$21,681	$12,647	$33,586	$22,704
1.Amounts reflect non-cash stock-based compensation expense and have no material impact on the Adjusted net income per share – diluted for the three and six months ended June 30, 2024 and 2023.
2.Amounts include legal settlements for the three and six months ended June 30, 2024 and 2023.
3.Amounts include insurance recoveries related to a prior year incident and have no material impact on the Adjusted net income per share – diluted for the three and six months ended June 30, 2024 and 2023.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Six Months Ended June 30,
	2024	2023	Change	% Change
Net cash provided by operating activities	$17,164	$26,574	$(9,410)	(35)%
Net cash used in investing activities	(1,527)	(1,254)	(273)	(22)%
Net cash used in financing activities	(10,239)	(21,678)	11,439	53%
Net increase in cash, cash equivalents, and restricted cash	$5,398	$3,642	$1,756	48%
Capital expenditures	$(1,527)	$(1,254)	$(273)	(22)%

Cash Flows for the Six Months Ended June 30, 2024
Cash Flow from Operating Activities
Net cash provided by operating activities was $17.2 million for the six months ended June 30, 2024, compared to net cash provided by operating activities of $26.6 million for the six months ended June 30, 2023, resulting in a decrease of $9.4 million in cash provided by operating activities year-over-year. The decrease in cash provided by operating activities primarily resulted from a $30.0 million decrease of cash provided by working capital accounts, partially offset by an increase in earnings of $18.5 million. The decrease in cash generated from working capital was primarily related to the increase of prepaid expenses, and offset by less purchases of inventory and less collections on accounts receivables for the six months ended June 30, 2024.
Cash Flow from Investing Activities
Net cash used in investing activities was $1.5 million for the six months ended June 30, 2024, compared to cash used in investing activities of $1.3 million for the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, cash used in investing activities primarily related to capital expenditures associated with normal maintenance of the Company’s facilities.
Cash Flow from Financing Activities
The Company used $10.2 million in cash from financing activities for the six months ended June 30, 2024, compared to $21.7 million cash used by financing activities for the six months ended June 30, 2023. The cash used by financing activities for the six months ended June 30, 2024, was a result of repayment of existing debt year to date. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements, which further describe the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to its credit facilities and shareholder’s loan agreements, and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal interest on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.

As of June 30, 2024, the Company’s total outstanding debt obligations under the Credit Agreement, the $25 Million Loan Agreement, the $50 Million Loan Agreement, the $30 Million Loan Agreement and for finance leases and other debt were $135.1 million in the aggregate, and its cash and cash equivalents were $28.8 million. See Item 1. Financial Statements, Note 6. Debt, for additional information.
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
Despite the recent recovery of the global economy, there continues to be challenges based on the current macroeconomic and geopolitical environment. Average crude oil prices reached the highest average price in five years in 2022 but have steadily declined while remaining near atop the 5-year averages at the end of the second quarter 2024. Rig counts in the U.S. oil markets remain below historical levels as of the second quarter of 2024. Despite increasing rig counts and crude oil prices, the Company believes that capital spending within the areas of the oil and gas market that it participates in remains below historical levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during 2023, as compared to the prior year, sales remain below historic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. The Company continues to experience inflationary cost pressures for certain raw materials and other goods which the Company continues to try to mitigate through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for products and is trying to mitigate these impacts through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.
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

At June 30, 2024, the Company had four outstanding letters of credit totaling $1.4 million. See Item 1. Financial Statements, Note 10. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2023 Annual Report. During the six months ended June 30, 2024, there were no significant changes in the application of critical accounting policies.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 10. Commitments and Contingencies, included in Part I, Item 1. Financial Statements, for a discussion of legal proceedings, which are incorporated herein by reference.
Item 1A.    Risk Factors.
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		$25 Million Third Amended and Restated Shareholder’s Loan Agreement, dated as of May 20, 2024, between the Company and Weichai America Corp.	8-K	10.1	05/21/2024	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August 2024.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)