Form 10-Q
period 2024-09-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2024-11-07
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of October 31, 2024, there were 22,999,616 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three months ended September 30, 2024, (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); the impact of the macro-economic environment in both the U.S. and internationally on our business and expectations regarding growth of the industry; uncertainties arising from global events (including the Russia-Ukraine and Israel-Hamas conflicts), natural disasters or pandemics, and their impact on material prices; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted revolving credit agreement through the exercise by any lender of its demand right in its Revolving Credit Agreement; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risk involving potential security lapses and/or cyber-attacks; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports; the impact of supply chain interruptions and raw material shortages, including compliance disruptions such as the Uyghur Forced Labor Prevention Act (the “UFLPA”) delaying goods from China; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; the potential effects of damage to our reputation or other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights or other laws; any negative impacts from the trading of the Company’s common stock, par value $0.001 per share (the “Common Stock”) on the OTC Pink Market and any delays and challenges in re-listing on the Nasdaq Stock Market (“Nasdaq”); and the impact of unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of September 30, 2024 (unaudited)	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$40,456	$22,758
Restricted cash	3,217	3,836
Accounts receivable, net of allowances of $3,890 and $5,975 as of September 30, 2024 and December 31, 2023, respectively; (from related parties $550 and $777 as of September 30, 2024 and December 31, 2023, respectively)	77,493	66,979
Income tax receivable	666	550
Inventories, net	104,889	84,947
Prepaid expenses	15,786	8,518
Contract assets	20,006	15,554
Other current assets	2,655	2,240
Total current assets	265,168	205,382
Property, plant and equipment, net	14,100	14,928
Right-of-use assets, net	24,319	27,145
Intangible assets, net	2,819	3,914
Goodwill	29,835	29,835
Other noncurrent assets	2,894	3,099
TOTAL ASSETS	$339,135	$284,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable (to related parties $24,192 and $24,496 as of September 30, 2024 and December 31, 2023, respectively)	$76,615	$67,355
Current maturities of long-term debt	74	139
Revolving line of credit	100,000	50,000
Finance lease liability, current	78	76
Operating lease liability, current	4,373	3,912
Other short-term financing (from related parties $35,000 and $94,820 as of September 30, 2024 and December 31, 2023, respectively)	35,000	94,820
Other accrued liabilities (to related parties $1,829 and $1,833 as of September 30, 2024 and December 31, 2023, respectively)	43,080	31,999
Total current liabilities	259,220	248,301
Deferred income taxes	1,640	1,478
Long-term debt, net of current maturities	51	90
Finance lease liability, long-term	35	94
Operating lease liability, long-term	21,845	25,070
Noncurrent contract liabilities	1,949	2,401
Other noncurrent liabilities	12,289	10,786
TOTAL LIABILITIES	$297,029	$288,220

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – $0.001 par value. Shares authorized: 5,000. No shares issued and outstanding at all dates.	$—	$—
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 22,990 and 22,968 shares outstanding at September 30, 2024 and December 31, 2023, respectively	23	23
Additional paid-in capital	157,741	157,770
Accumulated deficit	(114,798)	(160,790)
Treasury stock, at cost, 127 and 149 shares at September 30, 2024 and December 31, 2023, respectively	(860)	(920)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	42,106	(3,917)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$339,135	$284,303
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales (from related parties $50 and $340 for the three months ended September 30, 2024 and September 30, 2023, respectively, $500 and $2,400 for the nine months ended September 30, 2024 and September 30, 2023, respectively)	$125,842	$115,884	$331,668	$354,218
Cost of sales (from related parties $40 and $245 for the three months ended September 30, 2024 and September 30, 2023, respectively, and $370 and $1,755 for the nine months ended September 30, 2024 and September 30, 2023, respectively)	89,418	87,979	234,300	275,890
Gross profit	36,424	27,905	97,368	78,328
Operating expenses:
Research and development expenses	4,651	4,762	14,807	14,028
Selling, general and administrative expenses	10,957	10,595	25,009	31,050
Amortization of intangible assets	365	436	1,095	1,309
Total operating expenses	15,973	15,793	40,911	46,387
Operating income	20,451	12,112	56,457	31,941
Interest expense (from related parties $1,800 and $2,000 for the three months ended September 30, 2024 and 2023, respectively, and $6,300 and $5,800 for the nine months ended September 30, 2024 and September 30, 2023, respectively)	2,837	4,164	9,092	13,474
Income before income taxes	17,614	7,948	47,365	18,467
Income tax expense	277	153	1,373	531
Net income	$17,337	$7,795	$45,992	$17,936

Weighted-average common shares outstanding:
Basic	22,990	22,967	22,977	22,957
Diluted	23,044	22,974	23,003	22,969
Earnings per common share:
Basic	$0.75	$0.34	$2.00	$0.78
Diluted	$0.75	$0.34	$2.00	$0.78
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2024	$23	$157,737	$(132,135)	$(860)	$24,765
Net income	—	—	17,337	—	17,337
Stock Appreciation Rights (“SAR”) awards	—	(81)	—	81	—
Stock-based compensation expense	—	64	—	(60)	4
Tax benefit from exercise of stock based compensation	—	21	—	(21)	—
Balance at September 30, 2024	$23	$157,741	$(114,798)	$(860)	$42,106

Balance at June 30, 2023	23	157,831	(176,955)	(1,024)	(20,125)
Net income	—	—	7,795	—	7,795
Stock-based compensation expense	—	26	—	—	26
Balance at September 30, 2023	$23	$157,857	$(169,160)	$(1,024)	$(12,304)

(in thousands)	For the Nine Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	$23	$157,770	$(160,790)	$(920)	$(3,917)
Net income	—	—	45,992	—	45,992
SAR awards	—	(81)		81	—
Stock-based compensation expense	—	52	—	—	52
Tax benefit from exercise of stock based compensation	—	—	—	(21)	(21)
Balance at September 30, 2024	$23	$157,741	$(114,798)	$(860)	$42,106

Balance at December 31, 2022	$23	$157,673	$(187,096)	$(972)	$(30,372)
Net income	—	—	17,936	—	17,936
Stock-based compensation expense	—	184		(52)	132
Balance at September 30, 2023	$23	$157,857	$(169,160)	$(1,024)	$(12,304)
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities
Net income	$45,992	$17,936
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,095	1,309
Depreciation	2,836	2,925
Amortization of right-of-use assets	3,967	3,494
Stock-based compensation expense	52	132
Amortization of financing fees	348	938
Deferred income taxes	162	131
(Credit) provision for losses in accounts receivable	(2,085)	2,998
Increase in allowance for inventory obsolescence	2,498	2,560
Other adjustments, net	45	3
Changes in operating assets and liabilities:
Accounts receivable	(8,428)	15,476
Inventories	(19,133)	23,611
Prepaid expenses	(7,268)	4,097
Contract assets	(4,452)	(12,048)
Other assets	149	(1,184)
Accounts payable	9,164	(1,268)
Income taxes receivable	(116)	—
Accrued expenses	7,694	2,638
Other noncurrent liabilities	(2,781)	(1,631)
Net cash provided by operating activities	29,739	62,117
Cash used in investing activities
Capital expenditures	(1,957)	(2,678)
Net cash used in investing activities	(1,957)	(2,678)
Cash used in financing activities
Repayment of long-term debt and lease liabilities	(153)	(161)
Proceeds from short-term financings	100,000	—
Repayment of short-term financings	(109,820)	(50,593)
Payments of deferred financing costs	(709)	(983)
Tax benefit from exercise of stock based compensation	(21)	—
Other financing activities, net	—	(2)
Net cash used in financing activities	(10,703)	(51,739)
Net increase in cash, cash equivalents, and restricted cash	17,079	7,700
Cash, cash equivalents, and restricted cash at beginning of the period	26,594	27,900
Cash, cash equivalents, and restricted cash at end of the period	$43,673	$35,600

(in thousands)	As of September 30,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$40,456	$31,793
Restricted cash	3,217	3,807
Total cash, cash equivalents, and restricted cash	$43,673	$35,600
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
Weichai has entered into an Investor Rights Agreement (the “Rights Agreement”). The Rights Agreement provides Weichai with representation on the Company’s Board of Directors (the “Board”) and management representation rights. Weichai currently has four representatives on the Board, which constitutes the majority of the directors serving on the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the Nasdaq Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the Nasdaq Listing Rules from Rules 5605(b), (d) and (e) to the extent applicable.
Going Concern Considerations
During the first nine months of 2024, the Company reported net income of $46.0 million and generated $29.7 million in cash flow from operating activities. In August 2024, the Company refinanced its debt through a new short-term credit facility with three banks. Additionally, the Company entered into a new Shareholder’s Loan Agreement with Weichai. The new credit facility and the Shareholder’s Loan Agreement mature on August 30, 2025 and August 31, 2025, respectively, and have borrowing capacity of $120.0 million and $105.0 million, respectively.
While the Company has achieved profitability and generated positive cash flows from operating activities in 2024, uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness. As of September 30, 2024, the Company held $40.5 million in cash and cash equivalents and its short-term debt obligations under the credit facility and Shareholder’s Loan Agreement totaled $100.0 million and $35.0 million, respectively.

See Note 6. Debt, for further information regarding the terms and conditions of the Company’s debt arrangements.
Due to these uncertainties, the Company’s management has concluded that, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owed under its existing debt arrangements as they become due. In order to provide the Company with a more permanent source of liquidity, management plans to seek an extension and amendment and/or replacement of its existing debt agreements or seek additional liquidity from its current or other lenders before the maturity dates in 2025. There can be no assurance that the Company’s management will be able to successfully complete an extension and amendment of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the quarterly period ended September 30, 2024, which contains unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	**	15%	10%	15%
Customer B	**	**	12%	**
Customer C	13%	**	**	**

The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of September 30, 2024	As of December 31, 2023
Customer A	11%	12%
Customer C	**	13%
Customer D	12%	**
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Supplier A	13%	14%	15%	**
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of September 30, 2024 and December 31, 2023, the Company had restricted cash of $3.2 million and $3.8 million, respectively, which includes $1.4 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in such certain agreement with such customer. The Company has not recognized revenue associated with the restricted cash. The deferred revenue is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheet.
Inventories
The Company’s inventories consist primarily of engines and parts. Engines are valued at the lower of cost, including estimated freight-in, or net realizable value. Parts are valued at the lower of cost or net realizable value, except for integral parts provided by customers for installation on custom ordered engines. Such parts are accounted for as noncash consideration which is valued at fair value. Net realizable value approximates replacement cost. Cost is principally determined using the first-in, first-out method and includes material, labor and manufacturing overhead. It is the Company’s policy to review inventories on a continuing basis for obsolete, excess and slow-moving items and to record valuation adjustments for such items in order to eliminate non-recoverable costs from inventory. Valuation adjustments are recorded in an inventory reserve account and reduce the cost basis of the inventory in the period in which the reduced valuation is determined. Inventory reserves are established based on quantities on hand, usage and sales history, customer orders, projected demand and utilization within a current or future power system. Specific analysis of individual items or groups of items is performed based on these same criteria, as well as on changes in market conditions or any other identified conditions.
Inventories consisted of the following:

(in thousands) Inventories	As of September 30, 2024	As of December 31, 2023
Raw materials	$91,061	$68,273
Work in process	1,408	1,166
Finished goods	20,648	21,238
Total inventories	113,117	90,677
Inventory allowance	(8,228)	(5,730)
Inventories, net	$104,889	$84,947
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Nine Months Ended September 30,
Inventory Allowance	2024	2023
Balance at beginning of period	$5,730	$3,904
Charged to expense	2,910	2,560
Write-offs	(412)	(682)
Balance at end of period	$8,228	$5,782
As of September 30, 2024, the Company’s inventory included $3.3 million of raw materials provided by its customers for installation in the fulfillment of its performance obligations to these customers and recorded an associated contract liability. See Note 2. Revenue for further information regarding contract assets and contract liabilities.
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of September 30, 2024	As of December 31, 2023
Accrued product warranty	$10,455	$11,290
Accrued litigation [1]	3,787	3,929
Contract liabilities	11,588	2,741
Accrued compensation and benefits	9,111	8,469
Accrued interest expense	2,389	1,913
Stock appreciation rights liability [2]	1,080	41
Non-interest bearing note payable	681	—
Other	3,989	3,616
Total	$43,080	$31,999
1 As of September 30, 2024 and December 31, 2023 accrued litigation includes accruals related to various ongoing legal matters including associated legal fees. See Note 10. Commitments and Contingencies for further information regarding the various ongoing legal matters.

2 The Company has an incentive compensation plan, which authorizes the granting of a variety of different types of awards including, but not limited to, non-qualified stock options, incentive stock options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), deferred stock and performance units to its executive officers, employees, consultants and Directors. The SAR awards granted for the year ended September 30, 2024 and December 31, 2023 were all liability classified awards and remained outstanding. See Note 13. Stock-Based Compensation in the Company’s 2023 Annual Report for additional information on the SARs and RSAs.
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
Accrued product warranty activities are presented below:

(in thousands)	For the Nine Months Ended September 30,
Accrued Product Warranty	2024	2023
Balance at beginning of period	$19,263	$21,550
Current period provision *	4,398	6,588
Changes in estimates for preexisting warranties **	2,115	6,274
Payments made during the period	(10,413)	(13,418)
Balance at end of period	15,363	20,994
Less: current portion	10,455	11,564
Noncurrent accrued product warranty (included with Other Noncurrent liabilities)	$4,908	$9,430
*Warranty costs, net of supplier recoveries, and other adjustments, were $5.8 million and $12.0 million for the nine months ended September 30, 2024 and 2023, respectively. Supplier recoveries were $0.7 million for both the nine months ended September 30, 2024 and 2023.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the nine months ended September 30, 2024, the Company recorded a cost for changes in estimates of preexisting warranties of $2.1 million, or $0.09 per diluted share. During the nine months ended September 30, 2023, the Company recorded a cost of $6.3 million, or $0.27 per diluted share.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures - Income Taxes (Topic 740). The amendments to this standard enhance the transparency and decision usefulness of income tax disclosures, primarily related to rate reconciliation and income taxes paid information as well as effectiveness of overall income tax disclosures. The new standard is effective for non-public companies, and public business entities that meet the definition of a smaller reporting company as defined by the SEC, for interim and annual periods beginning after December 15, 2024, although early adoption is permitted. The Company currently plans to adopt this guidance effective January 1, 2025. The Company is continuing to assess the impact of the amendment to this standard on its consolidated financial statements.

Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
End Market	2024	2023	2024	2023
Power Systems	$84,111	$60,405	$219,160	$159,491
Industrial	32,774	40,354	93,031	128,819
Transportation	8,957	15,125	19,477	65,908
Total	$125,842	$115,884	$331,668	$354,218
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Geographic Area	2024	2023	2024	2023
United States	$113,533	$96,899	$294,295	$285,761
North America (outside of United States)	5,824	4,484	16,127	16,605
Pacific Rim	5,595	9,485	17,416	36,036
Europe	890	4,273	3,781	11,238
Other	—	743	49	4,578
Total	$125,842	$115,884	$331,668	$354,218
Contract Balances
Most of the Company’s contracts are for a period of less than one year; however, extended warranty contracts extend beyond one year. The timing of revenue recognition may differ from the time of invoicing to customers and these timing differences result in contract assets, or contract liabilities on the Company’s Consolidated Balance Sheet. Contract assets include amounts related to the contractual right to consideration for completed performance when the right to consideration is conditional. The Company records contract liabilities when cash payments are received or due in advance of performance. The fair value of noncash consideration of parts provided by customers is recorded in contract liabilities. Contract assets and contract liabilities are recognized at the contract level.

(in thousands)	As of September 30, 2024	As of December 31, 2023	As of December 31, 2022
Short-term contract assets (included in Prepaid expenses and other current assets)	$20,006	$15,554	$3,620
Short-term contract liabilities (included in Other accrued liabilities)	(11,588)	(2,741)	(2,256)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(1,949)	(2,401)	(3,199)
Net contract assets (liabilities)	$6,469	$10,412	$(1,835)
During the nine months ended September 30, 2024 and 2023, the Company recognized $1.4 million and $1.2 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2023 and 2022, respectively. During the three months ended September 30, 2024 and 2023, the Company recognized $0.7 million and $0.3 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of June 30, 2024 and 2023, respectively.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $3.5 million of remaining performance obligations as of September 30, 2024, primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $0.8 million in the remainder of 2024, $0.8 million in 2025, $0.2 million in 2026, $1.5 million in 2027, and $0.2 million in 2028 and less than $0.1 million in 2029 and beyond.

Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreement
The Company is party to a $105.0 million shareholder’s loan agreement with Weichai. See additional discussion of this debt agreement in Note 6. Debt.
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. Purchases of inventory from Weichai were $13.2 million and $19.9 million for the three and nine months ended September 30, 2024, respectively. Purchases of inventory from Weichai were $0.5 million and $4.3 million for the three and nine months ended September 30, 2023, respectively.
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
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Property, Plant and Equipment
Leasehold improvements	$8,298	$6,987
Machinery and equipment	48,234	46,964
Construction in progress	803	1,654
Total property, plant and equipment, at cost	57,335	55,605
Accumulated depreciation	(43,235)	(40,677)
Property, plant and equipment, net	$14,100	$14,928

Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both September 30, 2024 and December 31, 2023 was $29.8 million. Accumulated impairment losses at both September 30, 2024 and December 31, 2023 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(32,240)	$2,700
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,581)	119
Total	$37,340	$(34,521)	$2,819

(in thousands)	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(31,195)	$3,745
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,531)	169
Total	$37,340	$(33,426)	$3,914

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of September 30, 2024		As of December 31, 2023
	Amount	Rate (3)	Amount	Rate (3)	Maturity Date
Short-term financing:
Revolving Credit Agreement [1]	$100,000	7.20%	$—	—%	August 30, 2025
Credit Agreement [2]	—	—%	50,000	8.71%	March 21, 2025
Shareholder’s Loan Agreement	35,000	9.00%	—	—%	August 31, 2025
$25 Million Loan Agreement	—	—%	25,000	9.44%	May 20, 2025
$50 Million Loan Agreement	—	—%	50,000	9.44%	November 30, 2024
$30 Million Loan Agreement	—	—%	19,820	9.41%	March 31, 2025
Total short-term debt	$135,000		$144,820

Long-term debt:
Finance leases and other debt	238	**	399	**	Various
Total long-term debt and finance leases	238		399
Less: Current maturities of long-term debt and finance leases	152		215
Long-term debt	$86		$184

[1]
Unamortized financing costs and deferred fees on the new Revolving Credit Agreement are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $0.6 million as of September 30, 2024.

[2]
As of December 31, 2023, unamortized financing costs and deferred fees on the Credit Agreement were not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs were $0.2 million as of December 31, 2023.

[3]	Includes the weighted average interest rate.
**	Finance lease obligations are a non-cash financing activity. See Note 8. Leases.
Credit Agreement and Shareholder’s Loan Agreement
On August 30, 2024, the Company closed on its new Uncommitted Revolving Credit Agreement (the “Revolving Credit Agreement”), with Standard Chartered Bank (“Standard Chartered”) and two other lenders. The Revolving Credit Agreement allows the Company to borrow up to $120.0 million and has a maturity date of August 30, 2025. The Revolving Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the third and fourth quarters of 2024 and the first and second quarters of 2025. Borrowings under the Revolving Credit Agreement will incur interest at the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% per annum. The obligations under the Revolving Credit Agreement are unconditionally guaranteed, on a joint and several basis, by certain wholly-owned, existing and subsequently acquired or formed direct and indirect domestic subsidiaries of the Company, subject to customary exceptions. The obligations under the Revolving Credit Agreement are secured by substantially all assets of the Company and the Company’s wholly-owned subsidiaries. In addition, the Company paid fees of $0.6 million related to the Revolving Credit Agreement which are deferred and amortized over the term of the Revolving Credit Agreement.
As part of the closing of the Revolving Credit Agreement, the Company made an initial draw in the amount of $100.0 million. The Company utilized the amount drawn under the Revolving Credit Agreement (i) to repay the outstanding balance of approximately $40 million under the Company’s Fourth Amended and Restated Uncommitted Revolving Credit Agreement, dated March 22, 2024, by and among the Company and Standard Chartered; and (ii) to prepay approximately $60.0 million under the following shareholder loan agreements between PSI and Weichai: the $30 Million Loan Agreement, dated as of March 22, 2024, the $25 Million Loan Agreement, dated as of May 20, 2024, and the $50 Million Loan Agreement, dated as of November 29, 2023. As of September 30, 2024, the Company had $100.0 million outstanding under the Revolving Credit Agreement. No gain or loss on extinguishment was recorded. See further discussion below.
In connection with the Revolving Credit Agreement, on August 30, 2024, the Company also entered into a new Shareholder’s Loan Agreement (the “Shareholder’s Loan Agreement”) with Weichai, which allows the Company to borrow up to $105.0 million and expires August 31, 2025. Borrowings under the Shareholder’s Loan Agreement will incur interest at the applicable

SOFR, plus 4.05% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1.0%. The borrowing requests made under the Shareholder’s Loan Agreement are subject to Weichai’s discretionary approval. The payment of the borrowings under the Shareholder’s Loan Agreement is subordinated in all respects to the Revolving Credit Agreement with the exception that the Company is allowed to make a single payment of $10.0 million to Weichai. The $60.0 million portion of the initial advance under the Revolving Credit Agreement was applied to pay all principal, interest, and other amounts outstanding under the $30 Million Loan Agreement, the $25 Million Loan Agreement, and the $50 Million Loan Agreement, except for $35.0 million which is the outstanding principal balance under the Shareholder’s Loan Agreement as of September 30, 2024.
On March 22, 2024, the Company amended and restated its $130.0 million Third Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered. The Fourth Amended and Restated Uncommitted Revolving Credit Agreement (the “Credit Agreement”) reduced the borrowing capacity to $50.0 million and extended the maturity date of loans outstanding under its previous credit facility to the earlier of March 21, 2025 or the demand of Standard Chartered. The Credit Agreement was subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2024. Borrowings under the Credit Agreement incurred interest at either the alternate base rate or the SOFR plus applicable rate of 3.45% per annum. In addition, the Company paid fees of $0.1 million related to the Credit Agreement which were deferred and amortized over the term of the Credit Agreement. The Credit Agreement was secured by substantially all of the Company’s assets and provided Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. The Company repaid the outstanding balance of $40.0 million and extinguished the Fourth Amended and Restated Uncommitted Revolving Credit Agreement during the third quarter of 2024.
On March 22, 2024, the Company amended one of the four shareholder’s loan agreements with Weichai, to among other things, extend the maturities thereof. The $30 Million Loan Agreement provided the Company with a $30.0 million subordinated loan at the discretion of Weichai and was amended to extend the maturity date to March 31, 2025. Borrowings under the $30 Million Loan Agreement bear interest at an annual rate equal to SOFR plus 4.05% per annum. Further, if the applicable SOFR rate is negative, the interest rate per annum shall be deemed as 4.05% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1.0%. All the amended shareholder loan agreements with Weichai were subject to customary events of default and covenants. The Company and Weichai also agreed not to renew the first Amended Shareholder’s Loan Agreement, which expired on April 24, 2024 and provided the Company with a $130.0 million subordinated loan under which Weichai was obligated to advance funds solely for purposes of repaying outstanding borrowings under the $130.0 million Fourth Amended and Restated Uncommitted Revolving Credit Agreement if the Company was unable to pay such borrowings. This shareholder loan agreement was replaced by the new Shareholder’s Loan Agreement.
The Company was also party to a $50 Million Loan Agreement with Weichai, which was entered into on December 10, 2021. The $50 Million Loan Agreement provided the Company with a $50.0 million uncommitted facility that was subordinated to the Third Amended and Restated Uncommitted Revolving Credit Agreement and any borrowing requests made under the $50 Million Loan Agreement were subject to Weichai’s discretionary approval. Borrowings under the $50 Million Loan Agreement incurred interest at the applicable SOFR, plus 4.65% per annum and could have been used for general corporate purposes, except for certain legal expenditures which required additional approval from Weichai. Further, if the applicable term SOFR was negative, the interest rate per annum should have been deemed as 4.65% per annum. If the interest rate for any loan was lower than Weichai’s borrowing cost, the interest rate for such loan would have been equal to Weichai’s borrowing cost plus 1.0%. This shareholder loan agreement was replaced by the new Shareholder’s Loan Agreement.
The Company was also party to a $25 Million Loan Agreement with Weichai, which was amended and restated in May 2024. The $25 Million Loan Agreement provided the Company with a $25.0 million subordinated loan. Borrowings under the $25 Million Loan Agreement incurred interest at the applicable SOFR rate, plus 4.05% per annum. Further, if the applicable term SOFR is negative, the interest rate per annum shall be deemed as 4.05% per annum. If the interest rate for any loan under the $25 Million Loan Agreement is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1.0%. This shareholder loan agreement was replaced by the new Shareholder’s Loan Agreement.
As of September 30, 2024, the Company’s total outstanding debt obligations under the Revolving Credit Agreement, the Shareholder’s Loan Agreement, and for finance leases and other debt were $135.2 million in the aggregate and its cash and cash equivalents were $40.5 million. The Company's total accrued interest for the Revolving Credit Agreement and Shareholder’s Loan Agreement was $2.4 million as of September 30, 2024. The Company’s total accrued interest for its Fourth Amended and Restated Uncommitted Revolving Credit Agreement and all shareholder loans was $1.9 million as December 31, 2023. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheet

See Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.

Note 7. Other Non-current Liabilities
On June 14, 2024, the Company executed a non-interest bearing note payable of $4.5 million upon settlement of a legal matter. The note payable is due May 2028 and is discounted based on an imputed interest rate of 6.66%. The note payable includes an option for the Company to extend maturity of the note to September 2029 upon written notice before the thirty-seventh payment and the maximum payment amount of the note increases to $4.8 million.
The current portion of the note of $0.7 million is included in other accrued liabilities in the Company’s Consolidated Balance Sheets.

(in thousands)	As of September 30, 2024
Note payable	$3,668
Unamortized discount	(532)
Total	$3,136
The following table presents remaining maturities for the note payable as of September 30, 2024:

(in thousands)	Maturities	Discount Amortization
Three months ending December 31, 2024	$166	$59
Year ending December 31, 2025	693	207
Year ending December 31, 2026	740	160
Year ending December 31, 2027	1328	97
Year ending December 31, 2028	741	9
Total note payable	$3,668	$532
The Company recorded less than $0.1 million discount amortization as interest expense as of September 30, 2024.

Note 8.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between September 2025 and July 2034. The following table summarizes the lease expense by category in the Consolidated Statement of Income:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$1,935	$2,243	$5,719	$6,214
Research and development expenses	82	64	247	190
Selling, general and administrative expenses	45	19	187	56
Interest expense	2	39	7	80
Total	$2,064	$2,365	$6,160	$6,540
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,531	$1,561	$4,595	$4,353
Finance lease cost
Amortization of right-of-use (“ROU”) asset	16	20	50	61
Interest expense	2	3	7	11
Short-term lease cost	265	408	838	809
Variable lease cost	250	373	670	1,305
Sublease income	—	(87)	—	(619)
Total lease cost, net	$2,064	$2,278	$6,160	$5,920
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$4,525	$3,315
Operating cash flows paid for interest portion of finance leases	7	11
Financing cash flows paid for principal portion of finance leases	57	67
ROU assets obtained in exchange for lease obligations
Operating leases	1,139	17,838
As of September 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 5.5 years and 6.2 years for operating leases, respectively, and 1.5 years and 2.2 years for finance leases, respectively. As of September 30, 2024 and December 31, 2023, the weighted-average discount rate was 7.5% and 7.6% for operating leases, respectively, and for both periods 6.5% for finance leases.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	September 30, 2024	December 31, 2023
Operating lease ROU assets, net	$24,319	$27,145

Operating lease liabilities, current	4,373	3,912
Operating lease liabilities, non-current	21,845	25,070
Total operating lease liabilities	$26,218	$28,982

Finance lease ROU assets, net [1]	$94	$144

Finance lease liabilities, current	78	76
Finance lease liabilities, non-current	35	94
Total finance lease liabilities	$113	$170
1.Included in Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.
The following table presents maturity analysis of lease liabilities as of September 30, 2024:

(in thousands)	Operating Leases	Finance Leases
Three months ending December 31, 2024	$1,538	$21
Year ending December 31, 2025	6,250	81
Year ending December 31, 2026	5,946	16
Year ending December 31, 2027	5,950	—
Year ending December 31, 2028	4,972	—
Year ending December 31, 2029	4,000	—
Thereafter	3,534	—
Total undiscounted lease payments	32,190	118
Less: imputed interest	5,972	5
Total lease liabilities	$26,218	$113
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

Debt
The Company measured its material debt obligations and note payable at original carrying value. The fair value of the Revolving Credit Agreement and other short-term financing approximated carrying value, as it consisted primarily of short-term variable rate loans. The Company measured its non-interest bearing note payable using a rate which the Company could obtain financing of similar nature from other sources at the date of the transaction. The unamortized discount is reported in the Consolidated Balance Sheet as a deduction from the face amount of the note payable. The Company measured its material debt obligations and note payable using Level 2 inputs as follows:

(in thousands)	As of September 30, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$100,000	$—	$100,000	$—
Note payable	3,668	—	3,668	—
Other financing	35,000	—	35,000	—

(in thousands)	As of December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Credit Agreement	$50,000	$—	$50,000	$—
Other financing	94,820	—	94,820	—
Other Financial Assets and Liabilities
In addition to the methods and assumptions used for the financial instruments discussed above, accounts receivable, net income tax receivable, accounts payable, and certain accrued expenses are measured at carrying value, which approximates fair value (Level 1) because of the short-term maturities of these instruments.
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
Jerome Treadwell v. the Company
In October 2018, a punitive class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime” or “Plaintiff”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”) under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the Plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the Court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the Court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the Court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the Court granted the parties’ joint request to continue the stay of the case for 60 days. The Court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. On May 22, 2023, the Company filed the answer to the amended complaint. Plaintiff and PSI have since reached a preliminary settlement of the case, and Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement on February 23, 2024, which is currently pending with the Court. As of both September 30, 2024 and December 31, 2023, the Company had recorded an estimated liability of $2.4 million, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Income for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of both September 30, 2024 and 2023. In September 2023, Mast filed a lawsuit against the Company in the Eastern District of Texas Federal Court (“Court”), alleging, among other things, damages of approximately $6.0 million for fraudulent inducement leading to the 2021 arbitration settlement agreement and breach of said settlement agreement. Upon court order, the Company participated in mediation in May 2024, and no settlement was reached. The Company has filed a motion to stay the lawsuit and compel it to arbitration, and that motion is currently pending. In the interim, the court ordered the parties to participate in a second mediation by the end of November 2024. As of both September 30, 2024 and December 31, 2023, the Company had recorded an estimated liability of $0.9 million, recorded within Other accrued liabilities on the Consolidated Balance Sheet related to the potential settlement of this matter.
Gary Winemaster v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. As of December 31, 2023, the Company had approximately $8.8 million accrued for the reimbursement to Travelers recorded within Accounts payable on the Consolidated Balance Sheet. In June 2024, the Company reached a settlement with

Travelers for $4.5 million, resulting in a $4.3 million gain that was recorded within Selling, General and Administrative expenses on the Consolidated Statements of Income. As of September 30, 2024, the Company recorded the aforementioned settlement liability within Other noncurrent liabilities with the current portion within Other accrued liabilities on the Consolidated Balance Sheet. Refer to Note 7. Other Non-current Liabilities for additional information related to this settlement.
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
Other Commitments and Contingencies
At September 30, 2024, the Company had four outstanding letters of credit totaling $1.4 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.2 million as of September 30, 2024, related to these letters of credit and cash held in escrow due to a customer agreement.
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
The Company has assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In assessing the realizability of the Company’s deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized through the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time, including recent earnings, forecasted income projections, historical performance, and that substantial doubt exists about the Company’s ability to continue as a going concern. The Company determined that the negative evidence outweighed the objectively verifiable positive evidence and continues to maintain a valuation allowance against deferred tax assets. The Company’s valuation allowance is $46.3 million and $54.3 million as of September 30, 2024 and December 31, 2023, respectively.
The effective tax rate for the three and nine months ended September 30, 2024 was 1.6% and 2.9%, respectively, compared to an effective tax rate for the three and nine months ended September 30, 2023 of 1.9% and 2.9%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For both the three and nine months ended September 30, 2024, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance.
Note 12.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2023	23,117	149	22,968
Net shares issued for Stock awards	—	(22)	22
Balance as of September 30, 2024	23,117	127	22,990

Note 13. Earnings Per Share
The Company computes basic earnings per share by dividing net income by the weighted-average common shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings per share for the three and nine months ended September 30, 2024 and 2023.
The Company issued SARs and RSAs, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2023 Annual Report for additional information on the SARs and the RSAs.
The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income – basic and diluted	$17,337	$7,795	$45,992	$17,936

Denominator:
Shares used in computing net income per share:
Weighted-average common shares outstanding – basic	22,990	22,967	22,977	22,957
Effect of dilutive securities	54	7	26	12
Weighted-average common shares outstanding – diluted	23,044	22,974	23,003	22,969

Earnings per common share:
Earnings per share of common stock – basic	$0.75	$0.34	$2.00	$0.78
Earnings per share of common stock – diluted	$0.75	$0.34	$2.00	$0.78
The aggregate number of shares excluded from the diluted earnings per share calculations, because they would have been anti-dilutive, were 105 for the three months ended September 30, 2023, and 59 and 107 for the nine months ended September 30, 2024 and 2023, respectively. For the three and nine months ended September 30, 2024 and 2023, SARs and RSAs were not included in the diluted earnings per share calculations as they would have been anti-dilutive because the Company’s average stock price was less than or equal to the exercise price of the SARs or the grant price of the RSAs.

Note 14.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the Weichai Shareholder’s Loan Agreement and Collaboration Agreement.
Other Related Party Transactions
See Note 10. Commitments and Contingencies for information regarding the Company’s indemnification obligations related to certain former directors and officers of the Company.

Note 15. Subsequent Events
In October 2024, the Company reached a settlement with a customer in the amount of $5.8 million for the collection of past due accounts receivable and various pricing adjustments. As a result of the settlement, the Company reversed $1.6 million of credit losses in its Consolidated Statements of Income as of September 30, 2024. As part of the settlement agreement, the Company agreed to pay $7.7 million for its accepted warranty obligations to the customer. These obligations were previously recorded as outstanding credit memos and have been reclassified to Accounts Payable within its Consolidated Balance Sheet as of September 30, 2024 due to the settlement agreement requirement to settle these obligations in cash. Both parties agreed to continue normal and customary relationships under existing supply agreements and amended pricing and payment terms and conditions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” in this Quarterly Report. The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
Net sales by geographic area and by end market for the three and nine months ended September 30, 2024 and 2023 are presented below:

(in thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Geographic Area		% of Total		% of Total		% of Total		% of Total
United States	$113,533	90%	$96,899	84%	$294,295	89%	$285,761	81%
North America (outside of United States)	5,824	5%	4,484	4%	16,127	5%	16,605	5%
Pacific Rim	5,595	4%	9,485	7%	17,416	5%	36,036	10%
Europe	890	1%	4,273	4%	3,781	1%	11,238	3%
Others	—	—%	743	1%	49	—%	4,578	1%
Total	$125,842	100%	$115,884	100%	$331,668	100%	$354,218	100%

(in thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
End Market		% of Total		% of Total		% of Total		% of Total
Power Systems	$84,111	67%	$60,405	52%	$219,160	66%	$159,491	45%
Industrial	32,774	26%	40,354	35%	93,031	28%	128,819	36%
Transportation	8,957	7%	15,125	13%	19,477	6%	65,908	19%
Totals	$125,842	100%	$115,884	100%	$331,668	100%	$354,218	100%

Recent Trends and Business Outlook
PSI’s growth in net revenue for the nine months of 2024 was driven by power systems markets, including data center and oil and gas products, partially offset by lower sales from more mature, lower-margin markets such as transportation. This shift in markets reflects the Company’s conscious strategic prioritization towards higher growth, higher-margin markets with less emphasis on more mature markets.

The Company is focused on leading the business through a growth phase with a stronger balance sheet while strategically prioritizing products that demonstrate strong demand and higher gross margins. Consistent with those goals, the Company is actively pursuing several initiatives to enhance and expand manufacturing capacity to meet the increasing demand from data center markets. Pivoting the focus to these markets is driving current net sales growth and profitability. Through expanded capacity and strategic partnerships, management expects this positive trend to continue.
PSI’s business is impacted by the current macroeconomic and geopolitical environment, which has contributed to differing levels of recovery in the global economy. For example, although the oil and gas market, in which the Company has historically operated, has experienced year over year growth from its historic lows, sales levels may not reach their previous higher levels because of rising crude oil prices and lower rig counts. The Company has been actively navigating these challenges by balancing its investments, expenses, pricing and sales efforts in this market as well as others.
In addition to prioritizing gross profit, the Company is committed to efficiently managing expenses, including streamlining operating expenses and prioritizing certain R&D investments in support of long-term growth objectives. The Company is committed to focusing on growth opportunities and investment while also optimizing its cost structure to enhance growth and profitability, ultimately delivering sustained value to our shareholders.
The Company continues to experience inflationary cost pressures for certain raw materials and other goods which the Company continues to try to mitigate through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for its supply chain products and is trying to mitigate these impacts through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.

Results of Operations
Condensed consolidated results of operations for the three and nine months ended September 30, 2024, compared with the three and nine months ended September 30, 2023 (UNAUDITED):

(in thousands, except per share amounts)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Net sales (from related parties $50 and $340 for the three months ended September 30, 2024 and September 30, 2023, respectively, $500 and $2,400 for the nine months ended September 30, 2024 and September 30, 2023, respectively)	$125,842	$115,884	$9,958	9%	$331,668	$354,218	$(22,550)	(6)%
Cost of sales (from related parties $40 and $245 for the three months ended September 30, 2024 and September 30, 2023, respectively, and $370 and $1,755 for the nine months ended September 30, 2024 and September 30, 2023, respectively)	89,418	87,979	1,439	2%	234,300	275,890	(41,590)	(15)%
Gross profit	36,424	27,905	8,519	31%	97,368	78,328	19,040	24%
Gross margin %	28.9%	24.1%	4.8%		29.4%	22.1%	7.4%
Operating expenses:
Research and development expenses	4,651	4,762	(111)	(2)%	14,807	14,028	779	6%
Research and development expenses as a % of sales	3.7%	4.1%	(0.4)%		4.5%	4.0%	0.5%
Selling, general and administrative expenses	10,957	10,595	362	3%	25,009	31,050	(6,041)	(19)%
Selling, general and administrative expenses as a % of sales	8.7%	9.1%	(0.4)%		7.5%	8.8%	(1.3)%
Amortization of intangible assets	365	436	(71)	(16)%	1,095	1,309	(214)	(16)%
Total operating expenses	15,973	15,793	180	1%	40,911	46,387	(5,476)	(12)%
Operating income	20,451	12,112	8,339	69%	56,457	31,941	24,516	77%
Interest expense (from related parties $1,800 and $2,000 for the three months ended June 30, 2024 and 2023, respectively, and 6,300 and 5,800 for the nine months ended September 30, 2024 and September 30, 2023, respectively)	2,837	4,164	(1,327)	(32)%	9,092	13,474	(4,382)	(33)%
Income before income taxes	17,614	7,948	9,666	122%	47,365	18,467	28,898	156%
Income tax expense	277	153	124	81%	1,373	531	842	159%
Net income	$17,337	$7,795	$9,542	122%	$45,992	$17,936	$28,056	156%

Earnings per common share:
Basic	$0.75	$0.34	$0.41	121%	$2.00	$0.78	$1.22	156%
Diluted	$0.75	$0.34	$0.41	121%	$2.00	$0.78	$1.22	156%

Non-GAAP Financial Measures:
Adjusted net income *	$17,341	$8,861	$8,480	96%	$40,941	$19,029	$21,912	115%
Adjusted net income per share – diluted*	$0.75	$0.39	$0.36	92%	$1.79	$0.84	$0.95	113%
EBITDA *	$21,747	$13,498	$8,249	61%	$60,388	$36,175	$24,213	67%
Adjusted EBITDA *	$21,751	$14,564	$7,187	49%	$55,337	$37,268	$18,069	48%
NM    Not meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales increased $10.0 million, or 9%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, as a result of higher sales of $23.7 million in the power systems end market, partially offset by a decrease of $7.6 million and $6.2 million within the industrial and transportation end markets, respectively. Higher power systems end market sales were primarily due to increased demand for products across various applications, with the largest increases attributable to products used within the packaging market such as enclosures serving the fast-growing Data Center market, as well as oil and gas products. The Company is strategically prioritizing the rapidly expanding Data Center sector, improving and increasing our manufacturing capacity and capabilities to meet and exceed our customers’ evolving demands for our products. Decreased industrial end market sales are primarily due to decreases in demand for products used within the material handling and arbor care markets, as well as the direct effects of enforcement of the UFLPA, which limited the Company’s ability to import certain raw materials continuing through the third quarter of 2024. The decreased sales within the transportation end market were primarily attributable to lower sales in the truck and school bus market as customer products have evolved, decrease in sales from shifting away from some of our transportation customers, and new compliance and regulatory requirements that have changed engine product offerings.
Net sales decreased $22.6 million, or 6%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, as a result of lower sales of $35.8 million and $46.4 million within the industrial and transportation end markets, respectively, partly offset by an increase of $59.7 million in the power systems end market. Higher power systems end market sales were primarily due to increased demand for products across various applications, with the largest increases attributable to products used within the packaging market such as enclosures serving the fast-growing Data Center market, as well as oil and gas products and demand response products. The Company is strategically prioritizing the rapidly expanding Data Center sector, improving and increasing our manufacturing capacity and capabilities to meet and exceed our customers’ evolving demands for our products. Decreased industrial end market sales are primarily due to decreases in demand for products used within the material handling and arbor care markets, as well as the direct effects of enforcement of the UFLPA, which limited the Company’s ability to import certain raw materials continuing through the third quarter of 2024. The decreased sales within the transportation end market were primarily attributable to lower sales in the truck and school bus market as customer products have evolved, decrease in sales from shifting away from some of our transportation customers, and new compliance and regulatory requirements that have changed engine product offerings.
Gross Profit
Gross profit increased during the three months ended September 30, 2024 by $8.5 million, or 31%, compared to the three months ended September 30, 2023. Gross margin was 28.9% and 24.1% during the three months ended September 30, 2024 and 2023, respectively. The increase in gross margin is primarily due to improved mix, pricing actions, higher operating efficiencies, and lower warranty costs primarily attributable to the Company’s sales shift away from certain transportation customers.
Gross profit increased during the nine months ended September 30, 2024 by $19.0 million, or 24%, compared to the nine months ended September 30, 2023. Gross margin was 29.4% and 22.1% during the nine months ended September 30, 2024 and 2023, respectively. The increase in gross margin is primarily due to improved mix, pricing actions, higher operating efficiencies, and lower warranty costs primarily attributable to the Company’s sales shift away from certain transportation customers.
Research and Development Expenses
Research and development expenses during the three months ended September 30, 2024 and 2023 were $4.7 million and $4.8 million, respectively.
Research and development expenses during the nine months ended September 30, 2024 and 2023 were $14.8 million and $14.0 million, respectively. The increase of $0.8 million or 6% was primarily related to the testing of new products.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $11.0 million during the three months ended September 30, 2024 an increase of $0.4 million, or 3%, compared to the three months ended September 30, 2023, primarily due to higher executive compensation, offset by lower legal expenses.
SG&A expenses were $25.0 million during the nine months ended September 30, 2024, a decrease of $6.0 million, or 19%, compared to the nine months ended September 30, 2023, primarily due to the decrease in the legal reserve, lower professional fees and the decrease selling expenses associated with decreased sales in the transportation market.

Interest Expense
Interest expense was $2.8 million for the three months ended September 30, 2024, as compared to $4.2 million for the three months ended September 30, 2023, largely due to lower average outstanding debt, partially offset by higher overall effective interest rates on the Company’s debt. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Interest expense was $9.1 million for the nine months ended September 30, 2024, as compared to $13.5 million for the nine months ended September 30, 2023, largely due to lower average outstanding debt, partially offset by higher overall effective interest rates on the Company’s debt. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Income Tax Expense
The Company recorded income tax expense of $0.3 million for the three months ended September 30, 2024, as compared to income tax expense of $0.2 million for the three months ended September 30, 2023. The Company’s pretax income was $17.6 million for the three months ended September 30, 2024, compared to a pretax income of $7.9 million for the three months ended September 30, 2023. The Company continues to utilize Net Operating Losses (“NOLs”) along with other tax credits to lower its effective tax rate. The Company continues to record a full valuation allowance against deferred tax assets.

The Company recorded income tax expense of $1.4 million for the nine months ended September 30, 2024, as compared to income tax expense of $0.5 million for the nine months ended September 30, 2023. The Company’s pretax income was $47.4 million for the nine months ended September 30, 2024, compared to pretax income of $18.5 million for the nine months ended September 30, 2023. The Company continues to utilize NOLs along with other tax credits to lower its effective tax rate. The Company continues to record a full valuation allowance against deferred tax assets.
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
The following table presents a reconciliation from Net income to Adjusted net income for the three and nine months ended September 30, 2024 and 2023:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$17,337	$7,795	$45,992	$17,936
Stock-based compensation [1]	4	26	52	132
Other legal matters [2]	—	1,040	(5,103)	1,061
Insurance proceeds [3]	—	—	—	(100)
Adjusted net income	$17,341	$8,861	$40,941	$19,029

The following table presents a reconciliation from Net income per share – diluted to Adjusted net income per share – diluted for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income per share – diluted	$0.75	$0.34	$2.00	$0.78
Stock-based compensation [1]	—	—	—	0.01
Other legal matters [2]	—	0.05	(0.21)	0.05
Adjusted net income per share – diluted	$0.75	$0.39	$1.79	$0.84

Diluted shares (in thousands)	23,043	22,974	23,003	22,969
The following table presents a reconciliation from Net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$17,337	$7,795	$45,992	$17,936
Interest expense	2,837	4,164	9,092	13,474
Income tax expense	277	153	1,373	531
Depreciation	931	950	2,836	2,925
Amortization of intangible assets	365	436	1,095	1,309
EBITDA	21,747	13,498	60,388	36,175
Stock-based compensation [1]	4	26	52	132
Other legal matters [2]	—	1,040	(5,103)	1,061
Insurance proceeds [3]	—	—	—	(100)
Adjusted EBITDA	$21,751	$14,564	$55,337	$37,268
1.Amounts reflect non-cash stock-based compensation expense and have no material impact on the Adjusted net income per share – diluted for the three and nine months ended September 30, 2024 and 2023.
2.Amounts include legal settlements for the three and nine months ended September 30, 2024 and 2023.
3.Amounts include insurance recoveries related to a prior year incident and have no material impact on the Adjusted net income per share – diluted for the three and nine months ended September 30, 2024 and 2023.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Nine Months Ended September 30,
	2024	2023	Change	% Change
Net cash provided by operating activities	$29,739	$62,117	$(32,378)	(52)%
Net cash used in investing activities	(1,957)	(2,678)	721	27%
Net cash used in financing activities	(10,703)	(51,739)	41,036	79%
Net increase in cash, cash equivalents, and restricted cash	$17,079	$7,700	$9,379	122%
Capital expenditures	$(1,957)	$(2,678)	$721	27%

Cash Flows for the Nine Months Ended September 30, 2024
Cash Flow from Operating Activities
Net cash provided by operating activities was $29.7 million for the nine months ended September 30, 2024, compared to net cash provided by operating activities of $62.1 million for the nine months ended September 30, 2023, resulting in a decrease of $32.4 million in cash provided by operating activities year-over-year. The decrease in cash provided by operating activities primarily resulted from a $54.4 million decrease of cash provided by working capital accounts, partially offset by an increase in earnings of $28.1 million. The decrease in cash generated from working capital was primarily related to the increase of prepaid expenses, purchases of inventory, and fewer collections on accounts receivables, offset by decreased payments on accounts payable for the nine months ended September 30, 2024 compared to September 30, 2023.
Cash Flow from Investing Activities
Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2024, compared to cash used in investing activities of $2.7 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, cash used in investing activities primarily related to capital expenditures associated with normal maintenance of the Company’s facilities.
Cash Flow from Financing Activities
The Company used $10.7 million in cash from financing activities for the nine months ended September 30, 2024, compared to $51.7 million cash used by financing activities for the nine months ended September 30, 2023. The cash used by financing activities for the nine months ended September 30, 2024, was the net impact from the initial draw on the new Revolving Credit Agreement and payments toward the Shareholder’s Loan Agreement and other existing debt year to date. See additional discussion below and in Note 6. Debt, included in Part I, Item 1. Financial Statements, which further describe the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to its credit facilities and shareholder’s loan agreements, and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal interest on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.

While the Company has achieved profitability and generated positive cash flows from operating activities in 2024, uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness. As September 30, 2024, the Company’s total outstanding debt obligations under the Credit Agreement, the Shareholder’s Loan Agreement, and for finance leases and other debt were $135.2 million in the aggregate, and its cash and cash equivalents were $40.5 million. See Item 1. Financial Statements, Note 6. Debt, for additional information.
The Company’s ability to continue as a going concern is dependent on extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owed under its existing debt arrangements as they become due. In order to provide the Company with a more permanent source of liquidity, management plans to seek an extension and amendment and/or replacement of its existing debt agreements or seek additional liquidity from its current or other lenders before the maturity dates in 2025. There can be no assurance that the Company’s management will be able to successfully complete an extension and amendment of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all.
Despite the recent recovery of the global economy, there continue to be challenges based on the current macroeconomic and geopolitical environment. Average crude oil prices reached the highest average price in five years in 2022 but have steadily declined while remaining near historically high 5-year averages at the end of the third quarter 2024. Rig counts in the U.S. oil markets remain below historical levels as of the third quarter of 2024. Despite increasing rig counts and historically high crude oil prices, the Company believes that capital spending within the areas of the oil and gas market that it participates in remains below historical levels. While the Company saw an increase of sales to customers with traditional exposure to the oil and gas markets during 2023, as compared to the prior year, sales remain below historic levels. A significant portion of the Company’s sales and profitability has historically been derived from the sale of products that are used within the oil and gas industry. The Company continues to experience inflationary cost pressures for certain raw materials and other goods which the Company continues to try to mitigate through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for products and is trying to mitigate these impacts through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.
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
Due to these uncertainties, the Company’s management has concluded that, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
At September 30, 2024, the Company had four outstanding letters of credit totaling $1.4 million. See Item 1. Financial Statements, Note 10. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2023 Annual Report. During the nine months ended September 30, 2024, there were no significant changes in the application of critical accounting policies.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Uncommitted Revolving Credit Agreement, dated as of August 30, 2024, among the Company, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	09/06/2024	001-35944
10.2		Shareholder’s Loan Agreement, dated as of August 30, 2024, between the Company and Weichai America Corp.	8-K	10.2	09/06/2024	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November 2024.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)