Form 10-K
period 2024-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2025-03-24
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________
Commission file number 001-35944

POWER SOLUTIONS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware		33-0963637
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
201 Mittel Drive, Wood Dale, IL		60191
(Address of Principal Executive Offices)		(Zip Code)
(630) 350-9400
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PSIX	Nasdaq Stock Market
Securities Registered Pursuant to Section 12(g) of the Act:
__________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of 7,770,288 shares of Common Stock held by non-affiliates of the registrant as of December 31, 2024 was $49.5 million based on the last reported sale price on the over-the-counter (“OTC”) market on June 30, 2024 (although the total market capitalization of the registrant as of such date was approximately $145.8 million). Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 17 2025, there were 23,007,894 outstanding shares of the Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement (the “2025 proxy statement”), to be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days after the fiscal year ended December 31, 2024.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (“2024 Annual Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation: the factors discussed in this report set forth in Item 1A. Risk Factors; the impact of the macro-economic environment in both the U.S. and internationally on our business and expectations regarding growth of the industry; uncertainties arising from global events (including the Russia-Ukraine and Israel-Hamas conflicts), natural disasters or pandemics, and their impact on material prices; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted revolving credit agreement through the exercise by any lender of its demand right in its Revolving Credit Agreement; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risk involving potential security lapses and/or cyber-attacks; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports and exports; the impact of supply chain interruptions and raw material shortages, including compliance disruptions such as the Uyghur Forced Labor Prevention Act (the “UFLPA”) delaying goods from China; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; the potential effects of damage to our reputation or other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights or other laws; and the impact of unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities.
The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. The Company makes these filings available free of charge on its website (http://www.psiengines.com) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this 2024 Annual Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

PART I
Unless the context indicates otherwise, references in this 2024 Annual Report to “Power Solutions,” “PSI,” “the Company,” “Corporate,” “it,” “its” and “itself” mean Power Solutions International, Inc. and its wholly-owned subsidiaries. References herein to “2024,” “fiscal 2024” or “fiscal year 2024” refer to the fiscal year ended December 31, 2024. References herein to “2023,” “fiscal 2023” or “fiscal year 2023” refer to the fiscal year ended December 31, 2023.
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
The Company’s products are primarily used by global original equipment manufacturers (“OEMs”) and end-user customers across a wide range of applications and equipment that includes standby and prime power generation, demand response, microgrid, combined heat and power, arbor equipment, material handling (including forklifts), agricultural and turf, construction, pumps and irrigation, compressors and utility vehicles. As of January 1, 2024, the Company no longer sells emissions-certified engines into the on-road market.
The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, including the U.S. Environmental Protection Agency (“EPA”), the California Air Resources Board (“CARB”) and regulatory bodies within the European Union (“EU”).
The Company’s products include both sourced and internally designed and manufactured engines that are engineered and integrated with associated components. These comprehensive power systems are tested and validated to meet quality, safety, durability and environmental standards and regulations.
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
Products
The Company’s sourced and internally designed and manufactured engine blocks are engineered and integrated with associated components in a range of configurations that includes basic engine blocks integrated with appropriate fuel system parts as well as completely packaged power systems that include combinations of front accessory drives, cooling systems, electronic systems, air intake systems, fuel systems, housings, power takeoff systems, exhaust systems, hydraulic systems, enclosures, brackets, hoses, tubes, packaging, telematics and other assembled componentry. The Company also designs and manufactures large, custom-engineered integrated electrical power generation systems for both standby and prime power applications. The Company’s comprehensive power systems are tested and validated to meet quality, safety, durability and environmental standards and regulations.
The Company sells engines and power systems, including both emission-certified compression ignition and spark-ignition internal combustion engines which are enabled by advanced controls to run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the power systems, industrial and transportation end markets. Natural gas, gasoline, propane, and biofuel engines range from 0.99 liters (“L”) to 53L, while Diesel options range from 20L to 88L. The Company also designs and fabricates power system enclosures and sources electrification components that are engineered and integrated into desired configurations deemed “New Energy” within the industrial end market.
Strategic Initiatives/Growth Strategies
The Company continues to execute a comprehensive set of business objectives aimed at improving profitability, streamlining processes, strengthening the business and focusing on achieving growth in higher-return product lines. Key elements of these objectives and other initiatives are highlighted below.
Sustained profitability
The Company continues to improve profitability through the review of its customer and product portfolio. To date, this has resulted in strategic price increases in certain areas of the business, along with product redesign and the re-sourcing of certain components, to support improved margins. This program is a multi-year effort and will entail a strategic assessment of certain areas in which profitability does not meet established thresholds. The Company also continues to transform its manufacturing operations through the ongoing adoption of lean, agile and flexible lines, which provides opportunities for improved efficiency, margins and profitability, particularly as volume and sales increase. The Company has also been investing heavily in the expansion of its heavy-duty engine product line, which has historically provided better margins, particularly through its collaboration with Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, 000338.SZ) (herein collectively referred to as “Weichai”). Weichai is the beneficial owner of 51.1% of the outstanding Common Stock.
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
Grow the business in the highest return on investment areas
The Company has been a major participant in the power systems market for many years as a supplier to several of the world’s leading power generation companies and through its large custom genset enclosure business. Continuing to build on its broad product offering, the Company received EPA certification for its 32L and 40L heavy-duty engines in 2018 and for its 53L heavy-duty engines in 2019. These heavy-duty engines provide a natural-gas-fueled power range from 500 kilowatt-electric (“kWe”) to 1.25 megawatt (“MW”), allowing the Company to serve a greater portion of the demand response, microgrid, combined heat and power, and oil and gas markets. Additionally, in 2019, the EPA granted emergency standby certification for certain diesel engines sold by the Company, which are largely designed for emergency use in critical infrastructure applications. Also, the engines can handle mission critical customer operations in the health care, data center, hospitality and transportation industries. In addition to dedicating significant R&D resources within the power systems end market, the Company has also strategically invested in expanding its management, sales and operations staff to support these efforts. The Company’s heavy-duty engines have historically provided better margins.
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
•increasingly stringent regulations and growing efforts to reduce emissions are driving demand for clean energy and alternatives to diesel power engines in several markets such as the power generation market for microgrids, oil and gas applications, and arbor care markets, among others;
•growth in data centers and their increasing demand for electricity, which is driving growth for backup power (commercial generators/microgrids);
•growth in e-commerce activity around the world, which is driving demand for last-mile delivery vehicles; and
•the availability of automotive engines that are suited for industrial application.

New product expansion by leveraging deep industry experience
Throughout the Company’s history, it has evolved from a provider of diesel power systems to becoming a major supplier of power systems fueled by alternatives to diesel, including gasoline, propane, and natural gas, among others. By leveraging the deep industry experience of its engineering and new-product development teams, the Company is continuing to take steps to broaden the range of its power system product offerings, including engine classes, power ratings and the OEM and direct user market categories into which it supplies products. The Company plans to capitalize on its technologically sophisticated, in-house design, prototyping, testing and application engineering capabilities to further refine its superior power system technology. Due to increasing demand for new energy and latest market trends, the Company continues to offer battery packs for its industrial market.
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
Expand global business
Through the expansion of its product lineup and the entry into new markets, the Company has a history of growing its product offerings internationally beyond North America. The Company sees long-term opportunity in continuing to grow its business worldwide with further R&D investment including new-product development and offerings. In January 2022, PSI and Société Internationale des Moteurs Baudouin (“Baudouin”), a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets, which resulted in $1.1 million of sales during the year ended December 31, 2024. Beginning January 2024, this agreement automatically extends for additional one-year terms unless notice is given by one of the parties. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. The Company believes that this agreement will continue to offer enhanced global growth opportunities, particularly in Europe.
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
The Company’s largest customer represented 11% of consolidated net sales in 2024. The largest customer changes from time to time as a result of various factors, including prevailing market conditions, customers’ strategies and inventory of the Company’s power systems.

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
•fuel-agnostic strategy;
•demonstrated expertise in off-road applications;
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
The Company focuses on safety, people, quality, on-time delivery, cost and environment in its manufacturing operations. The Company is certified to the most recent International Organization for Standardization (“ISO”) standard, ISO 9001: 2015. The ISO 9000 family of quality management standards, which must be met in order to become ISO certified, is designed to help organizations monitor and improve the quality and delivery of their products and/or services to their customers. The Company uses tools such as Six Sigma, Lean Manufacturing, 80/20, Value Stream Mapping and other manufacturing engineering strategies to help manage its business, build quality, drive performance and continually improve culture within the manufacturing operations’ teams. The Company also uses a customer relationship management database to help collect customer feedback and to track overall quality performance at its OEM customers. Structured staff training is a constant priority and includes closed-loop quality monitoring and feedback systems.
Research, Development and Engineering
The Company’s research, development and engineering programs are focused on new product development and enhancements to current products, in addition to performance and quality improvements across its product lines. Its efforts are market driven, with the sales team identifying and defining market requirements and trends and its engineering and new-product development groups reviewing existing power system portfolios and developing new solutions that build upon the technology within that portfolio.
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
Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, information technology and administrative expenses and are expensed, net of contract reimbursements, when incurred. From time to time, the Company enters into agreements with its customers to fund a portion of the research, development and engineering costs of a particular project. These reimbursements are accounted for as a reduction of the related research, development and engineering expenditure. The Company’s net research, development and engineering expenditures for 2024 and 2023 were $20.1 million and $19.5 million, respectively.
Supplier Relationships
In addition to producing its own engines, the Company has established relationships with its suppliers for certain engines that are integrated into the Company’s comprehensive power systems, the most significant of which are HD Hyundai Infracore Co., LTD (“HD Hyundai”), a subsidiary of HD Hyundai, Shenyang Packson Technology Co., LTD. (“SPY”), Chongqing Duchengrongfeng Mechanic Manufacture Co., Ltd (“CDM”) and Weichai. The Company also sources other power system components and coordinates design efforts with third-party suppliers for some of its key components. In general, the prices at which the Company purchases engines, components and other raw materials are based on market factors, including the prices offered by other suppliers operating in the same market and the prevailing market prices of raw materials.
The Company aggregates product sourcing efforts across its large and diverse OEM customer base and across industry categories, capitalizing on volume, economies of scale and global supply opportunities. The Company’s customers benefit from the aggregation of its global sourcing, procurement, and assembly and services, obtaining cost benefits that they might not obtain if they were to rely on their own internal resources, capabilities and more limited demand requirements. Through this process, customers are able to streamline their supply base by consolidating procurement and assembly efforts down to a single part number product supplied by the Company. The Company delivers this assembly to its customers’ production lines ready to install into the customers’ product.
The Company is party to a nonexclusive supply agreement with HD Hyundai, under which it purchases and distributes specified HD Hyundai engines within a territory consisting of the United States, Canada and Mexico with no minimum product purchase commitments. Beginning in 2024, the supply agreement automatically extends for additional one-year terms unless a notice of termination is provided by either party six months prior to the scheduled expiration.
In November 2023, the Company entered into a supply agreement with CDM, for the exclusive purchase and distribution of engines in North and South America, in the industrial and power system markets. The Company entered into this supply agreement to source certain engines previously supplied by Shenyang Aerospace Mitsubishi Motors Engine Manufacturing Co., Ltd. (“SAME”), whose ability to supply product was suspended because of the intensified enforcement and expansion of the UFLPA near the end of 2023. Beginning December 2024, the supply agreement automatically extends for additional one-year terms unless a notice of termination is provided by either party six months prior to scheduled expiration.
In November 2023, the Company also entered into a supply agreement with SPY, for the exclusive purchase and distribution of engines in North and South America, in the industrial and power system markets. The Company entered into this supply agreement to source certain engines previously supplied by SAME, whose ability to supply product was suspended because of the intensified enforcement and expansion of the UFLPA near the end of 2023. Beginning December 2024, the supply agreement automatically extends for additional one-year terms unless a notice of termination is provided by either party six months prior to scheduled expiration.
Product Support
The Company’s dedicated team of product and application engineers enables it to deliver high-quality, responsive technical support to its OEM and end-user customers. The Company provides technical support and training to its customers, including in-plant training and support through web and phone-based field service. The Company further supports its customers by engaging regional providers to perform warranty services and offer support for its power systems. The Company also leverages its technical resources to provide service and support functions for its power systems sold to OEM customers.
Backlog
Backlog generally is not considered a significant factor in the Company’s business.
Employees and Human Capital
As of December 31, 2024, the Company’s workforce consisted of approximately 700 full-time employees. None of the members of the Company’s workforce are represented by a union or covered by a collective bargaining agreement.
Company values include focusing on developing and maintaining a world class workforce through personal accountability, teamwork, customer service and innovation. The Company monitors and manages attrition. It approves, through its human resources department, the replacement of key positions that it believes are critical to sustaining improved business performance and analyzes departure data to continually improve upon the experience of employees. Turnover for salaried employees in 2024 was approximately 9.5%.The Company’s talent management and succession planning process includes the identification of key positions based on current and future business strategies, the identification of potential successors, and a plan for talent development.
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
Health and safety are also a key priority, as the Company is committed to removing conditions that cause personal injury or occupational illness. Employees participate in training sessions focused on these topics and are encouraged to promote behaviors that protect others from risk of injury. The Company sets annual targets for its Total Recordable Incident Rate (“TRIR”) and Days Away, Restricted or Transferred (“DART”) and regularly reviews these metrics. For 2024, the Company achieved an overall TRIR of 4.418, meaning that for every 100 employees, 0.40 employees incurred an injury that resulted in recordable medical treatment. The DART was 3.96 in 2024, meaning that for every 100 employees, 0.039 individuals experienced an incident that resulted in days away from work or restricted work tasks.
Environmental Matters
The Company’s reporting facilities follow the guidelines required for its federally enforceable state operating permits (FESOP) used with the Illinois Environmental Protection Agency (IEPA), and the Wisconsin Department of Natural Resources (WDNR) Type-B permit guidelines. This includes monitoring the emissions produced from these locations as part of the requirements within the states where PSI operates. A majority of PSI's current production utilizes traditional utility supply. PSI’s production processes that require product testing rely on liquid propane and natural gas fuels, which produce lower emissions than diesel and gasoline.
The Company is committed to producing high quality products that provide reduced emissions and to operating its facilities in a manner that mitigates their impact on the environment.
For the full year ended 2024, approximately 76% of the engines sold run on either propane or natural gas. Also, the Company has taken the following steps to enhance its sustainability:
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
Impact of Government Regulation
The Company’s power systems are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing exhaust emissions, evaporative emissions, greenhouse gas (“GHG”) emissions and noise. The Company’s power systems are subject to compliance with regulatory standards imposed by the EPA, state regulatory agencies in the United States, including CARB, and other regulatory agencies around the world. Although as of January 1, 2024, the Company no longer sells engines into the on-road market, because its engines are still sold into the off-road market, the Company must ensure certification to the specific regulations within the applicable statutory segment. For products sold into the U.S. market, both EPA and CARB have imposed specific regulations on engines used in off-road equipment. These regulations generally serve to restrict exhaust emissions, with a primary focus on oxides of nitrogen, hydrocarbons and carbon monoxide. Exhaust emission regulations for engines used in off-road industrial and power generation equipment vary based upon the use of the equipment into which the engine is incorporated (such as stationary power generation or mobile off-highway industrial equipment) and the type of fuel used to drive the power system. The Company continues to make significant investments into the necessary intellectual property that supports full compliance of the Company’s engines now and into the foreseeable future.
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

The initial and ongoing certification requirements vary by power system application and market segment. Each application must undergo a series of rigorous and demanding tests to demonstrate compliance with regulatory standards, including useful life, zero hours and durability testing. Once a power system is certified, regulatory agencies impose ongoing compliance requirements, which include testing newly produced power systems on a regular quarterly schedule to ensure ongoing compliance with applicable regulations. In addition, there are field audit requirements, which require the removal of power systems from service at specified stages of their useful lives to perform confirmatory exhaust emissions testing and/or on-board diagnostic (“OBD”) system audits and testing. All of the Company’s emission-certified power systems meet existing exhaust emission standards of the EPA and CARB. Failure to comply with these standards could result in materially adverse effects on the Company’s future financial results.
Information about the Company’s Executive Officers
The following selected information for each of the Company’s current executive officers was prepared as of March 17 2025.

Name	Age	Executive Officer Since	Present Position with the Company
C. (Dino) Xykis	65	2020	Chief Executive Officer
Xun (Kenneth) Li	55	2022	Chief Financial Officer
Randall D. Lehner	53	2024	General Counsel

C. (Dino) Xykis was appointed as the Chief Executive Officer on April 24, 2023, after serving as Interim CEO since June 2, 2022. Mr. Xykis also served as the Company’s Chief Technical Officer from March 15, 2021 until July 9, 2024. He is responsible for the oversight of the Company and its advanced product development, engineering design and analysis, on-highway engineering, applied engineering, emissions and certification, Waterford, Michigan engineering operations, program management and product strategic planning. Since joining the Company in 2010 and until his appointment as Chief Technical Officer in March 2021, Mr. Xykis served as Vice President of Engineering for the Company. He has more than 30 years of professional experience in multi-disciplined engineering areas including senior management and executive positions at various companies including Cummins Inc., a publicly traded company on the NYSE, and Generac Power Systems, a publicly traded company on the NYSE. Mr. Xykis also served as Adjunct Professor of Mechanical Engineering and Mechanics at the Milwaukee School of Engineering and previously served on the audit and compensation committees of the Board of Directors of Image Sensing Systems, a publicly traded company on Nasdaq, from 1996 to 2001. Mr. Xykis has also served on the advisory board of Civil, Environmental, and Geo-Engineering, College of Science and Engineering, University of Minnesota for the past eight years. Mr. Xykis holds a Bachelor’s degree in Structural Engineering, a Master’s degree in Vibration/Dynamics, and a PhD. in Structural/Applied Mechanics from the University of Minnesota, Minneapolis.
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

Randall D. Lehner was appointed as the General Counsel on March 4, 2024. Mr. Lehner is an accomplished legal advisor who has more than 25 years of legal experience in the areas of corporate and board governance, dispute resolution, regulatory compliance, internal controls and strategy, among others. Most recently, from May 2020 to February 2024, Mr. Lehner served as associate general counsel and deputy general counsel for Guaranteed Rate, LLC, a leading mortgage company, where he was a member of the legal leadership team with primary responsibility for litigation and risk management. Prior to this role, from 2015 through 2020, Mr. Lehner was a partner with Kelley Drye & Warren LLP, where his practice focused on commercial litigation, regulatory and internal investigations and government enforcement actions. Prior to Kelley Drye & Warren LLP, from 1997 to 2014, Mr. Lehner worked at several other prestigious law firms. Mr. Lehner holds a Juris Doctor degree from Duke University with high honors. He also holds a Bachelor of Arts degree in political science from the University of Michigan with high honors.
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
Geopolitical Factors
The Company utilizes a global supply chain to source products, including engines, components and materials, which may subject it to tariffs, including U.S. tariffs imposed on imports from China. The Company also sells its products on a global basis, and therefore its export sales could be impacted by tariffs.
Several of the Company’s products are sourced internationally, including from China, where the U.S. has imposed tariffs on specified products imported from China. These tariffs have an impact on the Company’s material costs and have the potential to have an even greater impact, depending on the outcome of future trade negotiations and policies. The Company is evaluating U.S. government policy, which is subject to change in the current negotiating environment, pricing, its supply chain and its operational strategies to mitigate the impact of these tariffs; however, there can be no assurances that any mitigation strategies employed will remain available under government policy or that the Company will be able to offset tariff-related costs or maintain competitive pricing of its products. Further, the imposition of tariffs on imports from China and other countries have the potential to materially and adversely impact the Company’s sales, profitability and future product launches. U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, in early 2025, President Donald Trump signed executive orders imposing various tariffs on certain imports from Mexico, Canada, and China, and stated his intent to impose tariffs on any country that imposes tariffs on U.S. products. Certain products that we buy from our suppliers are, and may in the future be, subject to these tariffs, which could increase our manufacturing costs. Additionally, the tariffs imposed by the U.S. have resulted, and may in the future result, in threatened and actual retaliatory tariffs by other countries against U.S. exports. The Company also sells its products on a global basis; and, therefore, if such retaliatory tariffs are imposed on exports of the Company’s products, this could make our exported products less competitive than products of our competitors who are not subject to such retaliatory tariffs. Any material reduction in sales may have a material adverse effect on the Company’s results of operations.
Liquidity and Indebtedness
The Company’s management has concluded as of the filing of this 2024 Annual Report that, due to uncertainty surrounding the Company’s ability to extend or refinance its current debt agreements, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern. In August 2024, the Company refinanced its debt through a new Uncommitted Revolving Credit Agreement (the “Revolving Credit Agreement”), with Standard Chartered Bank (“Standard Chartered”) and two other lenders. Additionally, also in August 2024, the Company entered into a new Shareholder’s Loan Agreement (the “SLA”) with Weichai. The new Revolving Credit Agreement and the new SLA will mature on August 30, 2025 and August 31, 2025, respectively, and have borrowing capacity of $120.0 million and $105.0 million, respectively. As of December 31, 2024, the Company had $120.0 million of total borrowings outstanding under its debt agreements.
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
The Company’s management has concluded that, due to uncertainties surrounding the Company’s future ability to refinance, extend and amend, or repay its outstanding indebtedness under its existing debt arrangements and other requirements under the Revolving Credit Agreement and other outstanding debt, in the future, substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, maintaining compliance with the covenants and other requirements under the new Revolving Credit Agreement and the new SLA, in the future, and extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements.
The Company has a significant amount of indebtedness and is highly leveraged. Its existing debt or any potential new debt could adversely affect its business and growth prospects.
As of December 31, 2024, the Company’s total debt obligations, including indebtedness under the Revolving Credit Agreement and SLA was $120.2 million. The Company’s debt arrangements contain and may contain in the future certain requirements, including specific financial and other covenants or restrictions. The failure or the inability to meet such obligations under existing debt or any new debt could materially and adversely affect the Company’s business and financial condition. In addition, the Company’s debt obligations could make it more vulnerable to adverse economic and industry conditions and could limit its flexibility in planning for or reacting to changes in its business and the industries in which it operates. The Company’s indebtedness and the cash flow needed to satisfy its debt obligations and the covenants contained in current and potential future debt agreements could have important consequences, including the following:
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
The Company’s new Revolving Credit Agreement places limitations on its ability to make acquisitions and restricts its ability to incur additional indebtedness, while the SLA places limitations or restrictions on the Company’s usage of borrowed funds. Any future failure by the Company to comply with the financial covenants set forth under the Company’s debt agreements, if not cured or waived, could result in the acceleration of debt maturities or prevent the Company from accessing availability of funds under the SLA. If the maturity of the indebtedness is accelerated, the Company may not have sufficient cash resources, or have the ability to obtain financing through alternative resources, to satisfy its debt and other obligations, and the Company may not be able to continue as a going concern.
Financial Condition, Results of Operations, and Cash Flows
The Company is subject to price increases in some of the key components in its power systems.
The prices of some of the key components of the Company’s power systems are subject to fluctuation due to market forces, including changes in the costs of raw materials incorporated into these components. Such price increases occur from time to time due to increases in overall inflation, spot shortages of commodities, increases in labor costs or longer-term shortages due to market forces. In particular, the prices of certain precious metals, such as palladium and rhodium, used in emissions-control systems fluctuate frequently and often significantly. Substantial increases in the prices of raw materials used in components that the Company sources from suppliers may result in increased prices charged by suppliers. If the Company incurs price increases from suppliers for key components in its power systems, production costs will increase, and given competitive market conditions, or contractual limitations, the Company may not be able to pass all or any of those cost increases on to OEM customers in the form of higher sales prices. To the extent that its competitors do not suffer comparable component cost increases, the Company may have even greater difficulty passing along price increases, and the Company’s competitive position may be harmed. As a result, increases in costs of key components may adversely affect the Company’s margins and otherwise adversely affect its results of operations.
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
The Company’s power systems are sophisticated and complex, and the success of the power systems is dependent, in part, upon the quality and performance of key components, such as engines, fuel systems, generators, breakers, and complex electrical components and associated software. The Company may incur liabilities for warranty claims because of defective products or components, including claims arising from defective products or components provided by its suppliers that are integrated into its power systems.
The provisions the Company makes for warranty accruals may not be sufficient, or it may be unable to rely on a warranty provided by a third-party manufacturer or recover costs incurred associated with defective components or products provided by its suppliers. The Company may recognize additional expenses because of warranty claims in excess of its current expectations. Such warranty claims may necessitate a redesign, re-specification, a change in manufacturing processes and/or a recall of its power systems, which could have a material adverse impact on the Company’s financial condition and results of operations and on existing or future sales of its power systems and other products. Even in the absence of any warranty claims, a product deficiency such as a manufacturing defect or a safety issue may necessitate a product recall, which could have a material adverse impact on the Company’s financial condition and results of operations and on existing or future sales.
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
Supply Chain
The Company is dependent on certain key third-party suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could result in supply shortages.
The Company sources engines, components and replacement parts used in the assembly of its power systems and aftermarket sales from various third-party suppliers. Much of the technology incorporated into the components that the Company sources from a limited number of suppliers is technologically sophisticated, and the Company does not believe that its competitors have access to some of this sophisticated technology in the components they are able to source. If the Company’s competitors were to gain access to these suppliers’ technology or if the Company’s relationships with these suppliers were to change adversely, the Company’s business could be harmed. The viability of certain key third-party suppliers, or the exiting by certain suppliers of certain business lines, could require the Company to find other suppliers for materials or components. Some components cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the components or materials. Any extended delay in receiving engines or other critical components, or the inability of third-party suppliers to meet the Company’s quality, quantity or cost requirements, could impair or prohibit the Company’s ability to deliver products to its OEM customers.
Disruptions arising from compliance with certain importation and trade laws and regulations, including those governing goods shipped from certain regions in China, have, and in the future may, cause supply chain interruptions and raw material shortages.
We are subject to various laws and regulations that affect our ability to obtain components and materials. On December 23, 2021, the UFLPA became law in the United States. The UFLPA, among other matters, prohibits the import of goods from the Xinjiang Uyghur Autonomous Region of the People’s Republic of China. In July 2023, the Company began experiencing delays in the imports of raw materials directly related to the UFLPA. Near the end of 2023, the importing of certain forklift products was suspended because of the intensified enforcement and expansion of the UFLPA and continued through the third quarter of 2024. In 2024, the Company re-sourced these products from CDM and SPY in place of SAME while maintaining the Company’s high-quality standards. Additionally, with the ongoing enforcement and expansion of the UFLPA, the Company has increased the vetting of new and existing vendors with links to the applicable areas to mitigate the likelihood of future disruption of imports.
Trade law and regulation compliance disruptions could occur again in the future and could result in other delays of importing raw materials needed to fulfill future orders while the Company works to comply with trade laws and regulations, including the UFLPA.
Growth and Profitability
The market for alternative-fueled, spark-ignited power systems may not continue to develop as expected.
The continued market acceptance and growth of the market for efficient alternative-fueled, spark-ignited power systems, including natural gas, propane and gasoline, is a key tenet of the Company’s growth strategy. The impact of diesel emission regulations is expected to increase the cost and complexity of diesel power systems, but this may not materialize to the expected extent or at all. Also, customers, or potential customers, may not substitute natural gas, propane and gasoline-powered power systems for diesel power systems in response to these regulations. In addition, to the extent that diesel power system manufacturers develop the ability to design and produce emission-compliant diesel power systems that are more competitive than the Company’s alternative-fueled power systems, customers and potential customers may be less likely to substitute alternative-fueled power systems for diesel power systems. Furthermore, if alternative-fueled power systems are substituted for diesel power systems, there can be no assurance that the Company’s power systems would capture any portion of the potential market increase. If the industrial OEM market generally, or more specifically any of the OEM categories that represent a significant portion of the Company’s business or in which it anticipates significant growth opportunities for its power systems, fails to develop or develops more slowly than the Company anticipates, its business could be materially adversely affected.

Lastly, the Company also faces competition from other forms of power systems, including electrification and fuel cells, which could limit its ability to grow in the future.
The Company may be impacted by volatility of oil and gas prices and/or fuel price differentials.
The prices of various fuel alternatives are subject to fluctuation, based upon many factors, including, but not limited to, global supply and demand, changes in resource base, pipeline transportation capacity for natural gas, refining capacity for crude oil, and government tariff excise, and fuel tax policies. The price differential among various fuel alternatives can impact OEMs and their decisions on which, if any, power systems they purchase from the Company. Furthermore, if OEMs decide to purchase the Company’s power systems, relative fuel prices may affect which power systems they purchase, and the margins can vary significantly among the Company’s various power systems.
The Company may be affected by the price of oil and gas. For example, when the price of oil declines, oil becomes a more favorable source of fuel in the short term, and alternative fuel and energy producers suffer as a result. This volatility, as with any commodity, will occur from time to time and may adversely affect the Company’s business.
Also, a significant portion of the Company’s sales and profitability has historically been derived from sales of products that are used in the oil and gas industry, primarily in support of operating wells. Various factors, such as capital allocation strategies, oil pricing, rig counts, shifts in energy sources, and governments policies, among others, could lead oil and gas producers to curtail or limit capital expenditures. In addition, oil and gas producers may cease or suspend production at well sites that have or are likely to become unprofitable. As a result, sales of the Company’s products could be severely impacted during periods of a prolonged depression in energy prices, rig counts and capital expenditures which could have a material adverse effect on the Company’s results of operations. The Company estimates that as much as approximately $105.5 million and $72.1 million of its 2024 and 2023 net sales, respectively, were attributable to the sale of products used within the oil and gas industry. The potential impact of future disruptions, continued economic uncertainty, and depressed crude oil prices and low rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges.
The introduction of new products, including new engines that the Company develops, and the continued expansion of products may not succeed or achieve widespread acceptance.
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
Additionally, there are greater design and operational risks associated with new products. The inability of the Company’s suppliers to produce technologically sophisticated components for new engines and power systems, the discovery of any product or process defects or failures associated with production of any new products, and any related product returns could each have a material adverse effect on the Company’s business and its results of operations. If new products that the Company expends significant resources to develop or acquire are not successful or do not obtain, or retain, required certifications, or such products do not achieve the required production volume and scale, its business could be adversely affected.

The Company’s OEM customers may not continue to outsource their power system needs.
The purchasers of the Company’s power systems are OEMs that manufacture a wide range of applications and equipment that include standby and prime power generation, demand response, microgrid, combined heat and power, utility power, arbor equipment, material handling (including forklifts), agricultural and turf, construction, pumps and irrigation, compressors, and utility vehicles. As a result of the significant resources and expertise required to develop and manufacture emission-certified power systems, certain of these customers have historically chosen to outsource production of power systems to the Company. To a significant extent, the Company depends on OEMs continuing to outsource design and production of power systems, power system components and subsystems. OEM customers may not continue to outsource as much or any of their power system production in the future. Increased levels of OEM vertical integration could result from a number of factors, such as shifts in the Company’s customers’ business strategies, acquisition by a customer of a power system manufacturer or the emergence of low-cost production opportunities in foreign countries. Any number of these factors could have an adverse impact on the Company’s business.
Human Capital
The failure to attract, retain and motivate a highly qualified workforce and high functioning management team could, in the future, affect the Company’s business results.
The Company’s success depends on its ability to attract, retain and motivate a highly qualified workforce and high functioning management team. Failure to ensure that the Company has the depth and breadth of management and personnel with the necessary skill set and experience could impede its ability to deliver growth objectives and execute its operational strategy. Competition for qualified employees among companies that rely heavily upon engineering and technology is at times intense, and the loss of qualified employees could hinder the Company’s ability to conduct research activities successfully and develop marketable products. As the Company continues to expand, it will need to promote and hire additional staff, and, as a result of increased compensation and benefit mandates, it may be difficult to attract or retain such individuals without incurring significant additional costs.
Common Stock Ownership and Stockholder Influence
A decrease in stock price may have an unfavorable impact on our status on the Nasdaq and liquidity.
The Company’s stock is newly traded on Nasdaq. If we are not able to comply with the applicable listing requirements or standards of Nasdaq, our common stock could be delisted from Nasdaq. Our share price may be volatile, and purchasers of our common stock could incur substantial losses. The payment of dividends is currently restricted by the Company’s short-term credit facility. The Company intends to retain its future earnings to support operations, to finance expansion and reduce debt.
Ownership of the Company’s stock is concentrated with Weichai and the founder of the Company, and therefore other stockholders’ ability to influence corporate matters is limited.
As of March 17 2025, Weichai beneficially owned 51.1% of the Company’s outstanding shares of Common Stock. Additionally, Gary S. Winemaster, the Company’s founder, former Chairman of the Board of Directors (the “Board”), former Chief Executive Officer, President and nonexecutive Chief Strategy Officer, beneficially owned approximately 14.4% of the Company’s outstanding shares of Common Stock. Each of these stockholders, by virtue of their significant equity ownership in the Company, may be able to significantly influence, and, in the case of Weichai, control the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of these stockholders may not coincide with the interests of other stockholders. The concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. Weichai alone owns a majority of the outstanding shares of Common Stock and, therefore, it possesses voting control over the Company sufficient to prevent any change of control from occurring.
Weichai maintains certain rights through its Investor Rights Agreement with the Company.
Weichai entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company upon execution of the SPA. The Rights Agreement provides Weichai with majority representation on the Company’s Board and management representation rights. Weichai currently has four representatives on the Board which constitutes the majority of the directors serving on the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the Nasdaq Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the Nasdaq Listing Rules of Rules 5605(b), (d) and (e). With Weichai being the majority owner of the Company’s outstanding shares of its Common Stock, Weichai is able to exercise control over matters requiring stockholders’ approval, including, among other matters, the election of the Directors, amendment of the Company’s Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
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
General Risk Factors
Adverse global and regional economic conditions may materially and adversely affect the Company’s business, results of operations and financial condition.
The Company has international operations with sales outside the U.S. representing 13% of the Company’s total net sales. Further, the Company’s global supply chain is large and complex, and a majority of the Company’s supplier facilities, are located outside the U.S. As a result, the Company’s operations and performance depend significantly on global and regional economic conditions.
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
A downturn in the economic environment may also lead to increased credit and collectability risk on the Company’s trade receivables; the failure of financial institutions (including those that the Company currently, or could potentially, transact with or those that currently, or could in the future, provide services to the Company); limitations on the Company’s ability to issue new debt; reduced liquidity; and declines in the fair value of the Company’s financial instruments. These and other economic factors may materially and adversely affect the Company’s business, results of operations, financial condition and stock price.
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
Also, the Company is subject to, and may become subject to, various state, federal and international laws and regulations governing its business, environmental, labor and trade practices. These laws and regulations, particularly those applicable to the Company’s international operations, are or may be complex, extensive and subject to change. The Company needs to ensure that it and its OEM customers and suppliers timely comply with such laws and regulations, which may result in increased operating costs. Other legislation has been, and may in the future be, enacted in other locations in which the Company manufactures or sells its products. If the Company or its component suppliers fail to timely comply with applicable legislation, its customers may refuse to purchase its products, or it may face increased operating costs because of fines or penalties. In connection with complying with such environmental laws and regulations as well as with industry environmental initiatives, the standards of business conduct required by some of its customers and its commitment to sound corporate citizenship in all aspects of its business, the Company could incur substantial compliance and operating costs and be subject to disruptions to its operations and logistics. In addition, if the Company were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, it could be subject to governmental fines, liability to its customers and damage to its reputation and corporate brand, any of which could cause its financial condition or results of operations to suffer.
We may incur fines or penalties, damage to our reputation or suffer other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights, forced labor, or other laws.
We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, human rights, forced labor, anti-bribery, export and import compliance, trade sanctions, data privacy, anti-trust and money laundering, due to our domestic and global operations. In particular, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced government corruption to some degree. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, suppliers, sub-suppliers or other contract parties, agents and business partners. Violations of these laws, which are complex and often are difficult to interpret and apply, could subject us to civil or criminal investigations in the United States and other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related stockholder lawsuits, could lead to increased costs of compliance and could damage our reputation, business, financial condition, operating results and cash flows.
Employee disputes or litigation and related unfavorable publicity may negatively affect our future business, financial condition, and operating results.
We may become involved in lawsuits or other disputes relating to employment matters, such as hostile workplace, discrimination, wage and hour disputes, sexual harassment, or other employment issues. These types of claims, depending on their nature, can have a significant negative impact on businesses. Certain companies that have faced employment- or harassment-related lawsuits have had to terminate management or other key personnel, have borne economic and other costs and have suffered reputational harm that has negatively impacted their business.
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. There is no assurance that material weaknesses or significant deficiencies in internal controls will not be identified in the future or that we will be successful in adequately remediating any such material weaknesses or significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We have had material weaknesses in our internal controls in the past and we cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and accounting processes in the future. The existence of any material weakness or significant deficiencies would require management to devote significant time and incur significant expense to remediate, and management may not be able to remediate in a timely manner. The existence of any material weakness in our internal controls over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.
The Company could incur restructuring and impairment charges as it continuously evaluates its portfolio of assets and identifies opportunities to restructure its business to optimize its cost structure.
The Company continuously evaluates its portfolio of assets and its operational structure in an effort to identify opportunities to optimize its cost structure as a result of its on-going business needs. These actions could result in restructuring and related charges, including but not limited to asset impairments and employee termination costs, any of which could be significant and could adversely affect the Company’s results of operations.
The Company has substantial amounts of long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions requires significant judgment. Declines in profitability due to changes in volume, market pricing, cost or the business environment could result in charges that could have an adverse effect on the Company’s results of operations. Significant adverse changes to the Company’s business environment and future cash flows could cause the recognition of material impairment charges in future periods.
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
The Company believes that the success of its business depends, in substantial part, upon its proprietary technology, information, processes and know-how. The Company does not own any material patents and relies on a combination of trademark and trade secret laws, along with confidentiality agreements, contractual provisions and licensing arrangements, to establish and protect its intellectual property rights. Despite the Company’s efforts to protect its intellectual property rights, existing laws may afford only limited protection, and the Company’s actions may be inadequate to protect its intellectual property rights or to successfully defend itself against claims from others that the Company has violated their intellectual property rights. In addition, the laws of some foreign countries may not protect the Company’s proprietary rights as fully or in the same manner as the laws of the United States. The unauthorized use of the Company’s intellectual property rights and proprietary technology by others could materially harm the Company’s business.
In addition, the Company cannot be certain that its products, services and power system technologies, including any intellectual property licensed from third parties for use therein or incorporated into components that it sources from its suppliers, do not, or in the future will not, infringe or otherwise violate the intellectual property rights of third parties. In the future, the Company may be subject to infringement claims that result in litigation. Successful infringement claims against the Company could result in substantial monetary liability, require the Company to enter into royalty or licensing arrangements, or otherwise materially disrupt the conduct of the Company’s business. In addition, even if the Company prevails in the defense of any such claims, any such litigation could be time-consuming and expensive to defend or settle and could materially adversely affect its business.
Limitations of the Company’s Directors’ and Officers’ liability insurance and potential indemnification obligations will have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Under its bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors. Expenses that may occur in the future and/or liabilities not covered by the Company’s directors and officers liability insurance policy, that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification would be funded by the Company with its existing cash resources. The Company directors’ and officers’ liability insurance policy renews annually and expires in July 2025.
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
We are subject to income taxes in the United States jurisdictions. Our effective tax rate and cash tax liability in the future could be adversely affected by the enactment of new tax legislation, changes in the level and mix of earnings in jurisdictions with differing statutory tax rates, and changes in the valuation of deferred tax assets and liabilities. The carrying value of deferred tax assets, which are predominantly in the United Sates, is dependent on our ability to generate future taxable income in the United States. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain of our tax reporting positions and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits to determine the appropriateness of our gross unrecognized tax benefits. The amounts ultimately paid upon resolution of current and future tax audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our income tax provision.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
The Company continuously enhances policies and procedures, and controls to mitigate against the substantial rise in the prevalence of cybersecurity risks and challenges to protect its data.
Risk Management Strategy
The Company’s cybersecurity risk management function is led by the Vice President of Information Technology, who evaluates processes and activities within the Company’s information technology infrastructure and automated systems. In 2023, the Company completed a detailed assessment to identify all technology and cyber tools currently in place and assessed its information technology personnel’s cybersecurity capabilities and skill sets. In 2023, the Company focused on formalizing cybersecurity procedures and defining standards for risk identification and communication activities. The Company utilizes the National Institute of Standards and Technology guidance in all cybersecurity policies and procedures. Annual training for employees is required as well as ad hoc trainings for specific topics or events as deemed appropriate throughout the year. The Company also has cyber insurance to assist the Company both financially and operationally if a cyber event were to occur. Below is the basic framework used in the Company’s risk management strategy:
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
•Annual update of risk factors in the Company’s Form 10-K by key executives, and
•A broader fraud risk assessment (also performed as part of the internal control program).
The Company’s information technology and risk management function is highly centralized, with the Corporate Controller and Vice President of Information Technology involved in most of the risk related activities which provides a consistent input throughout risk management activities as well as aiding in identifying dependencies and duplications. The Company engaged a third party to conduct phishing and penetration tests in 2024. The Company continues to evolve its processes, procedures, and tools as a result of the observations from these tests.
The Vice President of Information Technology oversees the population of third-party service providers connected to any of the Company’s networks. For each third-party service provider that would directly impact the Company’s financial reporting, the Company obtains a System and Organization Controls (SOC) 1, Type 2 Report (“SOC 1 Report”) to evaluate that service provider’s internal controls and help the Company assess the risk of obtaining services from that services provider. The SOC-1 Report is reviewed by members of the Company’s management and the Internal Audit group. The Company also limits access to information granted to any third-party service provider to only the information necessary for them to perform their services to the Company.
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents. We face ongoing risks from certain cybersecurity threats, and we cannot provide assurance that, if those risks materialize, our business strategy, results of operations or financial condition will not be materially affected in the future. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Governance and Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
The Audit Committee of the Board (the “Audit Committee”) has been designated as the board committee with oversight responsibility of cybersecurity as delegated in the Audit Committee charter. The following summarizes the role and frequency in which the Audit Committee oversees and monitors cybersecurity risks:
•At least annually the Vice President of Information Technology presents compliance activities related to cybersecurity to the Audit Committee which includes those activities related to compliance with the cybersecurity disclosure regulations;
•Material breaches, if any are, disclosed to the Audit Committee either in regularly scheduled meetings or, if urgent in calls with the Chair of the Audit Committee;
•Periodically, the Vice President of Information Technology provides updates to the Audit Committee on internal controls surrounding information technology (including cybersecurity);
•The Chair of the Audit Committee provides regular updates during Audit Committee meetings which includes cybersecurity; and

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
The Vice President of Information Technology is responsible for managing overall cybersecurity and cyber risks, including infrastructure, development, and cybersecurity. The Vice President of Information Technology has extensive and progressive experience in supporting information technology risks and objectives in manufacturing companies equivalent to the Company and is a Certified Information Systems Security Professional from ISC2, a leading association for cybersecurity professionals. The Company’s Vice President of Information Technology is required to have the following qualifications:
•Asset Security;
•Security Architecture and Engineering;
•Communication and Network Security;
•Identity and Access Management;
•Security Assessment and Testing;
•Security Operations; and
•Software Development Security.
The Company’s Vice President of Information Technology is the central contact point to receive (i) alerts regarding potential cybersecurity incidents and (ii) reports from the Company’s Information Technology personnel regarding potential cybersecurity incidents. All confirmed cybersecurity events are communicated by the Vice President of Information Technology to the Corporate Controller and Vice President of Internal Audit. Material confirmed cybersecurity events are further escalated to the Chief Executive Officer and Chief Financial Officer for further review, discussion and remediation.
Item 2.    Properties.
The Company’s operations are located in 7 leased facilities in the United States, totaling approximately 1.0 million square feet of floor space. The Company is in the process of expanding the Wisconsin facility, which will results in an additional 0.1 million square feet.The Company’s corporate headquarters is located in Wood Dale, Illinois, a suburb of Chicago.
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
Item 3.    Legal Proceedings.
See Note 11. Commitments and Contingencies, included in Part II, Item 8. Financial Statements and Supplementary Data, for a discussion of legal proceedings, which are incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
    Securities.
The Common Stock traded on Nasdaq under the symbol “PSIX” from May 28, 2013 through April 18, 2017. The Common Stock was suspended from trading and was subsequently delisted from Nasdaq effective at the open of business on April 19, 2017. It then traded on the OTC Pink marketplace (“OTCPink”), operated by OTC Markets Group, Inc. (“OTC Market”), under “PSIX” until December 26, 2024. The OTCPink is a quotation system and not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The Company’s Common Stock uplisted on the Nasdaq under the symbol “PSIX” on December 26, 2024.
As of March 17 2025, the sale price for the Company’s Common Stock, as reported by the Nasdaq, was $33.09 per share.
Holders
As of March 17 2025, there were approximately 43 holders of record of the Company’s Common Stock.
Dividend Policy
The Company has not paid any cash dividends on the Common Stock to date. The payment of dividends is currently restricted by the Credit Agreement. The Company intends to retain its future earnings to support operations, to finance expansion and reduce debt.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During 2024 and 2023, the Company did not repurchase any equity securities.
Item 6.
Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the fiscal years ended December 31, 2024 and 2023, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to the Company that may cause its results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors” in this report. See also “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s consolidated financial statements and the related Notes included in this report.
Executive Overview
The Company designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the power systems, industrial and transportation end markets with primary manufacturing, assembly, engineering, R&D, sales and distribution facilities located in suburban Chicago, Illinois and Darien and Beloit, Wisconsin. The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, such as the EPA and the CARB.
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

Net sales by geographic area and by end market for 2024 and 2023 are presented below:

(in thousands)	For the year ended December 31, 2024		For the Year Ended December 31, 2023
Geographic Area		% of Total		% of Total
United States	$419,706	88%	$378,886	83%
North America (outside of United States)	24,466	5%	21,265	5%
Pacific Rim	24,652	5%	39,822	8%
Europe	7,090	2%	13,815	3%
Others	53	—%	5,185	1%
Total	$475,967	100%	$458,973	100%

(in thousands)	For the year ended December 31, 2024		For the Year Ended December 31, 2023
End Market		% of Total		% of Total
Power Systems	$325,749	68%	$225,106	49%
Industrial	123,268	26%	160,334	35%
Transportation	26,950	6%	73,533	16%
Total	$475,967	100%	$458,973	100%

During 2024, the Company sold over 22,200 engines of which approximately 76% utilized propane or natural gas as their fuel source and 13% utilized gasoline. The remaining 11% of engines were dual fuel gasoline/propane, diesel and service engines. During 2023, the Company sold over 33,500 engines of which approximately 76% utilized propane or natural gas as their fuel source and 17% utilized gasoline. The remaining 7% of engines were dual fuel gasoline/propane, diesel and service/base engines.
Weichai Transactions
The Company sought to expand its range of products and its presence in the Pacific Rim through the Weichai Transactions (see Note 3. Weichai Transactions, included in Item 8. Financial Statements and Supplementary Data, for additional information).
The Company and Weichai executed the Collaboration Agreement in order to achieve their respective objectives, enhance the cooperation alliance and share experiences, expertise and resources. Among other things, the Collaboration Arrangement established a joint steering committee, permitted Weichai to employ a limited number of technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement also provides for the steering committee to create various subcommittees with operating roles and otherwise governs the treatment of intellectual property of the parties prior to the collaboration and the intellectual property developed during the collaboration. On March 22, 2023, the Collaboration Agreement was extended for an additional term of three years. The Company’s sales to Weichai were $1.8 million and $1.7 million during 2024 and 2023, respectively. The Company purchased $21.5 million and $6.2 million of inventory from Weichai during 2024 and 2023, respectively.
PSI is party to the SLA with Weichai. See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data, for additional information.
Legal Settlement Expenses
Legal settlements included in the 2024 operating results, were a benefit of $4.7 million (see Note 11. Commitments and Contingencies, included in Part II. Item 8. Financial Statements and Supplementary Data, for additional information).
Recent Trends and Business Outlook
PSI’s growth in net revenue in 2024 was driven by power systems markets, including data center and oil and gas products, partially offset by lower sales from more mature, lower-margin markets such as transportation. This shift in markets reflects the

Company’s conscious strategic prioritization toward higher growth, higher-margin markets with less emphasis on more mature markets.
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
The Company continues to experience inflationary cost pressures for certain raw materials and other goods, which the Company continues to try to mitigate through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for its supply chain products and is trying to mitigate these impacts through price increases and other measures, such as seeking certain tariff exclusions, where available. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.
The Company is party to several legal contingencies. See Note 11. Commitments and Contingencies for further discussion of the Company’s indemnification obligations.
The Company anticipates an increase in sales for 2025 compared to 2024, driven by expected growth in the power systems end market including products supporting data centers, while sales in the industrial and transportation end markets are projected to remain about flat. Notwithstanding this outlook, which is being driven in part by expectations for stable supply chain dynamics and a continuation of favorable economic conditions within the United States and across the Company’s various markets, the Company cautions that significant uncertainty remains as a result of supply chain challenges, inflationary costs, commodity volatility, ongoing geopolitical and macroeconomic uncertainties, especially with the latest tariff announcements and the possible impact on trade between the USA and the rest of the world, among other factors.
Hyster-Yale Supply Arrangement: In 2023, Hyster-Yale began using alternative suppliers for several high-volume engines that the Company provides, including the 2.0L and 2.4L engines, due in part to supply chain issues related to UFLPA enforcement. As a result, the Company experienced a decline in sales volumes to Hyster-Yale in 2024.
Strategic Initiatives/Growth Strategies: The Company has initiated various business objectives aimed at improving profitability, streamlining processes, strengthening the business and focusing on achieving growth in higher-return product lines. Central to this plan is the Company’s increased emphasis on power systems product offerings through new product development and investments, in addition to leveraging the Company’s relationship with Weichai. With the recent introduction of numerous natural gas and diesel engines, coupled with its existing strong product lineup, the Company believes that it has a solid foundation to achieve long-term growth, particularly within the power systems market.

Results of Operations
Results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023:

(in thousands, except per share amounts)	For the Year Ended December 31,
	2024	2023	Change	% Change
Net sales (from related parties $1,766 and $2,449 for the year ended December 31, 2024 and 2023, respectively)	$475,967	$458,973	$16,994	4%
Cost of sales (from related parties $1,304 and $1,790 for the year ended December 31, 2024 and 2023, respectively)	335,430	353,109	(17,679)	(5)%
Gross profit	140,537	105,864	34,673	33%
Gross margin %	29.5%	23.1%	6.4%
Operating expenses:
Research and development expenses	20,056	19,457	599	3%
Research and development expenses as a % of sales	4.2%	4.2%	—%
Selling, general and administrative expenses	37,378	40,386	(3,008)	(7)%
Selling, general and administrative expenses as a % of sales	7.9%	8.8%	(0.9)%
Amortization of intangible assets	1,459	1,746	(287)	(16)%
Total operating expenses	58,893	61,589	(2,696)	(4)%
Operating income	81,644	44,275	37,369	84%
Interest expense (from related parties $6,998 and $7,729 for the year ended December 31, 2024 and 2023, respectively)	11,443	17,069	(5,626)	(33)%
Income before income taxes	70,201	27,206	42,995	158%
Income tax expense	922	900	22	NM
Net income	$69,279	$26,306	$42,973	163%

Earnings per common share:
Basic	$3.01	$1.15	$1.86	162%
Diluted	$3.01	$1.15	$1.86	162%

Non-GAAP Financial Measures:
Adjusted net income *	$64,675	$26,552	$38,123	144%
Adjusted income per share *	$2.81	$1.17	$1.64	140%
EBITDA *	$86,843	$49,875	$36,968	74%
Adjusted EBITDA *	$82,239	$50,121	$32,118	64%
NM    Not meaningful
*    See reconciliation of non-GAAP financial measures to GAAP results below
Net Sales
Net sales increased $17.0 million, or 4%, compared to 2023, as a result of sales increases of $100.6 million in the power systems end market, partly offset by decreases of $37.1 million and $46.6 million within the industrial and transportation end markets, respectively. Higher power systems end market sales were primarily due to increased demand for products across various applications, with the largest increases attributable to products used within the packaging market such as enclosures serving the fast-growing data center market, and oil and gas products. The Company is strategically prioritizing the rapidly expanding data center sector, improving and increasing our manufacturing capacity and capabilities to meet our customers’ evolving demands for our products. Decreased industrial end market sales are primarily due to decreases in demand for products used within the material handling and arbor care markets, as well as the direct effects of enforcement of the UFLPA, which limited the Company’s ability to import certain raw materials. The decreased sales within the transportation end market were primarily attributable to lower sales in the truck and school bus market from ceasing sales of emission-certified engines into this market, and new compliance and regulatory requirements that changed engine product offerings in this market.

Gross Profit
Gross profit increased by $34.7 million, or 33%, to $140.5 million in 2024, compared to $105.9 million in 2023. Gross margin was 29.5% and 23.1% in 2024 and 2023, respectively. The increase in gross margin is primarily due to improved sales mix, pricing actions, higher operating efficiencies, and lower warranty costs primarily attributable to the Company’s sales shift away from certain transportation customers. For the year ended December 31, 2024, warranty costs were $6.5 million, a decrease of $6.5 million compared to warranty costs of $13.0 million in the same period last year, mainly attributable to changes in estimates for preexisting warranties. A majority of the warranty activity is attributable to products sold within the transportation end market in prior years.
Research and Development Expenses
R&D expenses in 2024 and 2023 were $20.1 million and $19.5 million, respectively. The increase of $0.6 million, or 3%, was primarily related to the testing of new products.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) decreased in 2024 by $3.0 million, or 7%, compared to 2023. The decrease is primarily due to a decrease in accrued legal settlements of $4.7 million, lower professional fees and the decrease in selling expenses associated with decreased sales in the transportation market.
Interest Expense
Interest expense decreased $5.6 million to $11.4 million in 2024 from $17.1 million in 2023, largely due to reduced outstanding debt and lower overall effective interest rates. See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data for additional information.
Income Tax Expense
The Company recorded income tax expense of $0.9 million in both 2024 and 2023. The Company’s pretax income was $70.2 million in 2024, compared to pretax income of $27.2 million in 2023. The Company continues to utilize NOLs along with other tax credits to lower its effective tax rate. The Company continues to record a full valuation allowance against deferred tax assets.
See Note 12. Income Taxes, included in Item 8. Financial Statements and Supplementary Data, for additional information related to the Company’s income tax provision.
Non-GAAP Financial Measures
In addition to the results provided in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) above, this report also includes non-GAAP (adjusted) financial measures. Non-GAAP financial measures provide insight into selected financial information and should be evaluated in the context in which they are presented. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, financial information presented in compliance with U.S. GAAP, and non-GAAP financial amounts as reported by the Company may not be comparable to similarly titled measures reported by other companies. The non-GAAP financial measures should be considered in conjunction with the consolidated financial statements, including the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. Management does not use these non-GAAP financial measures for any purpose other than the reasons stated below.

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
The following table presents a reconciliation from Net income to Adjusted net income:

(in thousands)	For the Year Ended December 31,
	2024	2023
Net income	$69,279	$26,306
Stock-based compensation [1]	89	151
Legal Settlements [2]	(4,693)	195
Insurance proceeds [3]	—	(100)
Adjusted net income	$64,675	$26,552
The following table presents a reconciliation from Net income per share – diluted to Adjusted net income per share – diluted:

	For the Year Ended December 31,
	2024	2023
Net income per share – diluted	$3.01	$1.15
Stock-based compensation [1]	—	0.01
Legal Settlements [2]	(0.20)	0.01
Adjusted net income per share – diluted	$2.81	$1.17

Diluted shares (in thousands)	23,018	22,973
The following table presents a reconciliation from Net income to EBITDA and Adjusted EBITDA:

(in thousands)	For the Year Ended December 31,
	2024	2023
Net income	$69,279	$26,306
Interest expense	11,443	17,069
Income tax expense	922	900
Depreciation	3,740	3,854
Amortization of intangible assets	1,459	1,746
EBITDA	86,843	49,875
Stock-based compensation [1]	89	151
Legal Settlements [2]	(4,693)	195
Insurance proceeds [3]	—	(100)
Adjusted EBITDA	$82,239	$50,121
1.Amounts reflect non-cash stock-based compensation expense and have no material impact on the Adjusted net income per share – diluted for the year ended December 31, 2024 and 2023.
2.Amounts include legal settlements for the year ended December 31, 2024 and 2023.
3.Amounts include insurance recoveries related to a prior year incident and have no material impact on the Adjusted net income per share – diluted for the year ended December 31, 2024 and 2023.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Year Ended December 31,
	2024	2023	Change	% Change
Net cash provided by operating activities	$62,390	$70,512	$(8,122)	(12)%
Net cash used in investing activities	(4,559)	(5,020)	461	(9)%
Net cash used in financing activities	(25,934)	(66,798)	40,864	(61)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$31,897	$(1,306)	$33,203	NM
Capital expenditures	$(4,559)	$(5,036)	$477	(9)%
NM    Not meaningful
Cash Flow from Operating Activities
Net cash provided by operations was $62.4 million in 2024 compared to net cash provided by operations of $70.5 million in 2023, a decrease of $8.1 million in cash provided by operating activities year-over-year. The decrease in cash provided by operating activities primarily resulted from a $44.5 million decrease of cash provided by working capital accounts, partially offset by an increase in earnings of $43.0 million. The decrease in cash generated from working capital was primarily related to, purchases of inventory and lower collections on accounts receivable for the year ended December 31, 2024 compared to December 31, 2023.
Cash Flow from Investing Activities
Net cash used in investing activities was $4.6 million for the year ended December 31, 2024 compared to cash used in investing activities of $5.0 million for year ended December 31, 2023, respectively. For the years ended December 31, 2024 and 2023, cash used in investing activities related to capital expenditures.
Cash Flow from Financing Activities
The Company used $25.9 million in cash from financing activities during the year ended December 31, 2024 compared to $66.8 million in cash used by financing activities during the year ended December 31, 2023. The cash used by financing activities for the year ended December 31, 2024 was due to proceeds from the new Revolving Credit Agreement and payments made on the SLA and other debt. Cash used in 2023 was primarily attributable to repayment of existing debt during the year. See additional discussion below and in Note 6. Debt in Item 8. Financial Statements and Supplementary Data related to the amendments of the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to its credit facilities and shareholder’s loan agreements, and cash and cash equivalents on hand. Uses of funds include payments of principal on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.
While the Company has achieved profitability and generated positive cash flows from operating activities in 2024, uncertainties exist about the Company’s ability to refinance, extend, or repay its outstanding indebtedness. As of December 31, 2024, the Company’s total outstanding debt obligations under the Revolving Credit Agreement, the SLA, finance leases and other debt, all of which are short-term requirements, were $120.2 million in the aggregate, and its cash and cash equivalents were $55.3 million. See Item 8. Financial Statements and Supplementary Data, Note 6. Debt, for additional information.
The Company’s ability to continue as a going concern is dependent on extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owed under its existing debt arrangements as they become due, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. In order to provide the Company with a more permanent source of liquidity, management plans to seek an extension and amendment and/or replacement of its existing debt agreements or seek additional liquidity from its current or other lenders before the maturity dates in 2025. There can be no assurance that the Company’s management will be able to successfully complete an extension and amendment of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all.
PSI’s business is impacted by the current macroeconomic and geopolitical environment, which has contributed to differing levels of recovery in the global economy. For example, although the oil and gas market, in which the Company has historically operated, has experienced year over year growth from its historic lows, sales levels may not reach previous higher levels because of rising crude oil prices and lower rig counts. The Company continues to experience inflationary cost pressures for certain raw materials and other goods which the Company continues to try to mitigate through price increases and other cost reduction measures. Additionally, the Company continues to experience ongoing tariff costs for its supply chain products and is trying to mitigate these impacts through price increases and other measures, such as seeking certain tariff exclusions, where possible. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.
At December 31, 2024, the Company had four outstanding letters of credit totaling $1.4 million. See Item 8. Financial Statements and Supplementary Data, Note 11. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
Commitments and Contingencies
Legal matters are further discussed in Note 11. Commitments and Contingencies, included in Item 8. Financial Statements and Supplementary Data. See Part I. Item 1A. Risk Factors for further discussion of legal risks to the Company.
Critical Accounting Estimates
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
The credit environment in which our customers operate has been relatively stable over the past few years and the Company collections are bolstered by a robust collections department. Total bad debt expense was less than $0.1 million in both 2024 and 2023. If circumstances change, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet our financial obligations such as bankruptcies, estimates of the recoverability of receivable amounts due could be reduced.
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
We have not made any changes in 2024 to our reporting unit or the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets. In 2024, management performed an assessment of the impairment of goodwill for our reporting unit and indefinite-lived intangible assets using a quantitative approach, which indicated that the fair values the reporting unit and indefinite-lived intangible assets were substantially in excess of their carrying values. Therefore, no indications of impairment were identified.
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
Wood Dale, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company will not have sufficient cash and cash equivalents to repay amounts owed under its existing debt arrangements as they become due in 2025 without additional financing and uncertainties exist about the Company’s ability to refinance, amend or extend these debt arrangements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accrued Product Warranty
As described in Note 1 to the consolidated financial statements, the Company’s consolidated accrued product warranty balance was $14.0 million as of December 31, 2024. The Company offers a standard limited warranty on the workmanship of its products. The Company estimates and records a liability and related charges to income for its warranty program at the time products are sold to customers. These estimates are established using historical warranty claims information including failure rates, repair costs and timing of failures. Previous estimates are adjusted as actual warranty claims data becomes available.
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
The primary procedures we performed to address this critical audit matter included:
a.Evaluating management’s assumptions to estimate certain future warranty claims by comparing the current product warranty claims estimates to the prior year estimates and investigating significant differences to evaluate the applicability of the historical claims experience.
b.Testing the completeness and accuracy of certain underlying historical warranty claims information used to estimate future warranty claims.
c.Testing the mathematical accuracy of management’s calculation of certain accrued product warranties.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2018.
Chicago, Illinois

March 24, 2025

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$55,252	$22,758
Restricted cash	3,239	3,836
Accounts receivable, net of allowances of $1,889 and $5,975 as of December 31, 2024 and 2023, respectively; (from related parties $1,383 and $777 as of December 31, 2024 and 2023, respectively)	68,958	66,979
Income tax receivable	986	550
Inventories, net	93,872	84,947
Prepaid expenses	6,396	8,518
Contract assets	21,462	15,554
Other current assets	4,170	2,240
Total current assets	254,335	205,382
Property, plant and equipment, net	15,406	14,928
Operating lease right-of-use assets, net	23,275	27,145
Intangible assets, net	2,454	3,914
Goodwill	29,835	29,835
Other noncurrent assets	2,877	3,099
TOTAL ASSETS	$328,182	$284,303

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable (to related parties $14,427 and $24,496 as of December 31, 2024 and 2023, respectively)	$58,208	$67,355
Current maturities of long-term debt	52	139
Revolving line of credit	95,000	50,000
Finance lease liability, current	78	76
Operating lease liability, current	4,503	3,912
Other short-term financing (from related parties $25,000 and $94,820 as of December 31, 2024 and 2023, respectively)	25,000	94,820
Other accrued liabilities (from related parties $807 and $1,833 as of December 31, 2024 and 2023, respectively)	44,726	31,999
Total current liabilities	227,567	248,301
Deferred income taxes	1,568	1,478
Long-term debt, net of current maturities	38	90
Finance lease liability, long-term	16	94
Operating lease liability, long-term	20,663	25,070
Noncurrent contract liabilities	1,877	2,401
Other noncurrent liabilities	11,203	10,786
TOTAL LIABILITIES	$262,932	$288,220

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 23,000 and 22,968 shares outstanding at December 31, 2024 and 2023, respectively	23	23
Additional paid-in capital	157,561	157,770
Accumulated deficit	(91,511)	(160,790)
Treasury stock, at cost, 117 and 149 shares at December 31, 2024 and 2023, respectively	(823)	(920)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	65,250	(3,917)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$328,182	$284,303
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)	For the Year Ended December 31,
	2024	2023
Net sales (from related parties $1,766 and $2,449 for the year ended December 31, 2024 and 2023, respectively)	$475,967	$458,973
Cost of sales (from related parties $1,304 and $1,790 for the year ended December 31, 2024 and 2023, respectively)	335,430	353,109
Gross profit	140,537	105,864
Operating expenses:
Research and development expenses	20,056	19,457
Selling, general and administrative expenses	37,378	40,386
Amortization of intangible assets	1,459	1,746
Total operating expenses	58,893	61,589
Operating income	81,644	44,275
Interest expense (from related parties $6,998 and $7,729 for the year ended December 31, 2024 and 2023, respectively)	11,443	17,069
Income before income taxes	70,201	27,206
Income tax expense	922	900
Net income	$69,279	$26,306

Weighted-average common shares outstanding:
Basic	22,983	22,960
Diluted	23,018	22,973
Earnings per common share:
Basic	$3.01	$1.15
Diluted	$3.01	$1.15
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2022	$23	$157,673	$(187,096)	$(972)	$(30,372)
Net income	—	—	26,306	—	26,306
Stock-based compensation expense	—	202	—	(51)	151
Common stock issued for stock-based awards, net	—	—	—	(2)	(2)
Restricted Stock Awards	—	(105)	—	105	—
Balance at December 31, 2023	$23	$157,770	$(160,790)	$(920)	$(3,917)
Net income	—	—	69,279	—	69,279
Stock Appreciation Rights (“SAR”) issued	—	(187)	—	187	—
Stock-based compensation expense	—	89	—	—	89
Tax benefit from exercise of stock based compensation	—	—	—	(201)	(201)
Restricted Stock Awards	—	(111)	—	111	—
Balance at December 31, 2024	$23	$157,561	$(91,511)	$(823)	$65,250
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,279	$26,306
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,459	1,746
Depreciation	3,740	3,854
Noncash lease expense	5,009	4,185
Stock-based compensation expense	89	151
Amortization of financing fees	513	1,188
Deferred income taxes	90	200
(Credit) Provision for losses in accounts receivable	(4,086)	1,668
Increase in allowance for inventory obsolescence, net	2,405	1,826
Other adjustments, net	40	229
Changes in operating assets and liabilities:
Accounts receivable	2,117	21,248
Inventories	(10,557)	33,787
Prepaid expenses	2,241	3,530
Contract assets	(5,908)	(11,934)
Other assets	(1,631)	(2,824)
Accounts payable	(8,856)	(9,237)
Income taxes receivable	(436)	5
Accrued expenses	12,003	(2,162)
Other noncurrent liabilities	(5,121)	(3,254)
Net cash provided by operating activities	62,390	70,512
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,559)	(5,036)
Proceeds from disposal of assets	—	16
Net cash used in investing activities	(4,559)	(5,020)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt and lease liabilities	(204)	(215)
Proceeds from short-term financings	100,000	15,000
Repayment of short-term financings	(124,820)	(80,594)
Repurchases to settle tax withholding obligations for stock-based compensation awards	(201)	—
Payments of deferred financing costs	(709)	(987)
Other financing activities, net	—	(2)
Net cash used in financing activities	(25,934)	(66,798)
Net increase (decrease) in cash, cash equivalents, and restricted cash	31,897	(1,306)
Cash, cash equivalents, and restricted cash at beginning of the year	26,594	27,900
Cash, cash equivalents, and restricted cash at end of the year	$58,491	$26,594

(in thousands)	As of December 31,
	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$55,252	$22,758
Restricted cash	3,239	3,836
Total cash, cash equivalents, and restricted cash	$58,491	$26,594

See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies and Other Information
Nature of Business Operations
Power Solutions International, Inc. (“Power Solutions,” “PSI” or the “Company”), a Delaware corporation, is a global producer and distributor of a broad range of high-performance, certified, low-emission power systems, including alternative-fueled power systems for original equipment manufacturers (“OEMs”) of off-highway industrial equipment and large custom-engineered integrated electrical power generation systems.
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
Going Concern Considerations
For the year ended December 31, 2024, the Company reported net income of $69.3 million and generated $62.4 million in cash flow from operating activities. In August 2024, the Company refinanced its debt through a new Revolving Credit Agreement with three banks. Additionally, the Company entered into a new Shareholder’s Loan Agreement (the “SLA”) with Weichai to replace all existing Shareholder Loan Agreements. The new Revolving Credit Agreement and the SLA mature on August 30, 2025 and August 31, 2025, respectively, and have borrowing capacity of $120.0 million and $105.0 million, respectively.
As of December 31, 2024, the Company held $55.3 million in cash and cash equivalents and its short-term debt obligations under the new Revolving Credit Agreement and SLA totaled $95.0 million and $25.0 million, respectively. While the Company has achieved profitability and generated positive cash flows from operating activities in 2024, uncertainties exist about the Company’s ability to refinance, amend or extend its outstanding indebtedness. See Note 6. Debt, for further information regarding the terms and conditions of the Company’s debt agreements.

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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Year Ended December 31,
	2024	2023
Customer A	**	14%
Customer B	11%	**
Customer C	11%	**
The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of December 31,
	2024	2023
Customer A	**	12%
Customer B	**	13%
Customer D	15%	—%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Year Ended December 31,
	2024	2023
Supplier A	**	13%
Supplier B	16%	14%
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of December 31, 2024 and 2023, the Company had restricted cash of $3.2 million and $3.8 million, respectively, which includes $1.4 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash. The liability is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheet.
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
Inventories consist of the following:

(in thousands)	As of December 31,
Inventories	2024	2023
Raw materials	$84,323	$68,273
Work in process	872	1,166
Finished goods	16,812	21,238
Total inventories	102,007	90,677
Inventory allowance	(8,135)	(5,730)
Inventories, net	$93,872	$84,947
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Year Ended December 31,
Inventory Allowance	2024	2023
Balance at beginning of period	$5,730	$3,904
Charged to expense	3,394	2,796
Write-offs	(989)	(970)
Balance at end of period	$8,135	$5,730
As of December 31, 2024, the Company’s inventory included $0.8 million of raw materials provided by its customers for installation in the fulfillment of its performance obligations to these customers and recorded an associated contract liability. See Note 2. Revenue for further information regarding contract assets and contract liabilities.
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

Impairment of Long-Lived Assets
The Company assesses potential impairments to its long-lived assets or asset groups, excluding goodwill which is separately tested for impairment, whenever events indicate that the carrying amount of such assets may not be recoverable. Long-lived assets are assessed for impairment by comparing the carrying value of the asset or asset group with the estimated future net undiscounted cash flows expected to result from the use of the asset or asset group, including cash flows from disposition. If the future net undiscounted cash flows are less than the carrying value, an impairment loss is calculated. An impairment loss is determined by the amount that the asset’s or asset group’s carrying value exceeds its estimated fair value. Estimated fair value is generally measured by discounting estimated future cash flows. If an impairment loss is recognized, the adjusted balance becomes the new cost basis and is depreciated (amortized) over the remaining useful life. The Company also periodically reassesses the useful lives of its long-lived assets due to advances and changes in technologies. No impairment losses were recorded during the years ended December 31, 2024 and 2023.
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
The Company calculates its estimated fair value using the income and market approaches when feasible, or an asset approach when neither the income nor the market approach has sufficient data. For the income approach, a discounted cash flow method, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates and demand trends, expected future investments to grow new units, and estimated discount rates. The Company based these assumptions on its historical data and experience, industry projections, and micro and macro general economic condition projections and expectations. The market approach, also called the Guideline Public Company Approach, compares the value of an entity to similar publicly traded companies. The asset approach estimates the selling price the unit could achieve under assumed market conditions. The Company used the income and market approaches when determining its estimated fair value as of October 1, 2024 and 2023.
During the years ended December 31, 2024 and 2023, the Company performed a quantitative assessment and determined that the estimated fair value of the reporting unit exceeded the carrying value; as such, no impairment charges were recognized.

Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
Other Accrued Liabilities	2024	2023
Accrued product warranty	$10,233	$11,290
Accrued litigation [1]	3,847	3,929
Contract liabilities	10,184	2,741
Accrued compensation and benefits	10,721	8,469
Accrued interest expense	1,237	1,913
Stock appreciation rights liability [2]	1,804	41
Non-interest bearing note payable	693	—
Other	6,007	3,616
Total	$44,726	$31,999
1    As of December 31, 2024 and 2023, accrued litigation includes accruals related to various ongoing legal matters including associated legal fees. See Note 11. Commitments and Contingencies for further information regarding the various ongoing legal matters.
2    The Company has an incentive compensation plan, which authorizes the granting of a variety of different types of awards including, but not limited to, non-qualified stock options, incentive stock options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), deferred stock and performance units to its executive officers, employees, consultants and Directors. The SAR awards granted for the year ended December 31, 2024 and December 31, 2023 were all liability classified awards and remained outstanding. See Note 14. Stock-Based Compensation for additional information on the SARs and RSAs.
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
When collection is reasonably assured, the Company also estimates the amount of warranty claim recoveries to be received from its suppliers. Warranty costs and recoveries are included in Cost of sales in the Consolidated Statements of Income. As of December 31, 2024 and 2023, reimbursed warranty costs due from a significant supplier included in accounts receivable are approximately $0.2 million and $1.3 million, respectively.

Accrued product warranty activities included in Other noncurrent liabilities on the Consolidated Balance Sheet are presented below:

(in thousands)	For the Year Ended December 31,
Accrued Product Warranty	2024	2023
Balance at beginning of year	$19,263	$21,550
Current year provision *	6,054	6,635
Changes in estimates for preexisting warranties **	1,239	7,550
Payments made during the period	(12,584)	(16,472)
Balance at end of year	13,972	19,263
Less: Current portion	10,233	11,290
Noncurrent accrued product warranty	$3,739	$7,973
*Warranty costs, net of supplier recoveries, and other adjustments, were $6.5 million and $13.0 million for the years ended December 31, 2024 and 2023, respectively. Supplier recoveries were $0.8 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. For the year December 31, 2024, the Company recorded a cost for changes in estimates of preexisting warranties of $1.2 million, or $0.05 per diluted share, and costs of $7.6 million, or $0.33 per diluted share, for the year ended December 31, 2023.
Revenue Recognition
See Note 2. Revenue for additional information the Company’s policy related to revenue recognition.
Recently Issued Accounting Pronouncements – Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard replaced the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The new standard was effective for non-public companies, and public business entities that meet the definition of a smaller reporting company as defined by the SEC, for interim and annual periods beginning after December 15, 2022. The Company adopted this guidance effective January 1, 2023. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures – Segment Reporting (Topic 280). The amendments to this standard require public entities to disclose more detailed information about their reportable segments’ significant expenses on an interim and annual basis. The amendments to this standard do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments to this standard apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ending December 31, 2024 and subsequent interim periods. See Note 17. Segment Reporting for the new disclosures required by the standard.
Recently Issued Accounting Pronouncements – Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures - Income Taxes (Topic 740). The amendments to this standard enhances the transparency and decision usefulness of income tax disclosures, primarily related to rate reconciliation and income taxes paid information as well as effectiveness of overall income tax disclosures. The new standard is effective for non-public companies, and public business entities that meet the definition of a smaller reporting company as defined by the SEC, for annual periods beginning after December 15, 2024, although early adoption is permitted. The Company currently plans to adopt this guidance effective January 1, 2025. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40). This update requires entities to provide more detailed disclosures about the components of significant expense categories, enhancing the transparency and decision usefulness of financial statements. The amendments in this update are intended to provide investors with additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The updated standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods thereafter, although early adoption is permitted.

While we anticipate that the adoption of this standard will require additional disclosures, the Company is currently assessing the impact of the amendment to this standard on its consolidated financial statements.
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
Revenue for the Company is generated from contracts that may include a single performance obligation (generally, a single type of engine) or multiple performance obligations (which may include an engine with aftermarket parts, different types of engines, etc.). A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. Revenue is measured at the transaction price which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer, including consideration other than cash. The Company may receive integral parts provided by customers for installation on custom ordered engines. Such parts are accounted for as noncash consideration since the Company obtains control of the contributed parts and is included in the transaction price at fair value. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company is required to estimate the total consideration expected to be received from contracts with customers. The consideration expected to be received may be variable based on the specific terms of the contract and the Company’s past practices.
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
Timing of revenue recognition. The Company recognizes revenue related to performance obligations in its contracts with customers when control passes to the customer. Control passes to the customer when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. For the majority of the Company’s products, revenue is recognized at a point in time when the products are shipped or delivered to the customer based on the shipping terms as that is the point in time when control passes to the customer. For the years ended December 31, 2024 and 2023, the Company recognized revenue of $355.2 million and $385.5 million, respectively, related to products shipped or delivered at a point in time.
The Company also recognizes revenue over time primarily when the Company’s performance obligations include enhancing a customer-controlled asset (generally when an engine is provided by the customer), constructing an asset with no alternative future use and the Company has an enforceable right to payment throughout the period as the services are performed, or providing services over time such as an extended warranty beyond the Company’s standard warranty. The Company recognizes revenue throughout the manufacturing process when constructing an asset based on labor hours incurred because the customer receives the benefit of the asset as the product is constructed. The Company believes labor hours incurred relative to total estimated labor hours at completion faithfully depicts the transfer of control to the customer. The Company recognizes revenue related to extended warranty programs based on the passage of time over the extended warranty period. For the years ended December 31, 2024 and 2023, the Company recognized revenue of $120.8 million and $73.4 million, respectively, for products manufactured and services provided over time.
Shipping and handling costs. The Company accounts for shipping and handling costs as fulfillment costs which are recorded in Cost of sales in the Consolidated Statements of Income. This includes shipping and handling costs incurred after control of the asset has transferred to the customer as the Company has elected the practical expedient in ASC 606.

Principal vs. agent considerations. From time to time, the Company may involve more than one party when providing goods or services to a customer. The Company determines whether it is the principal or agent in these transactions by evaluating the nature of its promise to the customer. The analysis of whether the Company is a principal or an agent in a transaction is performed for each good or services provided to the customer. The Company determines whether it controls the good or service before it is transferred to the customer by considering the following factors:
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
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Year Ended December 31,
End Market	2024	2023
Power Systems	$325,749	$225,106
Industrial	123,268	160,334
Transportation	26,950	73,533
Total	$475,967	$458,973
The following table summarizes net sales by geographic area:

(in thousands)	For the Year Ended December 31,
Geographic Area	2024	2023
United States	$419,706	$378,886
North America (outside of United States)	24,466	21,265
Pacific Rim	24,652	39,822
Europe	7,090	13,815
Other	53	5,185
Total	$475,967	$458,973

Contract Balances
Most of the Company’s contracts are for a period of less than one year; however, extended warranty contracts extend beyond one year. The timing of revenue recognition may differ from the time of invoicing to customers and these timing differences result in contract assets, or contract liabilities on the Company’s Consolidated Balance Sheets. Contract assets include amounts related to the contractual right to consideration for completed performance when the right to consideration is conditional. The Company records contract liabilities when cash payments are received or due in advance of performance. The fair value of noncash consideration of parts provided by customers is recorded in contract liabilities. Contract assets and contract liabilities are recognized at the contract level.

(in thousands)	As of December 31,
	2024	2023	2022
Short-term contract assets (included in Contract assets)	$21,462	$15,554	$3,620
Short-term contract liabilities (included in Other accrued liabilities)	(10,184)	(2,741)	(2,256)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(1,877)	(2,401)	(3,199)
Net contract assets (liabilities)	$9,401	$10,412	$(1,835)
During the years ended December 31, 2024 and 2023, the Company recognized $1.7 million and $1.4 million of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2023 and 2022, respectively. During the three months ended December 31, 2024 and 2023, the Company recognized $0.2 million and $0.3 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of September 30, 2024 and 2023, respectively.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $2.6 million of remaining performance obligations as of December 31, 2024 primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $0.7 million in 2025, $0.2 million in 2026, $1.5 million in 2027, $0.2 million in 2028, and none in 2029 and beyond.
Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreements
The Company is party to a $105.0 million SLA with Weichai. See additional discussion of these debt agreements in Note 6. Debt.
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. The Company purchased $21.5 million and $6.2 million of inventory from Weichai during 2024 and 2023, respectively.
In January 2022, PSI and Baudouin, a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. Refer to the Consolidated Balance Sheets and Statements of Income for detailed related party information.
See Note 18. Subsequent Events for information regarding the purchase agreement with Shandong Weichai Import & Export Corporation, an affiliate of Weichai (“SWIEC”), and manufacture of record (“MOR”) agreement with Weichai.

Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of December 31,
Property, Plant and Equipment	2024	2023
Leasehold improvements	$8,352	$6,987
Machinery and equipment	48,643	46,964
Construction in progress	2,454	1,654
Total property, plant and equipment, at cost	59,449	55,605
Accumulated depreciation	(44,043)	(40,677)
Property, plant and equipment, net	$15,406	$14,928
Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both December 31, 2024 and 2023 was $29.8 million. Accumulated impairment losses at both December 31, 2024 and 2023 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(32,589)	$2,351
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,597)	103
Total	$37,340	$(34,886)	$2,454

(in thousands)	As of December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(31,195)	$3,745
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,531)	169
Total	$37,340	$(33,426)	$3,914
Estimated future amortization expense for intangible assets as of December 31, 2024 is as follows:

(in thousands)
Year Ending December 31,	Estimated Amortization
2025	$1,219
2026	997
2027	230
2028	3
2029 and beyond	5
Total	$2,454

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of December 31, 2024		As of December 31, 2023
	Amount	Rate (3)	Amount	Rate (3)	Maturity Date
Short-term financing:
Revolving Credit Agreement [1]	$95,000	6.52%	$—	—%	August 30, 2025
Credit Agreement [2]	—	—%	50,000	8.71%	March 21, 2025
Shareholder’s Loan Agreement	25,000	8.49%	—	—%	August 31, 2025
$25 Million Loan Agreement	—	—%	25,000	9.44%	May 20, 2025
$50 Million Loan Agreement	—	—%	50,000	9.44%	November 30, 2024
$30 Million Loan Agreement	—	—%	19,820	9.41%	March 31, 2025
Total short-term debt	$120,000		$144,820

Long-term debt:
Finance leases and other debt	184	**	399	**	Various
Total long-term debt and finance leases	184		399
Less: Current maturities of long-term debt and finance leases	130		215
Long-term debt	$54		$184

1
Unamortized financing costs and deferred fees on the new Revolving Credit Agreement are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $0.4 million at December 31, 2024.

2
As of December 31, 2023, unamortized financing costs and deferred fees on the Credit Agreement were not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs were $0.2 million as of December 31, 2023.

3	Includes the weighted average interest rate.
**	Finance lease obligations are a non-cash financing activity. See Note 8. Leases.
The Company paid $12.6 million and $19.9 million in cash for interest in 2024 and 2023, respectively.
Revolving Credit Agreement and Shareholder’s Loan Agreement
On August 30, 2024, the Company closed on its new Uncommitted Revolving Credit Agreement (the “Revolving Credit Agreement”), with Standard Chartered Bank (“Standard Chartered”) and two other lenders. The Revolving Credit Agreement allows the Company to borrow up to $120.0 million and has a maturity date of August 30, 2025. The Revolving Credit Agreement is subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the third and fourth quarters of 2024 and the first and second quarters of 2025. Borrowings under the Revolving Credit Agreement will incur interest at the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% per annum. The obligations under the Revolving Credit Agreement are unconditionally guaranteed, on a joint and several basis, by certain wholly-owned, existing and subsequently acquired or formed direct and indirect subsidiaries of the Company, subject to customary exceptions. The obligations under the Revolving Credit Agreement are secured by substantially all assets of the Company and the Company’s wholly-owned subsidiaries. In addition, the Company paid fees of $0.6 million related to the Revolving Credit Agreement which are deferred and amortized over the term of the Revolving Credit Agreement.
As part of the closing of the Revolving Credit Agreement, the Company made an initial draw in the amount of $100.0 million. The Company utilized the amount drawn under the Revolving Credit Agreement (i) to repay the outstanding balance of approximately $40.0 million under the Company’s Fourth Amended and Restated Uncommitted Revolving Credit Agreement, dated March 22, 2024, by and among the Company and Standard Chartered; and (ii) to prepay approximately $60.0 million under the various shareholder loan agreements between PSI and Weichai. As of December 31, 2024, the Company had $95.0 million outstanding under the Revolving Credit Agreement. See further discussion below.
In connection with the Revolving Credit Agreement, on August 30, 2024, the Company also entered into a new Shareholder’s Loan Agreement (the “SLA”) with Weichai, which allows the Company to borrow up to $105.0 million and expires August 31, 2025. Borrowings under the SLA will incur interest at the applicable SOFR, plus 4.05% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus

1.0%. The borrowing requests made under the SLA are subject to Weichai’s discretionary approval. The payment of the borrowings under the SLA is subordinated in all respects to the Revolving Credit Agreement with the exception that the Company is allowed to make a single payment of $10.0 million to Weichai. The $60.0 million portion of the initial advance under the Revolving Credit Agreement was applied to pay all principal, interest, and other amounts outstanding under the $30 Million Loan Agreement, the $25 Million Loan Agreement, and the $50 Million Loan Agreement (each as discussed below), except for $25.0 million which is the outstanding principal balance under the SLA as of December 31, 2024.
On March 22, 2024, the Company amended and restated its $130.0 million Third Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered. The Fourth Amended and Restated Uncommitted Revolving Credit Agreement (the "Credit Agreement") reduced the borrowing capacity to $50.0 million and extended the maturity date of loans outstanding under its previous credit facility to the earlier of March 21, 2025 or the demand of Standard Chartered. The Credit Agreement was subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the second and third quarters of 2024. Borrowings under the Credit Agreement incurred interest at either the alternate base rate or the SOFR plus applicable rate of 3.45% per annum. In addition, the Company paid fees of $0.1 million related to the Credit Agreement which were deferred and amortized over the term of the Credit Agreement. The Credit Agreement was secured by substantially all of the Company’s assets and provided Standard Chartered the right to demand payment of any and all of the outstanding borrowings and other amounts owed under the Credit Agreement at any point in time prior to the maturity date at Standard Chartered’s discretion. The Company repaid the outstanding balance of $40.0 million and extinguished the Credit Agreement on August 30, 2024.
On March 22, 2024, the Company amended one of the four previous shareholder’s loan agreements with Weichai, to among other things, extend the maturity thereof. The $30 Million Loan Agreement provided the Company with a $30.0 million subordinated loan at the discretion of Weichai and was amended to extend the maturity date to March 31, 2025. Borrowings under the $30 Million Loan Agreement bear interest at an annual rate equal to SOFR plus 4.05% per annum. Further, if the applicable SOFR rate was negative, the interest rate per annum should have been deemed as 4.05% per annum. If the interest rate for any loan was lower than Weichai’s borrowing cost, the interest rate for such loan would have been equal to Weichai’s borrowing cost plus 1.0%. All the amended shareholder loan agreements with Weichai were subject to customary events of default and covenants.
The Company was also previously party to a $130.0 million first Amended Shareholder’s Loan Agreement with Weichai, which was amended and restated in March 2023. This first Amended Shareholder’s Loan Agreement provided the Company with a $130.0 million subordinated loan under which Weichai was obligated to advance funds solely for purposes of repaying outstanding borrowings under Credit Agreement if the Company was unable to pay such borrowings. This first Amended Shareholder’s Loan Agreement was replaced by the new SLA.
The Company was also previously party to a $50 Million Loan Agreement with Weichai, which was amended and restated in November 2023. The $50 Million Loan Agreement provided the Company with a $50.0 million uncommitted facility that was subordinated to the Third Amended and Restated Uncommitted Revolving Credit Agreement and any borrowing requests made under the $50 Million Loan Agreement were subject to Weichai’s discretionary approval. Borrowings under the $50 Million Loan Agreement incurred interest at the applicable SOFR, plus 4.65% per annum and could have been used for general corporate purposes, except for certain legal expenditures which required additional approval from Weichai. Further, if the applicable term SOFR was negative, the interest rate per annum should have been deemed as 4.65% per annum. If the interest rate for any loan was lower than Weichai’s borrowing cost, the interest rate for such loan would have been equal to Weichai’s borrowing cost plus 1.0%. This $50 Million Loan Agreement was replaced by the new SLA.
The Company was also previously party to a $25 Million Loan Agreement with Weichai, which was amended and restated in May 2024. The $25 Million Loan Agreement provided the Company with a $25.0 million subordinated loan. Borrowings under the $25 Million Loan Agreement incurred interest at the applicable SOFR rate, plus 4.05% per annum. Further, if the applicable term SOFR was negative, the interest rate per annum should have been deemed as 4.05% per annum. If the interest rate for any loan under the $25 Million Loan Agreement was lower than Weichai’s borrowing cost, the interest rate for such loan would have been equal to Weichai’s borrowing cost plus 1.0%. This $25 Million Loan Agreement was replaced by the new SLA.
As of December 31, 2024, the Company’s total outstanding debt obligations under the Revolving Credit Agreement, the SLA, and for finance leases and other debt were $120.2 million in the aggregate, and its cash and cash equivalents were $55.3 million. The Company's total accrued interest for the Revolving Credit Agreement and the SLA was $1.2 million as of December 31, 2024. The Company’s total accrued interest for its Credit Agreement and all shareholder loans was $1.9 million as of December 31, 2023. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheets.
See Item 8., Note 1. Summary of Significant Accounting Policies and Other Information for further discussion of the Company’s going concern considerations.

The below schedule of remaining maturities of long-term debt excludes finance leases (refer to Item 8., Note 8. Leases).

(in thousands)
Year Ending December 31,	Maturities of Long-Term Debt
2025	$52
2026	38
2027	—
Total	$90

Note 7.     Other Non-Current Liabilities
On June 14, 2024, the Company executed a non-interest bearing note payable of $4.5 million upon settlement of a legal matter. The note payable is due May 2028 and is discounted based on an imputed interest rate of 6.66%. The note payable includes an option for the Company to extend maturity of the note to September 2029 upon written notice before the thirty-seventh payment and, if such option is exercised, the maximum payment amount of the note increases to $4.8 million.
The current portion of the note of $0.7 million is included in other accrued liabilities in the Company’s Consolidated Balance Sheets.

(in thousands)	As of December 31, 2024
Note payable	$3,502
Unamortized discount	(473)
Total	$3,029
The following table presents remaining maturities for the note payable as of December 31, 2024:

(in thousands)	Maturities	Discount Amortization
Year ending December 31, 2025	$693	$207
Year ending December 31, 2026	740	160
Year ending December 31, 2027	1,328	97
Year ending December 31, 2028	741	9
Total note payable	$3,502	$473
The Company recorded $0.1 million discount amortization as interest expense as of December 31, 2024.

Note 8.    Leases
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
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between September 2025 and July 2034. The following table summarizes the lease expense by category in the Consolidated Statements of Income:

(in thousands)	For the Year Ended December 31,
	2024	2023
Cost of sales	$7,603	$8,111
Research, development and engineering expenses	326	295
Selling, general and administrative expenses	266	180
Interest expense	8	14
Total	$8,203	$8,600

The following table summarizes the components of lease expense and income:

(in thousands)	For the Year Ended December 31,
	2024	2023
Operating lease cost	$6,126	$5,885
Finance lease cost:
Amortization of ROU asset	66	82
Interest expense	8	14
Short-term lease cost	861	1,005
Variable lease cost	1,142	1,614
Sublease income	—	(619)
Total lease cost, net	$8,203	$7,981
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$6,063	$4,719
Operating cash flows paid for interest portion of finance leases	8	14
Financing cash flows paid for principal portion of finance leases	76	90
Right-of-use assets obtained in exchange for lease obligations
Operating leases	1,139	18,095
Finance leases	—	—
As of December 31, 2024 and 2023, the weighted-average remaining lease term was 5.3 years and 6.2 years for operating leases and 1.2 years and 2.2 years for finance leases, respectively. As of December 31, 2024 and 2023, the weighted-average discount rate was 7.5% and 7.6% for operating leases, respectively, and 6.5% for finance leases as of both periods.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	As of December 31,
	2024	2023
Operating lease ROU assets, net	$23,275	$27,145

Operating lease liabilities, current	4,503	3,912
Operating lease liabilities, non-current	20,663	25,070
Total operating lease liabilities	$25,166	$28,982

Finance lease ROU assets, net [1]	$78	$144

Finance lease liabilities, current	78	76
Finance lease liabilities, non-current	16	94
Total finance lease liabilities	$94	$170

1.    Included in Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.

The following table presents maturity analysis of lease liabilities as of December 31, 2024:

(in thousands)
Year Ending December 31,	Operating Leases	Finance Leases
2025	$6,250	$81
2026	5,946	16
2027	5,950	—
2028	4,972	—
2029	4,001	—
Thereafter	3,532	—
Total undiscounted lease payments	30,651	97
Less: imputed interest	5,485	3
Total lease liabilities	$25,166	$94
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

Debt
The Company measured its material debt obligations and notes payable at original carrying value. The fair value of the Revolving Credit Agreement and other short-term financing approximated carrying value, as it consisted primarily of short-term variable rate loans. The Company measured its non-interest bearing note payable using a rate which the Company could obtain financing of similar nature from other sources at the date of the transaction. The unamortized discount is reported in the Consolidated Balance Sheets as a deduction from the face amount of the note payable. The Company measured its material debt obligations and note payable using Level 2 inputs as follows:

(in thousands)	As of December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$95,000	$—	$95,000	$—
Note payable	3,502		3,502
Other financing	25,000	—	25,000

(in thousands)	As of December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Credit Agreement	$50,000	$—	$50,000	$—
Other financing	94,820	—	94,820

Other Financial Assets and Liabilities
In addition to the methods and assumptions used for the financial instruments discussed above, accounts receivable, net income tax receivable, accounts payable, and certain accrued expenses are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments.
Note 10.    Defined Contribution Plans
The Company sponsors a defined contribution plan for its current employees. For the years ended December 31, 2024 and 2023, the Company incurred plan costs of $2.0 million and $1.2 million, respectively.
Note 11.    Commitments and Contingencies
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
Jerome Treadwell v. the Company
In October 2018, a punitive class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime” or “Plaintiff”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”) under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in

April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the court granted the parties’ joint request to continue the stay of the case for 60 days. The court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. On May 22, 2023, the Company filed the answer to the amended complaint. Plaintiff and PSI have since reached a preliminary settlement of the case, and Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement on February 23, 2024. On February 5, 2025 Plaintiff filed an Unopposed Motion for Final Approval of the Class Settlement, which the Court granted on February 7, 2025. As of both December 31, 2024 and 2023, the Company had recorded an estimated liability of $2.4 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets related to the potential settlement of this matter.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Income for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of both December 31, 2024 and 2023. In September 2023, Mast filed a lawsuit against the Company in the Eastern District of Texas Federal Court, alleging, among other things, damages of approximately $6.0 million for fraudulent inducement leading to the 2021 arbitration settlement agreement and breach of said settlement agreement. Upon court order, the Company participated in separate mediations in May 2024 and December 2024, and no settlement was reached. The Company has filed a motion to stay the lawsuit and compel it to arbitration, and the Court granted that motion on January 31, 2025. As of both December 31, 2024 and 2023, the Company had recorded an estimated liability of $0.9 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets related to the potential settlement of this matter.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. As of December 31, 2023, the Company has approximately $8.8 million accrued for the reimbursement to Travelers recorded within Accounts payable on the Consolidated Balance Sheet. In June 2024, the Company reached a settlement with Travelers for $4.5 million, resulting in a $4.3 million gain that was recorded within Selling, General and Administrative expenses on the Consolidated Statements of Income. As of December 31, 2024, the Company recorded the aforementioned settlement liability within Other noncurrent liabilities with the current portion within Other accrued liabilities on the Consolidated Balance Sheets. Refer to Note 7. Other Non-Current Liabilities for additional information related to this settlement.
Indemnification Agreements
The Company holds a directors’ and officers’ liability insurance policy, which is renewed annually and currently expires in July 2025. The insurance policy includes standard exclusions including for any previously pending litigation.

Other Commitments
At December 31, 2024, the Company had four outstanding letters of credit totaling $1.4 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.2 million at December 31, 2024 related to these letters of credit and cash held in escrow due to a customer agreement.
Note 12.    Income Taxes
Income tax expense was as follows:

(in thousands)	For the Year Ended December 31,
	2024	2023
Current tax expense
Federal	$443	$61
State	389	639
Total current tax expense	$832	$700

Deferred tax expense (benefit)
Federal	$229	$64
State	(139)	136
Total deferred tax expense	90	200
Total tax expense	$922	$900
The Company made net cash payments for income taxes of $1.6 million and $0.6 million in 2024 and 2023, respectively.
A reconciliation between the Company’s effective tax rate on income before income taxes and the statutory tax rate is as follows:

(in thousands)	For the Year Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$14,742	21.0%	$5,713	21.0%
State income tax, net of federal benefit	3,860	5.5%	1,486	5.5%
Other permanent differences	27	—%	22	0.1%
Research and development tax credits	(706)	(1.0)%	(601)	(2.2)%
Other tax credits	(552)	(0.8)%	277	1.0%
Tax reserve reassessment	(119)	(0.2)%	158	0.6%
Change in valuation allowance	(15,815)	(22.5)%	(5,366)	(19.7)%
Return adjustment	(637)	(0.9)%	(673)	(2.5)%
Other, net	122	0.2%	(116)	(0.5)%
Income tax expense	$922	1.3%	$900	3.3%
For the years ended December 31, 2024 and 2023, the Company recognized pretax income of $70.2 million and $27.2 million, respectively.
The Company generates R&D tax credits as a result of its R&D activities, which reduce the Company’s effective income tax rate. In general, these credits are general business credits and may be carried forward up to 20 years to be offset against future taxable income. The income tax expense for both 2024 and 2023 primarily related to federal and state income taxes offset by R&D credits and a reduction in the valuation allowance against deferred tax assets.

Significant components of deferred income tax assets and liabilities consisted of the following:

(in thousands)	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$7,454	$18,067
Capital loss carryforwards	182	195
Research and development credits	4,818	6,167
Other state credits	3,142	2,244
Inventory	3,925	2,569
Allowances and bad debts	492	1,646
Accrued warranty	3,392	5,165
Accrued wages and benefits	405	353
Other accrued expenses	5,042	6,505
Stock-based compensation	676	240
Capitalized research and development costs	9,884	8,078
163(j) disallowed interest	—	2,868
Contract liabilities	348	698
Operating lease liability	6,420	7,917
Other	870	804
Total deferred tax assets	47,050	63,516
Valuation allowance	(38,498)	(54,314)
Total deferred tax assets, net of valuation allowance	$8,552	$9,202

Deferred tax liabilities:
ROU operating lease asset	$(5,827)	$(7,274)
Intangible amortization	(1,846)	(1,006)
Depreciation on property, plant and equipment	(2,008)	(2,400)
Other	$(439)	$—
Total deferred tax liabilities	$(10,120)	$(10,680)

Net deferred tax liability	$(1,568)	$(1,478)
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
The Company has assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In assessing the realizability of the Company’s deferred tax assets, the Company considered whether it is more likely than not that some or all of the deferred tax assets will be realized through the generation of future taxable income. In making this determination, the Company assessed all of the evidence available at the time, including recent earnings, forecasted income projections, historical performance, and that substantial doubt exists about the Company’s ability to continue as a going concern. The Company determined that the negative evidence outweighed the objectively verifiable positive evidence and continues to maintain a valuation allowance against deferred tax assets. The Company’s valuation allowance is $38.5 million and $54.3 million as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, the Company has, on a tax-effected basis, $8.0 million in R&D and state tax credit carryforwards which begin to expire in 2025. The Company has $0.6 million and $6.9 million of federal and state (tax effected, net of federal tax benefit) net operating loss carryforwards, respectively, that are available to offset taxable income in the future. The state net operating loss carryforwards begin to expire in 2026. The federal net operating loss carryforwards do not expire.
The change in unrecognized tax benefits excluding interest and penalties were as follows:

(in thousands)	For the Year Ended December 31,
	2024	2023
Balance at beginning of year	$1,819	$1,660
Additions based on tax positions related to the current year	129	117
Additions for tax positions of prior years	12	43
Reduction for tax positions of prior years	(264)	$(1)
Balance at end of year	$1,696	$1,819
The Company recognizes interest and penalties related to unrecognized tax benefits in Income tax expense. As of December 31, 2024 and 2023, the amount accrued for interest and penalties was not material. The Company reflects the liability for unrecognized tax benefits as Other noncurrent liabilities in its Consolidated Balance Sheets. The amounts included in “reductions for tax positions of prior years” represent decreases in the unrecognized tax benefits relating to expiration of the statutes during each year shown, as well as settlements with Illinois tax authorities.
As of December 31, 2024, the Company believes the liability for unrecognized tax benefits, excluding interest and penalties, could decrease by an immaterial amount in 2025 due to lapses in the statute of limitations. Due to the various jurisdictions in which the Company files tax returns, it is possible that there could be other changes in the amount of unrecognized tax benefits in 2025, but the amount cannot be estimated. Unrecognized tax benefits that, if recognized, would affect the effective tax rate are not expected to be material.
With few exceptions, the major jurisdictions subject to examination by the relevant tax authorities and open tax years, stated as the Company’s fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2014	to	2023
U.S. States	2015	to	2023
Canada	2020
The Company is currently under federal income tax audit for tax years 2014, 2015 and 2016. The Company is currently under Illinois income tax audit for tax years 2015 and 2016.
Note 13.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2022	23,117	166	22,951
Net shares issued for stock awards	—	(17)	17
Balance as of December 31, 2023	23,117	149	22,968
Net shares issued for stock awards	—	(32)	32
Balance as of December 31, 2024	23,117	117	23,000
Preferred Stock
The Company is authorized to issue 5,000,000 shares of Preferred stock, par value $0.001 per share. The Preferred stock may be designated into one or more series as determined by the Board. As of December 31, 2024, the Board had authorized two series of Preferred stock. At December 31, 2024 and 2023, there were no shares of Preferred stock outstanding.
Note 14.    Stock-Based Compensation
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
Under the 2012 Plan, 830,925 shares were initially made available for awards, with 700,000 additional shares added to the 2012 Plan in 2013. Shares that were not delivered pursuant to forfeited awards are added back to the pool of shares available for future awards.
As of December 31, 2024, the Company had 379,516 shares available for issuance of future awards. To date, the Company’s granted awards have generally been either RSAs or SARs.
SAR awards are typically share settled except for certain executives which are settled in cash. Share settlement entitles the recipients to receive, upon exercise, a number of shares of Common Stock equal to (i) the number of shares for which the SAR is being exercised multiplied by the value of one share of Common Stock on the date of exercise (determined as provided in the SAR award agreement), less (ii) the number of shares for which the SAR is being exercised multiplied by the applicable exercise price, divided by (iii) the value of one share of Common Stock on the date of exercise (determined as provided in the SAR award agreement). The exercised SAR is to be settled only in whole shares of Common Stock, and the value of any fractional share of Common Stock is forfeited. Cash settled awards are recognized in the Consolidated Balance Sheets as a liability and adjusted each reporting period for changes in share value until the settlement of the award.
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
The following table represents stock-based compensation expense and the related income tax benefits:

(in thousands)	For the Year Ended December 31,
	2024	2023
Stock-based compensation expense	$89	$151
Income tax benefit	$—	$—

SAR Awards
The Company did not grant any SAR awards in 2024, and granted 101,663 SAR awards in 2023. The SAR awards granted for the year ended December 31, 2023 were all liability classified awards and remained outstanding. As of December 31, 2024, the weighted-average remaining contractual term for the awards granted in 2023 was 8.32 years, the aggregate intrinsic value was zero and the unrecognized compensation expense was $1.0 million. The assumptions used for determining the fair value of the SARs included the following:

	For the Year Ended December 31,
	2024	2023
Market closing price of the Common Stock	$29.75	$2.05
Exercise price	$2.99	$2.99
Range of risk-free interest rates	4.4%	3.8%
Weighted-average volatility	91.7%	88.5%
Range of volatilities	88.8% - 91.7%	88.5% - 89.4%
Expected term	5.00 years	5.00 years
Dividend yield	—%	—%
Weighted-average grant date fair value	$28.00	$1.33
SAR activity for awards classified in equity consisted of the following:

Number of Shares under SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	128,112	$9.78	4.49	$—
Granted	—	—		—
Exercised	—	—		—
Forfeited	—	—		—
Expired	(2,250)	11.25		—
Outstanding at December 31, 2023	125,862	6.13	6.14	3
Granted	—	—		—
Exercised	(50,567)	5.00		—
Forfeited	—	—		—
Expired	—	—		—
Outstanding at December 31, 2024	75,295	6.88	4.24	$2

Exercisable at December 31, 2023	94,914	$7.04	5.45	1
Exercisable at December 31, 2024	60,295	$8.10	3.38	1
The total fair value of SARs that vested during 2024 and 2023 was less than $0.1 million and $0.1 million, respectively. The total aggregate intrinsic value of SARs that vested during both 2024 and 2023 was $0.1 million. Unrecognized compensation expense related to SARs as of both December 31, 2024 and 2023 was $0.1 million. As of December 31, 2024, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 1.67 years.

Restricted Stock Awards
Restricted stock activity consisted of the following:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	26,623	$8.70
Granted	15,000	2.27
Forfeited	(7,834)	3.63
Vested	(18,389)	9.63
Balance as of December 31, 2023	15,400	$3.91
Granted	15,000	23.44
Forfeited	—	—
Vested	(15,400)	3.91
Balance as of December 31, 2024	15,000	$23.44
The total grant date fair value of restricted stock that vested during both 2024 and 2023 was $0.1 million. The total aggregate fair value of restricted stock that vested during 2024 and 2023 was $0.2 million and less than $0.1 million, respectively. Unrecognized compensation expense related to RSAs as of December 31, 2024 and 2023 was $0.3 million and less than $0.1 million, respectively. As of December 31, 2024, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 0.52 years.
Note 15.    Earnings Per Share
The Company computes basic earnings per share by dividing net income by the weighted-average common shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings per share for 2024 and 2023.
The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share basis)	For the Year Ended December 31,
	2024	2023
Numerator:
Net income – basic and diluted	$69,279	$26,306

Denominator:
Shares used in computing net income per share
Weighted-average common shares outstanding - basic	22,983	22,960
Effect of dilutive securities	35	13
Weighted-average common shares outstanding – diluted	23,018	22,973

Earnings per common share
Earnings per share of common stock – basic	$3.01	$1.15
Earnings per share of common stock – diluted	$3.01	$1.15
The aggregate number of shares excluded from the diluted earnings per share calculations because they would have been anti-dilutive were less than 0.1 million and 0.1 million shares 2024 and 2023, respectively. For the twelve months ended December 31, 2024 and 2023, SARs and RSAs were not included in the diluted earnings per share calculations as they would have been anti-dilutive because the Company’s average stock price was less than or equal to the exercise price of the SARs or the grant price of the RSAs.

Note 16.    Related Party Transactions
Weichai Transactions
See Note 3. Weichai Transactions for information regarding the SLA with Weichai and Collaboration Agreement.
Other Related Party Transactions
See Note 11. Commitments and Contingencies for information regarding the Company’s indemnification obligations related to certain former directors and officers of the Company.
See Note 18. Subsequent Events for information regarding the purchase agreement with SWIEC, and the MOR agreement with Weichai.
Note 17. Segment Reporting
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is reviewed on a regular basis by the chief operating decision maker (“CODM”). The Company operates as one business and geographic operating and reportable segment.
Chief Operating Decision Maker
The Company’s CODM is its Chief Executive Officer (“CEO”). The CEO oversees the strategic planning and direction of the Company, and the CEO has final approval in assessing the Company’s performance and allocating its resources.
Identification of Reportable Segment
The Company’s single reportable segment derives revenues primarily in North America from customers by designing, engineering, manufacturing, marketing and selling a broad range of advanced, emission-certified engines and power systems that are powered by a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the power systems, industrial and transportation end markets. Revenue is attributed to geographic areas based on the country of sale. The sources of external revenue by end market and geographic area are previously disclosed in Note 2. Revenue.
The Company evaluated the basis for the CODM's decisions about the allocation of Company resources as well as the basis for the CODM's assessments of the evaluation of the Company's (segment) performance. Specifically, the Company evaluated the financial information that is generally provided and / or is available to the CODM. The Company’s CODM reviews consolidated statements of income to make decisions, allocate resources and assess performance.
Measurement
The CODM assesses performance and decides how to allocate resources primarily using consolidated revenue by end market and consolidated net income (loss). The CODM uses consolidated net income (loss) to monitor budget and forecast information to actual results. The CODM reviews cash, accounts receivable, inventory, accounts payable, and total debt; however other long-lived asset information is not reviewed by the CODM.
The accounting policies of the Company’s single reportable segment are the same as those described in the Note 1. Summary of Significant Accounting Policies and Other Information. The measure of segment assets is consolidated total assets presented in the Company’s Consolidated Balance Sheets. Note 1 Concentrations discloses customers individually accounting for more than 10% of the Company’s consolidated net sales.
Significant Expenses
Significant segment expenses are presented in the Consolidated Statement of Operations.
Note 18.     Subsequent Events
In January 2025, the Company entered into a five-year purchase agreement with SWIEC, for the exclusive purchase and distribution of certain engine and engine components for the fulfillment of a contract with a customer in North America. The supply agreement includes annual minimum requirements of products ordered during the initial term. If all minimum targets are met within the first three-year periods, the contract may be negotiated to extend beyond the five-year initial term. The annual minimum requirements are as follows:

(in thousands)
Year Ending December 31,
2025	$19,023
2026	49,937
2027	49,937
2028	95,117
2029	95,117
Total	$309,131
In February 2025, the Company entered into the MOR agreement with Weichai. The MOR agreement requires the Company to pay Weichai a fee of 1.75% of gross revenues generated by the sale of certain engines manufactured by Weichai. Fees are due on a quarterly basis. The MOR agreement further requires the 1.75% fee to be paid for applicable 2024 sales of these engines. The 2024 fee is less than $0.1 million. The MOR agreement expires in December 2029.
In February 2025, the Company made additional payments totaling $10.0 million related to the SLA. The outstanding balance under the SLA is $15.0 million as of March 24, 2025.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

As a result of management’s review of the Company’s financial and accounting records and the other work completed by the management team and its advisers, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There has been no change in the internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information.
During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.
Effective July 9, 2024, Dino Xykis no longer held the title and responsibilities of Chief Technology Officer but his title and responsibilities as Chief Executive Officer remain unchanged.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference herein from the 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
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
The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities by directors, senior management, and employees. A copy of such insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference herein from the 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference herein from the 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference herein from the 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference herein from the 2025 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2024. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
2.1	†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213
2.2		Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944
3.1		Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543
3.2		Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944
3.3		Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944
3.4		Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944
4.1		Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944
10.1	††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213
10.2	††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944
10.3	††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944
10.4	††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944
10.5		Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944
10.6		Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944
10.7		Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944
10.8		First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.9		Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944
10.10	†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944
10.11		Asset Purchase Agreement dated as of May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944
10.12		Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944
10.13		Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944
10.14	†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944
10.15		Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944
10.16	††	Employment Agreement, dated June 15, 2017, by and between Power Solutions International, Inc. and John P. Miller.	8-K/A	10.1	06/21/2017	001-35944
10.17	††	Employment Agreement, dated November 28, 2017, by and between Power Solutions International, Inc. and Kenneth Winemaster.	8-K	10.1	12/04/2017	001-35944
10.18	††	Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944
10.19		Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944
10.20		First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944
10.21		Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944
10.22	††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944
10.23		First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944
10.24		Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944
10.25	††	Employment Agreement, dated as of February 15, 2021, between the Company and Lance Arnett	8-K	10.1	02/16/2021	001-35944
10.26	††	Separation Agreement and Release, dated as of February 15, 2021, between the Company and John P. Miller	8-K	10.2	02/16/2021	001-35944
10.27	††	Retirement Agreement and Release, dated as of December 14, 2021, between the Company and Kenneth Winemaster	8-K	10.1	12/17/2021	001-35944
10.28		Shareholder’s Loan Agreement, dated as of December 10, 2021, between the Company and Weichai America Corp.	8-K	10.1	12/16/2021	001-35944
10.29		Second Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 25, 2022, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2022	001-35944
10.30		Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.2	03/28/2022	001-35944
10.31		First Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.3	03/28/2022	001-35944
10.32		Addendum # 11, dated as of July 1, 2022 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.4	07/25/2022	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.33	††	Employment Agreement, effective as of August 29, 2022, by and between Kenneth Li and Power Solutions International, Inc.	8-K	10.1	08/29/2022	001-35944
10.34	††	Employment Agreement, effective as of September 16, 2022, between PSI and Sidong Shao	8-K	10.1	09/22/2022	001-35944
10.35	* ††	Description of Long-Term Incentive Plan
10.36		First Amended and Restated Shareholder’s Loan Agreement, dated as of November 29, 2022, between the Company and Weichai America Corp.	8-K	10.1	12/02/2022	001-35944
10.37		Third Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 24, 2023, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/30/2023	001-35944
10.38		Third Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.2	03/30/2023	001-35944
10.39		First Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.3	03/30/2023	001-35944
10.40		Second Amendment to Strategic Collaboration Agreement, dated as of March 22, 2023, by and between the Company and Weichai Power.	8-K	10.1	03/27/2023	001-35944
10.41	††	Employment Agreement, dated as of April 24, 2023, between the Company and Constantine Xykis.	8-K	10.1	04/25/2023	001-35944
10.42		Second Amended and Restated Shareholder’s Loan Agreement, dated as of May 12, 2023, between the Company and Weichai America Corp.	8-K	10.1	05/17/2023	001-35944
10.43		Addendum # 12, dated as of June 8, 2023 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	06/13/2023	001-35944
10.44		Second Amended and Restated Shareholder’s Loan Agreement, dated as of November 29, 2023, between the Company and Weichai America Corp.	8-K	10.1	12/06/2023	001-35944
10.45		Fourth Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 22, 2024, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2024	001-35944
10.46		$30 Million Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 22, 2024, between the Company and Weichai America Corp.	8-K	10.2	03/28/2024	001-35944
10.47		$25 Million Third Amended and Restated Shareholder’s Loan Agreement, dated as of May 20, 2024, between the Company and Weichai America Corp.	8-K	10.1	05/21/2024	001-35944
10.48		Uncommitted Revolving Credit Agreement, dated as of August 30, 2024, among the Company, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	09/06/2024	001-35944
10.49		Shareholder’s Loan Agreement, dated as of August 30, 2024, between the Company and Weichai America Corp.	8-K	10.2	09/06/2024	001-35944
10.50	††	Employment Agreement, dated as of February 8, 2914, by and between Randall D. Lehner and Power Solutions International, Inc.	8-K	10.1	03/01/2024	001-35944
19.1	*	Power Solutions International, Inc. Insider Trading Compliance Policy
21.1	*	Subsidiaries of Power Solutions International, Inc.
23.1	*	Consent of BDO USA, P.C.
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	*	Power Solutions International, Inc. Clawback Policy
101.INS	*	XBRL Instance Document.

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
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
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2025.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 2025.

Signature	Title

/s/ Dino Xykis	Chief Executive Officer
Dino Xykis	(Principal Executive Officer)

/s/ Xun Li	Chief Financial Officer
Xun Li	(Principal Financial and Accounting Officer)

/s/ Jiwen Zhang	Chairman of the Board and Director
Jiwen Zhang

/s/ Kui Jiang	Director
Kui Jiang

/s/ Fuzhang Yu	Director
Fuzhang Yu

/s/ Gengsheng Zhang	Director
Gengsheng Zhang

/s/ Kenneth W. Landini	Director
Kenneth W. Landini

/s/ Frank P. Simpkins	Director
Frank P. Simpkins

/s/ Hong He	Director
Hong He