Form 10-K/A
period 2024-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2025-04-30
CIK 1137091

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
of the Exchange Act). YES ☐ NO ☒
The aggregate market value of 7,770,288 shares of the registrant’s common stock, par value $0.001 per share (the “Common Stock”) held by non-affiliates
of the registrant as of June 30, 2024 was $49.5 million based on the last reported sale price on the over-the-counter
(“OTC”) market on June 30, 2024 (although the total market capitalization of the registrant as of such date was approximately $145.8 million.) Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 24, 2025, there were 23,008,218 outstanding shares of the Common Stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form
10-K/A
amends the Annual Report on Form
10-K
for the year ended December 31, 2024 of Power Solutions International, Inc. (“PSI” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025 (the “Original
10-K”)
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
The information included herein as required by the Part III Disclosure is more limited than what is required to be included in the definitive proxy statement to be filed in connection with PSI’s 2025 Annual Meeting of Stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by the Part III Disclosure.
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
paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, PSI is not including the certificates under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
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
10-K
was filed.

-i-

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements subject to a number of risks, uncertainties and assumptions that may cause actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The following table and biographical summaries set forth, with respect to each member of the Board of Directors for the Company (the “Board”) as of April 24, 2025, his committee membership, his age, the year in which he first became a director of the Company, and whether or not Weichai America Corp. (“Weichai America”), a wholly-owned subsidiary of Weichai Power Co., Ltd (“Weichai Power”) (Weichai America and Weichai Power, herein together referred to as “Weichai”) designated such director to serve on the Board pursuant to the Investor Rights Agreement (as described in the “Related Person Transactions” section in this Amendment) entered into by the Company and Weichai:

Name	Position	Committee	Age	Director Since	Weichai Designee
Jiwen Zhang	Chairman of the Board	Strategic (Chair)	54	2023	Yes
Kui Jiang	Director	Compensation; Nominating (Chair)	61	2024	Yes
Gengsheng Zhang	Director	Nominating; Strategic	57	2022	Yes
Kenneth W. Landini	Director	Audit	68	2001	No
Frank P. Simpkins	Director	Audit (Chair); Nominating; Strategic	62	2017	No
Hong He	Director	Audit; Compensation (Chair)	56	2019	No
Fuzhang Yu	Director	Compensation	38	2023	Yes

Jiwen Zhang	Age: 54	Chairman of the Board
PSI Committee:
• Strategic Committee (Chair)

Biography: Mr. Jiwen Zhang has served as a director and Chairman of the Board of the Company since March 29, 2023. Mr. Zhang also has served as the Chair of the Strategic Committee since May 4, 2023.

Mr. Jiwen Zhang has served as Chief Executive Officer of Weichai America, which focuses on researching and developing a full line of off-road natural gas engines and engine components, since February 2023, and previously served as Chairman of Weichai America from February 2023 until April 2024. Weichai America is a wholly owned subsidiary of Weichai Power, a publicly traded company on the Hong Kong Stock Exchange and the Shenzhen Stock Exchange. Mr. Jiwen Zhang has over twenty years of experience in the engine industry. From January 2013 to December 2022, Mr. Jiwen Zhang served as President of Kohler Power Systems, a multinational company located in Wisconsin, which specialized in diesel and gaseous generators, and was responsible for oversight of the global business operations. Prior to this, Mr. Jiwen Zhang served as Managing Director Commercial of Fiat Powertrain APAC from September 2010 to December 2012, Vice President of Volvo Penta Region Asia from May 2002 to August 2010, and Customer Service General Manager of a Caterpillar distributor Lei Shing Hong machinery from September 1994 to April 2002.

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

Kui Jiang	Age: 61	PSI Committees:
• Compensation Committee
• Nominating Committee (Chair)

Biography: Mr. Jiang has served as a Director since May 23, 2024. Mr. Jiang also serves as the Chair of the Nominating and Governance Committee (“Nominating Committee”) and a member of Compensation Committee. Mr. Jiang previously served as a member of the Board of the Company from 2017 to 2020.

Mr. Jiang has served as Senior President of Weichai Power Co., Ltd and the Chairman of the Board of Directors of Weichai America since 2024. Mr. Jiang served as President of Shandong Heavy Industry Group Co., Ltd, a leading automobile and equipment manufacturing group, from 2009 to 2023. Prior to that, Mr. Jiang has held various leadership positions, including Executive Deputy General Manager and Vice Chairman of Weichai Group Holdings Limited; Vice President of Shantui Construction Machinery Co., Ltd.; Chairman of Strong Construction Machinery Co., Ltd.; Chief Engineer and Deputy General Manager of Shantui Import and Export Company; and Deputy General Manager of Shantui Engineering Machinery Co., Ltd. Mr. Jiang has served as a member of the Supervisory Board of KION GROUP AG, a global leader in industrial trucks, related services and supply chain solutions publicly-traded on the Frankfurt Stock Exchange; a member of the Board of Directors of Sinotruck, a truck manufacturer publicly-traded on the Hong Kong Stock Exchange; a member of the Board of Directors of Ballard Power Systems Inc., a company in fuel cell production publicly-traded on NASDAQ; a member of the Board of Hydraulics Drive Technology Beteiligungs GmbH, Chairman of Strong Construction Machinery Co., Ltd.; and a member of the Board of Directors of Weichai Power, a publicly traded company on the Hong Kong Stock Exchange and the Shenzhen Stock Exchange and a leading global designer and manufacturer of diesel engines.

Mr. Jiang earned his Master of Business Administration from Wright State University and Bachelor’s degree of Engineering from the Automobile Engineering Department of Tsinghua University. Mr. Jiang serves on the Board as a Weichai designee.

Mr. Jiang brings to the Board extensive managerial experience and leadership gained through his executive roles at leading engine manufacturers.

Gengsheng Zhang	Age: 57	PSI Committees:
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

Mr. Gengsheng Zhang brings to the Board in-depth management experience in manufacturing and engineering.

Kenneth W. Landini	Age: 68	PSI Committees:
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

Frank P. Simpkins	Age: 62	PSI Committees:
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

Mr. Simpkins has served on the Advisory Board of Anovion, an advanced battery materials business in North America for synthetic graphite anode materials since September 2022. Mr. Simpkins has been a member of the Board of Directors of EXRO Technologies since July 2023 and is also the Chair of the Audit Committee and a member of the Nominating Committee.

He holds a Bachelor of Science degree in Accounting from Pennsylvania State University. Mr. Simpkins qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial public-company reporting experience gained from his roles as Chief Financial Officer during his career.

Mr. Simpkins brings to the Board significant management experience, as well as his experience as a Chief Financial Officer.

Hong He	Age: 56	PSI Committees:
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

Mr. He brings to the Board substantial financial and managerial experience gained through leadership roles at public companies.

Fuzhang Yu	Age: 38	PSI Committee:
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

Mr. Yu earned his Bachelor’s degree in Management from Beijing Forestry University, China in 2009. Mr. Yu is a China certified public accountant.

Mr. Yu brings to the Board extensive accounting experience as well as management experience through his roles at engine manufacturers.

Executive Officers

The following table sets forth certain information with respect to the Company’s executive officers as of April 24, 2025.

Name	Age	Executive Officer Since	Present Position with the Company
C. (Dino) Xykis	66	2021	Chief Executive Officer
Xun (Kenneth) Li	55	2022	Chief Financial Officer
Randall Lehner(1)	53	2024	General Counsel

(1)	Mr. Lehner and the Company mutually agreed to terminate the Lehner Employment Agreement, effective April 24, 2025.

The narrative descriptions below set forth the employment and position with the Company, principal occupation and education for each of the Company’s current executive officers.

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

Randall Lehner was appointed as the General Counsel effective March 4, 2024. Mr. Lehner is an accomplished Legal Counsel who has more than 20 years of legal experience in the areas of complex commercial litigation, arbitration, regulatory compliance, internal controls and strategy, among others. Most recently, from May 2020 to February 2024, Mr. Lehner served as associate general counsel for Guaranteed Rate, LLC, a leading mortgage company, where he was a member of the executive leadership management team with primary responsibility for litigation and legal risk management. Prior to this role, from 2015 through 2020, Mr. Lehner was a partner with Kelley Drye & Warren LLP, where his practice focused on commercial litigation, regulatory, internal investigations and government enforcement actions. Prior to Kelley Drye & Warren LLP, from 1997 to 2014, Mr. Lehner worked at several other prestigious law firms.

Mr. Lehner holds a Juris Doctor degree from Duke University with high honors. He also holds a Bachelor of Arts degree in political science from the University of Michigan with high honors.

Mr. Lehner and the Company mutually agreed to terminate the Lehner Employment Agreement, effective April 24, 2025.

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

To the Company’s knowledge, including PSI’s review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2024, all Section 16(a) filing requirements were satisfied on a timely basis, except the following reports: (i) four Form 4s filed on July 29, 2024, September 24, 2024, October 29, 2024 and December 30, 2024 (reporting three, three, one and three transactions, respectively) for Gary Winemaster; (ii) two Form 4s filed on May 24, 2024 and October 9, 2024 (reporting three and nine transactions, respectively) for C. Dino Xykis; and (iii) two Form 4s filed on March 15, 2024 and April 29, 2024 (reporting two and two transactions, respectively) for Neil Gagnon, who beneficially owned more than ten percent of the Common Stock at that time.

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

Compensation Committee Interlocks and Insider Participation

The Company has a separately designated Compensation Committee consisting of Mr. He, the Chair, Mr. Jiang and Mr. Yu. None of Mr. He, Mr. Jiang or Mr. Yu, the members of the Compensation Committee, was an officer or employee of the Company during the Company’s last fiscal year or had any relationship requiring disclosure by the Company pursuant to Item 404 of Regulation S-K. There are no interlocking relationships requiring disclosure by the Company pursuant to Item 407(e)(4)(iii) of Regulation S-K.

Insider Trading Policy; Hedging and Pledging Policy
The Company has an Insider Trading Compliance Policy (the “Policy”), as last updated on August 8, 2024, that sets forth terms, conditions, timing, limitations, and prohibitions with respect to trading in the Company’s securities. The Insider Trading Policy prohibits all “Covered Persons” (defined below) from trading in the Company’s securities while in possession of material nonpublic information. In addition, the Policy explicitly prohibits the following activities by Covered Persons, even in instances where the transaction could be completed pursuant to an arrangement that complies with Rule 10b5-1(c) of the Exchange Act:

•	Short selling (i.e., selling Company securities you do not own at the time of sale);

•	Buying or selling put options, call options or other derivative securities relating to the Company on a securities exchange or in any other organized securities market;

•	Engaging in hedging transactions, such as “costless collars” and forward sale contracts;

•	Purchasing Company securities on margin; or

•	Pledging the Company’s stock and/or borrowing against it in a margin account.
For purposes of the Policy, “Covered Persons” include any employee who has obtained material, non-public information,
as well as the Company’s directors, executive officers (including named executive officers), vice presidents and employees working in the Company’s finance and accounting groups, and any other persons designated as Covered Persons by the Insider Trading Compliance Officer or the Board.
Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
The named executive officers for the year ended December 31, 2024, were:

•	C. (Dino) Xykis, Chief Executive Officer;

•	Xun (Kenneth) Li, Chief Financial Officer; and

•	Randall Lehner, General Counsel. (1)

(1)	Mr. Lehner and the Company mutually agreed to terminate the Lehner Employment Agreement, effective April 24, 2025.
Summary Compensation Table
The table below summarizes our named executive officers’ compensation for the services rendered to the Company, in all capacities, for the years ended December 31, 2024, and 2023.

Name and Principal Position	Year	Salary	Bonus (1)	Option/SAR Awards	Nonequity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
C. (Dino) Xykis	2024	$539,846	$71,985	—	$534,674	$62,728	$1,209,233
Chief Executive Officer	2023	$472,692	$317,681	$216,542	$383,827	$58,540	$1,449,282
Xun (Kenneth) Li	2024	$385,851	$38,585	—	$264,166	$14,574	$703,176
Chief Financial Officer	2023	$368,308	$72,273	—	$209,935	$10,314	$660,830
Randall Lehner (4)	2024	$282,692	$38,500	—	$201,624	$19,508	$542,324
General Counsel	2023	—	—	—	—	—	—

(1)

The amounts reported for each named executive officer in this column for 2024 include (i) for Mr. Xykis: (a) $53,985 for the payment of the 2024 LTI Plan, which is described below under “Long Term Incentive Plan”, and (c) $18,000 for retro payment related to lost wages from 2016; (ii) for Mr. Li: (a) $38,585 for the 2024 LTI Plan payment; and (iii) for Mr. Lehner: (a) $35,000 for the 2024 LTI Plan payment, and (b) $3,500 as a one-time bonus.

(2)

The amounts reported for each named executive officer in this column for 2024 represent their 2024 Key Performance Indicator (“KPI”) Plan, amounts. A description of the Company’s 2024 KPI plan is which is described below under “2024 Key Performance Indicator Plan;”

(3)

The reported amounts for 2024 in the “All Other Compensation” column include (i) for Mr. Xykis: (a) $2,286 for life insurance premiums, (b) $44,700 for automobile-related expenses (including an automobile and automobile lease allowances), (c) $1,942 for reimbursement of car insurance premiums and gross up of taxes related to reimbursement and (d) $13,800 for 401(k) matching contributions; (ii) for Mr. Li: (a) $774 for life insurance premiums, and (b) $13,800 for 401(k) matching contributions; and (iii) for Mr. Lehner: (a) $311 for life insurance premiums, (b) a car allowance of $8,000 and (c) $11,197 for 401(k) matching contributions.

(4)	Mr. Lehner joined the Company effective March 4, 2024 and Mr. Lehner and the Company mutually agreed to terminate the Lehner Employment Agreement, effective April 24, 2025.

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

Randall Lehner. On February 8, 2024, the Company entered into an employment agreement with Mr. Lehner (the “Lehner Employment Agreement”). The Lehner Employment Agreement provides that Mr. Lehner’s employment is “at will” and may be terminated at any time by either party. The Lehner Employment Agreement provides for: (i) an annual base salary of $350,000, subject to increase from time to time; (ii) eligibility to participate in the Company’s Key Performance Indictor Plan (the “KPI”) at a target amount equal to 50% of his base salary; (iii) eligibility to participate in the Company’s Long Term Incentive Plan (the “LTI”) with a target LTI bonus equal to 60% of his base salary; and (iv) eligibility to receive a vehicle allowance of $800 per month. In the event that Mr. Lehner’s employment is terminated by the Company without Cause (as defined in the Lehner Employment Agreement) during the employment term, he will be entitled to receive, among other things, (i) severance equal to base salary for nine months if his employment period is less than 48 months, and for one year if his employment period is 48 months or longer; and (ii) any unpaid awarded KPI and LTI bonuses. The Lehner Employment Agreement restricts Mr. Lehner from competing with the Company during the term of the agreement and for one year after termination of his employment with the Company. The Lehner Employment Agreement also restricts Mr. Lehner from soliciting the Company’s customers or employees during the term of the agreement and for one year after termination of his employment with the Company.

Mr. Lehner and the Company mutually agreed to terminate the Lehner Employment Agreement, effective April 24, 2025 (the “Effective Date”), and entered into a Separation Agreement and Release (the “Separation Agreement”), effective as of the Effective Date, pursuant to which Mr. Lehner became entitled to receive: (a) $350,000, which is equal to 12 months of pay at Mr. Lehner’s then-current annual salary, (b) $19,200, which is equal to 24 months of Mr. Lehner’s then-current car allowance, (c) $38,125.82 in additional consideration and (d) subject to his election to receive continued group health plan coverage under COBRA, continued coverage at active-employee rates for up to 12 months after the Effective Date. Under the Separation Agreement, Mr. Lehner provided customary broad form releases and agreed to confidentiality obligations and other covenants to the Company.

Long-Term Incentive Plan

The Company established an LTI Plan for the period January 1, 2023 to December 31, 2025. Pursuant to the LTI Plan, executives, including the named executive officers, are eligible to receive a target incentive amount (which target incentive amount is equal to 60% of the executive’s base salary), with (i) 50% of the target incentive amount to be received as an incentive that is not tied to performance conditions and (ii) the remaining 50% of the target incentive amount subject to the Company’s performance against a performance indicator based on net income over the three-year performance period. The 50% of the guaranteed target incentive amount (equal to 30% of the executive’s base salary) vests in equal annual installments as follows: (i) one-third vested on December 31, 2023 to be paid out in the first quarter of 2024; (ii) one-third vests on December 31, 2024 to be paid out in the first quarter of 2025; and (iii) one-third vests on December 31, 2025 to be paid out 30 days after 2025 audit results are approved by the Audit Committee. A full description of the Company’s LTI Plan is available at Exhibit 10.35, “Description of Long-Term Incentive Plan” to the Original 10-K.

2024 Key Performance Indicator Plan

The named executive officers were eligible to earn a cash incentive award for 2024 under the Company’s KPI plan established for 2024 (the “2024 KPI Plan”). For 2024, the annual target incentive opportunity for each named executive officer as a percentage of his or her base salary for the year was 70% for Mr. Xykis, 50% for Mr. Li, and 50% for Mr. Lehner, with their individual cash incentive awards weighted as follows: (i) for Mr. Xykis, 80% was tied to Company performance relative to the Company performance metrics and 20% was tied to individual performance; and (ii) for Mr. Li and Mr. Lehner, 70% was tied to Company performance relative to the Company performance metrics and 30% was tied to individual performance.

The following two separately weighted performance metrics were established as the Company’s performance metrics under the 2024 KPI Plan: (i) gross revenue and (ii) net income. Weightings, performance thresholds and payout ranges are shown in the table below with no payout earned for performance below the threshold. Set forth in the table below are the weightings, performance thresholds and payout ranges for each Company performance metric (dollars in millions).

Performance Payout Threshold (interpolation used between these points)	Revenue (in millions) (40% of Goal)	Net Income (in millions) (60% of Goal)
0% of Target	$367	$21
100% of Target	$500	$28
200% of Target	$600	$38

The Company’s 2024 performance in relation to the 2024 KPI Plan’s Company performance metrics resulted in the Company’s performance metrics being achieved at approximately 153.0% of target, as shown below (dollars in millions).

Performance Metric	Weighting (%)	2024 Actual Performance (in millions)	Earned (%)	Achieved (%)
Revenue	40%	$476	82%	33%
Net Income	60%	$69	200%	120%
Total Company Performance Achievement	100%			153%

Each named executive officer’s award under the 2024 KPI Plan is shown above in the “Nonequity Incentive Plan Compensation” column of the “Summary Compensation Table.”

2012 Incentive Compensation Plan

The Company maintains the 2012 Incentive Compensation Plan (as amended, the “2012 Plan”), which provides for the grant to employees, directors and consultants of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, deferred stock, performance units, other share-based awards and cash-based awards. The maximum aggregate number of shares of Common Stock that may be issued under the 2012 Plan is 379,516 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. Unless otherwise provided in an award agreement, upon the occurrence of a Change in Control (as defined in the 2012 Plan) or a grantee’s termination of service by the Company without Cause (as defined in the 2012 Plan) or by the grantee for Good Reason (as defined in the 2012 Plan), in either case with two (2) years after the Change in Control event, all unvested awards shall vest, and for performance awards, all unearned or unvested awards shall be earned and vested based on performance achieved (as determined by the Compensation Committee) on a pro rata basis. In addition, upon a Change in Control, the Compensation Committee make adjustments to outstanding awards to reflect the Change in Control, cause such awards to be assumed or replaced by the surviving entity, as applicable, and with respect to stock options and SARs, cancel awards having exercise prices greater than the Change in Control Price (as defined in the 2012 Plan) or cash out such awards. No grants were made under the 2012 Plan during the fiscal year ended December 31, 2024.

OUTSTANDING EQUITY AWARDS AT 2024 YEAR-END

The table below shows outstanding SAR awards as of December 31, 2024, held by each named executive officer. No stock awards remained outstanding for any named executive officers as of December 31, 2024.

	Option/SAR Awards
Name	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable		Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable		Option/SAR Exercise Price ($)	Option/SAR Expiration Date
C. (Dino) Xykis	16,663	[1]	—		2.99	April 25, 2033
	28,333	[2]	56,667	[2]	2.99	April 25, 2033
Xun (Kenneth) Li	15,000	[3]	15,000	[3]	2.00	September 2, 2032
Randall Lehner	—		—		—	—

(1)	The amount reported represents Mr. Xykis’ outstanding SAR award, effective March 25, 2023, under the 2012 Plan, which vested and became exercisable on April 25, 2024.
(2)

The amount reported represents Mr. Xykis’ outstanding SAR award, effective March 24, 2023, under the 2012 Plan, which vests and becomes exercisable in three equal installments on April 25, 2024, April 25, 2025 and April 25, 2026.

(3)

The amount reported represents Mr. Li’s outstanding SAR award, effective September 2, 2022, under the 2012 Plan, which vests and becomes exercisable in four equal installments on September 2, 2023, September 2, 2024, September 2, 2025 and September 2, 2026.

Potential Payments Upon Termination or Change in Control

As of December 31, 2024, the Company had employment agreements with Messrs. Xykis, Li and Lehner that provided for payments upon termination without “cause.” A summary of the payments that Messrs. Xykis’, Li’s and Lehner’s employment agreements provide for upon a termination without “cause” is summarized above under the heading, “Employment Agreements with Named Executive Officers.”

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

Clawback Policy

The Company has adopted a Clawback Policy that is intended to be consistent with Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder and Nasdaq Listing Rule 5608 (“Nasdaq Rule 5608”). In the event the Company is required to prepare an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Clawback Policy provides that the Company will require recoupment of the excess amount of certain incentive compensation received by certain covered executives during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement.

Director Compensation

PSI directors generally receive the following compensation for their services as members of the Board (other than as set forth in footnote 3 to the table below):

•	A cash retainer of $50,000 per year;

•	An additional cash retainer of $25,000 per year to the Chairman of the Board and the Chair of the Audit Committee;

•	An additional cash retainer of $15,000 per year to the Chair of the Compensation Committee;

•	5,000 shares of restricted stock per year; and

•	Meeting fees of $1,500 per day for each Board and Committee meeting.

The Company also reimburses directors for necessary and reasonable travel and other related expenses incurred in connection with the performance of their official duties of attendance at each meeting of the Board or any Committee.

The table below summarizes the compensation paid to each director for their service on the Board for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Jiwen Zhang	$109,500	—	$109,500
Shaojun Sun(2)	$47,258	—	$47,258
Frank P. Simpkins	$124,500	$117,213	$241,713
Kenneth W. Landini	$80,000	$117,213	$197,213
Hong He	$99,578	$117,213	$216,791
Gengsheng Zhang(3)	—	—	—
Fuzhang Yu(3)	—	—	—
Kui Jiang(4)	$52,742	—	$52,472

(1)

Reflects the aggregate grant date fair value of restricted stock granted to Messrs. Simpkins, Landini and He on December 12, 2024, which will vest on July 10, 2025, and related to their 2024 Board service. The grant date fair value is computed in accordance with FASB ASC Topic 718. As of December 31, 2024 Messrs. Simpkins, Landini and He each had 5,000 outstanding shares of restricted stock.

(2)	On May 23, 2024, Mr. Sun resigned as member of the Board, effective as of that date.
(3)	Mr. Gengsheng Zhang and Mr. Fuzhang Yu did not earn any fees for their 2024 Board and Committee services.
(4)

Mr. Jiang was appointed to the Board effective May 23, 2024 and will continue to serve until the Company’s 2025 annual meeting of stockholders or until his successor is duly elected and qualifies. Mr. Jiang has earned fees for his 2024 Board and Committee services but not been paid such fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s Common Stock as of April 24, 2025, by:

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

Beneficial ownership of Common Stock is based on 23,008,218 shares of Common Stock issued and outstanding as of April 24, 2025.

Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of Common Stock. Addresses for the beneficial owners are set forth in the footnotes to the table.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percent of Outstanding Common Stock
Directors:
Jiwen Zhang	—	—
Kenneth W. Landini	59,000	*
Frank P. Simpkins	40,000	*
Hong He	28,750	*
Gengsheng Zhang	—	—
Fuzhang Yu	—	—
Kui Jiang	—	—
Executive Officers:
C. Dino Xykis(2)	99,004	*
Xun (Kenneth) Li(3)	13,880	*
Randall Lehner	—	—
All executive officers and directors as a group (10 individuals) (2)(3)(4)	240,634	1.0
Parties owning beneficially more than 5% of the outstanding shares:
Kenneth Winemaster(5)	2,211,274	9.6%
Gary S. Winemaster(6)	2,184,790	9.5%
Weichai(7)	11,749,759	51.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each individual is 201 Mittel Drive, Wood Dale, Illinois 60191.
(2)	Includes 65,145 shares underlying currently exercisable stock appreciation rights as of April 24, 2025. Such stock appreciation rights may only be settled in cash.
(3)	Includes 13,880 shares underlying currently exercisable stock appreciation rights as of April 24, 2025.
(4)	Includes Mr. Lehner, who mutually agreed with the Company to terminate his employment agreement effective April 24, 2025.
(5)

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

(6)

According to the Schedule D/A filed with the SEC on April 23, 2025, Gary Winemaster is the beneficial owner of 2,184,790 shares of Common Stock, with the sole power to vote, or direct the vote, and to dispose, or direct the disposition, of 2,184,109 shares of Common Stock and the shared power to vote, or direct the vote, and to dispose, or direct the disposition, of 681 shares of Common Stock.

(7)

According to the Schedule 13D/A filed with the SEC on April 26, 2019, Weichai America holds shared voting power with respect to 11,749,759 shares of Common Stock and shared dispositive power with respect to 11,749,759 shares of Common Stock with Weichai Power and Shandong Heavy Industry Group Co., Ltd. The business address of Weichai America is 3100 Golf Road, Rolling Meadows, IL 60008.

Equity Compensation Plan Information

The following table summarizes information regarding the securities that may be issued under the 2012 Plan as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	75,295	(1)	$6.88	(2)	379,516	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	75,295		$6.88		379,516

(1)	Includes outstanding stock appreciation rights.
(2)	Represents the weighted average exercise price of outstanding stock appreciation rights.
(3)	Includes shares remaining available for issuance under the 2012 Plan as of December 31, 2024.

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

Related Person Transactions

Other than as described below, during the years ended December 31, 2024, and 2023, the Company did not enter into any related person transactions.

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

In January 2022, PSI and Société Internationale des Moteurs Baudouin (“Baudouin”), a France-based marine engine manufacturing subsidiary of Weichai Power, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets, which resulted in $1.1 million of sales in 2024. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests.

On August 30, 2024, the Company entered into a Shareholder’s Loan Agreement (“SLA”) with Weichai, which allows the Company to borrow up to $105.0 million and expires on August 31, 2025. Borrowings under the SLA will incur interest at the applicable SOFR, plus 4.05% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing plus 1.0%. The borrowing requests under the SLA are subject to Weichai’s discretionary approval.

As of December 31, 2024, PSI had $25.0 million of borrowing under the SLA. Since January 1, 2024, with respect to all of the shareholder’s loan agreements in the aggregate, the largest principal amount outstanding was $94,820,000, the amount of principal repaid was $79,820,000 and the amount of interest paid was $9,245,513.

On March 22, 2024, the Company amended one of the four previous shareholder’s loan agreements with Weichai to, among other things, extend the maturity thereof. The $30 Million Loan Agreement provided the Company with a $30.0 million subordinated loan at the discretion of Weichai and was amended to extend the maturity date to March 31, 2025. Borrowings under the $30 Million Loan Agreement bear interest at an annual rate equal to SOFR plus 4.05% per annum. Further, if the applicable SOFR rate was negative, the interest rate per annum should have been deemed as 4.05% per annum. If the interest rate for any loan was lower than Weichai’s borrowing cost, the interest rate for such loan would have been equal to Weichai’s borrowing cost plus 1.0%. All the amended shareholder loan agreements with Weichai were subject to customary events of default and covenants. This $30 Million Loan Agreement was replaced by the SLA.

The Company was also previously party to a $25 Million Loan Agreement with Weichai, which was amended and restated in May 2024. The $25 Million Loan Agreement provided the Company with a $25.0 million subordinated loan. Borrowings under the $25 Million Loan Agreement incurred interest at the applicable SOFR rate, plus 4.05% per annum. Further, if the applicable term SOFR was negative, the interest rate per annum should have been deemed as 4.05% per annum. If the interest rate for any loan under the $25 Million Loan Agreement was lower than Weichai’s borrowing cost, the interest rate for such loan would have been equal to Weichai’s borrowing cost plus 1.0%. This $25 Million Loan Agreement was replaced by the SLA.

The Company was also previously party to a $50 Million Loan Agreement with Weichai, which was amended and restated in November 2023. The $50 Million Loan Agreement provided the Company with a $50.0 million uncommitted facility that was subordinated to the Third Amended and Restated Uncommitted Revolving Credit Agreement and any borrowing requests made under the $50 Million Loan Agreement were subject to Weichai’s discretionary approval. Borrowings under the $50 Million Loan Agreement incurred interest at the applicable SOFR, plus 4.65% per annum and could have been used for general corporate purposes, except for certain legal expenditures which required additional approval from Weichai. Further, if the applicable term SOFR was negative, the interest rate per annum should have been deemed as 4.65% per annum. If the interest rate for any loan was lower than Weichai’s borrowing cost, the interest rate for such loan would have been equal to Weichai’s borrowing cost plus 1.0%. This $50 Million Loan Agreement was replaced by the SLA.

The Company was also previously party to a $130.0 million first Amended Shareholder’s Loan Agreement with Weichai, which was amended and restated in March 2023. This first Amended Shareholder’s Loan Agreement provided the Company with a $130.0 million subordinated loan under which Weichai was obligated to advance funds solely for purposes of repaying outstanding borrowings under the Third Amended and Restated Uncommitted Revolving Credit Agreement with Standard Chartered (the “Credit Agreement”) if the Company was unable to pay such borrowings. The Company and Weichai agreed not to renew this first Amended Shareholder’s Loan Agreement, which expired on March 24, 2024.

Director Independence

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

In addition to the Nasdaq independence requirements, the Company also applies the independence guidelines set forth in its Corporate Governance Guidelines, which are available on the Company’s website at www.psiengines.com in the “Investors” section, under “Governance” and which are substantially similar to the Nasdaq’s director independence requirements and “controlled company” exemptions. Consistent with this requirement, based on the review and recommendation of the Nominating Committee, the Board reviewed all relevant identified transactions or relationships between each of the Company’s directors, former directors, or any of their family members, and PSI, the Company’s senior management and the Company’s independent registered public accounting firm, and has affirmatively determined that each of Messrs. He, Landini and Simpkins meet the standards of independence under the applicable Nasdaq listing standards. In making this determination, the Board found Messrs. He, Landini and Simpkins to be free of any relationship that would impair his individual exercise of independent judgment with regard to the Company. The Board has also determined that each member of its Audit Committee is independent under Nasdaq Rule 5605(a)(2). The Board found that Messrs. Jiwen Zhang, Kui Jiang, Gengsheng Zhang and Yu are not independent under the applicable Nasdaq listing standards.

Item 14. Principal Accounting Fees and Services.

AUDIT-RELATED MATTERS

Independent Registered Public Accounting Firm Fees

The following table shows the fees for professional services rendered to us by BDO USA, P.C. (“BDO”) for services in respect of the years ended December 31, 2024, and 2023.

	2024	2023
Audit Fees(1)	$1,260,748	$1,309,528
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$1,260,748	$1,309,528

(1)

Audit Fees: Audit fees for the fiscal years 2024 and 2023 include the aggregate fees incurred for the audit of the Company’s annual consolidated financial statements and to review interim quarterly consolidated financial information.

(2)	Audit-Related Fees: The Company did not engage BDO for any audit-related services during the 2024 and 2023 fiscal years.
(3)	Tax Fees: The Company did not engage BDO for any tax services during the 2024 and 2023 fiscal years.
(4)	All Other Fees: The Company did not engage BDO for any other services during the 2024 and 2023 fiscal years.

In accordance with its charter, the Audit Committee approved in advance all audit services provided by the Company’s independent registered public accounting firm for fiscal year 2024.

Pre-Approval Policy and Procedures

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.
2.1†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213

2.2	Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543

3.2	Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944

3.3	Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944

3.4	Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944

4.1	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944

10.1††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213

10.2††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944

10.3††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944

10.4††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944

10.5	Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944

10.6	Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944

10.7	Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944

10.8	First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.
10.9	Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944

10.10†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944

10.11	Asset Purchase Agreement dated as of May 4, 2015, by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944

10.12	Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944

10.13	Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944

10.14†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944

10.15	Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944

10.16††	Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944

10.17	Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944

10.18	First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944

10.19	Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944

10.20††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944

10.21	First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944

10.22	Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944

10.23	Shareholder’s Loan Agreement, dated as of December 10, 2021, between the Company and Weichai America Corp.	8-K	10.1	12/16/2021	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.
10.24	Second Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 25, 2022, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2022	001-35944

10.25	Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.2	03/28/2022	001-35944

10.26	First Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.3	03/28/2022	001-35944

10.27††	Employment Agreement, dated March 15, 2021, by and between Constantine Xykis and Power Solutions International, Inc.	10-K/A	10.32	05/02/2022	001-35944

10.28	Shareholder’s Loan Agreement, dated April 20, 2022, by and between the Company and Weichai America Corp.	8-K	10.1	04/21/2022	001-35944

10.29††	Interim CEO Letter Agreement, dated June 15, 2022, by and between the Company and Dino Xykis	8-K/ A	10.1	06/21/2022	001-35944

10.30††	Separation Agreement and Release, dated June 26, 2022, by and between the Company and Lance Arnett	8-K	10.1	06/29/2022	001-35944

10.31	Addendum #11, dated as of July 1, 2022, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	07/25/2022	001-35944

10.32††	Employment Agreement, dated August 29, 2022, by and between the Company and Kenneth Li	8-K	10.1	08/29/2022	001-35944

10.33	First Amended and Restated Shareholder’s Loan Agreement, dated November 29, 2022, by and between the Company and Weichai America Corp.	8-K	10.1	12/02/2022	12/02/2022

10.34	Second Amendment to Strategic Collaboration Agreement, dated as of March 22, 2023, by and between the Company and Weichai Power.	8-K	10.1	03/27/2023	001-35944

10.35††	Employment Agreement, dated as of April 24, 2023, between the Company and Constantine Xykis	8-K	10.1	04/25/2023	001-35944

10.36††	Description of Long-Term Incentive Plan	10-K	10.35	03/14/2024	001-35944

10.37	Third Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 24, 2023, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/30/2023	001-35944

10.38	Third Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.2	03/30/2023	001-35944

10.39	First Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.3	03/30/2023	001-35944

10.40	Second Amended and Restated Shareholder’s Loan Agreement, dated as of May 12, 2023, between the Company and Weichai America Corp.	8-K	10.1	5/17/2023	001-35944

10.41	Addendum # 12, dated as of June 8, 2023 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	06/13/2023	001-35944

10.42	Second Amended and Restated Shareholder’s Loan Agreement, dated as of November 29, 2023, between the Company and Weichai America Corp.	8-K	10.1	12/06/2023	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.
10.43††	Employment Agreement, dated March 4, 2024, by and between the Company and Randall Lehner.	8-K	10.1	3/1/2024	001-35944

10.44	Fourth Amended and Restated Credit Agreement, dated March 22, 2024, by and between the Company and Standard Chartered Bank.	8-K	10.1	3/28/2024	001-35944

10.45	$30 Million Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 22, 2024, by and between the Company and Weichai America Corp.	8-K	10.2	3/28/2024	001-35944

10.46††	Power Solutions International, Inc. 2012 Incentive Compensation Plan, (as amended and restated May 26, 2022).	DEF 14A	Appendix A	05/31/2022	001-35944

10.47††	Confidential Mutual Separation and General Release Agreement between Power Solutions International, Inc. and Randall Lehner as of April 24, 2025.	8-K	10.1	04/30/25	001-35944

19.1	Power Solutions International, Inc. Insider Trading Compliance Policy.	10-K	19.1	03/24/2025	001-35944

21.1	Subsidiaries of Power Solutions International, Inc.	10-K	21.1	03/24/2025	001-35944

23.1	Consent of BDO USA, LLP.	10-K	23.1	03/24/2025	001-35944

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.1	03/24/2025	001-35944

31.2	Certificate of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	31.2	03/24/2025	001-35944

31.3*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	03/24/2025	001-35944

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	03/24/2025	001-35944

97.1*	Power Solutions International, Inc. Clawback Policy

101.INS	XBRL Instance Document.	10-K	101.INS	03/24/2025	001-35944

101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	101.SCH	03/24/2025	001-35944

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	101.CAL	03/24/2025	001-35944

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	101.LAB	03/24/2025	001-35944

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	101.PRE	03/24/2025	001-35944

101.DEF	XBRL Taxonomy Definition Linkbase Document.	10-K	101.DEF	03/24/2025	001-35944

104*	The Cover page of this Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2024, formatted in Inline XBRL.

*	Filed with this Report.
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2025.

POWER SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of April 2025.

Signature	Title

/s/ C. Dino Xykis	Chief Executive Officer
C. Dino Xykis	(Principal Executive Officer)

/s/ Xun Li	Chief Financial Officer
Xun Li	(Principal Accounting Officer)

/s/ Jiwen Zhang
Jiwen Zhang	Chairman of the Board and Director

/s/ Kui Jiang
Kui Jiang	Director

/s/ Gengsheng Zhang
Gengsheng Zhang	Director

/s/ Kenneth W. Landini
Kenneth W. Landini	Director

/s/ Frank P. Simpkins
Frank P. Simpkins	Director

/s/ Hong He
Hong He	Director

/s/ Fuzhang Yu
Fuzhang Yu	Director