Form 10-Q
period 2025-03-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2025-05-08
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of April 30, 2025, there were 23,008,218 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation, the factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and from time to time in the Company’s subsequent filings with the United States Securities and Exchange Commission (the “SEC”); the impact of the macro-economic environment in both the U.S. and internationally on our business and expectations regarding growth of the industry; uncertainties arising from global events (including the Russia-Ukraine and Israel-Hamas conflicts), natural disasters or pandemics, and their impact on material prices; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted revolving credit agreement through the exercise by any lender of its demand right in its Revolving Credit Agreement; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risk involving potential security lapses and/or cyber-attacks; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports and exports; the impact of supply chain interruptions and raw material shortages, including compliance disruptions such as the Uyghur Forced Labor Prevention Act (the “UFLPA”) delaying goods from China; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; the potential effects of damage to our reputation or other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights or other laws; and the impact of unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of March 31, 2025 (unaudited)	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$50,021	$55,252
Restricted cash	3,638	3,239
Accounts receivable, net of allowances of $1,852 and $1,889 as of March 31, 2025 and December 31, 2024, respectively; (from related parties $902 and $1,383 as of March 31, 2025 and December 31, 2024, respectively)	81,614	68,958
Income tax receivable	—	986
Inventories, net	116,788	93,872
Prepaid expenses	6,364	6,396
Contract assets	17,384	21,462
Other current assets	2,439	4,170
Total current assets	278,248	254,335
Property, plant and equipment, net	19,680	15,406
Operating lease right-of-use assets, net	39,946	23,275
Intangible assets, net	2,147	2,454
Goodwill	29,835	29,835
Other noncurrent assets	2,872	2,877
TOTAL ASSETS	$372,728	$328,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (to related parties $14,534 and $14,427 as of March 31, 2025 and December 31, 2024, respectively)	$66,198	$58,208
Current maturities of long-term debt	53	52
Revolving line of credit	95,000	95,000
Finance lease liability, current	232	78
Operating lease liability, current	4,958	4,503
Other short-term financing (from related parties $15,000 and $25,000 as of March 31, 2025 and December 31, 2024, respectively)	15,000	25,000
Other accrued liabilities (to related parties $508 and $807 as of March 31, 2025 and December 31, 2024, respectively)	58,069	44,726
Total current liabilities	239,510	227,567
Deferred income taxes	1,568	1,568
Long-term debt, net of current maturities	24	38
Finance lease liability, long-term	697	16
Operating lease liability, long-term	37,073	20,663
Noncurrent contract liabilities	1,825	1,877
Other noncurrent liabilities	7,688	11,203
TOTAL LIABILITIES	$288,385	$262,932

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 23,008 and 23,000 shares outstanding at March 31, 2025 and December 31, 2024, respectively	23	23
Additional paid-in capital	157,648	157,561
Accumulated deficit	(72,429)	(91,511)
Treasury stock, at cost, 109 and 117 shares at March 31, 2025 and December 31, 2024, respectively	(899)	(823)
TOTAL STOCKHOLDERS’ EQUITY	84,343	65,250
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$372,728	$328,182
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2025	2024
Net sales (from related parties $464 and $197 for the three months ended March 31, 2025 and 2024, respectively)	$135,446	$95,240
Cost of sales (from related parties $316 and $153 for the three months ended March 31, 2025 and 2024, respectively)	95,152	69,484
Gross profit	40,294	25,756
Operating expenses:
Research and development expenses	4,244	5,197
Selling, general and administrative expenses	11,109	9,532
Amortization of intangible assets	307	365
Total operating expenses	15,660	15,094
Operating income	24,634	10,662
Interest expense (to related parties $415 and $2,222 for the three months ended March 31, 2025 and 2024, respectively)	1,766	3,346
Income before income taxes	22,868	7,316
Income tax expense	3,786	201
Net income	$19,082	$7,115

Weighted-average common shares outstanding:
Basic	23,005	22,969
Diluted	23,061	22,973
Earnings per common share:
Basic	$0.83	$0.31
Diluted	$0.83	$0.31
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2024	$23	$157,561	$(91,511)	$(823)	$65,250
Net income	—	—	19,082	—	19,082
Stock Appreciation Rights (“SAR”) exercised	—	(66)	—	66	—
Stock-based compensation expense	—	153	—	—	153
Tax benefit from exercise of stock based compensation	—	—	—	(142)	(142)
Balance at March 31, 2025	$23	$157,648	$(72,429)	$(899)	$84,343

Balance at December 31, 2023	$23	$157,770	$(160,790)	$(920)	$(3,917)
Net income	—	—	7,115	—	7,115
Stock-based compensation expense	—	26	—	—	26
Balance at March 31, 2024	$23	$157,796	$(153,675)	$(920)	$3,224

See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2025	2024
Cash provided by operating activities
Net income	$19,082	$7,115
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	307	365
Depreciation	975	952
Noncash lease expense	1,684	1,934
Stock-based compensation expense	153	26
Amortization of financing fees	165	244
Deferred income taxes	—	54
(Credit) for losses in accounts receivable	(37)	(499)
Increase in allowance for inventory obsolescence, net	206	946
Other adjustments, net	33	—
Changes in operating assets and liabilities:
Accounts receivable	(12,619)	18,187
Inventories	(19,294)	(4,798)
Prepaid expenses	33	(2,172)
Contract assets	4,077	(5,974)
Other assets	1,571	15
Accounts payable	7,014	5,345
Income taxes receivable	986	138
Accrued expenses	9,272	(3,528)
Other noncurrent liabilities	(4,797)	(2,720)
Net cash provided by operating activities	8,811	15,630
Cash used in investing activities
Capital expenditures	(3,403)	(815)
Net cash used in investing activities	(3,403)	(815)
Cash used in financing activities
Repayment of long-term debt and lease liabilities	(98)	(51)
Repayment of short-term financings	(10,000)	(5,000)
Payments of deferred financing costs	—	(130)
Repurchases to settle tax withholding obligations for stock-based compensation awards	(142)	—
Net cash used in financing activities	(10,240)	(5,181)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,832)	9,634
Cash, cash equivalents, and restricted cash at beginning of the period	58,491	26,594
Cash, cash equivalents, and restricted cash at end of the period	$53,659	$36,228

(in thousands)	As of March 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$50,021	$33,063
Restricted cash	3,638	3,165
Total cash, cash equivalents, and restricted cash	$53,659	$36,228
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
Going Concern Considerations
During the first three months of 2025, the Company reported net income of $19.1 million and generated $8.8 million in cash flow from operating activities. In August 2024, the Company refinanced its debt through a new Uncommitted Revolving Credit Agreement (the “Revolving Credit Agreement”) with three banks. Additionally, the Company entered into a new Shareholder’s Loan Agreement (the “SLA”) with Weichai to replace all existing Shareholder Loan Agreements. The new Revolving Credit Agreement and SLA mature on August 30, 2025 and August 31, 2025, respectively, and have borrowing capacity of $120.0 million and $105.0 million, respectively.
As of March 31, 2025, the Company held $50.0 million in cash and cash equivalents and its short-term debt obligations under the new Revolving Credit Agreement and SLA totaled $95.0 million and $15.0 million, respectively. While the Company has achieved profitability and generated positive cash flows from operating activities in 2025, uncertainties exist about the

Company’s ability to refinance, amend, or extend its outstanding indebtedness. See Note 6. Debt, for further information regarding the terms and conditions of the Company’s debt agreements.
Due to these uncertainties, the Company’s management has concluded that substantial doubt exists as to its ability to continue as a going concern within one year after the date that these financial statements are issued. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.
The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owed under its existing debt arrangements as they become due. In order to provide the Company with a more permanent source of liquidity, management is seeking the replacement of its existing debt agreements with committed long-term financing from its current or other lenders before the maturity dates in 2025. There can be no assurance that the Company’s management will be able to successfully complete restructuring of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all. These consolidated financial statements do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.
Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the quarterly period ended March 31, 2025, which contains unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024.
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
Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and include all of the information and disclosures required by U.S GAAP for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2024, included in the 2024 Annual Report on Form 10-K, filed with the SEC on March 24, 2025 (the “2024 Annual Report”). The Company’s significant accounting policies are described in the aforementioned 2024 Annual Report. The accompanying interim financial information is unaudited; however, the Company believes the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of its financial position, results of operations and cash flows in conformity with U.S. GAAP. Operating results for interim periods are not necessarily indicative of annual operating results.
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

Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended March 31,
	2025	2024
Customer A	**	10%
Customer B	22%	**
Customer C	10%	12%
Customer E	12%	**
The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of March 31, 2025	As of December 31, 2024
Customer B	21%	**
Customer D	10%	15%
Customer E	11%	**
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended March 31,
	2025	2024
Supplier A	19%	13%
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of March 31, 2025 and December 31, 2024, the Company had restricted cash of $3.6 million and $3.2 million, respectively, which includes $1.4 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash. The deferred revenue is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheets.
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
Inventories consist of the following:

(in thousands) Inventories	As of March 31, 2025	As of December 31, 2024
Raw materials	$102,326	$84,323
Work in process	1,477	872
Finished goods	21,326	16,812
Total inventories	125,129	102,007
Inventory allowance	(8,341)	(8,135)
Inventories, net	$116,788	$93,872
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Three Months Ended March 31,
Inventory Allowance	2025	2024
Balance at beginning of period	$8,135	$5,730
Charged to expense	237	1,018
Write-offs	(31)	(72)
Balance at end of period	$8,341	$6,676
As of March 31, 2025, the Company’s inventory included $3.8 million of raw materials provided by its customers for installation in the fulfillment of its performance obligations to these customers and recorded an associated contract liability. See Note 2. Revenue for further information regarding contract assets and contract liabilities.
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of March 31, 2025	As of December 31, 2024
Accrued product warranty	$8,375	$10,233
Accrued litigation [1]	1,460	3,847
Contract liabilities	18,801	10,184
Accrued compensation and benefits	15,222	10,721
Accrued interest expense	848	1,237
Stock appreciation rights liability [2]	1,683	1,804
Non-interest bearing note payable	704	693
Customs accrual	2,569	1,162
Other	8,407	4,845
Total	$58,069	$44,726
1 As of March 31, 2025 and December 31, 2024 accrued litigation includes accruals related to various ongoing legal matters including associated legal fees. See Note 10. Commitments and Contingencies for further information regarding the various ongoing legal matters.
2 The Company has an incentive compensation plan, which authorizes the granting of a variety of different types of awards including, but not limited to, non-qualified stock options, incentive stock options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), deferred stock and performance units to its executive officers, employees, consultants and Directors. The SAR awards granted for the year ended March 31, 2025 and December 31, 2024 were all liability classified awards and remained outstanding. See Note 13. Stock-Based Compensation in the Company’s 2024 Annual Report for additional information on the SARs and RSAs.
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
Accrued product warranty activities are presented below:

(in thousands)	For the Three Months Ended March 31,
Accrued Product Warranty	2025	2024
Balance at beginning of period	$13,972	$19,263
Current period provision *	993	1,704
Changes in estimates for preexisting warranties **	(282)	144
Payments made during the period	(3,287)	(3,759)
Balance at end of period	11,396	17,352
Less: current portion	8,375	10,610
Noncurrent accrued product warranty (included with Other Noncurrent liabilities)	$3,021	$6,742
*Warranty costs, net of supplier recoveries, and other adjustments, were $0.6 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively. Supplier recoveries were $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the three months ended March 31, 2025, the Company recorded a benefit for changes in estimates of preexisting warranties of $0.3 million, or $0.01 per diluted share. During the three months ended March 31, 2024, the Company recorded a cost of $0.1 million, or $0.01 per diluted share.
Recently Issued Accounting Pronouncements – Adopted
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures – Segment Reporting (Topic 280). The amendments to this standard require public entities to disclose more detailed information about their reportable segments’ significant expenses on an interim and annual basis. The amendments to this standard do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments to this standard apply to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ending December 31, 2024 and subsequent interim periods. See Note 15. Segment Reporting for the new disclosures required by the standard.
Recently Issued Accounting Pronouncements – Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures - Income Taxes (Topic 740). The amendments to this standard enhances the transparency and decision usefulness of income tax disclosures, primarily related to rate reconciliation and income taxes paid information as well as effectiveness of overall income tax disclosures. The new standard is effective for non-public companies, and public business entities that meet the definition of a smaller reporting company as defined by the SEC, for annual periods beginning after December 15, 2024. The Company is required to adopt the guidance for its 2025 annual report filed on Form 10-K, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40). This update requires entities to provide more detailed disclosures about the components of significant expense categories, enhancing the transparency and decision usefulness of financial statements. The amendments in this update are intended to provide investors with additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The updated standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods thereafter, although early adoption is permitted. While we anticipate that the adoption of this standard will require additional disclosures, the Company is currently assessing the impact of the amendment to this standard on its consolidated financial statements

Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended March 31,
End Market	2025	2024
Power Systems	$106,647	$61,962
Industrial	23,513	28,744
Transportation	5,286	4,534
Total	$135,446	$95,240
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended March 31,
Geographic Area	2025	2024
United States	$127,656	$82,272
North America (outside of United States)	4,013	4,846
Pacific Rim	2,781	6,645
Europe	971	1,460
Other	25	17
Total	$135,446	$95,240
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

(in thousands)	As of March 31, 2025	As of December 31, 2024	As of December 31, 2023
Short-term contract assets (included in Contract assets)	$17,384	$21,462	$15,554
Short-term contract liabilities (included in Other accrued liabilities)	(18,801)	(10,184)	(2,741)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(1,825)	(1,877)	(2,401)
Net contract assets (liabilities)	$(3,242)	$9,401	$10,412
During the three months ended March 31, 2025 and 2024, the Company recognized $6.8 million and $0.4 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2024 and 2023, respectively.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $2.4 million of remaining performance obligations as of March 31, 2025, primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $0.5 million in 2025, $0.2 million in 2026, $1.5 million in 2027, $0.2 million in 2028, and less than $0.1 million in 2029 and beyond.

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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. Purchases of inventory from Weichai were $11.5 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively.
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
See Note 14. Related Party Transactions for information regarding the purchase agreement with Shandong Weichai Import & Export Corporation, an affiliate of Weichai (“SWIEC”), and a manufacture of record (“MOR”) agreement with Weichai.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Property, Plant and Equipment
Leasehold improvements	$8,503	$8,352
Machinery and equipment	52,399	48,643
Construction in progress	3,796	2,454
Total property, plant and equipment, at cost	64,698	59,449
Accumulated depreciation	(45,018)	(44,043)
Property, plant and equipment, net	$19,680	$15,406

Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both March 31, 2025 and December 31, 2024 was $29.8 million. Accumulated impairment losses at both March 31, 2025 and December 31, 2024 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(32,882)	$2,058
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,611)	89
Total	$37,340	$(35,193)	$2,147

(in thousands)	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(32,589)	$2,351
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,597)	103
Total	$37,340	$(34,886)	$2,454

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of March 31, 2025		As of December 31, 2024
	Amount	Rate (2)	Amount	Rate (2)	Maturity Date
Short-term financing:
Revolving Credit Agreement [1]	$95,000	6.31%	$95,000	6.52%	August 30, 2025
Shareholder’s Loan Agreement	15,000	8.34%	25,000	8.49%	August 31, 2025
Total short-term debt	$110,000		$120,000

Long-term debt:
Finance leases and other debt	1,006	**	184	**	Various
Total long-term debt and finance leases	1,006		184
Less: Current maturities of long-term debt and finance leases	285		130
Long-term debt	$721		$54

[1]
Unamortized financing costs and deferred fees on the new Revolving Credit Agreement are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs, were $0.3 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

[2]	Includes the weighted average interest rate.
**	Finance lease obligations are a non-cash financing activity. See Note 8. Leases.
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
As part of the closing of the Revolving Credit Agreement, the Company made an initial draw in the amount of $100.0 million. The Company utilized the amount drawn under the Revolving Credit Agreement (i) to repay the outstanding balance of approximately $40.0 million under the Company’s Fourth Amended and Restated Uncommitted Revolving Credit Agreement, dated March 22, 2024, by and among the Company and Standard Chartered; and (ii) to prepay approximately $60.0 million under previous shareholder loan agreements between PSI and Weichai. As of March 31, 2025, the Company had $95.0 million outstanding under the Revolving Credit Agreement. See further discussion below.
In connection with the Revolving Credit Agreement, on August 30, 2024, the Company also entered into a new Shareholder’s Loan Agreement (the “SLA”) with Weichai, which allows the Company to borrow up to $105.0 million and expires August 31, 2025. Borrowings under the SLA will incur interest at the applicable SOFR, plus 4.05% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1.0%. The borrowing requests made under the SLA are subject to Weichai’s discretionary approval. The payment of the borrowings under the SLA is subordinated in all respects to the Revolving Credit Agreement with the exception that the Company is allowed to make a single payment of $10.0 million to Weichai. The $60.0 million portion of the initial advance under the Revolving Credit Agreement was applied to pay all principal, interest, and other amounts outstanding under the Shareholder’s Loan Agreements that the Company was previously party to with Weichai except for $25.0 million. In January 2025, the Company amended the Revolving Credit Agreement. After the amendment date, the Company may repay the outstanding balance under the SLA in principal and interest provided there are no new borrowings under the SLA. As of March 31, 2025 the outstanding principal balance under the SLA was $15.0 million.
As part of our ongoing efforts to enhance financial flexibility, we made a $10.0 million payment toward the SLA in the first quarter of 2025. As of March 31, 2025, the Company’s total outstanding debt obligations under the Revolving Credit Agreement, the SLA, and for finance leases and other debt were $111.0 million in the aggregate and its cash and cash equivalents were $50.0 million. The Company's total accrued interest for the Revolving Credit Agreement and SLA was $0.8 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheets.
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
The current portion of the note of $0.7 million is included in other accrued liabilities in the Company’s Consolidated Balance Sheets.

(in thousands)	As of March 31, 2025	As of December 31, 2024
Note payable	$3,334	$3,502
Unamortized discount	(416)	(473)
Total	$2,918	$3,029
The following table presents remaining maturities for the note payable as of March 31, 2025:

(in thousands)	Maturities	Discount Amortization
Year ending December 31, 2025	$524	$151
Year ending December 31, 2026	740	160
Year ending December 31, 2027	1,328	97
Year ending December 31, 2028	742	8
Total note payable	$3,334	$416
The Company recorded $0.2 million discount amortization as interest expense as of March 31, 2025.

Note 8.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring from May 2025 to March 2036. The following table summarizes the lease expense by category in the Consolidated Statements of Income:

(in thousands)	For the Three Months Ended March 31,
	2025	2024
Cost of sales	$2,185	$1,824
Research and development expenses	79	77
Selling, general and administrative expenses	42	129
Interest expense	14	3
Total	$2,320	$2,033
The following table summarizes the components of lease expense and income:

(in thousands)	For the Three Months Ended March 31,
	2025	2024
Operating lease cost	$1,598	$1,532
Finance lease cost
Amortization of right-of-use (“ROU”) asset	59	17
Interest expense	15	3
Short-term lease cost	181	199
Variable lease cost	467	282
Total lease cost, net	$2,320	$2,033
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$1,449	$1,493
Operating cash flows paid for interest portion of finance leases	15	3
Financing cash flows paid for principal portion of finance leases	56	20
ROU assets obtained in exchange for lease obligations
Operating leases	18,355	1,139
Finance leases	904	—
As of March 31, 2025 and December 31, 2024, the weighted-average remaining lease term was 7.7 years and 5.3 years for operating leases and 4.4 years and 1.2 years for finance leases, respectively. As of March 31, 2025 and December 31, 2024, the weighted-average discount rate was 7.3% and 7.5% for operating leases, respectively, and 6.9% and 6.5% for finance leases, respectively.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	March 31, 2025	December 31, 2024
Operating lease ROU assets, net	$39,946	$23,275

Operating lease liabilities, current	4,958	4,503
Operating lease liabilities, non-current	37,073	20,663
Total operating lease liabilities	$42,031	$25,166

Finance lease ROU assets, net [1]	$907	$78

Finance lease liabilities, current	232	78
Finance lease liabilities, non-current	697	16
Total finance lease liabilities	$929	$94
1.Included in Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.
The following table presents maturity analysis of lease liabilities as of March 31, 2025:

(in thousands)	Operating Leases	Finance Leases
Nine months ending December 31, 2025	$5,877	$221
Year ending December 31, 2026	7,997	230
Year ending December 31, 2027	8,155	213
Year ending December 31, 2028	7,244	213
Year ending December 31, 2029	6,340	194
Year ending December 31, 2030	4,873	2
Thereafter	14,950	—
Total undiscounted lease payments	55,436	1,073
Less: imputed interest	13,405	144
Total lease liabilities	$42,031	$929
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

(in thousands)	As of March 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$95,000	$—	$95,000	$—
Note payable	3,334	—	3,334	—
Other financing	15,000	—	15,000	—

(in thousands)	As of December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$95,000	$—	$95,000	$—
Note payable	3,502	—	3,502	—
Other financing	25,000	—	25,000	—
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
Jerome Treadwell v. the Company
In October 2018, a punitive class-action complaint was filed against the Company and NOVAtime Technology, Inc. (“NOVAtime” or “Plaintiff”) in the Circuit Court of Cook County, Illinois. In December 2018, NOVAtime removed the case to the U.S. District Court for the Northern District of Illinois, Eastern Division (the “Court”) under the Class Action Fairness Act. Plaintiff has since voluntarily dismissed NOVAtime from the lawsuit without prejudice and filed an amended complaint in April 2019. The operative, amended complaint asserts violations of the Illinois Biometric Information Privacy Act (“BIPA”) in connection with employees’ use of the time clock to clock in and clock out using a finger scan and seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. An aggrieved party under BIPA may recover (i) $1,000 per violation if the Company is found to have negligently violated BIPA or (ii) $5,000 per violation if the Company is found to have intentionally or recklessly violated BIPA plus reasonable attorneys’ fees. In May 2019, the Company filed its motion to dismiss the Plaintiff’s amended complaint. In December 2019, the court denied the Company’s motion to dismiss. In January 2020, the Company moved for reconsideration of the Court’s order denying the motion to dismiss, or in the alternative, to stay the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare on a legal question that would be potentially dispositive in this matter. In February 2020, the Court denied the Company’s motion for reconsideration, but required the parties to submit additional briefing on the Company’s motion to stay. In April 2020, the Court granted the Company’s motion to stay and stayed the case pending the Illinois Appellate Court’s ruling in McDonald v. Symphony Healthcare. In October 2020, after the McDonald ruling, the Court granted the parties’ joint request to continue the stay of the case for 60 days. The Court also ordered the parties to schedule a settlement conference with the Magistrate Judge in May 2021 which went forward without a settlement being reached. On May 22, 2023, the Company filed the answer to the amended complaint. Plaintiff and PSI have since reached a preliminary settlement of the case, and Plaintiff filed an Unopposed Motion for Preliminary Approval of Class Action Settlement on February 23, 2024. On February 5, 2025 Plaintiff filed an Unopposed Motion for Final Approval of the Class Settlement, which the Court granted on February 7, 2025. As of December 31, 2024, the Company had recorded an estimated liability of $2.4 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets related to the potential settlement of this matter. During the first quarter of 2025, the final settlement amount of $2.4 million was paid to the Plaintiff, of which $0.7 million was paid by the Company and $1.7 million was paid by the Company’s insurance carrier.
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Income for the year-ended December 31, 2020. The Company fully paid the settlement as of December 31, 2022. In September 2023, Mast filed a lawsuit against the Company in the Eastern District of Texas Federal Court (“Court”), alleging, among other things, damages of approximately $6.0 million for fraudulent inducement leading to the 2021 arbitration settlement agreement and breach of said settlement agreement. Upon court order, the Company participated in separate mediations in May 2024 and December 2024, and no settlement was reached. The Company has filed a motion to stay the lawsuit and compel it to arbitration, and the Court granted that motion on January 31, 2025. As of both March 31, 2025 and December 31, 2024, the Company had recorded an estimated liability of $0.9 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets related to the potential settlement of this matter.
Gary Winemaster v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. In June 2024, the Company reached a settlement with Travelers for $4.5 million. As of both March 31, 2025 and December 31, 2024, the Company recorded the aforementioned settlement liability within Other noncurrent liabilities with the current portion within Other accrued liabilities on the Consolidated Balance Sheets. Refer to Note 7. Other Non-current Liabilities for additional information related to this settlement.
Indemnification Agreements
The Company holds a directors’ and officers’ liability insurance policy, which is renewed annually and currently expires in July 2025. The insurance policy includes standard exclusions including for any previously pending litigation.

Other Commitments and Contingencies
At March 31, 2025, the Company had four outstanding letters of credit totaling $1.8 million. The letters of credit primarily serve as collateral for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.6 million as of March 31, 2025, related to these letters of credit and cash held in escrow due to a customer agreement.
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
The effective tax rate for the three months ended March 31, 2025 was 16.6%, compared to an effective tax rate for the three months ended March 31, 2024 of 2.7%. The effective tax rates for all periods were significantly different than the applicable U.S. statutory tax rate. For both the three months ended March 31, 2025 and 2024, the difference between the effective and statutory tax rates was primarily due to the Company’s full valuation allowance.
Note 12.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2024	23,117	117	23,000
Net shares issued for Stock awards	—	(8)	8
Balance as of March 31, 2025	23,117	109	23,008
Note 13.    Earnings Per Share
The Company computes basic earnings per share by dividing net income by the weighted-average common shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings per share for the three months ended March 31, 2025 and 2024.
The Company issued Stock Appreciation Rights (“SARs”) and Restricted Stock Awards (“RSAs”), all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 14. Stock-Based Compensation in the Company’s 2024 Annual Report for additional information on the SARs and the RSAs.

The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income – basic and diluted	$19,082	$7,115

Denominator:
Shares used in computing net income per share:
Weighted-average common shares outstanding – basic	23,005	22,969
Effect of dilutive securities	56	4
Weighted-average common shares outstanding – diluted	23,061	22,973

Earnings per common share:
Earnings per share of common stock – basic	$0.83	$0.31
Earnings per share of common stock – diluted	$0.83	$0.31

The aggregate number of shares excluded from the diluted earnings per share calculations, because they would have been anti-dilutive, were none and 0.1 million the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, SARs and RSAs were not included in the diluted earnings per share calculations as they would have been anti-dilutive because the Company’s average stock price was less than or equal to the exercise price of the SARs or the grant price of the RSAs.

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
In February 2025, the Company entered into a MOR agreement with Weichai. The MOR agreement requires the Company to pay Weichai a fee of 1.75% of gross revenues generated by the sale of certain engines manufactured by Weichai. Fees are due on a quarterly basis. The MOR agreement further requires the 1.75% fee to be paid for applicable sales of these engines beginning January 2024. As of March 31, 2025, the Company had recorded an estimated liability of $0.1 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets for the fee due to Weichai. The MOR agreement expires in December 2029.

Note 15. Segment Reporting
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
Note 16. Subsequent Events
In May 2025, the Company made an additional $5.0 million payment toward the SLA. The outstanding balance under the SLA is $10.0 million as of May 8, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three months ended March 31, 2025 and 2024, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” in this Quarterly Report. The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
Net sales by geographic area and by end market for the three months ended March 31, 2025 and 2024 are presented below:

(in thousands)	For the Three Months Ended March 31,
	2025		2024
Geographic Area		% of Total		% of Total
United States	$127,656	94%	$82,272	86%
North America (outside of United States)	4,013	3%	4,846	5%
Pacific Rim	2,781	2%	6,645	7%
Europe	971	1%	1,460	2%
Other	25	—%	17	—%
Total	$135,446	100%	$95,240	100%

(in thousands)	For the Three Months Ended March 31,
	2025		2024
End Market		% of Total		% of Total
Power Systems	$106,647	79%	$61,962	65%
Industrial	23,513	17%	28,744	30%
Transportation	5,286	4%	4,534	5%
Total	$135,446	100%	$95,240	100%
Recent Trends and Business Outlook
PSI’s growth in net revenue for the three months in 2025 was driven by power systems markets, including data center and oil and gas products, partially offset by lower sales from more mature, lower-margin markets such as industrial. This shift in markets reflects the Company’s conscious strategic prioritization toward higher growth, higher-margin markets with less emphasis on more mature markets.
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
PSI’s business is impacted by the current macroeconomic and geopolitical environment. For example, although the oil and gas market, in which the Company has historically operated, has experienced year over year growth from its historic lows, sales levels may not reach their previous higher levels because of lower rig counts. The Company has been actively navigating these challenges by balancing its investments, expenses, pricing and sales efforts in this market as well as others.
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
The Company experiences recent tariff costs associated with its supply chain products. We are actively assessing the evolving tariff environment and are committed to proactively mitigate any associated risks through strategic sourcing, pricing actions, and supply chain agility. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.

Results of Operations
Results of operations for the three months ended March 31, 2025 compared with the three months ended March 31, 2024:

(in thousands, except per share amounts)	For the Three Months Ended March 31,
	2025	2024	Change	% Change
Net sales (from related parties $464 and $197 for the three months ended March 31, 2025 and 2024, respectively)	$135,446	$95,240	$40,206	42%
Cost of sales (from related parties $316 and $153 for the three months ended March 31, 2025 and 2024, respectively)	95,152	69,484	25,668	37%
Gross profit	40,294	25,756	14,538	56%
Gross margin %	29.7%	27.0%	2.7%
Operating expenses:
Research and development expenses	4,244	5,197	(953)	(18)%
Research and development expenses as a % of sales	3.1%	5.5%	(2.4)%
Selling, general and administrative expenses	11,109	9,532	1,577	17%
Selling, general and administrative expenses as a % of sales	8.2%	10.0%	(1.8)%
Amortization of intangible assets	307	365	(58)	(16)%
Total operating expenses	15,660	15,094	566	4%
Operating income	24,634	10,662	13,972	131%
Interest expense (to related parties $415 and $2,222 for the three months ended March 31, 2025 and 2024, respectively)	1,766	3,346	(1,580)	(47)%
Income before income taxes	22,868	7,316	15,552	NM
Income tax expense	3,786	201	3,585	NM
Net income	$19,082	$7,115	$11,967	168%

Earnings per common share:
Basic	$0.83	$0.31	$0.52	168%
Diluted	$0.83	$0.31	$0.52	168%

Non-GAAP Financial Measures:
Adjusted net income *	$19,235	$7,041	$12,194	173%
Adjusted net income per share – diluted*	$0.83	$0.31	0.52	168%
EBITDA *	$25,916	$11,979	$13,937	116%
Adjusted EBITDA *	$26,069	$11,905	$14,164	119%
NM    Not meaningful
*    See reconciliation of non-GAAP financial measures to GAAP results below

Net Sales
Net sales increased $40.2 million, or 42%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as a result of sales increases of $44.7 million and $0.8 million in the power systems and transportation end markets, respectively, partly offset by a decrease of $5.2 million in the industrial end market. Higher power systems end market sales were primarily due to increased demand for products across various applications, with the largest increases attributable to products used within the packaging market such as enclosures serving the fast-growing data center market, and oil and gas products. The Company is strategically prioritizing the rapidly expanding data center sector, improving and increasing our manufacturing capacity and capabilities to meet our customers’ evolving demands for our products. The lower industrial end market sales is primarily driven by reduced demand in the material handling market. The Company is actively pursuing new industrial customers for sales growth.
Gross Profit
Gross profit increased by $14.5 million, or 56%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Gross margin was 29.7% during the three months ended March 31, 2025, an increase of 2.7% compared to 27.0% for the three months ended March 31, 2024, primarily due to improved mix, pricing actions, and lower warranty costs attributable to the Company's strategic sales shift away from some of our transportation customers. For the three months ended March 31, 2025, warranty costs were $0.6 million compared to warranty costs of $1.5 million in the same period last year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased during the three months ended March 31, 2025 by $1.6 million, or 17%, compared to the three months ended March 31, 2024. The increase is primarily due to higher legal expenses, professional fees and administrative expenses to support business growth.
Interest Expense
Interest expense decreased $1.6 million to $1.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, largely due to reduced outstanding debt and lower overall effective interest rates. See Note 6. Debt, included in Part I, Item 1. Financial Statements, for additional information.
Income Tax Expense
The Company recorded income tax expense of $3.8 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s pretax income was $22.9 million for the three months ended March 31, 2025, compared to a pretax income of $7.3 million for the three months ended March 31, 2024. The Company continues to record a full valuation allowance against deferred tax assets. See Note 11. Income Taxes, included in Part 1, Item 1. Financial Statements, for additional information related to the Company’s income tax provision.
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
The following table presents a reconciliation from Net income to Adjusted net income for the three months ended March 31, 2025 and 2024:

(in thousands)	For the Three Months Ended March 31,
	2025	2024
Net income	$19,082	$7,115
Stock-based compensation [1]	153	26
Legal Settlements [2]	—	(100)
Adjusted net income	$19,235	$7,041
The following table presents a reconciliation from Net income per share – diluted to Adjusted net income per share – diluted for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net income per share – diluted	$0.83	$0.31
Adjusted net income per share – diluted	$0.83	$0.31

Diluted shares (in thousands)	23,061	22,973
The following table presents a reconciliation from Net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

(in thousands)	For the Three Months Ended March 31,
	2025	2024
Net income	$19,082	$7,115
Interest expense	1,766	3,346
Income tax expense	3,786	201
Depreciation	975	952
Amortization of intangible assets	307	365
EBITDA	25,916	11,979
Stock-based compensation [1]	153	26
Legal Settlements [2]	—	(100)
Adjusted EBITDA	$26,069	$11,905
1.Amounts reflect non-cash stock-based compensation expense and have no material impact on the Adjusted earnings per share for the three months ended March 31, 2024.
2.Amounts include legal settlements and have no material impact on the Adjusted earnings per share for the three months ended March 31, 2025 and 2024.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Three Months Ended March 31,
	2025	2024	Change	% Change
Net cash provided by operating activities	$8,811	$15,630	$(6,819)	(44)%
Net cash used in investing activities	(3,403)	(815)	(2,588)	(318)%
Net cash used in financing activities	(10,240)	(5,181)	(5,059)	(98)%
Net decrease in cash, cash equivalents, and restricted cash	$(4,832)	$9,634	$(14,466)	(150)%
Capital expenditures	$(3,403)	$(815)	$(2,588)	(318)%
Cash Flows for the Three Months Ended March 31, 2025
Cash Flow from Operating Activities
Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2025, compared to net cash provided by operating activities of $15.6 million for the three months ended March 31, 2024, resulting in a decrease of $6.8 million in cash provided by operating activities year-over-year. The decrease in cash provided by operating activities primarily resulted from a $18.5 million decrease of cash provided by working capital accounts, partially offset by an increase in earnings of $12.0 million. The decrease in cash generated from working capital was primarily related to the purchases of inventory and fewer collections on accounts receivables, offset by decreased payments on accounts payable for the three months ended March 31, 2025 compared to March 31, 2024.
Cash Flow from Investing Activities
Net cash used in investing activities was $3.4 million for the three months ended March 31, 2025, compared to cash used in investing activities of $0.8 million for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, cash used in investing activities related to capital expenditures.
Cash Flow from Financing Activities
The Company used $10.2 million in cash from financing activities for the three months ended March 31, 2025, compared to $5.2 million cash used by financing activities for the three months ended March 31, 2024. The cash used by financing activities for the three months ended March 31, 2025, was due to payments made on the SLA and other existing debt year to date. See additional discussion in Note 6. Debt, included in Part I, Item 1. Financial Statements, which further describe the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to its credit facilities and shareholder’s loan agreements, and cash and cash equivalents on hand. Uses of funds include payments of principal on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.

While the Company has achieved profitability and generated positive cash flows from operating activities in 2025, uncertainties exist about the Company’s ability to refinance, amend, or extend its outstanding indebtedness. As March 31, 2025, the Company’s total outstanding debt obligations under the Revolving Credit Agreement, the SLA, and for finance leases and other debt, all of which are short-term requirements, were $111.0 million in the aggregate, and its cash and cash equivalents were $50.0 million. See Item 1. Financial Statements, Note 6. Debt, for additional information.
The Company’s ability to continue as a going concern is dependent on extending and amending, refinancing or repaying the indebtedness outstanding under the Company’s existing debt arrangements. Without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts owed under its existing debt arrangements as they become due, which raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. In order to provide the Company with a more permanent source of liquidity, management is seeking the replacement of its existing debt agreements with committed long-term financing from its current or other lenders before the maturity dates in 2025. There can be no assurance that the Company’s management will be able to successfully complete restructuring of its existing debt agreements or obtain new financing on acceptable terms, when required or if at all.
PSI’s business is impacted by the current macroeconomic and geopolitical environment. For example, although the oil and gas market, in which the Company has historically operated, has experienced year over year growth from its historic lows, sales levels may not reach previous higher levels because of lower rig counts. The Company experiences recent tariff costs associated with its supply chain products. We are actively assessing the evolving tariff environment and are committed to proactively mitigate any associated risks through strategic sourcing, pricing actions, and supply chain agility. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.
At March 31, 2025, the Company had four outstanding letters of credit totaling $1.8 million. See Item 1. Financial Statements, Note 10. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most critical accounting policies and estimates are those most important to the portrayal of its financial condition and results of operations which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions. .
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2024 Annual Report. During the three months ended March 31, 2025, there were no significant changes in the application of critical accounting policies.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5.    Other Information.
The Company’s Common Stock uplisted on the Nasdaq under the symbol “PSIX” on December 26, 2024.
During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.
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

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May 2025.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)