Form 10-Q
period 2025-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2025-08-08
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of July 31, 2025, there were 23,029,846 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three months ended June 30, 2025, (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of June 30, 2025 (unaudited)	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$49,459	$55,252
Restricted cash	3,659	3,239
Accounts receivable, net of allowances of $1,831 and $1,889 as of June 30, 2025 and December 31, 2024, respectively; (from related parties $623 and $1,383 as of June 30, 2025 and December 31, 2024, respectively)	82,098	68,958
Income tax receivable	—	986
Inventories, net	148,980	93,872
Prepaid expenses	4,218	6,396
Contract assets	21,171	21,462
Other current assets	716	4,170
Total current assets	310,301	254,335
Property, plant and equipment, net	21,008	15,406
Operating lease right-of-use assets, net	46,549	23,275
Intangible assets, net	1,841	2,454
Goodwill	29,835	29,835
Deferred tax assets	25,357	—
Other noncurrent assets	2,791	2,877
TOTAL ASSETS	$437,682	$328,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (to related parties $26,592 and $14,427 as of June 30, 2025 and December 31, 2024, respectively)	$89,605	$58,208
Current maturities of long-term debt	45	52
Revolving line of credit	95,000	95,000
Finance lease liability, current	382	78
Operating lease liability, current	5,522	4,503
Other short-term financing (from related parties $25,000 as of December 31, 2024)	—	25,000
Other accrued liabilities (to related parties $139 and $807 as of June 30, 2025 and December 31, 2024, respectively)	56,311	44,726
Total current liabilities	246,865	227,567
Deferred income taxes	—	1,568
Long-term debt, net of current maturities	19	38
Finance lease liability, long-term	1,396	16
Operating lease liability, long-term	43,199	20,663
Noncurrent contract liabilities	1,772	1,877
Other noncurrent liabilities	8,780	11,203
TOTAL LIABILITIES	$302,031	$262,932

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 23,011 and 23,000 shares outstanding at June 30, 2025 and December 31, 2024, respectively	23	23
Additional paid-in capital	157,775	157,561
Accumulated deficit	(21,217)	(91,511)
Treasury stock, at cost, 106 and 117 shares at June 30, 2025 and December 31, 2024, respectively	(930)	(823)
TOTAL STOCKHOLDERS’ EQUITY	135,651	65,250
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$437,682	$328,182
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net sales (to related parties $402 and $253 for the three months ended June 30, 2025 and June 30, 2024, respectively, $865 and $453 for the six months ended June 30, 2025 and June 30, 2024, respectively)	$191,907	$110,586	$327,353	$205,826
Cost of sales (derived from any related party sales $271 and $176 for the three months ended June 30, 2025 and June 30, 2024, respectively, and $587 and $329 for the six months ended June 30, 2025 and June 30, 2024, respectively)	137,824	75,398	232,976	144,882
Gross profit	54,083	35,188	94,377	60,944
Operating expenses:
Research and development expenses	4,615	4,959	8,859	10,156
Selling, general and administrative expenses	16,680	4,520	27,789	14,052
Amortization of intangible assets	306	365	613	730
Total operating expenses	21,601	9,844	37,261	24,938
Operating income	32,482	25,344	57,116	36,006
Other expense (income), net:
Interest expense (from related parties $219 and $2,216 for the three months ended June 30, 2025 and 2024, respectively, and $634 and $4,438 for the six months ended June 30, 2025 and June 30, 2024, respectively)	1,700	2,909	3,466	6,255
Other expense (income)	(295)	—	(295)	—
Total other expense, net	1,405	2,909	3,171	6,255
Income before income taxes	31,077	22,435	53,945	29,751
Income tax (benefit) expense	(20,135)	895	(16,349)	1,096
Net income	$51,212	$21,540	$70,294	$28,655

Weighted-average common shares outstanding:
Basic	23,009	22,973	23,007	22,971
Diluted	23,067	22,993	23,064	22,983
Earnings per common share:
Basic	$2.23	$0.94	$3.06	$1.25
Diluted	$2.22	$0.94	$3.05	$1.25
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2025	$23	$157,648	$(72,429)	$(899)	$84,343
Net income	—	—	51,212	—	51,212
Stock Appreciation Rights (“SAR”) exercised	—	(27)	—	27	—
Stock-based compensation expense	—	154	—	—	154
Repurchases to settle tax withholding obligations for stock-based compensation awards	—	—	—	(58)	(58)
Balance at June 30, 2025	$23	$157,775	$(21,217)	$(930)	$135,651

Balance at March 31, 2024	23	157,796	(153,675)	(920)	3,224
Net income	—	—	21,540	—	21,540
Stock-based compensation expense	—	(38)	—	60	22
Tax benefit from exercise of stock based compensation	—	(21)	—	—	(21)
Balance at June 30, 2024	$23	$157,737	$(132,135)	$(860)	$24,765

(in thousands)	For the Six Months Ended
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2024	$23	$157,561	$(91,511)	$(823)	$65,250
Net income	—	—	70,294	—	70,294
Stock Appreciation Rights (“SAR”) exercised	—	(93)		93	—
Stock-based compensation expense	—	307	—	—	307
Repurchases to settle tax withholding obligations for stock-based compensation awards	—	—	—	(200)	(200)
Balance at June 30, 2025	$23	$157,775	$(21,217)	$(930)	$135,651

Balance at December 31, 2023	$23	$157,770	$(160,790)	$(920)	$(3,917)
Net income	—	—	28,655	—	28,655
Stock-based compensation expense	—	(12)		60	48
Tax benefit from exercise of stock based compensation	—	(21)	—	—	(21)
Balance at June 30, 2024	$23	$157,737	$(132,135)	$(860)	$24,765
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2025	2024
Cash provided by operating activities
Net income	$70,294	$28,655
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	613	730
Depreciation	2,000	1,905
Noncash lease expense	2,974	2,940
Stock-based compensation expense	307	48
Amortization of financing fees	331	273
Deferred income taxes	(26,925)	108
(Credit) for losses in accounts receivable	(57)	(608)
Increase in allowance for inventory obsolescence, net	75	1,351
Other adjustments, net	56	51
Changes in operating assets and liabilities:
Accounts receivable	(13,081)	3,327
Inventories	(49,527)	(9,850)
Prepaid expenses	2,177	(4,269)
Contract assets	290	(11,152)
Other assets	3,208	93
Accounts payable	31,007	(538)
Income taxes receivable	986	257
Accrued expenses	5,965	5,458
Other noncurrent liabilities	(5,219)	(1,615)
Net cash provided by operating activities	25,474	17,164
Cash used in investing activities
Capital expenditures	(5,439)	(1,527)
Proceeds from disposal of assets	11	—
Net cash used in investing activities	(5,428)	(1,527)
Cash used in financing activities
Repayment of long-term debt and lease liabilities	(219)	(102)
Repayment of short-term financings	(25,000)	(10,000)
Payments of deferred financing costs	—	(117)
Repurchases to settle tax withholding obligations for stock-based compensation awards	(200)	(20)
Net cash used in financing activities	(25,419)	(10,239)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,373)	5,398
Cash, cash equivalents, and restricted cash at beginning of the period	58,491	26,594
Cash, cash equivalents, and restricted cash at end of the period	$53,118	$31,992

(in thousands)	As of June 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$49,459	$28,801
Restricted cash	3,659	3,191
Total cash, cash equivalents, and restricted cash	$53,118	$31,992
See Notes to Condensed Consolidated Financial Statements

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
Going Concern Considerations
During the first six months of 2025, the Company reported net income of $70.3 million and cash provided by operations of $25.5 million. On July 30, 2025, the Company amended its Uncommitted Revolving Credit Agreement (the “Revolving Credit Agreement”), which extended the maturity date from August 30, 2025 to July 30, 2027 (See Note 6. Debt) and increased the borrowing capacity to $135.0 million. As the Company has achieved profitability, is generating positive cash flows from operating activities, and has amended the Revolving Credit Agreement, the Company has concluded that its existing cash and cash equivalents and cash from operations will be sufficient for the Company to continue as a going concern for at least twelve months from the issuance of these condensed consolidated financial statements.

Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the quarterly period ended June 30, 2025, which contains unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	**	10%	**	10%
Customer B	13%	**	22%	**
Customer C	**	16%	**	14%
Customer E	**	**	11%	**
Customer F	**	**	11%	**
The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of June 30, 2025	As of December 31, 2024
Customer B	19%	**
Customer D	**	15%
Customer E	10%	**
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Supplier A	20%	23%	20%	11%
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of June 30, 2025 and December 31, 2024, the Company had restricted cash of $3.7 million and $3.2 million, respectively, which includes $1.4 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash. The deferred revenue is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheets.
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
Inventories consist of the following:

(in thousands) Inventories	As of June 30, 2025	As of December 31, 2024
Raw materials	$131,936	$84,323
Work in process	4,121	872
Finished goods	21,133	16,812
Total inventories	157,190	102,007
Inventory allowance	(8,210)	(8,135)
Inventories, net	$148,980	$93,872
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Six Months Ended June 30,
Inventory Allowance	2025	2024
Balance at beginning of period	$8,135	$5,730
Charged to expense	122	1,495
Write-offs	(47)	(144)
Balance at end of period	$8,210	$7,081
As of June 30, 2025, the Company’s inventory included $5.7 million of raw materials provided by its customers for installation in the fulfillment of its performance obligations to these customers and recorded an associated contract liability. See Note 2. Revenue for further information regarding contract assets and contract liabilities.
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of June 30, 2025	As of December 31, 2024
Accrued product warranty	$6,918	$10,233
Accrued litigation [1]	1,400	3,847
Contract liabilities	21,481	10,184
Accrued compensation and benefits	12,780	10,721
Accrued interest expense	366	1,237
Stock appreciation rights liability [2]	1,260	1,804
Non-interest bearing note payable	716	693
Customs accrual	7,639	1,162
Other	3,751	4,845
Total	$56,311	$44,726
1 As of June 30, 2025 and December 31, 2024 accrued litigation includes accruals related to various ongoing legal matters including associated legal fees. See Note 10. Commitments and Contingencies for further information regarding the various ongoing legal matters.
2 The Company has an incentive compensation plan, which authorizes the granting of a variety of different types of awards including, but not limited to, non-qualified stock options, incentive stock options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), deferred stock and performance units to its executive officers, employees, consultants and Directors. The SAR awards granted for the year ended June 30, 2025 and December 31, 2024 were all liability classified awards and remained outstanding. See Note 13. Stock-Based Compensation in the Company’s 2024 Annual Report for additional information on the SARs and RSAs.
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
Accrued product warranty activities are presented below:

(in thousands)	For the Six Months Ended June 30,
Accrued Product Warranty	2025	2024
Balance at beginning of period	$13,972	$19,263
Current period provision *	2,446	2,901
Changes in estimates for preexisting warranties **	79	1,687
Payments made during the period	(7,132)	(6,794)
Balance at end of period	9,365	17,057
Less: current portion	6,918	11,508
Noncurrent accrued product warranty (included with Other Noncurrent liabilities)	$2,447	$5,549
*Warranty costs, net of supplier recoveries, and other adjustments, were $2.5 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively. There were no supplier recoveries for the six months ended June 30, 2025 and $0.5 million for the six months ended June 30, 2024.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the six months ended June 30, 2025, the Company recorded a cost for changes in estimates of preexisting warranties of $0.1 million, or $0.00 per diluted share. During the six months ended June 30, 2024, the Company recorded a cost of $1.7 million, or $0.07 per diluted share.
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

Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
End Market	2025	2024	2025	2024
Power Systems	$156,963	$73,087	$263,610	$135,049
Industrial	29,874	31,514	53,387	60,258
Transportation	5,070	5,985	10,356	10,519
Total	$191,907	$110,586	$327,353	$205,826
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Geographic Area	2025	2024	2025	2024
United States	$178,944	$98,490	$306,600	$180,762
North America (outside of United States)	6,268	5,457	10,281	10,303
Pacific Rim	5,647	5,175	8,428	11,820
Europe	851	1,431	1,822	2,891
Other	197	33	222	50
Total	$191,907	$110,586	$327,353	$205,826
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

(in thousands)	As of June 30, 2025	As of December 31, 2024	As of December 31, 2023
Short-term contract assets (included in Contract assets)	$21,171	$21,462	$15,554
Short-term contract liabilities (included in Other accrued liabilities)	(21,481)	(10,184)	(2,741)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(1,772)	(1,877)	(2,401)
Net contract assets (liabilities)	$(2,082)	$9,401	$10,412
During the six months ended June 30, 2025 and 2024, the Company recognized $8.9 million and $0.7 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2024 and 2023, respectively. During the three months ended June 30, 2025 and 2024, the Company recognized $2.1 million and $0.3 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of March 31, 2025 and 2024, respectively.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $3.0 million of remaining performance obligations as of June 30, 2025, primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $1.1 million in the remainder of 2025, $0.2 million in 2026, $1.5 million in 2027, $0.2 million in 2028, and none in 2029 and beyond.

Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreements
The Company entered into a $105.0 million SLA with Weichai in August 2024. The SLA has been fully repaid during the second quarter of 2025. See additional discussion of these debt agreements in Note 6. Debt.
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. Purchases of inventory from Weichai were $21.0 million and $32.5 million for the three and six months ended June 30, 2025, respectively. Purchases of inventory from Weichai were $3.4 million and $6.7 million for the three and six months ended June 30, 2024, respectively.
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
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Property, Plant and Equipment
Leasehold improvements	$11,146	$8,352
Machinery and equipment	54,754	48,643
Construction in progress	566	2,454
Total property, plant and equipment, at cost	66,466	59,449
Accumulated depreciation	(45,458)	(44,043)
Property, plant and equipment, net	$21,008	$15,406

Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both June 30, 2025 and December 31, 2024 was $29.8 million. Accumulated impairment losses at both June 30, 2025 and December 31, 2024 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(33,174)	$1,766
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,625)	75
Total	$37,340	$(35,499)	$1,841

(in thousands)	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(32,589)	$2,351
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,597)	103
Total	$37,340	$(34,886)	$2,454

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of June 30, 2025		As of December 31, 2024
	Amount	Rate (2)	Amount	Rate (2)	Maturity Date
Short-term financing:
Revolving Credit Agreement [1]	$95,000	6.31%	$95,000	6.52%	August 30, 2025
Shareholder’s Loan Agreement	—	—%	25,000	8.49%	August 31, 2025
Total short-term debt	$95,000		$120,000

Long-term debt:
Finance leases and other debt	1,842	**	184	**	Various
Total long-term debt and finance leases	1,842		184
Less: Current maturities of long-term debt and finance leases	427		130
Long-term debt	$1,415		$54

[1]
Unamortized financing costs and deferred fees on the new Revolving Credit Agreement are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs, were $0.1 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.

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
As part of the closing of the Revolving Credit Agreement, the Company made an initial draw in the amount of $100.0 million. The Company utilized the amount drawn under the Revolving Credit Agreement (i) to repay the outstanding balance of approximately $40.0 million under the Company’s Fourth Amended and Restated Uncommitted Revolving Credit Agreement, dated March 22, 2024, by and among the Company and Standard Chartered; and (ii) to prepay approximately $60.0 million under previous shareholder loan agreements between PSI and Weichai. As of June 30, 2025, the Company had $95.0 million outstanding under the Revolving Credit Agreement. See Note 16. Subsequent Events for further discussion.
In connection with the Revolving Credit Agreement, on August 30, 2024, the Company also entered into a new Shareholder’s Loan Agreement (the “SLA”) with Weichai, which allows the Company to borrow up to $105.0 million and expires August 31, 2025. Borrowings under the SLA will incur interest at the applicable SOFR, plus 4.05% per annum. If the interest rate for any loan is lower than Weichai’s borrowing cost, the interest rate for such loan shall be equal to Weichai’s borrowing cost plus 1.0%. The borrowing requests made under the SLA are subject to Weichai’s discretionary approval. The payment of the borrowings under the SLA is subordinated in all respects to the Revolving Credit Agreement with the exception that the Company is allowed to make a single payment of $10.0 million to Weichai. The $60.0 million portion of the initial advance under the Revolving Credit Agreement was applied to pay all principal, interest, and other amounts outstanding under the Shareholder’s Loan Agreements that the Company was previously party to with Weichai except for $25.0 million. In January 2025, the Company amended the Revolving Credit Agreement. After the amendment date, the Company may repay the outstanding balance under the SLA in principal and interest provided there are no new borrowings under the SLA. In June 2025, the Company made payments totaling $10.2 million to fully repay the outstanding balance under the SLA.
As of June 30, 2025, the Company’s total outstanding debt obligations under the Revolving Credit Agreement, the SLA, and for finance leases and other debt were $96.8 million in the aggregate. The Company's total accrued interest for the Revolving Credit Agreement and SLA was $0.4 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheets.

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
The current portion of the note of $0.7 million is included in other accrued liabilities in the Company’s Consolidated Balance Sheets.

(in thousands)	As of June 30, 2025	As of December 31, 2024
Note payable	$3,162	$3,502
Unamortized discount	(363)	(473)
Total	$2,799	$3,029
The following table presents remaining maturities for the note payable as of June 30, 2025:

(in thousands)	Maturities	Discount Amortization
Year ending December 31, 2025	$352	$98
Year ending December 31, 2026	740	160
Year ending December 31, 2027	1,328	97
Year ending December 31, 2028	742	8
Total note payable	$3,162	$363
The Company recorded $0.3 million and $0.1 million discount amortization as interest expense as of June 30, 2025 and 2024, respectively.

Note 8.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between September 2025 and March 2036. The following table summarizes the lease expense by category in the Consolidated Statements of Income:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$2,489	$1,959	$4,674	$3,783
Research and development expenses	80	87	160	165
Selling, general and administrative expenses	62	14	104	143
Interest expense	28	2	42	5
Total	$2,659	$2,062	$4,980	$4,096
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$2,094	$1,532	$3,692	$3,064
Finance lease cost
Amortization of right-of-use (“ROU”) asset	94	16	153	34
Interest expense	26	2	42	5
Short-term lease cost	81	207	262	406
Variable lease cost	364	305	831	587
Total lease cost, net	$2,659	$2,062	$4,980	$4,096
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$3,456	$2,987
Operating cash flows paid for interest portion of finance leases	42	5
Financing cash flows paid for principal portion of finance leases	142	38
ROU assets obtained in exchange for lease obligations
Operating leases	26,247	1,139
Finance leases	936	—
As of June 30, 2025 and December 31, 2024, the weighted-average remaining lease term was 7.9 years and 5.3 years for operating leases, respectively, and 4.5 years and 1.2 years for finance leases, respectively. As of June 30, 2025 and December 31, 2024, the weighted-average discount rate was 7.2% and 7.5% for operating leases, respectively, and 6.9% and 6.5%, respectively, for finance leases.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	June 30, 2025	December 31, 2024
Operating lease ROU assets, net	$46,549	$23,275

Operating lease liabilities, current	5,522	4,503
Operating lease liabilities, non-current	43,199	20,663
Total operating lease liabilities	$48,721	$25,166

Finance lease ROU assets, net [1]	$1,748	$78

Finance lease liabilities, current	382	78
Finance lease liabilities, non-current	1,396	16
Total finance lease liabilities	$1,778	$94
1.Included in Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.
The following table presents maturity analysis of lease liabilities as of June 30, 2025:

(in thousands)	Operating Leases	Finance Leases
Six months ending December 31, 2025	$4,426	$257
Year ending December 31, 2026	8,963	451
Year ending December 31, 2027	9,153	434
Year ending December 31, 2028	8,274	434
Year ending December 31, 2029	7,403	415
Year ending December 31, 2030	5,971	75
Thereafter	20,456	—
Total undiscounted lease payments	64,646	2,066
Less: imputed interest	15,925	288
Total lease liabilities	$48,721	$1,778
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

(in thousands)	As of June 30, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$95,000	$—	$95,000	$—
Note payable	3,162	—	3,162	—

(in thousands)	As of December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$95,000	$—	$95,000	$—
Note payable	3,502	—	3,502	—
Other financing	25,000	—	25,000	—
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
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Income for the year-ended December 31, 2020. The Company fully paid the settlement as of December 31, 2022. In September 2023, Mast filed a lawsuit against the Company in the Eastern District of Texas Federal Court (“Court”), alleging, among other things, damages of approximately $6.0 million for fraudulent inducement leading to the 2021 arbitration settlement agreement and breach of said settlement agreement. Upon court order, the Company participated in separate mediations in May 2024 and December 2024, and no settlement was reached. The Company has filed a motion to stay the lawsuit and compel it to arbitration, and the Court granted that motion on January 31, 2025. As of both June 30, 2025 and December 31, 2024, the Company had recorded an estimated liability of $0.9 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets related to the potential settlement of this matter.
Gary Winemaster v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. In June 2024, the Company reached a settlement with Travelers for $4.5 million. As of both June 30, 2025 and December 31, 2024, the Company recorded the aforementioned settlement liability within Other noncurrent liabilities with the current portion within Other accrued liabilities on the Consolidated Balance Sheets. Refer to Note 7. Other Non-current Liabilities for additional information related to this settlement.
Indemnification Agreements
The Company holds a directors’ and officers’ liability insurance policy, which is renewed annually and currently expires in July 2026. The insurance policy includes standard exclusions including for any previously pending litigation.
Other Commitments and Contingencies
At June 30, 2025, the Company had four outstanding letters of credit totaling $1.8 million. The letters of credit primarily serve as collateral for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.7 million as of June 30, 2025, related to these letters of credit and cash held in escrow due to a customer agreement.

Note 11.    Income Taxes
On a quarterly basis, the Company computes an estimated annual effective tax rate considering ordinary income and related income tax (benefit) expense. Ordinary income refers to income before income tax (benefit) expense excluding significant, unusual or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs.
Through March 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets due to significant negative evidence, about realizability of the assets, including cumulative losses and substantial doubt about its ability to continue as a going concern. Due to the successful refinancing of its debt in July 2025, the Company concluded that substantial doubt about its ability to continue as a going concern no longer exists. After evaluating all available evidence, including the alleviation of substantial doubt about the Company’s ability to continue as a going concern, recent and forecasted earnings, historical performance, and the Company’s improved financial condition, management determined that it is more likely than not that its deferred tax assets will be realized. As a result, the Company released an additional $16.4 million of the valuation allowance as a discrete tax benefit during the second quarter of 2025, and utilized a further $12.8 million to reduce tax expense for the quarter. In total, the valuation allowance release resulted in a $29.2 million tax benefit in the second quarter of 2025. As of June 30, 2025 and December 31, 2024, the Company had net deferred tax assets (liabilities) of $25.4 million and $(1.6) million, respectively.
The effective tax rate for the three and six months ended June 30, 2025 was (64.8)% and (30.3)%, respectively, compared to an effective tax rate for the three and six months ended June 30, 2024 of 4.0% and 3.7%. The negative effective tax rates in 2025 reflect the impact of the valuation allowance reversal. The Company paid approximately $8.1 million in income taxes during the three and six months ended June 30, 2025.
Recent Tax Legislation
The One, Big, Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that will impact the Company relate to the timing of certain tax deductions including depreciation expense, research and development (“R&D”) expenditures and interest expense. The Company will implement the tax law changes in the third quarter of 2025. The Company does not anticipate any significant impact to its overall tax expense.
Note 12.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2024	23,117	117	23,000
Net shares issued for Stock awards	—	(11)	11
Balance as of June 30, 2025	23,117	106	23,011

Note 13. Earnings Per Share
The Company computes basic earnings per share by dividing net income by the weighted-average common shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings per share for the three and six months ended June 30, 2025 and 2024.
The Company issued SARs and RSAs, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2024 Annual Report for additional information on the SARs and the RSAs.
The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income – basic and diluted	$51,212	$21,540	$70,294	$28,655

Denominator:
Shares used in computing net income per share:
Weighted-average common shares outstanding – basic	23,009	22,973	23,007	22,971
Effect of dilutive securities	58	20	57	12
Weighted-average common shares outstanding – diluted	23,067	22,993	23,064	22,983

Earnings per common share:
Earnings per share of common stock – basic	$2.23	$0.94	$3.06	$1.25
Earnings per share of common stock – diluted	$2.22	$0.94	$3.05	$1.25
The aggregate number of shares excluded from the diluted earnings per share calculations, because they would have been anti-dilutive, were none and 0.1 million for the three months ended June 30, 2025 and 2024, respectively, and none and 0.1 million for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025 and 2024, SARs and RSAs were not included in the diluted earnings per share calculations as they would have been anti-dilutive because the Company’s average stock price was less than or equal to the exercise price of the SARs or the grant price of the RSAs.
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
In February 2025, the Company entered into a MOR agreement with Weichai. The MOR agreement requires the Company to pay Weichai a fee of 1.75% of gross revenues generated by the sale of certain engines manufactured by Weichai. Fees are due on a quarterly basis. The MOR agreement further requires the 1.75% fee to be paid for applicable sales of these engines beginning January 2024. As of June 30, 2025, the Company had recorded an estimated liability of $0.1 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets for the fee due to Weichai. The MOR agreement expires in December 2029.
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
Significant Expenses
Significant segment expenses are presented in the Consolidated Statements of Income.
Note 16. Subsequent Events
On July 30, 2025, the Company amended its Revolving Credit Agreement with Standard Chartered Bank and three other lenders. The Second Amended Revolving Credit Agreement allows the Company to borrow up to $135.0 million and extends the maturity date to July 30, 2027. Accordingly, management has concluded that the substantial doubt about the Company’s ability to continue as a going concern that existed as of and for the three months ended March 31, 2025 has been alleviated prior to the issuance of these financial statements by the increase credit commitment and extended maturity date. The amended Revolving Credit Agreement is subject to customary events of default and quarterly covenants, including minimum consolidated EBITDA, consolidated interest coverage ratio, and consolidated leverage ratio covenants. Refer to Note 1 Going Concern Considerations for discussion of the impact of this amendment on the Company’s liquidity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and six months ended June 30, 2025 and 2024, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” in this Quarterly Report. The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
The Company’s products are primarily used by global original equipment manufacturers (“OEM”) and end-user customers across a wide range of applications and equipment that includes standby and prime power generation, demand response, microgrid, combined heat and power, arbor care, material handling (including forklifts), agricultural and turf, construction, pumps and irrigation, compressors, utility vehicles, light- and medium-duty vocational trucks, school and transit buses, and utility power. The Company manages the business as a single reportable segment.
Net sales by geographic area and by end market for the three and six months ended June 30, 2025 and 2024 are presented below:

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Geographic Area		% of Total		% of Total		% of Total		% of Total
United States	$178,944	93%	$98,490	89%	$306,600	94%	$180,762	88%
North America (outside of United States)	6,268	3%	5,457	5%	10,281	3%	10,303	5%
Pacific Rim	5,647	3%	5,175	5%	8,428	2%	11,820	6%
Europe	851	1%	1,431	1%	1,822	1%	2,891	1%
Others	197	—%	33	—%	222	—%	50	—%
Total	$191,907	100%	$110,586	100%	$327,353	100%	$205,826	100%

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
End Market		% of Total		% of Total		% of Total		% of Total
Power Systems	$156,963	82%	$73,087	66%	$263,610	81%	$135,049	66%
Industrial	29,874	16%	31,514	29%	53,387	16%	60,258	29%
Transportation	5,070	2%	5,985	5%	10,356	3%	10,519	5%
Totals	$191,907	100%	$110,586	100%	$327,353	100%	$205,826	100%

Recent Trends and Business Outlook
PSI’s growth in net revenue for the six months in 2025 was driven by power systems markets, including data center and oil and gas products, partially offset by lower sales from more mature, lower-margin markets such as industrial. This shift in markets reflects the Company’s conscious strategic prioritization toward higher growth, higher-margin markets with less emphasis on more mature markets.
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
The Company experiences recent tariff costs associated with its supply chain products. We are actively assessing the evolving tariff environment and are committed to proactively mitigate any associated risks through strategic sourcing, pricing actions, and supply chain agility. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity. On July 30, 2025, the Company amended its Revolving Credit Agreement with Standard Chartered Bank and three other lenders. The Second Amended Revolving Credit Agreement allows the Company to borrow up to $135.0 million and extends the maturity date to July 30, 2027.

Results of Operations
Condensed consolidated results of operations for the three and six months ended June 30, 2025, compared with the three and six months ended June 30, 2024 (UNAUDITED):

(in thousands, except per share amounts)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales (to related parties $402 and $253 for the three months ended June 30, 2025 and June 30, 2024, respectively, $865 and $453 for the six months ended June 30, 2025 and June 30, 2024, respectively)	$191,907	$110,586	$81,321	74%	$327,353	$205,826	$121,527	59%
Cost of sales (derived from any related party sales $271 and $176 for the three months ended June 30, 2025 and June 30, 2024, respectively, and $587 and $329 for the six months ended June 30, 2025 and June 30, 2024, respectively)	137,824	75,398	62,426	83%	232,976	144,882	88,094	61%
Gross profit	54,083	35,188	18,895	54%	94,377	60,944	33,433	55%
Gross margin %	28.2%	31.8%	(3.6)%		28.8%	29.6%	(0.8)%
Operating expenses:
Research and development expenses	4,615	4,959	(344)	(7)%	8,859	10,156	(1,297)	(13)%
Research and development expenses as a % of sales	2.4%	4.5%	(2.1)%		2.7%	4.9%	(2.2)%
Selling, general and administrative expenses	16,680	4,520	12,160	269%	27,789	14,052	13,737	98%
Selling, general and administrative expenses as a % of sales	8.7%	4.1%	4.6%		8.5%	6.8%	1.7%
Amortization of intangible assets	306	365	(59)	(16)%	613	730	(117)	(16)%
Total operating expenses	21,601	9,844	11,757	119%	37,261	24,938	12,323	49%
Operating income	32,482	25,344	7,138	28%	57,116	36,006	21,110	59%
Other expense, net:
Interest expense (from related parties $219 and $2,216 for the three months ended June 30, 2024 and 2023, respectively, and $634 and $4,438 for the six months ended June 30, 2025 and June 30, 2024, respectively)	1,700	2,909	(1,209)	(42)%	3,466	6,255	(2,789)	(45)%
Other expense (income), net	(295)	—	(295)	NM	(295)	—	(295)	NM
Total other expense, net	1,405	2,909	(1,504)	(52)%	3,171	6,255	(3,084)	(49)%
Income before income taxes	31,077	22,435	8,642	39%	53,945	29,751	24,194	81%
Income tax (benefit) expense	(20,135)	895	(21,030)	NM	(16,349)	1,096	(17,445)	NM
Net income	$51,212	$21,540	$29,672	138%	$70,294	$28,655	$41,639	145%

Earnings per common share:
Basic	$2.23	$0.94	$1.29	137%	$3.06	$1.25	$1.81	145%
Diluted	$2.22	$0.94	$1.28	136%	$3.05	$1.25	$1.80	144%

Non-GAAP Financial Measures:
Adjusted net income *	$51,769	$16,559	$35,210	213%	$71,004	$23,600	$47,404	201%
Adjusted net income per share – diluted*	$2.24	$0.72	$1.52	211%	$3.07	$1.04	$2.03	195%
EBITDA *	$34,108	$26,662	$7,446	28%	$60,024	$38,641	$21,383	55%
Adjusted EBITDA *	$34,665	$21,681	$12,984	60%	$60,734	$33,586	$27,148	81%
NM    Not meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales increased $81.3 million, or 74%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, as a result of higher sales of $83.8 million in the power systems end market, partially offset by a decrease of $1.6 million and $0.9 million within the industrial and transportation end markets, respectively. This shift in market mix reflects our deliberate strategic focus on higher-growth sectors such as data centers and oil and gas. In particular, we are prioritizing the rapidly expanding data center sector by enhancing our manufacturing capacity and capabilities to meet evolving customer demand. The decline in industrial sales is largely attributable to softer demand in the material handling market.
Net sales increased $121.5 million, or 59%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, as a result of higher sales of $128.6 million in the power systems end market, partially offset by a decrease of $6.9 million and $0.2 million within the industrial and transportation end markets, respectively. This shift in market mix reflects our deliberate strategic focus on higher-growth sectors such as data centers and oil and gas. In particular, we are prioritizing the rapidly expanding data center sector by enhancing our manufacturing capacity and capabilities to meet evolving customer demand. The decline in industrial sales is largely attributable to softer demand in the material handling market.
Gross Profit
Gross profit increased during the three months ended June 30, 2025 by $18.9 million, or 54%, compared to the three months ended June 30, 2024. Gross margin was 28.2% and 31.8% during the three months ended June 30, 2025 and 2024, respectively. The decrease in gross margin is primarily due to strong sales growth in comparatively lower-margin products and temporary inefficiencies related to our accelerated production ramp-up.
Gross profit increased during the six months ended June 30, 2025 by $33.4 million, or 55%, compared to the six months ended June 30, 2024. Gross margin was 28.8% and 29.6% during the six months ended June 30, 2025 and 2024, respectively. The decrease in gross margin is primarily due to strong sales growth in comparatively lower-margin products and temporary inefficiencies related to our accelerated production ramp-up.
Research and Development Expenses
Research and development expenses during the three months ended June 30, 2025 and 2024 were $4.6 million and $5.0 million, respectively.
Research and development expenses during the six months ended June 30, 2025 and 2024 were $8.9 million and $10.2 million, respectively. The decrease of $1.3 million was primarily driven by the timing of R&D program expenditures and the recovery of R&D costs from certain customers.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $16.7 million during the three months ended June 30, 2025 an increase of $12.2 million, or 269%, compared to the three months ended June 30, 2024. The increase is primarily due to a favorable non-recurring legal reserve reduction in 2024, and higher costs associated with employee incentive programs, increased sales and administrative expenses to support ongoing business growth in 2025.
SG&A expenses were $27.8 million during the six months ended June 30, 2025, an increase of $13.7 million, or 98%, compared to the six months ended June 30, 2024. The increase is primarily due to a favorable non-recurring legal reserve reduction in 2024, and higher costs associated with employee incentive programs, increased sales and administrative expenses to support ongoing business growth in 2025.
Interest Expense
Interest expense was $1.7 million for the three months ended June 30, 2025, as compared to $2.9 million for the three months ended June 30, 2024, largely due to reduced outstanding debt and lower overall effective interest rates. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Interest expense was $3.5 million for the six months ended June 30, 2025, as compared to $6.3 million for the six months ended June 30, 2024, largely due to reduced outstanding debt and lower overall effective interest rates. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Income Tax (Benefit) Expense
The Company recorded income tax benefit of $20.1 million for the three months ended June 30, 2025, as compared to income tax expense of $0.9 million for the same period in 2024. The change was primarily driven by the release of a valuation allowance on deferred tax assets with tax benefit of $29.2 million in the second quarter of 2025. Pretax income was $31.1 million for the three months ended June 30, 2025, compared to $22.4 million for the same period in 2024.
The Company recorded income tax benefit of $16.3 million for the six months ended June 30, 2025, as compared to income tax expense of $1.1 million for the same period in 2024. The year to date benefit reflects the valuation allowance release. Excluding the effect of the valuation allowance release, there would be no income tax expense for the six months ended June 30, 2025. Pretax income was $53.9 million for the six months ended June 30, 2025, compared to $29.8 million for the same period in 2024.
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
The following table presents a reconciliation from Net income to Adjusted net income for the three and six months ended June 30, 2025 and 2024:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$51,212	$21,540	$70,294	$28,655
Stock-based compensation [1]	154	22	307	48
Severance [2]	403	—	403	—
Other legal matters [3]	—	(5,003)	—	(5,103)
Adjusted net income	$51,769	$16,559	$71,004	$23,600

The following table presents a reconciliation from Net income per share – diluted to Adjusted net income per share – diluted for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income per share – diluted	$2.22	$0.94	$3.05	$1.25
Severance [2]	0.02	—	0.02	—
Other legal matters [3]	—	(0.22)	—	(0.21)
Adjusted net income per share – diluted	$2.24	$0.72	$3.07	$1.04

Diluted shares (in thousands)	23,067	22,993	23,064	22,983
The following table presents a reconciliation from Net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$51,212	$21,540	$70,294	$28,655
Interest expense	1,700	2,909	3,466	6,255
Income tax (benefit) expense	(20,135)	895	(16,349)	1,096
Depreciation	1,025	953	2,000	1,905
Amortization of intangible assets	306	365	613	730
EBITDA	34,108	26,662	60,024	38,641
Stock-based compensation [1]	154	22	307	48
Severance [2]	403	—	403	—
Other legal matters [3]	—	(5,003)	—	(5,103)
Adjusted EBITDA	$34,665	$21,681	$60,734	$33,586
1.Amounts reflect non-cash stock-based compensation expense and have no material impact on the Adjusted net income per share – diluted for the three and six months ended June 30, 2025 and 2024.
2.Amounts include severance expense for the three and six months ended June 30, 2025.
3.Amounts include legal settlements for the three and six months ended June 30, 2025 and 2024.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Six Months Ended June 30,
	2025	2024	Change	% Change
Net cash provided by operating activities	$25,474	$17,164	$8,310	48%
Net cash used in investing activities	(5,428)	(1,527)	(3,901)	(255)%
Net cash used in financing activities	(25,419)	(10,239)	(15,180)	(148)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5,373)	$5,398	$(10,771)	(200)%
Capital expenditures	$(5,439)	$(1,527)	$(3,912)	(256)%
Cash Flows for the Six Months Ended June 30, 2025
Cash Flow from Operating Activities
Net cash provided by operating activities was $25.5 million for the six months ended June 30, 2025, compared to net cash provided by operating activities of $17.2 million for the six months ended June 30, 2024, resulting in an increase of $8.3 million in cash provided by operating activities year-over-year. The increase in cash provided by operating activities primarily resulted from a $5.9 million increase of cash used by working capital accounts and an increase in earnings of $41.6 million. The decrease in cash generated from working capital was primarily related to the purchases of inventory and the timing of collections on accounts receivables, reflecting higher sales volume and operational growth, partially offset by increase in accounts payable and other current liabilities for the six months ended June 30, 2025 compared to June 30, 2024.
Cash Flow from Investing Activities
Net cash used in investing activities was $5.4 million for the six months ended June 30, 2025, compared to cash used in investing activities of $1.5 million for the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, cash used in investing activities related to capital expenditures.
Cash Flow from Financing Activities
The Company used $25.4 million in cash from financing activities for the six months ended June 30, 2025, compared to $10.2 million cash used by financing activities for the six months ended June 30, 2024. The cash used by financing activities for the six months ended June 30, 2025, was due to the full repayment of the SLA and other existing debt year to date. See additional discussion in Note 6. Debt, included in Part I, Item 1. Financial Statements, which further describe the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to its credit facilities and shareholder’s loan agreements, and cash and cash equivalents on hand. Uses of funds include payments of principal on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.
The Company has achieved profitability and generated positive cash flows from operating activities in 2025. As June 30, 2025, the Company’s total outstanding debt obligations under the Revolving Credit Agreement and for finance leases and other debt, all of which are short-term requirements, were $96.8 million in the aggregate, and its cash and cash equivalents were $49.5 million. See Item 1. Financial Statements, Note 6. Debt, for additional information. On July 30, 2025, the Company amended its Revolving Credit Agreement with Standard Chartered Bank and three other lenders. The Second Amended Revolving Credit Agreement allows the Company to borrow up to $135.0 million and extends the maturity date to July 30, 2027.
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
At June 30, 2025, the Company had four outstanding letters of credit totaling $1.8 million. See Item 1. Financial Statements, Note 10. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2024 Annual Report. During the six months ended June 30, 2025, there were no significant changes in the application of critical accounting policies.

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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Separation Agreement and Release, effective as of April 24, 2025, between the Company and Randall D. Lehner.	8-K	10.1	04/30/2025	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August 2025.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)