Form 10-Q
period 2025-09-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2025-11-06
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of October 30, 2025, there were 23,040,930 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three months ended September 30, 2025, (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of September 30, 2025 (unaudited)	As of December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$49,046	$55,252
Restricted cash	3,680	3,239
Accounts receivable, net of allowances of $1,139 and $1,889 as of September 30, 2025 and December 31, 2024, respectively; (from related parties $548 and $1,383 as of September 30, 2025 and December 31, 2024, respectively)	87,970	68,958
Income tax receivable	6,354	986
Inventories, net	152,223	93,872
Prepaid expenses	5,044	6,396
Contract assets	13,265	21,462
Other current assets	1,292	4,170
Total current assets	318,874	254,335
Property, plant and equipment, net	21,102	15,406
Operating lease right-of-use assets, net	54,488	23,275
Intangible assets, net	1,533	2,454
Goodwill	29,835	29,835
Deferred tax assets	19,515	—
Other noncurrent assets	13,599	2,877
TOTAL ASSETS	$458,946	$328,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (to related parties $18,503 and $14,427 as of September 30, 2025 and December 31, 2024, respectively)	$83,587	$58,208
Current maturities of long-term debt	37	52
Revolving line of credit, current	—	95,000
Finance lease liability, current	368	78
Operating lease liability, current	5,899	4,503
Other short-term financing (from related parties $25,000 as of December 31, 2024)	—	25,000
Other accrued liabilities (to related parties $25 and $807 as of September 30, 2025 and December 31, 2024, respectively)	49,693	44,726
Total current liabilities	139,584	227,567
Deferred tax liabilities	—	1,568
Long-term debt, net of current maturities	15	38
Revolving line of credit, long-term	95,000	—
Finance lease liability, long-term	1,311	16
Operating lease liability, long-term	51,040	20,663
Noncurrent contract liabilities	1,733	1,877
Other noncurrent liabilities	7,809	11,203
TOTAL LIABILITIES	$296,492	$262,932

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 23,040 and 23,000 shares outstanding at September 30, 2025 and December 31, 2024, respectively	23	23
Additional paid-in capital	157,619	157,561
Retained earnings (accumulated deficit)	6,399	(91,511)
Treasury stock, at cost, 77 and 117 shares at September 30, 2025 and December 31, 2024, respectively	(1,587)	(823)
TOTAL STOCKHOLDERS’ EQUITY	162,454	65,250
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,946	$328,182
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales (to related parties $398 and $50 for the three months ended September 30, 2025 and 2024, respectively, $1,263 and $500 for the nine months ended September 30, 2025 and 2024, respectively)	$203,829	$125,842	$531,182	$331,668
Cost of sales (derived from any related party sales $275 and $40 for the three months ended September 30, 2025 and 2024, respectively, and $863 and $370 for the nine months ended September 30, 2025 and 2024, respectively)	155,118	89,418	388,094	234,300
Gross profit	48,711	36,424	143,088	97,368
Operating expenses:
Research and development expenses	4,790	4,651	13,649	14,807
Selling, general and administrative expenses	15,256	10,957	43,045	25,009
Amortization of intangible assets	308	365	921	1,095
Total operating expenses	20,354	15,973	57,615	40,911
Operating income	28,357	20,451	85,473	56,457
Other expense (income), net:
Interest expense (from related parties of $0 and $1,800 for the three months ended September 30, 2025 and 2024, respectively, and $634 and $6,300 for the nine months ended September 30, 2025 and 2024, respectively)	1,617	2,837	5,083	9,092
Other expense (income)	—	—	(295)	—
Total other expense, net	1,617	2,837	4,788	9,092
Income before income taxes	26,740	17,614	80,685	47,365
Income tax (benefit) expense	(876)	277	(17,225)	1,373
Net income	$27,616	$17,337	$97,910	$45,992

Weighted-average common shares outstanding:
Basic	23,033	22,990	23,015	22,977
Diluted	23,061	23,044	23,062	23,003
Earnings per common share:
Basic	$1.20	$0.75	$4.25	$2.00
Diluted	$1.20	$0.75	$4.25	$2.00
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2025	$23	$157,775	$(21,217)	$(930)	$135,651
Net income	—	—	27,616	—	27,616
Stock Appreciation Rights (“SAR”) exercised	—	(175)	—	175	—
Stock-based compensation expense	—	19	—	—	19
Repurchases to settle tax withholding obligations for stock-based compensation awards	—	—	—	(832)	(832)
Balance at September 30, 2025	$23	$157,619	$6,399	$(1,587)	$162,454

Balance at June 30, 2024	23	157,737	(132,135)	(860)	24,765
Net income	—	—	17,337	—	17,337
Stock Appreciation Rights (“SAR”) awards	—	(81)	—	81	—
Stock-based compensation expense	—	64	—	(60)	4
Tax benefit from exercise of stock based compensation	—	21	—	(21)	—
Balance at September 30, 2024	$23	$157,741	$(114,798)	$(860)	$42,106

(in thousands)	For the Nine Months Ended
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2024	$23	$157,561	$(91,511)	$(823)	$65,250
Net income	—	—	97,910	—	97,910
Stock Appreciation Rights (“SAR”) exercised	—	(268)		268	—
Stock-based compensation expense	—	326	—	—	326
Repurchases to settle tax withholding obligations for stock-based compensation awards	—	—	—	(1,032)	(1,032)
Balance at September 30, 2025	$23	$157,619	$6,399	$(1,587)	$162,454

Balance at December 31, 2023	$23	$157,770	$(160,790)	$(920)	$(3,917)
Net income	—	—	45,992	—	45,992
SAR awards	—	(81)	—	81	—
Stock-based compensation expense	—	52		—	52
Tax benefit from exercise of stock based compensation	—	—	—	(21)	(21)
Balance at September 30, 2024	$23	$157,741	$(114,798)	$(860)	$42,106
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities
Net income	$97,910	$45,992
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	921	1,095
Depreciation	3,087	2,836
Noncash lease expense	4,486	3,967
Stock-based compensation expense	326	52
Amortization of financing fees	495	348
Deferred income taxes	(21,083)	162
(Credit) for losses in accounts receivable	(750)	(2,085)
Increase in allowance for inventory obsolescence, net	331	2,498
Other adjustments, net	55	45
Changes in operating assets and liabilities:
Accounts receivable	(18,262)	(8,428)
Inventories	(55,910)	(19,133)
Prepaid expenses	1,352	(7,268)
Contract assets	8,197	(4,452)
Other assets	(7,184)	149
Accounts payable	25,337	9,164
Income taxes receivable	(5,368)	(116)
Accrued expenses	2,500	7,694
Other noncurrent liabilities	(7,710)	(2,781)
Net cash provided by operating activities	28,730	29,739
Cash used in investing activities
Capital expenditures	(6,968)	(1,957)
Proceeds from disposal of assets	11	—
Net cash used in investing activities	(6,957)	(1,957)
Cash used in financing activities
Repayment of long-term debt and lease liabilities	(354)	(153)
Proceeds from short-term financings	—	100,000
Repayment of short-term financings	(25,000)	(109,820)
Payments of deferred financing costs	(1,152)	(709)
Repurchases to settle tax withholding obligations for stock-based compensation awards	(1,032)	(21)
Net cash used in financing activities	(27,538)	(10,703)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,765)	17,079
Cash, cash equivalents, and restricted cash at beginning of the period	58,491	26,594
Cash, cash equivalents, and restricted cash at end of the period	$52,726	$43,673

(in thousands)	As of September 30,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$49,046	$40,456
Restricted cash	3,680	3,217
Total cash, cash equivalents, and restricted cash	$52,726	$43,673
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
Stock Ownership and Control
Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”), beneficially owns approximately 46.5% of the outstanding shares of the Company’s Common Stock as of August 26, 2025. Weichai has entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company. The Rights Agreement provides Weichai with representation on the Company’s Board of Directors (the “Board”) and management representation rights. Weichai currently has four representatives on the Board, which constitutes the majority of the directors serving on the Board. In addition, the Company and Weichai have entered into a Shareholders Agreement with the Company’s founders (the “Founders”), pursuant to which the Founders have agreed to vote in favor of Weichai’s designees to the Board and for certain other matters. The Founders currently beneficially own approximately 6.3% of the Company’s Common Stock as of September 18, 2025. As a result, Weichai is able to exercise control over matters requiring stockholders’ approval, including the election of directors, amendment of the Company’s Certificate of Incorporation (the “Charter”) and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the Nasdaq Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the Nasdaq Listing Rules from Rules 5605(b), (d) and (e) to the extent applicable.
Liquidity
During the first nine months of 2025, the Company reported net income of $97.9 million and cash provided by operations of $28.7 million. On July 30, 2025, the Company amended its Uncommitted Revolving Credit Agreement (the “Revolving Credit Agreement”), which extended the maturity date from August 30, 2025 to July 30, 2027 (See Note 6. Debt) and increased the borrowing capacity to $135.0 million. As the Company has achieved profitability, is generating positive cash flows from operating activities, and has amended the Revolving Credit Agreement, the Company has concluded that its existing cash and cash equivalents and cash from operations will be sufficient for the Company for at least twelve months from the issuance of these condensed consolidated financial statements.

Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the quarterly period ended September 30, 2025, which contains unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	**	**	**	10%
Customer B	18%	13%	20%	**
Customer C	11%	**	**	12%
Customer E	10%	**	11%	**
Customer F	17%	**	14%	**
The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of September 30, 2025	As of December 31, 2024
Customer B	21%	**
Customer D	**	15%
Customer C	12%	**
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Supplier A	28%	13%	23%	15%
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of September 30, 2025 and December 31, 2024, the Company had restricted cash of $3.7 million and $3.2 million, respectively, which includes $1.4 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash. The deferred revenue is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheets.
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
Inventories consist of the following:

(in thousands) Inventories	As of September 30, 2025	As of December 31, 2024
Raw materials	$125,204	$84,323
Work in process	6,638	872
Finished goods	28,847	16,812
Total inventories	160,689	102,007
Inventory allowance	(8,466)	(8,135)
Inventories, net	$152,223	$93,872
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Nine Months Ended September 30,
Inventory Allowance	2025	2024
Balance at beginning of period	$8,135	$5,730
Charged to expense	487	2,910
Write-offs	(156)	(412)
Balance at end of period	$8,466	$8,228
As of September 30, 2025, the Company’s inventory included $2.8 million of raw materials provided by its customers for installation in the fulfillment of its performance obligations to these customers and recorded an associated contract liability. See Note 2. Revenue for further information regarding contract assets and contract liabilities.
Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of September 30, 2025	As of December 31, 2024
Accrued product warranty	$7,008	$10,233
Accrued litigation [1]	1,400	3,847
Contract liabilities	12,525	10,184
Accrued compensation and benefits	18,604	10,721
Accrued interest expense	331	1,237
Stock appreciation rights liability [2]	1,174	1,804
Non-interest bearing note payable	728	693
Customs accrual	4,683	1,162
Taxes payable	163	200
Other	3,077	4,645
Total	$49,693	$44,726
1 As of September 30, 2025 and December 31, 2024 accrued litigation includes accruals related to various ongoing legal matters including associated legal fees. See Note 10. Commitments and Contingencies for further information regarding the various ongoing legal matters.
2 The Company has an incentive compensation plan, which authorizes the granting of a variety of different types of awards including, but not limited to, non-qualified stock options, incentive stock options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), deferred stock and performance units to its executive officers, employees, consultants and Directors. The SAR awards granted for the year ended September 30, 2025 and December 31, 2024 were all liability classified awards and remained outstanding. See Note 13. Stock-Based Compensation in the Company’s 2024 Annual Report for additional information on the SARs and RSAs.
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
Accrued product warranty activities are presented below:

(in thousands)	For the Nine Months Ended September 30,
Accrued Product Warranty	2025	2024
Balance at beginning of period	$13,972	$19,263
Current period provision *	4,657	4,398
Changes in estimates for preexisting warranties **	736	2,115
Payments made during the period	(10,291)	(10,413)
Balance at end of period	9,074	15,363
Less: current portion	7,008	10,455
Noncurrent accrued product warranty (included with Other Noncurrent liabilities)	$2,066	$4,908
*Warranty costs, net of supplier recoveries and other adjustments, were $5.3 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively. Supplier recoveries were $0.1 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the nine months ended September 30, 2025, the Company recorded a cost for changes in estimates of preexisting warranties of $0.7 million, or $0.03 per diluted share. During the nine months ended September 30, 2024, the Company recorded a cost of $2.1 million, or $0.09 per diluted share.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326). The update permits entities to elect a practical expedient for estimating expected credit losses on current trade receivables and current contract assets by assuming that conditions existing at the balance sheet date will remain unchanged over the life of those assets. The update standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of the amendment to this standard on its consolidated financial statements.
Note 2.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
End Market	2025	2024	2025	2024
Power Systems	$169,370	$84,111	$432,980	$219,160
Industrial	28,105	32,774	81,492	93,031
Transportation	6,354	8,957	16,710	19,477
Total	$203,829	$125,842	$531,182	$331,668
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Geographic Area	2025	2024	2025	2024
United States	$193,053	$113,533	$499,653	$294,295
North America (outside of United States)	4,187	5,824	14,468	16,127
Pacific Rim	5,703	5,595	14,131	17,416
Europe	882	890	2,704	3,781
Other	4	—	226	49
Total	$203,829	$125,842	$531,182	$331,668
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

(in thousands)	As of September 30, 2025	As of December 31, 2024	As of December 31, 2023
Short-term contract assets (included in Contract assets)	$13,265	$21,462	$15,554
Short-term contract liabilities (included in Other accrued liabilities)	(12,525)	(10,184)	(2,741)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(1,733)	(1,877)	(2,401)
Net contract assets (liabilities)	$(993)	$9,401	$10,412
During the nine months ended September 30, 2025 and 2024, the Company recognized $10.6 million and $1.4 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2024 and 2023, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized $1.7 million and $0.7 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of June 30, 2025 and 2024, respectively.

Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $2.1 million of remaining performance obligations as of September 30, 2025, primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $0.2 million in the remainder of 2025, $0.2 million in 2026, $1.5 million in 2027, $0.2 million in 2028, and none in 2029 and beyond.
Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreements
The Company entered into a $105.0 million Shareholder’s Loan Agreement (the “SLA”) with Weichai in August 2024. The SLA was fully repaid during the second quarter of 2025. See additional discussion of these debt agreements in Note 6. Debt.
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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. Purchases of inventory from Weichai were $3.1 million and $35.4 million for the three and nine months ended September 30, 2025, respectively. Purchases of inventory from Weichai were $13.2 million and $19.9 million for the three and nine months ended September 30, 2024, respectively.
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
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Property, Plant and Equipment
Leasehold improvements	$11,233	$8,352
Machinery and equipment	55,711	48,643
Construction in progress	673	2,454
Total property, plant and equipment, at cost	67,617	59,449
Accumulated depreciation	(46,515)	(44,043)
Property, plant and equipment, net	$21,102	$15,406

Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both September 30, 2025 and December 31, 2024 was $29.8 million. Accumulated impairment losses at both September 30, 2025 and December 31, 2024 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(33,468)	$1,472
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,639)	61
Total	$37,340	$(35,807)	$1,533

(in thousands)	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(32,589)	$2,351
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,597)	103
Total	$37,340	$(34,886)	$2,454

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of September 30, 2025		As of December 31, 2024
	Amount	Rate (2)	Amount	Rate (2)	Maturity Date
Short-term financing:
Revolving Credit Agreement [1]	—	—%	$95,000	6.52%
Shareholder’s Loan Agreement	—	—%	25,000	8.49%	August 31, 2025
Total short-term debt	$—		$120,000

Long-term debt:
Revolving Credit Agreement [1]	$95,000	6.28%	$—	—%	July 30, 2027
Finance leases and other debt	1,731	**	184	**	Various
Total long-term debt and finance leases	96,731		184
Less: Current maturities of long-term debt and finance leases	405		130
Long-term debt	$96,326		$54

[1]
Unamortized financing costs and deferred fees on the amended Revolving Credit Agreement are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs, were $1.1 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

[2]	Includes the weighted average interest rate.
**	Finance lease obligations are a non-cash financing activity. See Note 8. Leases.
Revolving Credit Agreement and Shareholder’s Loan Agreement
On August 30, 2024, the Company closed on the Revolving Credit Agreement, with Standard Chartered Bank (“Standard Chartered”) and two other lenders. The Revolving Credit Agreement allowed the Company to borrow up to $120.0 million and had a maturity date of August 30, 2025. The Revolving Credit Agreement was subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the third and fourth quarters of 2024 and the first and second quarters of 2025. Borrowings under the Revolving Credit Agreement incurred interest at the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% per annum. The obligations under the Revolving Credit Agreement were unconditionally guaranteed, on a joint and several basis, by certain wholly-owned, existing and subsequently acquired or formed direct and indirect subsidiaries of the Company, subject to customary exceptions. The obligations under the Revolving Credit Agreement were secured by substantially all assets of the Company and the Company’s wholly-owned subsidiaries. In addition, the Company paid fees of $0.6 million related to the Revolving Credit Agreement which were deferred and amortized over the term of the Revolving Credit Agreement. As part of the closing of the Revolving Credit Agreement, the Company made an initial draw in the amount of $100.0 million. The Company utilized the amount drawn under the Revolving Credit Agreement (i) to repay the outstanding balance of approximately $40.0 million under the Company’s Fourth Amended and Restated Uncommitted Revolving Credit Agreement, dated March 22, 2024, by and among the Company and Standard Chartered; and (ii) to prepay approximately $60.0 million under previous shareholder loan agreements between PSI and Weichai.
In connection with the Revolving Credit Agreement, on August 30, 2024, the Company also entered into a new SLA with Weichai, which allowed the Company to borrow up to $105.0 million and expired August 31, 2025. Borrowings under the SLA incurred interest at the applicable SOFR, plus 4.05% per annum. If the interest rate for any loan was lower than Weichai’s borrowing cost, the interest rate for such loan would be equal to Weichai’s borrowing cost plus 1.0%. The borrowing requests made under the SLA were subject to Weichai’s discretionary approval. The payment of the borrowings under the SLA was subordinated in all respects to the Revolving Credit Agreement with the exception that the Company was allowed to make a single payment of $10.0 million to Weichai. The $60.0 million portion of the initial advance under the Revolving Credit Agreement was applied to pay all principal, interest, and other amounts outstanding under the Shareholder’s Loan Agreements that the Company was previously party to with Weichai except for $25.0 million. In January 2025, the Company amended the Revolving Credit Agreement. After the amendment date, the Company was able to repay the outstanding balance under the

SLA in principal and interest provided there are no new borrowings under the SLA. In June 2025, the Company made payments totaling $10.2 million and fully repaid the outstanding balance under the SLA.
On July 30, 2025, the Company closed on the Second Amendment (the “Amendment”) to the Revolving Credit Agreement with Standard Chartered and three other lenders. The Amendment continues to enable the Company to borrow under a revolving line of credit secured by substantially all the Company’s tangible and intangible assets. The amended Revolving Credit Agreement extended the maturity to July 30, 2027, and increased the borrowing capacity of the revolving line of credit to a maximum of $135.0 million to the Company. The Amendment is subject to customary events of default and quarterly covenants, including minimum consolidated EBITDA, consolidated interest coverage ratio, and consolidated leverage ratio covenants for each fiscal quarter ending hereafter. Borrowings under the Amendment will incur interest at the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.10%. In the event the Company’s majority shareholder, Weichai, holds less than fifty percent (50%) of the common equity of the Company, the interest rate under the Amended Credit Agreement will increase to the applicable SOFR plus 2.60% per annum. The obligations under the Amendment remain unconditionally guaranteed, on a joint and several basis, by certain wholly-owned, existing and subsequently acquired or formed direct and indirect subsidiaries of the Company, subject to customary exceptions. The obligations under the Amendment continue to be secured by substantially all assets of the Company and the Company’s wholly-owned subsidiaries. In addition, the Company paid fees of $1.2 million related to the Amendment which are deferred and amortized over the term of the Amendment. As of September 30, 2025, the Company had $95.0 million outstanding under the amended Revolving Credit Agreement.
As of September 30, 2025, the Company’s total outstanding debt obligations under the Revolving Credit Agreement and for finance leases and other debt were $96.7 million in the aggregate. The Company's total accrued interest for the Revolving Credit Agreement was $0.3 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheets.

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
As of both September 30, 2025 and December 31, 2024 the current portion of the note of $0.7 million is included in other accrued liabilities in the Company’s Consolidated Balance Sheets.

(in thousands)	As of September 30, 2025	As of December 31, 2024
Note payable	$2,987	$3,502
Unamortized discount	(313)	(473)
Total	$2,674	$3,029
The following table presents remaining maturities for the note payable as of September 30, 2025:

(in thousands)	Maturities	Discount Amortization
Year ending December 31, 2025	$177	$48
Year ending December 31, 2026	740	160
Year ending December 31, 2027	1,328	97
Year ending December 31, 2028	742	8
Total note payable	$2,987	$313
The Company recorded $0.3 million and $0.1 million discount amortization as interest expense as of September 30, 2025 and 2024, respectively.

Note 8.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between September 2025 and March 2036. The following table summarizes the lease expense by category in the Consolidated Statements of Income:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$3,096	$1,935	$7,770	$5,719
Research and development expenses	101	82	261	247
Selling, general and administrative expenses	84	45	188	187
Interest expense	30	2	71	7
Total	$3,311	$2,064	$8,290	$6,160
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$2,493	$1,531	$6,187	$4,595
Finance lease cost
Amortization of right-of-use (“ROU”) asset	107	16	258	50
Interest expense	30	2	71	7
Short-term lease cost	267	265	529	838
Variable lease cost	414	250	1,245	670
Total lease cost, net	$3,311	$2,064	$8,290	$6,160
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$5,669	$4,525
Operating cash flows paid for interest portion of finance leases	71	7
Financing cash flows paid for principal portion of finance leases	238	57
ROU assets obtained in exchange for lease obligations
Operating leases	35,699	1,139
Finance leases	1,730	—
As of September 30, 2025 and December 31, 2024, the weighted-average remaining lease term was 8.2 years and 5.3 years for operating leases, respectively, and 4.3 years and 1.2 years for finance leases, respectively. As of September 30, 2025 and December 31, 2024, the weighted-average discount rate was 7.1% and 7.5% for operating leases, respectively, and 7.0% and 6.5%, respectively, for finance leases.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	September 30, 2025	December 31, 2024
Operating lease ROU assets, net	$54,488	$23,275

Operating lease liabilities, current	5,899	4,503
Operating lease liabilities, non-current	51,040	20,663
Total operating lease liabilities	$56,939	$25,166

Finance lease ROU assets, net [1]	$1,640	$78

Finance lease liabilities, current	368	78
Finance lease liabilities, non-current	1,311	16
Total finance lease liabilities	$1,679	$94
1.Included in Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.
The following table presents maturity analysis of lease liabilities as of September 30, 2025:

(in thousands)	Operating Leases	Finance Leases
Nine months ending December 31, 2025	$2,214	$128
Year ending December 31, 2026	10,101	451
Year ending December 31, 2027	10,328	434
Year ending December 31, 2028	9,486	434
Year ending December 31, 2029	8,652	415
Year ending December 31, 2030	7,261	75
Thereafter	28,104	—
Total undiscounted lease payments	76,146	1,937
Less: imputed interest	19,207	258
Total lease liabilities	$56,939	$1,679
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

Debt
The Company measured its material debt obligations and notes payable at original carrying value. The fair value of the Revolving Credit Agreement and other short-term financing approximated carrying value, as it consisted primarily of variable rate loans. The Company measured its non-interest bearing note payable using a rate which the Company could obtain financing of similar nature from other sources at the date of the transaction. The unamortized discount is reported in the Consolidated Balance Sheets as a deduction from the face amount of the note payable. The Company measured its material debt obligations and note payable using Level 2 inputs as follows:

(in thousands)	As of September 30, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$95,000	$—	$95,000	$—
Note payable	2,987	—	2,987	—

(in thousands)	As of December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$95,000	$—	$95,000	$—
Note payable	3,502	—	3,502	—
Other financing	25,000	—	25,000	—
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
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Income for the year-ended December 31, 2020. The Company fully paid the settlement as of December 31, 2022. In September 2023, Mast filed a lawsuit against the Company in the Eastern District of Texas Federal Court (“Court”), alleging, among other things, damages of approximately $6.0 million for fraudulent inducement leading to the 2021 arbitration settlement agreement and breach of said settlement agreement. Upon court order, the Company participated in separate mediations in May 2024 and December 2024, and no settlement was reached. The Company has filed a motion to stay the lawsuit and compel it to arbitration, and the Court granted that motion on January 31, 2025. As of both September 30, 2025 and December 31, 2024, the Company had recorded an estimated liability of $0.9 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets related to the potential settlement of this matter.
Gary Winemaster v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”), filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. In June 2024, the Company reached a settlement with Travelers for $4.5 million. As of both September 30, 2025 and December 31, 2024, the Company recorded the aforementioned settlement liability within Other noncurrent liabilities with the current portion within Other accrued liabilities on the Consolidated Balance Sheets. Refer to Note 7. Other Non-current Liabilities for additional information related to this settlement.
Indemnification Agreements
The Company holds a directors’ and officers’ liability insurance policy, which is renewed annually and currently expires in July 2026. The insurance policy includes standard exclusions including for any previously pending litigation.
Other Commitments and Contingencies
At September 30, 2025, the Company had four outstanding letters of credit totaling $1.8 million. The letters of credit primarily serve as collateral for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.7 million as of September 30, 2025, related to these letters of credit and cash held in escrow due to a customer agreement.

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
Through March 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets due to significant negative evidence, about realizability of the assets, including cumulative losses and substantial doubt about its ability to continue as a going concern. Due to the successful refinancing of its debt in July 2025, the Company concluded that substantial doubt about its ability to continue as a going concern no longer exists. After evaluating all available evidence, including the alleviation of substantial doubt about the Company’s ability to continue as a going concern, recent and forecasted earnings, historical performance, and the Company’s improved financial condition, management determined that it is more likely than not that its deferred tax assets will be realized. As a result, the Company released an additional $29.2 million of the valuation allowance in the second quarter of 2025 and recognized an additional $7.0 million tax benefit in the third quarter of 2025. As of September 30, 2025 and December 31, 2024, the Company had net deferred tax assets (liabilities) of $19.5 million and $(1.6) million, respectively.
The effective tax rate for the three and nine months ended September 30, 2025 was (3.3)% and (21.3)%, respectively, compared to an effective tax rate for the three and nine months ended September 30, 2024 of 1.6% and 2.9%. The negative effective tax rates in 2025 reflect the impact of the valuation allowance reversal. The Company did not pay any income taxes during the three months ended September 30, 2025, and paid approximately $8.1 million in income taxes during the nine months ended September 30, 2025.
Recent Tax Legislation
The One, Big, Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that will impact the Company relate to the timing of certain tax deductions including depreciation expense, research and development (“R&D”) expenditures and interest expense. The Company implemented the provisions of the Act in the third quarter of 2025. As a result, the Company recognized incremental tax timing benefits primarily related to the restoration of 100% bonus depreciation and the ability to immediately expense R&D costs under Section 174. These changes affected the mix between current and deferred taxes but did not have a material impact on the Company’s overall income tax expense for the quarter.
Note 12.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2024	23,117	117	23,000
Net shares issued for Stock awards	—	(40)	40
Balance as of September 30, 2025	23,117	77	23,040

Note 13. Earnings Per Share
The Company computes basic earnings per share by dividing net income by the weighted-average common shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings per share for the three and nine months ended September 30, 2025 and 2024.
The Company issued SARs and RSAs, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2024 Annual Report for additional information on the SARs and the RSAs.
The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income – basic and diluted	$27,616	$17,337	$97,910	$45,992

Denominator:
Shares used in computing net income per share:
Weighted-average common shares outstanding – basic	23,033	22,990	23,015	22,977
Effect of dilutive securities	28	54	47	26
Weighted-average common shares outstanding – diluted	23,061	23,044	23,062	23,003

Earnings per common share:
Earnings per share of common stock – basic	$1.20	$0.75	$4.25	$2.00
Earnings per share of common stock – diluted	$1.20	$0.75	$4.25	$2.00
The aggregate number of shares excluded from the diluted earnings per share calculations, because they would have been anti-dilutive, were none for both the three months ended September 30, 2025 and 2024 and none and 0.1 million for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025 and 2024, SARs and RSAs were not included in the diluted earnings per share calculations as they would have been anti-dilutive because the Company’s average stock price was less than or equal to the exercise price of the SARs or the grant price of the RSAs.
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
In February 2025, the Company entered into a MOR agreement with Weichai. The MOR agreement requires the Company to pay Weichai a fee of 1.75% of gross revenues generated by the sale of certain engines manufactured by Weichai. Fees are due on a quarterly basis. The MOR agreement further requires the 1.75% fee to be paid for applicable sales of these engines beginning January 2024. As of September 30, 2025, the Company had recorded an estimated liability of $0.1 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets for the fee due to Weichai. The MOR agreement expires in December 2029.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” in this Quarterly Report. The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
Net sales by geographic area and by end market for the three and nine months ended September 30, 2025 and 2024 are presented below:

(in thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
Geographic Area		% of Total		% of Total		% of Total		% of Total
United States	$193,053	95%	$113,533	90%	$499,653	94%	$294,295	89%
North America (outside of United States)	4,187	2%	5,824	5%	14,468	3%	16,127	5%
Pacific Rim	5,703	3%	5,595	4%	14,131	2%	17,416	5%
Europe	882	—%	890	1%	2,704	1%	3,781	1%
Others	4	—%	—	—%	226	—%	49	—%
Total	$203,829	100%	$125,842	100%	$531,182	100%	$331,668	100%

(in thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
End Market		% of Total		% of Total		% of Total		% of Total
Power Systems	$169,370	83%	$84,111	67%	$432,980	82%	$219,160	66%
Industrial	28,105	14%	32,774	26%	81,492	15%	93,031	28%
Transportation	6,354	3%	8,957	7%	16,710	3%	19,477	6%
Totals	$203,829	100%	$125,842	100%	$531,182	100%	$331,668	100%

Recent Trends and Business Outlook
PSI’s growth in net revenue for the nine months in 2025 was driven by power systems markets, including data center and oil and gas products, partially offset by lower sales from more mature, lower-margin markets such as industrial. This shift in markets reflects the Company’s conscious strategic prioritization toward higher growth, higher-margin markets with less emphasis on more mature markets.
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
The Company experiences recent tariff costs associated with its supply chain products. We are actively assessing the evolving tariff environment and are committed to proactively mitigate any associated risks through strategic sourcing, pricing actions, and supply chain agility. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity. On July 30, 2025, the Company amended its Revolving Credit Agreement with Standard Chartered Bank and three other lenders. The amended Revolving Credit Agreement allows the Company to borrow up to $135.0 million and extends the maturity date to July 30, 2027.

Results of Operations
Condensed consolidated results of operations for the three and nine months ended September 30, 2025, compared with the three and nine months ended September 30, 2024 (UNAUDITED):

(in thousands, except per share amounts)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net sales (to related parties $398 and $50 for the three months ended September 30, 2025 and 2024, respectively, $1,263 and $500 for the nine months ended September 30, 2025 and 2024, respectively)	$203,829	$125,842	$77,987	62%	$531,182	$331,668	$199,514	60%
Cost of sales (derived from any related party sales $275 and $40 for the three months ended September 30, 2025 and 2024, respectively, and $863 and $370 for the nine months ended September 30, 2025 and 2024, respectively)	155,118	89,418	65,700	73%	388,094	234,300	153,794	66%
Gross profit	48,711	36,424	12,287	34%	143,088	97,368	45,720	47%
Gross margin %	23.9%	28.9%	(5.0)%		26.9%	29.4%	(2.5)%
Operating expenses:
Research and development expenses	4,790	4,651	139	3%	13,649	14,807	(1,158)	(8)%
Research and development expenses as a % of sales	2.4%	3.7%	(1.3)%		2.6%	4.5%	(1.9)%
Selling, general and administrative expenses	15,256	10,957	4,299	39%	43,045	25,009	18,036	72%
Selling, general and administrative expenses as a % of sales	7.5%	8.7%	(1.2)%		8.1%	7.5%	0.6%
Amortization of intangible assets	308	365	(57)	(16)%	921	1,095	(174)	(16)%
Total operating expenses	20,354	15,973	4,381	27%	57,615	40,911	16,704	41%
Operating income	28,357	20,451	7,906	39%	85,473	56,457	29,016	51%
Other expense, net:
Interest expense (from related parties of $0 and $1,800 for the three months ended September 30, 2025 and 2024, respectively, and $634 and $6,300 for the nine months ended September 30, 2025 and 2024, respectively)	1,617	2,837	(1,220)	(43)%	5,083	9,092	(4,009)	(44)%
Other expense (income), net	—	—	—	NM	(295)	—	(295)	NM
Total other expense, net	1,617	2,837	(1,220)	(43)%	4,788	9,092	(4,304)	(47)%
Income before income taxes	26,740	17,614	9,126	52%	80,685	47,365	33,320	70%
Income tax (benefit) expense	(876)	277	(1,153)	NM	(17,225)	1,373	(18,598)	NM
Net income	$27,616	$17,337	$10,279	59%	$97,910	$45,992	$51,918	113%

Earnings per common share:
Basic	$1.20	$0.75	$0.45	60%	$4.25	$2.00	$2.25	113%
Diluted	$1.20	$0.75	$0.45	60%	$4.25	$2.00	$2.25	113%

Non-GAAP Financial Measures:
Adjusted net income *	$27,633	$17,341	$10,292	59%	$98,637	$40,941	$57,696	141%
Adjusted net income per share – diluted*	$1.20	$0.75	$0.45	60%	$4.28	$1.79	$2.49	139%
EBITDA *	$29,752	$21,747	$8,005	37%	$89,776	$60,388	$29,388	49%
Adjusted EBITDA *	$29,769	$21,751	$8,018	37%	$90,503	$55,337	$35,166	64%
NM    Not meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales increased $78.0 million, or 62%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, as a result of higher sales of $85.3 million in the power systems end market, partially offset by a decrease of $4.7 million and $2.6 million within the industrial and transportation end markets, respectively. This shift in market mix reflects our deliberate strategic focus on higher-growth sectors such as data centers and oil and gas. In particular, we are prioritizing the rapidly expanding data center sector by enhancing our manufacturing capacity and capabilities to meet evolving customer demand. The decline in industrial sales is largely attributable to softer demand in the material handling market.
Net sales increased $199.5 million, or 60%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as a result of higher sales of $213.8 million in the power systems end market, partially offset by a decrease of $11.5 million and $2.8 million within the industrial and transportation end markets, respectively. This shift in market mix reflects our deliberate strategic focus on higher-growth sectors such as data centers and oil and gas. In particular, we are prioritizing the rapidly expanding data center sector by enhancing our manufacturing capacity and capabilities to meet evolving customer demand. The decline in industrial sales is largely attributable to softer demand in the material handling market.
Gross Profit
Gross profit increased during the three months ended September 30, 2025 by $12.3 million, or 34%, compared to the three months ended September 30, 2024. Gross margin was 23.9% and 28.9% during the three months ended September 30, 2025 and 2024, respectively. The decrease in gross margin is primarily due to strong sales growth in comparatively lower-margin products and temporary inefficiencies related to our accelerated production ramp-up.
Gross profit increased during the nine months ended September 30, 2025 by $45.7 million, or 47%, compared to the nine months ended September 30, 2024. Gross margin was 26.9% and 29.4% during the nine months ended September 30, 2025 and 2024, respectively. The decrease in gross margin is primarily due to strong sales growth in comparatively lower-margin products and temporary inefficiencies related to our accelerated production ramp-up.
Research and Development Expenses
Research and development expenses during the three months ended September 30, 2025 and 2024 were $4.8 million and $4.7 million, respectively.
Research and development expenses during the nine months ended September 30, 2025 and 2024 were $13.6 million and $14.8 million, respectively. The decrease of $1.2 million was primarily driven by the timing of R&D program expenditures and the recovery of R&D costs from certain customers.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $15.3 million during the three months ended September 30, 2025, an increase of $4.3 million, or 39%, compared to the three months ended September 30, 2024. The variance reflects higher costs associated with employee incentive programs, expense related to customer relationship improvement efforts, and increased sales and administrative expenses to support ongoing business growth in 2025.
SG&A expenses were $43.0 million during the nine months ended September 30, 2025, an increase of $18.0 million, or 72%, compared to the nine months ended September 30, 2024. The increase is primarily due to a favorable non-recurring legal reserve reduction in 2024, higher costs associated with employee incentive programs, expense related to customer relationship improvement efforts, and increased sales and administrative expenses to support ongoing business growth in 2025.
Interest Expense
Interest expense was $1.6 million for the three months ended September 30, 2025, as compared to $2.8 million for the three months ended September 30, 2024, largely due to reduced outstanding debt and lower overall effective interest rates. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Interest expense was $5.1 million for the nine months ended September 30, 2025, as compared to $9.1 million for the nine months ended September 30, 2024, largely due to reduced outstanding debt and lower overall effective interest rates. See Note 6. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Income Tax (Benefit) Expense
The Company recorded income tax benefit of $0.9 million for the three months ended September 30, 2025, as compared to income tax expense of $0.3 million for the same period in 2024. The tax benefit in the third quarter of 2025 was primarily driven by the release of$7.0 million valuation allowance on deferred tax assets. The effective tax rate in the third quarter of

2024 was low mainly due to the utilization of net operating loss carryforwards and other tax credits. Pretax income was $26.7 million for the three months ended September 30, 2025, compared to $17.6 million for the same period in 2024.
The Company recorded income tax benefit of $17.2 million for the nine months ended September 30, 2025, as compared to income tax expense of $1.4 million for the same period in 2024. The year-to-date benefit primarily reflects the $36.6 million valuation allowance release. Pretax income was $80.7 million for the nine months ended September 30, 2025, compared to $47.4 million for the same period in 2024.
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
The following table presents a reconciliation from Net income to Adjusted net income for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$27,616	$17,337	$97,910	$45,992
Stock-based compensation [1]	19	4	326	52
Severance [2]	(2)	—	401	—
Other legal matters [3]	—	—	—	(5,103)
Adjusted net income	$27,633	$17,341	$98,637	$40,941

The following table presents a reconciliation from Net income per share – diluted to Adjusted net income per share – diluted for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income per share – diluted	$1.20	$0.75	$4.25	$2.00
Stock-based compensation [1]	—	—	0.01	—
Severance [2]	—	—	0.02	—
Other legal matters [3]	—	—	—	(0.21)
Adjusted net income per share – diluted	$1.20	$0.75	$4.28	$1.79

Diluted shares (in thousands)	23,061	23,043	23,062	23,003
The following table presents a reconciliation from Net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$27,616	$17,337	$97,910	$45,992
Interest expense	1,617	2,837	5,083	9,092
Income tax (benefit) expense	(876)	277	(17,225)	1,373
Depreciation	1,087	931	3,087	2,836
Amortization of intangible assets	308	365	921	1,095
EBITDA	29,752	21,747	89,776	60,388
Stock-based compensation [1]	19	4	326	52
Severance [2]	(2)	—	401	—
Other legal matters [3]	—	—	—	(5,103)
Adjusted EBITDA	$29,769	$21,751	$90,503	$55,337
1.Amounts reflect non-cash stock-based compensation expense and have no material impact on the Adjusted net income per share – diluted for the three and nine months ended September 30, 2025 and 2024.
2.Amounts include severance expense for the three and nine months ended September 30, 2025.
3.Amounts include legal settlements for the three and nine months ended September 30, 2025 and 2024.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Nine Months Ended September 30,
	2025	2024	Change	% Change
Net cash provided by operating activities	$28,730	$29,739	$(1,009)	(3)%
Net cash used in investing activities	(6,957)	(1,957)	(5,000)	(255)%
Net cash used in financing activities	(27,538)	(10,703)	(16,835)	(157)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(5,765)	$17,079	$(22,844)	(134)%
Capital expenditures	$(6,968)	$(1,957)	$(5,011)	(256)%
Cash Flows for the Nine Months Ended September 30, 2025
Cash Flow from Operating Activities
Net cash provided by operating activities was $28.7 million for the nine months ended September 30, 2025, compared to net cash provided by operating activities of $29.7 million for the nine months ended September 30, 2024, resulting in a decrease of $1.0 million in cash provided by operating activities year-over-year. The decrease in cash provided by operating activities primarily resulted from a $31.4 million increase of cash used by working capital accounts and an increase in earnings of $51.9 million. The decrease in cash generated from working capital was primarily related to the purchases of inventory and the timing of collections on accounts receivables, reflecting higher sales volume and operational growth, partially offset by an increase in accounts payable and other current liabilities for the nine months ended September 30, 2025 compared to September 30, 2024.
Cash Flow from Investing Activities
Net cash used in investing activities was $7.0 million for the nine months ended September 30, 2025, compared to cash used in investing activities of $2.0 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, cash used in investing activities related to capital expenditures.
Cash Flow from Financing Activities
The Company used $27.5 million in cash from financing activities for the nine months ended September 30, 2025, compared to $10.7 million cash used by financing activities for the nine months ended September 30, 2024. The cash used by financing activities for the nine months ended September 30, 2025 was due to the full repayment of the SLA and other existing debt year to date. See additional discussion in Note 6. Debt, included in Part I, Item 1. Financial Statements, which further describe the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to its credit facilities and cash and cash equivalents on hand. Uses of funds include payments of principal on our debt facilities and shareholder’s loan agreements, capital expenditures, and working capital needs.
The Company has achieved profitability and generated positive cash flows from operating activities in 2025. As of September 30, 2025, the Company’s total outstanding debt obligations under the Revolving Credit Agreement and for finance leases and other debt, were $96.7 million in the aggregate, and its cash and cash equivalents were $49.0 million. See Item 1. Financial Statements, Note 6. Debt, for additional information. On July 30, 2025, the Company amended its Revolving Credit Agreement with Standard Chartered Bank and three other lenders. The second amended Revolving Credit Agreement allows the Company to borrow up to $135.0 million and extends the maturity date to July 30, 2027.
PSI’s business is impacted by the current macroeconomic and geopolitical environment. For example, although the oil and gas market, in which the Company has historically operated, has experienced year over year growth from its historic lows, sales levels may not reach previous higher levels because of lower rig counts. The Company experiences tariff costs associated with products in its supply chain. We are actively assessing the evolving tariff environment and are committed to proactively mitigate any associated risks through strategic sourcing, pricing actions, and supply chain agility. The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.
At September 30, 2025, the Company had four outstanding letters of credit totaling $1.8 million. See Item 1. Financial Statements, Note 10. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. Preparation of these financial statements requires the Company to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most critical accounting policies and estimates are those most important to the portrayal of its financial condition and results of operations which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. The Company has identified the items listed below as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based on information available when they are made and, therefore, may differ from estimates made under different assumptions or conditions.
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2024 Annual Report. During the nine months ended September 30, 2025, there were no significant changes in the application of critical accounting policies.

The Company has identified the following accounting policies as its most critical because they require the Company to make difficult, subjective, and complex judgments and estimates:
▪Revenue Recognition
▪Goodwill Impairment
▪Warranties
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Amendment No.1 to the 2012 Incentive Compensation Plan	8-K	10.1	07/29/2025	001-35944
10.2		Revolving Credit Agreement, dated as of July 30, 2025, among the Company , the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	07/31/2025	001-35944
10.3		Employment Agreement, effective as of September 3, 2025, by and between Zhaoying (Dorothy) Du and Power Solutions International, Inc.	8-K	10.1	09/15/2025	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November 2025.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)