Form 10-K
period 2025-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2026-03-02
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of June 30, 2025 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s Common Stock, as reported in the Nasdaq market was $717.9 million. Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 26, 2026, there were 23,050,450 outstanding shares of the Common Stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement (the “2026 proxy statement”), to be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days after the fiscal year ended December 31, 2025.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K (“2025 Annual Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
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
AVAILABLE INFORMATION
The Company is subject to the reporting and information requirements of the Exchange Act, and as a result, it is obligated to file annual, quarterly and current reports, proxy and information statements and other information with the SEC. The Company makes these filings available free of charge on its website (http://www.psiengines.com) as soon as reasonably practicable after it electronically files them with, or furnishes them to, the SEC. Information on the Company’s website does not constitute part of this 2025 Annual Report. In addition, the SEC maintains a website (http://www.sec.gov) that contains the annual, quarterly and current reports, proxy and information statements, and other information the Company electronically files with, or furnishes to, the SEC.

PART I
Unless the context indicates otherwise, references in this 2025 Annual Report to “Power Solutions,” “PSI,” “the Company,” “Corporate,” “it,” “its” and “itself” mean Power Solutions International, Inc. and its wholly-owned subsidiaries. References herein to “2025,” “fiscal 2025” or “fiscal year 2025” refer to the fiscal year ended December 31, 2025. References herein to “2024,” “fiscal 2024” or “fiscal year 2024” refer to the fiscal year ended December 31, 2024.
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
The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, including the U.S. Environmental Protection Agency (“EPA”), the California Air Resources Board (“CARB”), the People’s Republic of China’s Ministry of Ecology and Environment (“MEE”) and regulatory bodies within the European Union (“EU”).
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
Sustained profitability
The Company continues to improve profitability through the review of its customer and product portfolio. To date, this has resulted in strategic price increases in certain areas of the business, along with product redesign and the re-sourcing of certain components, to support improved margins. This program is a multi-year effort and will entail a strategic assessment of certain areas in which profitability does not meet established thresholds. The Company also continues to transform its manufacturing operations through the ongoing adoption of lean, agile and flexible lines, which provides opportunities for improved efficiency, margins and profitability, particularly as volume and sales increase. The Company has also been investing heavily in the expansion of its heavy-duty engine product line, which has historically provided better margins, particularly through its collaboration with Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, 000338.SZ) (herein collectively referred to as “Weichai”). Weichai is the beneficial owner of 46.0% of the outstanding Common Stock.
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
•stringent regulations and growing efforts to reduce emissions are driving demand for clean energy and alternatives to diesel power engines in several markets such as the power generation market for microgrids, oil and gas applications, and arbor care markets, among others;
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
Leverage the Company’s relationship with Weichai
In March 2017, the Company and Weichai executed a strategic collaboration agreement (the “Collaboration Agreement”) under which they have been working together to accelerate market opportunities for each company’s respective product lines across various geographic and end-user markets. On March 22, 2023, the Collaboration Agreement was extended for an additional term of three years, expiring in March 2026. The Company received a renewal notice from Weichai and is in the process of negotiating the renewal of the Collaboration Agreement; however, no formal extension has been executed as of the date of this filing.
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
Expand global business
Through the expansion of its product lineup and the entry into new markets, the Company has a history of growing its product offerings internationally beyond North America. The Company sees long-term opportunity in continuing to grow its business worldwide with further R&D investment including new-product development and offerings. In January 2022, PSI and Société Internationale des Moteurs Baudouin (“Baudouin”), a subsidiary of Weichai, entered into an international distribution and sales agreement which enables Baudouin to bring PSI’s power systems line of products into the European, Middle Eastern, and African markets, which resulted in $1.2 million of sales during the year ended December 31, 2025. Beginning January 2024, this agreement automatically extends for additional one-year terms unless notice is given by one of the parties. In addition to sales, Baudouin will manage service, support, warranty claims, and technical requests. The Company believes that this agreement will continue to offer enhanced global growth opportunities, particularly in Europe.
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
The Company’s largest customer represented 20% of consolidated net sales in 2025. The largest customer changes from time to time as a result of various factors, including prevailing market conditions, customers’ strategies and inventory of the Company’s power systems.
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
Research, development and engineering expenditures include salaries, contractor fees, building costs, utilities, testing, information technology and administrative expenses and are expensed, net of contract reimbursements, when incurred. From time to time, the Company enters into agreements with its customers to fund a portion of the research, development and engineering costs of a particular project. These reimbursements are accounted for as a reduction of the related research, development and engineering expenditure. The Company’s net research, development and engineering expenditures for 2025 and 2024 were $18.2 million and $20.1 million, respectively.

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
Employees and Human Capital
As of December 31, 2025, the Company’s workforce consisted of approximately 1,000 full-time employees. None of the members of the Company’s workforce are represented by a union or covered by a collective bargaining agreement.
Company values include focusing on developing and maintaining a world class workforce through personal accountability, teamwork, customer service and innovation. The Company monitors and manages attrition. It approves, through its human resources department, the replacement of key positions that it believes are critical to sustaining improved business performance and analyzes departure data to continually improve upon the experience of employees. Turnover for salaried employees in 2025 was approximately 18.0%.The Company’s talent management and succession planning process includes the identification of key positions based on current and future business strategies, the identification of potential successors, and a plan for talent development.
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
Health and safety are also a key priority, as the Company is committed to removing conditions that cause personal injury or occupational illness. Employees participate in training sessions focused on these topics and are encouraged to promote behaviors that protect others from risk of injury. The Company sets annual targets for its Total Recordable Incident Rate (“TRIR”) and Days Away, Restricted or Transferred (“DART”) and regularly reviews these metrics. For 2025, the Company achieved an overall TRIR of 7.42, meaning that for every 100 full-time employees, 7.42 employees incurred an injury that resulted in recordable medical treatment. The DART Rate was 4.22 in 2025, meaning that for every 100 full-time employees, 4.22 individuals experienced an incident that resulted in lost time or modified duty.
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
For the full year ended 2025, approximately 74% of the engines sold run on either propane or natural gas. Also, the Company has taken the following steps to enhance its sustainability:
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
Information about the Company’s Executive Officers
The following selected information for each of the Company’s current executive officers was prepared as of February 26, 2026.

Name	Age	Executive Officer Since	Present Position with the Company
C. (Dino) Xykis	67	2020	Chief Executive Officer
Xun (Kenneth) Li	56	2022	Chief Financial Officer
Zhaoying (Dorothy) Du	48	2025	General Counsel and Corporate Secretary

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
Xun (Kenneth) Li was appointed Chief Financial Officer of Power Solutions International, Inc. on August 26, 2022. As Chief Financial Officer, Mr. Li has responsibility for the Company’s finance, accounting, financial planning and analysis, treasury, tax, risk management, internal audit, and related functions, and supports the Chief Executive Officer and Board of Directors on financial and strategic matters. From 2020 to August 2022, Mr. Li served as Chief Financial Officer of ND Paper, a pulp, packaging, and paper company. He was a member of the executive leadership team with responsibility for finance and accounting functions and strategic planning. From 2008 to 2020, Mr. Li held financial leadership positions at Caterpillar Inc., a publicly traded company, including serving as Chief Financial Officer of machine product group from 2013 to 2020. From 2003 to 2008, Mr. Li held finance leadership roles at Ford Motor Company, a publicly traded company. Mr. Li holds a Master of Business Administration with high distinction and a Master of Science in Accounting from the University of Michigan, a Master of Science in Mechanical Engineering from the University of Oklahoma, and a Bachelor of Science in Mechanical Engineering from Shanghai Jiao Tong University. He is a Certified Public Accountant in the state of Illinois.

Zhaoying (Dorothy) Du was appointed General Counsel and Corporate Secretary of Power Solutions International, Inc. on September 15, 2025. As General Counsel and Corporate Secretary, Ms. Du has responsibility for the Company's legal affairs, corporate governance, compliance, risk management, securities, and related functions, and supports the Chief Executive Officer and Board of Directors on legal and strategic matters. Ms. Du has 20 years of experience providing strategic legal counsel to U.S. and multinational companies, leading initiatives to address complex commercial and regulatory matters, helping businesses manage risks, drive innovation, and implement pragmatic legal solutions that support business success. From March 2025 to September 2025, Ms. Du led the global supply chain legal team of Lenovo, a publicly traded company. She was a member of the Lenovo global supply chain executive leadership team, advising on procurement, factory setup, trade compliance, regulatory risks, and contract negotiations across global operations. From February 2016 to March 2025, Ms. Du served as Global Head of Legal of Motorola Mobility, a Lenovo company, where she was a member of the executive leadership team, overseeing matters including artificial intelligence, R&D, commercial contracts, intellectual property, compliance, data privacy and information security, corporate governance, corporate secretary, litigation, and other legal functions. From 2013 to 2016, she served as General Counsel of the China operations and Senior Counsel for compliance and risk management at The Warranty Group (now part of Assurant, Inc.). From 2005 to 2012, Ms. Du served as Co-Chair of the APAC Practice Group at Freeborn & Peters (now part of Smith, Gambrell & Russell, LLP) and as an attorney at Sonnenschein Nath & Rosenthal, LLP (now Dentons LLP), advising on cross-border transactions, securities, corporate governance, mergers and acquisitions, financing, compliance, and other complex matters. Ms. Du holds a Juris Doctor degree from the University of Missouri - Kansas City School of Law, a Master of Arts degree in Political Science from the University of Georgia, and a Bachelor of Law degree from Sun Yat-Sen University Law School. She is licensed to practice law in Illinois and is admitted to practice law in China.
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
Tariffs and changes in trade policy could materially increase our costs, disrupt our supply chain, and adversely affect our competitive position and results of operations.
Several of the Company’s products are sourced internationally, including from China. The U.S. government has imposed, and may continue to impose, tariffs on products imported from China and other countries. Since early 2025, President Donald Trump signed executive orders imposing various tariffs on certain imports from Mexico, Canada, and China, and stated his intent to impose tariffs on any country that imposes tariffs on U.S. products. Certain products that we buy from our suppliers are, and may in the future be, subject to these tariffs, which could increase our manufacturing costs.
We may not be able to pass these increased costs on to our customers without adversely affecting demand for our products. The scope, duration, and impact of current and future tariffs remain highly uncertain. Further, the imposition of tariffs on imports from China and other countries have the potential to materially and adversely impact the Company’s sales, profitability and future product launches.
Additionally, the tariffs imposed by the U.S. have resulted, and may in the future result, in retaliatory tariffs by other countries against U.S. exports. The Company also sells its products on a global basis; and, therefore, if such retaliatory tariffs are imposed on exports of the Company’s products, this could make our exported products less competitive than products of our competitors who are not subject to such retaliatory tariffs.
The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The Company is evaluating U.S. government policy, which is subject to change in the current negotiating environment, pricing, its supply chain and its operational strategies to mitigate the impact of these tariffs; however, there can be no assurances that any mitigation strategies employed will remain available under government policy or that the Company will be able to offset tariff-related costs or maintain competitive pricing of its products. Any material reduction in sales or increase in costs resulting from tariffs or trade restrictions could have a material adverse effect on our business, financial condition, and results of operations.
On February 20, 2026, subsequent to year end, the U.S. Supreme Court struck down tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The President immediately imposed replacement tariffs under Section 122 of the

Trade Act of 1974, which are temporary (150-day maximum duration), and has indicated intent to impose tariffs under other authorities going forward. The Company may be entitled to refunds of IEEPA tariffs paid during 2025, but to the extent PSI passed tariff costs through to customers, the Company may be required to reimburse customers for such amounts, which could reduce or eliminate any net benefit from refunds. The tariff environment remains highly uncertain.
Furthermore, escalating geopolitical tensions, including the ongoing conflict in Ukraine and instability in the Middle East, and developments in Venezuela could disrupt global supply chains, increase commodity prices, and create broader economic uncertainty that adversely affects our business.
Liquidity and Indebtedness
Our liquidity could be adversely affected by volatility in demand, supply‑chain constraints, and significant capital investment requirements inherent in our engine manufacturing operations.
Our business requires substantial liquidity to fund working capital, capital expenditures, research and development, inventory purchases, and long‑term strategic initiatives. We rely on cash generated from operations, supplemented by available credit facilities, to meet these needs. Our ability to maintain adequate liquidity depends on several factors outside our control. For example, fluctuations in customer demand—particularly in the heavy‑equipment, transportation, industrial, and power‑generation markets—can lead to uneven order patterns that impact cash inflows. A sudden or prolonged decline in sales volumes could reduce operating cash flows and negatively affect our liquidity position.
Additionally, our manufacturing processes depend on the availability of raw materials and key components such as castings, electronics, and specialized metals. Supply‑chain disruptions, including shortages, delivery delays, or sudden cost increases, may require us to hold higher levels of inventory or pay premium prices to secure materials. These conditions could increase our working capital requirements, compress margins, and reduce available cash.
We also operate in a capital‑intensive industry that requires ongoing investment in production equipment, testing facilities, tooling, and emissions‑compliance technology. If we are unable to generate sufficient cash from operations or secure financing on favorable terms, we may need to delay or scale back critical investments, which could impair our competitiveness and innovation pipeline.
Our access to credit markets may be affected by factors such as rising interest rates, tightening lending standards, deterioration in our credit metrics, or adverse changes in macroeconomic conditions. If we are unable to refinance existing indebtedness or obtain additional funding when needed, we may face increased borrowing costs or constraints on our operational and strategic flexibility.
If any of these risks materialize, our liquidity, financial condition, and ability to execute our business strategy could be materially and adversely affected.
The Company’s existing debt or any potential new debt could adversely affect its business and growth prospects.
As of December 31, 2025, the Company’s total debt obligations, including indebtedness under the Revolving Credit Agreement were $96.6 million. The Company’s debt arrangements contain and may contain in the future certain requirements, including specific financial and other covenants or restrictions. The failure or the inability to meet such obligations under existing debt or any new debt could materially and adversely affect the Company’s business and financial condition. In addition, the Company’s debt obligations could make it more vulnerable to adverse economic and industry conditions and could limit its flexibility in planning for or reacting to changes in its business and the industries in which it operates. The Company’s indebtedness and the cash flow needed to satisfy its debt obligations and the covenants contained in current and potential future debt agreements could have important consequences, including the following:
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
Also, a significant portion of the Company’s sales and profitability has historically been derived from sales of products that are used in the oil and gas industry, primarily in support of operating wells. Various factors, such as capital allocation strategies, oil pricing, rig counts, shifts in energy sources, and governments policies, among others, could lead oil and gas producers to curtail or limit capital expenditures. In addition, oil and gas producers may cease or suspend production at well sites that have or are likely to become unprofitable. As a result, sales of the Company’s products could be severely impacted during periods of a prolonged depression in energy prices, rig counts and capital expenditures which could have a material adverse effect on the Company’s results of operations. The Company estimates that as much as approximately $193.9 million and $105.5 million of its 2025 and 2024 net sales, respectively, were attributable to the sale of products used within the oil and gas industry. The potential impact of future disruptions, continued economic uncertainty, and depressed crude oil prices and low rig count levels may have a significant adverse impact that may result in the recognition of material impairments or other related charges.
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
Ownership of the Company’s stock is concentrated with Weichai and therefore other stockholders’ ability to influence corporate matters is limited.
As of February 26, 2026, Weichai owned 46.0% of the Company’s outstanding shares of Common Stock. Weichai’s significant equity ownership in the Company, may be able to significantly influence, and control the outcome of all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of these stockholders may not coincide with the interests of other stockholders. The concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. Weichai alone owns a majority of the outstanding shares of Common Stock and, therefore, it possesses voting control over the Company sufficient to prevent any change of control from occurring.
Our relationship with Weichai, a Chinese state-owned entity, and heightened U.S.-China geopolitical tensions could subject us to increased regulatory scrutiny, reputational harm, and operational restrictions.
The relationship between the United States and China has become increasingly strained in recent years, with ongoing tensions related to trade, technology, national security, and other matters. The U.S. government has taken, and may continue to take, actions that could affect companies with significant Chinese ownership or business relationships, including:
•Enhanced scrutiny by the Committee on Foreign Investment in the United States (CFIUS) of transactions involving Chinese-affiliated entities;
•Export control restrictions that could limit our ability to share technology or conduct business with Weichai or other Chinese entities;
•Sanctions or other restrictions targeting Chinese state-owned enterprises or their affiliates;
•Legislative or regulatory actions that could restrict or prohibit business relationships with Chinese state-owned entities; and

•Increased disclosure requirements or other regulatory burdens applicable to companies with significant foreign government ownership.
Any such actions could disrupt our strategic collaboration with Weichai, limit our access to certain markets or technologies, increase our compliance costs, or subject us to reputational harm. Additionally, negative public perception of companies with Chinese state ownership could adversely affect our relationships with customers, suppliers, and other business partners, particularly those in the defense, government contracting, or critical infrastructure sectors.
We cannot predict the nature, timing, or impact of future geopolitical developments or government actions. Any material adverse developments in U.S.-China relations or actions targeting companies with Chinese state ownership could have a material adverse effect on our business, financial condition, results of operations, and stock price.
Weichai maintains certain rights through its Investor Rights Agreement with the Company.
In March 2017, Weichai entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company. The Rights Agreement provides Weichai with majority representation on the Company’s Board and management representation rights. Weichai currently has four representatives on the Board which constitutes the majority of the directors serving on the Board. According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the Nasdaq Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the Nasdaq Listing Rules of Rules 5605(b), (d) and (e). With Weichai being the majority owner of the Company’s outstanding shares of its Common Stock, Weichai is able to exercise control over matters requiring stockholders’ approval, including, among other matters, the election of the Directors, amendment of the Company’s Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
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
Artificial Intelligence Risk Factors
The increasing use of artificial intelligence technologies by our competitors, customers, and suppliers could impact our competitive position.
Artificial intelligence (“AI”) and machine learning technologies are rapidly evolving and are increasingly being adopted across industries, including in manufacturing. Our competitors, customers, and suppliers may adopt AI technologies that could affect our competitive position. If we fail to effectively adopt and integrate AI technologies, or if our competitors do so more successfully, we could experience a decline in our competitive position.
We may also face risks from AI technologies used by third parties, including vendors, customers, and service providers, over which we have limited control. Any material disruption to our supply chain or competitive disadvantage resulting from third-party AI adoption could adversely affect our business, financial condition, and results of operations.
General Risk Factors
Adverse global and regional economic conditions may materially and adversely affect the Company’s business, results of operations and financial condition.

The Company has international operations with sales outside the U.S. representing 7% of the Company’s total net sales. Further, the Company’s global supply chain is large and complex, and a majority of the Company’s supplier facilities, are located outside the U.S. As a result, the Company’s operations and performance depend significantly on global and regional economic conditions.
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
Under its bylaws and certain indemnification agreements, the Company has obligations to indemnify current and former officers and directors. Expenses that may occur in the future and/or liabilities not covered by the Company’s directors and officers liability insurance policy, that may be imposed in connection with actions against certain of the Company’s past and present directors and officers and certain current and former employees who are entitled to indemnification would be funded by the Company with its existing cash resources. The Company directors’ and officers’ liability insurance policy renews annually and expires in July 2026.
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
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents. We face ongoing risks from certain cybersecurity threats, and we cannot provide assurance that, if those risks materialize, our business strategy, results of operations or financial condition will not be materially affected in the future. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
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
Item 2.    Properties.
The Company’s operations are located in 8 leased facilities in the United States, totaling approximately 1.2 million square feet of floor space. The Company’s corporate headquarters is located in Wood Dale, Illinois, a suburb of Chicago.

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
    Securities.
The Company’s Common Stock is traded on the Nasdaq under the symbol “PSIX”.
As of February 26, 2026, the sale price for the Company’s Common Stock, as reported by the Nasdaq, was $92.07 per share.
Holders
As of February 26, 2026, there were approximately 36 holders of record of the Company’s Common Stock.
Dividend Policy
The Company has not paid any cash dividends on the Common Stock to date. The payment of dividends is currently restricted by the Credit Agreement. The Company intends to retain its future earnings to support operations, to finance expansion and reduce debt.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During 2025 and 2024, the Company did not repurchase any equity securities.
Item 6.
Reserved
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the fiscal years ended December 31, 2025 and 2024, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to the Company that may cause its results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors” in this report. See also “Forward-Looking Statements.” The following discussion should also be read in conjunction with the Company’s consolidated financial statements and the related Notes included in this report.
Executive Overview
The Company designs, engineers, manufactures, markets and sells a broad range of advanced, emission-certified engines and power systems that run on a wide variety of clean, alternative fuels, including natural gas, propane, and biofuels, as well as gasoline and diesel options, within the power systems, industrial and transportation end markets with primary manufacturing, assembly, engineering, R&D, sales and distribution facilities located in suburban Chicago, Illinois and Darien and Beloit, Wisconsin. The Company provides highly engineered, comprehensive solutions designed to meet specific customer application requirements and technical specifications, including those imposed by environmental regulatory bodies, such as the EPA, CARB, MEE, and EU.
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

Net sales by geographic area and by end market for 2025 and 2024 are presented below:

(in thousands)	For the year ended December 31, 2025		For the Year Ended December 31, 2024
Geographic Area		% of Total		% of Total
United States	$675,194	93%	$419,706	88%
North America (outside of United States)	21,270	3%	24,466	5%
Pacific Rim	22,309	3%	24,652	5%
Europe	3,373	1%	7,090	2%
Others	259	—%	53	—%
Total	$722,405	100%	$475,967	100%

(in thousands)	For the year ended December 31, 2025		For the Year Ended December 31, 2024
End Market		% of Total		% of Total
Power Systems	$586,347	81%	$325,749	68%
Industrial	114,768	16%	123,268	26%
Transportation	21,290	3%	26,950	6%
Total	$722,405	100%	$475,967	100%

During 2025, the Company sold approximately 19,800 engines of which 74% utilized propane or natural gas as their fuel source and 18% utilized gasoline. The remaining 8% of engines were dual fuel gasoline/propane, diesel and service engines. During 2024, the Company sold over 22,200 engines of which approximately 76% utilized propane or natural gas as their fuel source and 13% utilized gasoline. The remaining 11% of engines were dual fuel gasoline/propane, diesel and service/base engines.
Weichai Transactions
The Company sought to expand its range of products and its presence in the Pacific Rim through the Weichai Transactions (see Note 3. Weichai Transactions, included in Item 8. Financial Statements and Supplementary Data, for additional information).
The Company and Weichai executed the Collaboration Agreement in order to achieve their respective objectives, enhance the cooperation alliance and share experiences, expertise and resources. Among other things, the Collaboration Arrangement established a joint steering committee, permitted Weichai to employ a limited number of technical, marketing, sales, procurement and finance personnel to work at the Company and established several collaborations related to stationary natural-gas applications and Weichai diesel engines. The Collaboration Agreement also provides for the steering committee to create various subcommittees with operating roles and otherwise governs the treatment of intellectual property of the parties prior to the collaboration and the intellectual property developed during the collaboration. On March 22, 2023, the Collaboration Agreement was extended for an additional term of three years, expiring in March 2026. The Company received a renewal notice from Weichai and is in the process of negotiating the renewal of the Collaboration Agreement; however, no formal extension has been executed as of the date of this filing. The Company’s sales to Weichai were $1.3 million and $1.8 million during 2025 and 2024, respectively. The Company purchased $39.8 million and $21.5 million of inventory from Weichai during 2025 and 2024, respectively.
Legal Settlement Expenses
Legal settlement expenses were immaterial for the year ended December 31, 2025. The Company recognized a benefit of $4.7 million in the 2024 operating results (see Note 11. Commitments and Contingencies, included in Part II. Item 8. Financial Statements and Supplementary Data, for additional information).
Recent Trends and Business Outlook
PSI’s growth in net revenue in 2025 was driven by power systems markets, including data center and oil and gas products, partially offset by lower sales from more mature, lower-margin markets such as industrial. This shift in markets reflects the

Company’s conscious strategic prioritization toward higher growth, higher-margin markets with less emphasis on more mature markets.
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
The Company has experienced tariff costs associated with its supply chain products. The Supreme Court's decision to strike down tariffs and the administration's response have created significant uncertainty regarding the scope, rate, duration, and legal authority for future tariffs. We are actively assessing the evolving tariff environment and are committed to proactively mitigating any associated risks through strategic sourcing, pricing actions, and supply chain agility.
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
The company remains confident in the Company’s long-term strategy and market positioning. Given broader market conditions, ongoing operational initiatives, and variability in customer order timing, the Company has determined it is appropriate to take a disciplined approach and not provide business outlook for 2026 at this time. Management will continue to evaluate its ability to provide outlook as execution progresses and visibility improves.
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

Results of Operations
Results of operations for the year ended December 31, 2025 compared with the year ended December 31, 2024:

(in thousands, except per share amounts)	For the Year Ended December 31,
	2025	2024	Change	% Change
Net sales (to related parties $1,266 and $1,766 for the year ended December 31, 2025 and 2024, respectively)	$722,405	$475,967	$246,438	52%
Cost of sales (derived from related party net sales $863 and $1,304 for the year ended December 31, 2025 and 2024, respectively)	537,506	335,430	202,076	60%
Gross profit	184,899	140,537	44,362	32%
Gross margin %	25.6%	29.5%	(3.9)%
Operating expenses:
Research and development expenses	18,164	20,056	(1,892)	(9)%
Research and development expenses as a % of sales	2.5%	4.2%	(1.7)%
Selling, general and administrative expenses	55,803	37,378	18,425	49%
Selling, general and administrative expenses as a % of sales	7.7%	7.9%	(0.2)%
Amortization of intangible assets	1,218	1,459	(241)	(17)%
Total operating expenses	75,185	58,893	16,292	28%
Operating income	109,714	81,644	28,070	34%
Other expense (income), net
Interest expense (from related parties $634 and $6,998 for the year ended December 31, 2025 and 2024, respectively)	6,702	11,443	(4,741)	(41)%
Other expense (income)	(352)	—	(352)	NM
Income before income taxes	103,364	70,201	33,163	47%
Income tax (benefit) expense	(10,623)	922	(11,545)	NM
Net income	$113,987	$69,279	$44,708	65%

Earnings per common share:
Basic	$4.95	$3.01	$1.94	64%
Diluted	$4.94	$3.01	$1.93	64%

Non-GAAP Financial Measures:
Adjusted net income *	$114,849	$64,675	$50,174	78%
Adjusted income per share *	$4.98	$2.81	$2.17	77%
EBITDA *	$115,454	$86,843	$28,611	33%
Adjusted EBITDA *	$116,316	$82,239	$34,077	41%
NM    Not meaningful
*    Non-GAAP measurement, see reconciliation below
Net Sales
Net sales increased $246.4 million, or 52%, compared to 2024, as a result of sales increases of $260.6 million in the power systems end market, partly offset by decreases of $8.5 million and $5.7 million within the industrial and transportation end markets, respectively. This shift in market mix reflects our deliberate strategic focus on higher-growth sectors such as data centers and oil and gas. In particular, we are prioritizing the rapidly expanding data center sector by enhancing our manufacturing capacity and capabilities to meet evolving customer demand. The decline in industrial sales is largely attributable to softer demand in the material handling market.

Gross Profit
Gross profit increased by $44.4 million, or 32%, to $184.9 million in 2025, compared to $140.5 million in 2024. Gross margin was 25.6% and 29.5% in 2025 and 2024, respectively. The decrease in gross margin is primarily due to inefficiencies related to our accelerated production ramp-up for data center product lines.
Research and Development Expenses
R&D expenses in 2025 and 2024 were $18.2 million and $20.1 million, respectively. The decrease of $1.9 million, or 9%, was primarily driven by the timing of R&D program expenditures and the recovery of R&D costs from certain customers.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) increased in 2025 by $18.4 million, or 49%, compared to 2024. The increase is primarily due to a $4.3 million favorable non-recurring legal reserve reduction in 2024, $4.4 million higher costs associated with employee incentive programs, $3.9 million expense related to customer relationship improvement efforts, and $5.8 million mainly from increased sales and administrative expenses to support ongoing business growth in 2025.
Interest Expense
Interest expense decreased $4.7 million to $6.7 million in 2025 from $11.4 million in 2024, largely due to reduced outstanding debt and lower overall effective interest rates. See Note 6. Debt, included in Item 8. Financial Statements and Supplementary Data for additional information.
Income Tax (Benefit) Expense
The Company recorded income tax benefit of $10.6 million in 2025 and income tax expense of $0.9 million in 2024. The Company’s pretax income was $103.4 million in 2025, compared to pretax income of $70.2 million in 2024. The 2025 tax benefit primarily reflects the $38.3 million valuation allowance, which resulted in a one-time increase of approximately $1.66 to earnings per share.
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
The following table presents a reconciliation from Net income to Adjusted net income:

(in thousands)	For the Year Ended December 31,
	2025	2024
Net income	$113,987	$69,279
Stock-based compensation [1]	427	89
Severance [2]	435	—
Other legal matters [3]	—	(4,693)
Adjusted net income	$114,849	$64,675
The following table presents a reconciliation from Net income per share – diluted to Adjusted net income per share – diluted:

	For the Year Ended December 31,
	2025	2024
Net income per share – diluted	$4.94	$3.01
Stock-based compensation [1]	0.02	—
Severance [2]	0.02	—
Other legal matters [3]	—	(0.20)
Adjusted net income per share – diluted	$4.98	$2.81

Diluted shares (in thousands)	23,066	23,018
The following table presents a reconciliation from Net income to EBITDA and Adjusted EBITDA:

(in thousands)	For the Year Ended December 31,
	2025	2024
Net income	$113,987	$69,279
Interest expense	6,702	11,443
Income tax (benefit) expense	(10,623)	922
Depreciation	4,170	3,740
Amortization of intangible assets	1,218	1,459
EBITDA	115,454	86,843
Stock-based compensation [1]	427	89
Severance [2]	435	—
Other legal matters [3]	—	(4,693)
Adjusted EBITDA	$116,316	$82,239
1.Amounts reflect non-cash stock-based compensation expense for the year ended December 31, 2025 and 2024.
2.Amounts include severance expense for the year ended December 31, 2025 and 2024.
3.Amounts include legal settlements for the year ended December 31, 2025 and 2024.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Year Ended December 31,
	2025	2024	Change	% Change
Net cash provided by operating activities	$24,113	$62,390	$(38,277)	(61)%
Net cash used in investing activities	(9,962)	(4,559)	(5,403)	119%
Net cash used in financing activities	(27,694)	(25,934)	(1,760)	7%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(13,543)	$31,897	$(45,440)	(142)%
Capital expenditures	$(9,973)	$(4,559)	$(5,414)	119%
NM    Not meaningful
Cash Flow from Operating Activities
Net cash provided by operations was $24.1 million in 2025 compared to net cash provided by operations of $62.4 million in 2024, a decrease of $38.3 million in cash provided by operating activities year-over-year. The decrease in cash provided by operating activities primarily resulted from a $69.6 million decrease of cash provided by working capital accounts, partially offset by an increase in earnings of $44.7 million. The decrease in cash generated from working capital was primarily related to the purchases of inventory, decrease in accounts payables, and the timing of collections on accounts receivables, reflecting higher sales volume and operational growth during the year ended December 31, 2025 compared to December 31, 2024.
Cash Flow from Investing Activities
Net cash used in investing activities was $10.0 million for the year ended December 31, 2025 compared to cash used in investing activities of $4.6 million for year ended December 31, 2024, respectively. For the years ended December 31, 2025 and 2024, cash used in investing activities related to capital expenditures.
Cash Flow from Financing Activities
The Company used $27.7 million in cash from financing activities during the year ended December 31, 2025 compared to $25.9 million in cash used by financing activities during the year ended December 31, 2024. The cash used by financing activities for the year ended December 31, 2025 was due to the full repayment of the SLA and other existing debt year to date. See additional discussion below and in Note 6. Debt in Item 8. Financial Statements and Supplementary Data related to the amendments of the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to its credit facilities and cash and cash equivalents on hand. Uses of funds include payments of principal on our debt facilities, capital expenditures, and working capital needs. We currently anticipate that cash flows from operations, available funds and access to financing sources, including under our Revolving Credit Agreement, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations. The Company has achieved profitability and generated positive cash flows from operating activities in 2025. As of December 31, 2025, the Company’s total outstanding debt obligations under the Revolving Credit Agreement and for finance leases and other debt, were $96.6 million in the aggregate, and its cash and cash equivalents were $41.3 million. See Item 1. Financial Statements, Note 6. Debt, for additional information. On July 30, 2025, the Company amended its Revolving Credit Agreement with Standard Chartered Bank and three other lenders. The second amended Revolving Credit Agreement allows the Company to borrow up to $135.0 million and extends the maturity date to July 30, 2027.
PSI’s business is impacted by the current macroeconomic and geopolitical environment. For example, although the oil and gas market, in which the Company has historically operated, has experienced year over year growth from its historic lows, sales levels may not reach previous higher levels because of lower rig counts. The Company experiences tariff costs associated with products in its supply chain. We are actively assessing the evolving tariff environment and are committed to proactively mitigating any associated risks through strategic sourcing, pricing actions, and supply chain agility. The potential for continued

economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.
At December 31, 2025, the Company had four outstanding letters of credit totaling $1.8 million. See Item 8. Financial Statements and Supplementary Data, Note 11. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The credit environment in which our customers operate has been relatively stable over the past few years and the Company collections are bolstered by a robust collections department. Total bad debt expense was less than $0.1 million in both 2025 and 2024. If circumstances change, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet our financial obligations such as bankruptcies, estimates of the recoverability of receivable amounts due could be reduced.
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
We have not made any changes in 2025 to our reporting unit or the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets. In 2025, management performed an assessment of the impairment of goodwill for our reporting unit and indefinite-lived intangible assets using a qualitative approach. Based on the totality of information considered, and after weighing both positive and negative qualitative factors, management concluded that it was not more likely than not that the fair value of any reporting unit was below its carrying amount. As a result, the Company determined that a quantitative goodwill impairment test was not required, and no impairment charge was recognized for the period ended December 31, 2025.

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
The Company is eligible to comply with the disclosure requirements applicable to smaller reporting companies as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8.    Financial Statements and Supplementary Data.
The following consolidated financial statements are included in Item 8 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Power Solutions International, Inc.
Wood Dale, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Power Solutions International, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Accrued Product Warranty
As described in Note 1 to the consolidated financial statements, the Company’s consolidated accrued product warranty balance was $8.2 million as of December 31, 2025. The Company offers a standard limited warranty on the workmanship of its products. The Company estimates and records a liability and related charges to income for its warranty program at the time products are sold to customers. These estimates are established using historical warranty claims information including failure rates, repair costs and timing of failures. Previous estimates are adjusted as actual warranty claims data becomes available.
We identified the estimation of certain accrued product warranties as a critical audit matter, as auditing such accrued product warranties was especially challenging due to the nature and extent of audit effort required to address this matter.
The primary procedures we performed to address this critical audit matter included:
a.Testing the design and operating effectiveness of certain relevant internal controls related to the Company’s estimation of accrued product warranties.
b.Reconciling certain underlying historical warranty claims information to the calculation of estimated future warranty claims.
c.Testing the completeness and accuracy of certain underlying historical warranty claims information used in management’s estimation of accrued product warranties.

d.Testing the mathematical accuracy of management’s calculation of certain accrued product warranties.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2018.
Chicago, Illinois

March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Power Solutions International, Inc.
Wood Dale, Illinois
Opinion on Internal Control over Financial Reporting
We have audited Power Solutions International, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and our report dated March 2, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, P.C.

Chicago, Illinois

March 2, 2026

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$41,250	$55,252
Restricted cash	3,698	3,239
Accounts receivable, net of allowances of $967 and $1,889 as of December 31, 2025 and 2024, respectively; (from related parties $415 and $1,383 as of December 31, 2025 and 2024, respectively)	90,446	68,958
Income tax receivable	6,442	986
Inventories, net	127,363	93,872
Prepaid expenses	4,500	6,396
Contract assets	15,965	21,462
Other current assets	1,256	4,170
Total current assets	290,920	254,335
Property, plant and equipment, net	23,014	15,406
Operating lease right-of-use assets, net	52,911	23,275
Intangible assets, net	1,236	2,454
Goodwill	29,835	29,835
Deferred tax assets	13,322	—
Customs-related deposits	12,893	2,503
Other noncurrent assets	614	374
TOTAL ASSETS	$424,745	$328,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (to related parties $4,126 and $14,427 as of December 31, 2025 and 2024, respectively)	$48,196	$58,208
Current maturities of long-term debt	28	52
Revolving line of credit, current	—	95,000
Finance lease liability, current	355	78
Operating lease liability, current	6,346	4,503
Other short-term financing (to related parties $25,000 as of December 31, 2024)	—	25,000
Other accrued liabilities (to related parties $60 and $807 as of December 31, 2025 and 2024, respectively)	37,353	44,726
Total current liabilities	92,278	227,567
Deferred tax liabilities	—	1,568
Long-term debt, net of current maturities	10	38
Revolving line of credit, long-term	95,000	—
Finance lease liability, long-term	1,224	16
Operating lease liability, long-term	49,397	20,663
Noncurrent contract liabilities	1,699	1,877
Other noncurrent liabilities	6,528	11,203
TOTAL LIABILITIES	$246,136	$262,932

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 23,041 and 23,000 shares outstanding at December 31, 2025 and 2024, respectively	23	23
Additional paid-in capital	157,602	157,561
Retained earnings (accumulated deficit)	22,476	(91,511)
Treasury stock, at cost, 76 and 117 shares at December 31, 2025 and 2024, respectively	(1,492)	(823)
TOTAL STOCKHOLDERS’ EQUITY	178,609	65,250
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$424,745	$328,182
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)	For the Year Ended December 31,
	2025	2024
Net sales (to related parties $1,266 and $1,766 for the year ended December 31, 2025 and 2024, respectively)	$722,405	$475,967
Cost of sales (derived from related party net sales $863 and $1,304 for the year ended December 31, 2025 and 2024, respectively)	537,506	335,430
Gross profit	184,899	140,537
Operating expenses:
Research and development expenses	18,164	20,056
Selling, general and administrative expenses	55,803	37,378
Amortization of intangible assets	1,218	1,459
Total operating expenses	75,185	58,893
Operating income	109,714	81,644
Other expense (income), net
Interest expense (from related parties $634 and $6,998 for the year ended December 31, 2025 and 2024, respectively)	6,702	11,443
Other expense (income)	(352)	—
Total other expense, net	6,350	11,443
Income before income taxes	103,364	70,201
Income tax (benefit) expense	(10,623)	922
Net income	$113,987	$69,279

Weighted-average common shares outstanding:
Basic	23,022	22,983
Diluted	23,066	23,018
Earnings per common share:
Basic	$4.95	$3.01
Diluted	$4.94	$3.01
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2023	$23	$157,770	$(160,790)	$(920)	$(3,917)
Net income	—	—	69,279	—	69,279
Stock Appreciation Rights (“SAR”) issued	—	(187)	—	187	—
Stock-based compensation expense	—	89	—	—	89
Tax benefit from exercise of stock based compensation	—	—	—	(201)	(201)
Restricted Stock Awards	—	(111)	—	111	—
Balance at December 31, 2024	$23	$157,561	$(91,511)	$(823)	$65,250
Net income	—	—	113,987	—	113,987
Stock Appreciation Rights (“SAR”) issued	—	(274)	—	274	—
Stock-based compensation expense	—	427	—	—	427
Repurchases to settle tax withholding obligations for stock-based compensation awards	—	—	—	(1,055)	(1,055)
Restricted Stock Awards	—	(112)	—	112	—
Balance at December 31, 2025	$23	$157,602	$22,476	$(1,492)	$178,609
See Notes to Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113,987	$69,279
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,218	1,459
Depreciation	4,170	3,740
Noncash lease expense	6,063	5,009
Stock-based compensation expense	427	89
Amortization of financing fees	646	513
Deferred income taxes	(14,890)	90
(Credit) for losses in accounts receivable	(922)	(4,086)
Increase in allowance for inventory obsolescence, net	118	2,405
Other adjustments, net	96	40
Changes in operating assets and liabilities:
Accounts receivable	(20,566)	2,117
Inventories	(33,426)	(10,557)
Prepaid expenses	1,896	2,241
Contract assets	5,496	(5,908)
Other assets	(7,205)	(1,631)
Accounts payable	(10,084)	(8,856)
Income taxes receivable	(5,457)	(436)
Accrued expenses	(6,789)	12,003
Other noncurrent liabilities	(10,665)	(5,121)
Net cash provided by operating activities	24,113	62,390
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,973)	(4,559)
Proceeds from disposal of assets	11	—
Net cash used in investing activities	(9,962)	(4,559)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt and lease liabilities	(482)	(204)
Proceeds from short-term financings	—	100,000
Repayment of short-term financings	(25,000)	(124,820)
Repurchases to settle tax withholding obligations for stock-based compensation awards	(1,055)	(201)
Payments of deferred financing costs	(1,157)	(709)
Net cash used in financing activities	(27,694)	(25,934)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,543)	31,897
Cash, cash equivalents, and restricted cash at beginning of the year	58,491	26,594
Cash, cash equivalents, and restricted cash at end of the year	$44,948	$58,491

(in thousands)	As of December 31,
	2025	2024
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$41,250	$55,252
Restricted cash	3,698	3,239
Total cash, cash equivalents, and restricted cash	$44,948	$58,491

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
Stock Ownership and Control
Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”), owns approximately 46.0% of the outstanding shares of the Company’s Common Stock as of December 31, 2025. Weichai has entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company. The Rights Agreement provides Weichai with representation on the Company’s Board of Directors (the “Board”) and management representation rights. Weichai currently has four representatives on the Board, which constitutes the majority of the directors serving on the Board. In addition, the Company and Weichai have entered into a Shareholders Agreement with the Company’s founders (the “Founders”), pursuant to which the Founders have agreed to vote in favor of Weichai’s designees to the Board and for certain other matters. The Founders currently own less than 10% of the Company’s Common Stock as of December 31, 2025. As a result, Weichai is able to exercise control over matters requiring stockholders’ approval, including the election of directors, amendment of the Company’s Certificate of Incorporation (the “Charter”) and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the Nasdaq Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the Nasdaq Listing Rules from Rules 5605(b), (d) and (e) to the extent applicable.
Liquidity
During 2025, the Company reported net income of $114.0 million and cash provided by operations of $24.1 million. On July 30, 2025, the Company amended its Uncommitted Revolving Credit Agreement (the “Revolving Credit Agreement”), which extended the maturity date from August 30, 2025 to July 30, 2027 (See Note 6. Debt) and increased the borrowing capacity to $135.0 million. As the Company has achieved profitability, is generating positive cash flows from operating activities, and has amended the Revolving Credit Agreement, the Company has concluded that its existing cash and cash equivalents and cash from operations will be sufficient for the Company for at least twelve months from the issuance of these consolidated financial statements.

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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Year Ended December 31,
	2025	2024
Customer B	20%	11%
Customer C	10%	11%
Customer E	10%	**
Customer F	13%	**
The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of December 31,
	2025	2024
Customer B	14%	**
Customer C	10%	**
Customer D	**	15%
Customer E	11%	**
Customer G	11%	**
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Year Ended December 31,
	2025	2024
Supplier A	21%	16%
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of December 31, 2025 and 2024, the Company had restricted cash of $3.7 million and $3.2 million, respectively, which includes $1.4 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash. The liability is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheet.

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

Inventories consist of the following:

(in thousands)	As of December 31,
Inventories	2025	2024
Raw materials	$105,225	$84,323
Work in process	5,103	872
Finished goods	25,288	16,812
Total inventories	135,616	102,007
Inventory allowance	(8,253)	(8,135)
Inventories, net	$127,363	$93,872
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Year Ended December 31,
Inventory Allowance	2025	2024
Balance at beginning of period	$8,135	$5,730
Charged to expense	306	3,394
Write-offs	(188)	(989)
Balance at end of period	$8,253	$8,135
As of December 31, 2025 and 2024, the Company’s inventory included $0.2 million and $0.8 million, respectively, of raw materials provided by its customers for installation in the fulfillment of its performance obligations to these customers and recorded an associated contract liability. See Note 2. Revenue for further information regarding contract assets and contract liabilities.
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

Impairment of Long-Lived Assets
The Company assesses potential impairments to its long-lived assets or asset groups, excluding goodwill which is separately tested for impairment, whenever events indicate that the carrying amount of such assets may not be recoverable. Long-lived assets are assessed for impairment by comparing the carrying value of the asset or asset group with the estimated future net undiscounted cash flows expected to result from the use of the asset or asset group, including cash flows from disposition. If the future net undiscounted cash flows are less than the carrying value, an impairment loss is calculated. An impairment loss is determined by the amount that the asset’s or asset group’s carrying value exceeds its estimated fair value. Estimated fair value is generally measured by discounting estimated future cash flows. If an impairment loss is recognized, the adjusted balance becomes the new cost basis and is depreciated (amortized) over the remaining useful life. The Company also periodically reassesses the useful lives of its long-lived assets due to advances and changes in technologies. No impairment losses were recorded during the years ended December 31, 2025 and 2024.
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
Under the quantitative approach, the Company calculates its estimated fair value using the income and market approaches when feasible, or an asset approach when neither the income nor the market approach has sufficient data. For the income approach, a discounted cash flow method, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses and related cash flows based on assumed long-term growth rates and demand trends, expected future investments to grow new units, and estimated discount rates. The Company based these assumptions on its historical data and experience, industry projections, and micro and macro general economic condition projections and expectations. The market approach, also called the Guideline Public Company Approach, compares the value of an entity to similar publicly traded companies. The asset approach estimates the selling price the unit could achieve under assumed market conditions.
The Company performed its annual goodwill impairment assessment as of October 1, 2025, utilizing the qualitative approach permitted under applicable accounting guidance. Based on the totality of information considered, and after weighing both positive and negative qualitative factors, management concluded that it was not more likely than not that the fair value of its reporting unit was below its carrying amount. As a result, the Company determined that a quantitative goodwill impairment test was not required, and no impairment charge was recognized for the period ended December 31, 2025. The Company performed its annual goodwill impairment assessment as of October 1, 2024, utilizing the quantitative approach to determine the estimated fair value of its reporting unit and no impairment charge was recognized for the period ended December 31, 2024.

Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands)	As of December 31,
Other Accrued Liabilities	2025	2024
Accrued product warranty	$6,634	$10,233
Accrued litigation [1]	1,400	3,847
Contract liabilities	3,486	10,184
Accrued compensation and benefits	19,565	10,721
Accrued interest expense	268	1,237
Stock appreciation rights liability [2]	1,070	1,804
Non-interest bearing note payable	740	693
Customs accrual	1,248	1,162
Taxes payable	257	200
Other	2,685	4,645
Total	$37,353	$44,726
1    As of December 31, 2025 and 2024, accrued litigation includes accruals related to various ongoing legal matters including associated legal fees. See Note 11. Commitments and Contingencies for further information regarding the various ongoing legal matters.
2    The Company has an incentive compensation plan, which authorizes the granting of a variety of different types of awards including, but not limited to, non-qualified stock options, incentive stock options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), deferred stock and performance units to its executive officers, employees, consultants and Directors. The SAR awards granted for the year ended December 31, 2025 and 2024 were all liability classified awards and remained outstanding. See Note 14. Stock-Based Compensation for additional information on the SARs and RSAs.
Warranty Costs
The Company offers a standard limited warranty on the workmanship of its products that in most cases covers defects for a defined period. Warranties for certified emission products are mandated by the U.S. Environmental Protection Agency (the “EPA”) and / or CARB and are longer than the Company’s standard warranty on certain emission-related products. The Company’s products also carry limited warranties from suppliers. The Company’s warranties generally apply to engines fully manufactured by the Company and to the modifications the Company makes to supplier base products. Costs related to supplier warranty claims are generally borne by the supplier and passed through to the end customer.
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
When collection is reasonably assured, the Company also estimates the amount of warranty claim recoveries to be received from its suppliers. Warranty costs and recoveries are included in Cost of sales in the Consolidated Statements of Income. As of both December 31, 2025 and 2024, reimbursed warranty costs due from a significant supplier included in accounts receivable are approximately $0.2 million.

Accrued product warranty activities included in Other noncurrent liabilities on the Consolidated Balance Sheet are presented below:

(in thousands)	For the Year Ended December 31,
Accrued Product Warranty	2025	2024
Balance at beginning of year	$13,972	$19,263
Current year provision *	6,039	6,054
Changes in estimates for preexisting warranties **	829	1,239
Payments made during the period	(12,647)	(12,584)
Balance at end of year	8,193	13,972
Less: Current portion	6,634	10,233
Noncurrent accrued product warranty	$1,559	$3,739
*Warranty costs, net of supplier recoveries, and other adjustments, were $6.8 million and $6.5 million for the years ended December 31, 2025 and 2024, respectively. Supplier recoveries were $0.1 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. For the year December 31, 2025, the Company recorded a cost for changes in estimates of preexisting warranties of $0.8 million, or $0.04 per diluted share, and costs of $1.2 million, or $0.05 per diluted share, for the year ended December 31, 2024.
Revenue Recognition
See Note 2. Revenue for additional information the Company’s policy related to revenue recognition.
Recently Issued Accounting Pronouncements – Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures - Income Taxes (Topic 740). The amendments to this standard enhances the transparency and decision usefulness of income tax disclosures, primarily related to rate reconciliation and income taxes paid information as well as effectiveness of overall income tax disclosures. The new standard is effective for public entities for annual periods beginning after December 15, 2024. The Company adopted this guidance retrospectively for the year ended December 31, 2025. Refer to Note 12. Income Taxes for the related disclosures, which include updates to the specific categories presented in the tax rate reconciliation, additional information for reconciling items that meet the applicable quantitative threshold, and enhanced disclosures regarding income taxes paid on an annual basis.
Recently Issued Accounting Pronouncements – Not Yet Adopted
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326). The update permits entities to elect a practical expedient for estimating expected credit losses on current trade receivables and current contract assets by assuming that conditions existing at the balance sheet date will remain unchanged over the life of those assets. The updated standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of the amendment to this standard on its consolidated financial statements.
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
Timing of revenue recognition. The Company recognizes revenue related to performance obligations in its contracts with customers when control passes to the customer. Control passes to the customer when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. For the majority of the Company’s products, revenue is recognized at a point in time when the products are shipped or delivered to the customer based on the shipping terms as that is the point in time when control passes to the customer. For the years ended December 31, 2025 and 2024, the Company recognized revenue of $503.8 million and $355.2 million, respectively, related to products shipped or delivered at a point in time.
The Company also recognizes revenue over time primarily when the Company’s performance obligations include enhancing a customer-controlled asset (generally when an engine is provided by the customer), constructing an asset with no alternative future use and the Company has an enforceable right to payment throughout the period as the services are performed, or providing services over time such as an extended warranty beyond the Company’s standard warranty. The Company recognizes revenue throughout the manufacturing process when constructing an asset based on labor hours incurred because the customer receives the benefit of the asset as the product is constructed. The Company believes labor hours incurred relative to total estimated labor hours at completion faithfully depicts the transfer of control to the customer. The Company recognizes revenue related to extended warranty programs based on the passage of time over the extended warranty period. For the years ended December 31, 2025 and 2024, the Company recognized revenue of $218.6 million and $120.8 million, respectively, for products manufactured and services provided over time.
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
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Year Ended December 31,
End Market	2025	2024
Power Systems	$586,347	$325,749
Industrial	114,768	123,268
Transportation	21,290	26,950
Total	$722,405	$475,967
The following table summarizes net sales by geographic area:

(in thousands)	For the Year Ended December 31,
Geographic Area	2025	2024
United States	$675,194	$419,706
North America (outside of United States)	21,270	24,466
Pacific Rim	22,309	24,652
Europe	3,373	7,090
Other	259	53
Total	$722,405	$475,967

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

(in thousands)	As of December 31,
	2025	2024	2023
Short-term contract assets (included in Contract assets)	$15,965	$21,462	$15,554
Short-term contract liabilities (included in Other accrued liabilities)	(3,486)	(10,184)	(2,741)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(1,699)	(1,877)	(2,401)
Net contract assets	$10,780	$9,401	$10,412
During the years ended December 31, 2025 and 2024, the Company recognized $9.2 million and $1.7 million of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2024 and 2023, respectively.

Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $2.1 million of remaining performance obligations as of December 31, 2025 primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $0.4 million in 2026, $1.5 million in 2027, $0.2 million in 2028, and none in 2029 and beyond.
Note 3.    Weichai Transactions
Weichai Shareholder’s Loan Agreements
The Company entered into a $105.0 million Shareholder’s Loan Agreement (the “SLA”) with Weichai in August 2024. The SLA was fully repaid during the second quarter of 2025. See additional discussion of these debt agreements in Note 6. Debt.
Weichai Collaboration Arrangement and Related Party Transactions
The Company and Weichai executed a strategic collaboration agreement (the “Collaboration Agreement”) on March 20, 2017, in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experiences, expertise and resources. On March 22, 2023, the Collaboration Agreement was extended for an additional term of three years, expiring in March 2026. The Company has received a renewal notice from Weichai and is in the process of negotiating the renewal of the Collaboration Agreement; however, no formal extension has been executed as of the date of this filing.
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. Purchases of inventory from Weichai were $39.8 million and $21.5 million for the years ended December 31, 2025 and 2024, respectively.
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
During the year ended December 31, 2025, the Company and KION North America Corporation ("KNA"), a subsidiary of Weichai, entered into an agreement to settle development costs incurred by the Company related to a 2.4L dual-fuel engine intended for use by KNA in the production of materials handling equipment. See Note 16 for further details.
See Note 16. Related Party Transactions for information regarding the purchase agreement with Shandong Weichai Import & Export Corporation (“SWIEC”), an affiliate of Weichai, KION North America Corporation ("KNA"), and manufacture of record (“MOR”) agreement with Weichai.
Note 4.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of December 31,
Property, Plant and Equipment	2025	2024
Leasehold improvements	$11,268	$8,352
Machinery and equipment	53,306	48,643
Construction in progress	3,151	2,454
Total property, plant and equipment, at cost	67,725	59,449
Accumulated depreciation	(44,711)	(44,043)
Property, plant and equipment, net	$23,014	$15,406

Note 5.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at both December 31, 2025 and 2024 was $29.8 million. Accumulated impairment losses at both December 31, 2025 and 2024 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(33,751)	$1,189
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,653)	47
Total	$37,340	$(36,104)	$1,236

(in thousands)	As of December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(32,589)	$2,351
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,597)	103
Total	$37,340	$(34,886)	$2,454
Estimated future amortization expense for intangible assets as of December 31, 2025 is as follows:

(in thousands)
Year Ending December 31,	Estimated Amortization
2026	$997
2027	230
2028	3
2029	4
2030 and beyond	2
Total	$1,236

Note 6.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of December 31, 2025		As of December 31, 2024
	Amount	Rate (2)	Amount	Rate (2)	Maturity Date
Short-term financing:
Revolving Credit Agreement [1]	$—	—%	$95,000	6.52%
Shareholder’s Loan Agreement	—	—%	25,000	8.49%	August 31, 2025
Total short-term debt	$—		$120,000

Long-term debt:
Revolving Credit Agreement [1]	$95,000	6.35%	$—	—%	July, 30 2027
Finance leases and other debt	1,617	**	184	**	Various
Total long-term debt and finance leases	96,617		184
Less: Current maturities of long-term debt and finance leases	383		130
Long-term debt	$96,234		$54

1
Unamortized financing costs and deferred fees on the amended Revolving Credit Agreement are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Unamortized debt issuance costs, were $1.0 million and $0.4 million at December 31, 2025 and 2024, respectively.

2	Includes the weighted average interest rate.
**	Finance lease obligations are a non-cash financing activity. See Note 8. Leases.
The Company paid $7.8 million and $12.6 million in cash for interest in 2025 and 2024, respectively.
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
In connection with the Revolving Credit Agreement, on August 30, 2024, the Company also entered into a new SLA with Weichai, which allowed the Company to borrow up to $105.0 million and expired August 31, 2025. Borrowings under the SLA incurred interest at the applicable SOFR, plus 4.05% per annum. If the interest rate for any loan was lower than Weichai’s borrowing cost, the interest rate for such loan would be equal to Weichai’s borrowing cost plus 1.0%. The borrowing requests made under the SLA were subject to Weichai’s discretionary approval. The payment of the borrowings under the SLA was subordinated in all respects to the Revolving Credit Agreement with the exception that the Company was allowed to make a single payment of $10.0 million to Weichai. The $60.0 million portion of the initial advance under the Revolving Credit Agreement was applied to pay all principal, interest, and other amounts outstanding under the Shareholder’s Loan Agreements that the Company was previously party to with Weichai except for $25.0 million. In January 2025, the Company amended the Revolving Credit Agreement. After the amendment date, the Company was able to repay the outstanding balance under the

SLA in principal and interest provided there are no new borrowings under the SLA. In June 2025, the Company made the final payment of outstanding balances and fully repaid the SLA.
On July 30, 2025, the Company closed on the Second Amendment (the “Amendment”) to the Revolving Credit Agreement with Standard Chartered and three other lenders. The Amendment continues to enable the Company to borrow under a revolving line of credit secured by substantially all the Company’s tangible and intangible assets. The Amendment extended the maturity to July 30, 2027, and increased the borrowing capacity of the revolving line of credit to a maximum of $135.0 million. The Amendment is subject to customary events of default and quarterly covenants, including minimum consolidated EBITDA, consolidated interest coverage ratio, and consolidated leverage ratio covenants for each fiscal quarter ending hereafter. Borrowings under the Amendment will incur interest at the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.10%. In the event the Company’s majority shareholder, Weichai, holds less than fifty percent (50%) of the common equity of the Company, the interest rate under the Amendment will increase to the applicable SOFR plus 2.60% per annum. The obligations under the Amendment remain unconditionally guaranteed, on a joint and several basis, by certain wholly-owned, existing and subsequently acquired or formed direct and indirect subsidiaries of the Company, subject to customary exceptions. In addition, the Company paid fees of $1.2 million related to the Amendment which are deferred and amortized over the term of the Amendment. As of December 31, 2025, the Company had $95.0 million outstanding under the amended Revolving Credit Agreement.
As of December 31, 2025, the Company’s total outstanding debt obligations under the Revolving Credit Agreement and for finance leases and other debt were $96.6 million in the aggregate, and its cash and cash equivalents were $41.3 million. The Company's total accrued interest for the Revolving Credit Agreement was $0.3 million and $1.2 million as of December 31, 2025 and 2024, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheets.
The below schedule of remaining maturities of long-term debt excludes finance leases (refer to Item 8., Note 8. Leases).

(in thousands)
Year Ending December 31,	Maturities of Long-Term Debt
2026	28
2027	95,010
Total	$95,038

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
As of both December 31, 2025 and 2024 the current portion of the note of $0.7 million is included in other accrued liabilities in the Company’s Consolidated Balance Sheets.

(in thousands)	As of December 31, 2025	As of December 31, 2024
Note payable	$2,810	$3,502
Unamortized discount	(265)	(473)
Total	$2,545	$3,029
The following table presents remaining maturities for the note payable as of December 31, 2025:

(in thousands)	Maturities	Discount Amortization
Year ending December 31, 2026	740	160
Year ending December 31, 2027	1,328	97
Year ending December 31, 2028	742	8
Total note payable	$2,810	$265
The Company recorded $0.3 million and $0.1 million discount amortization as interest expense as of December 31, 2025 and 2024, respectively.

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
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between March 2026 and March 2036. The following table summarizes the lease expense by category in the Consolidated Statements of Income:

(in thousands)	For the Year Ended December 31,
	2025	2024
Cost of sales	$11,082	$7,603
Research, development and engineering expenses	318	326
Selling, general and administrative expenses	279	266
Interest expense	100	8
Total	$11,779	$8,203

The following table summarizes the components of lease expense and income:

(in thousands)	For the Year Ended December 31,
	2025	2024
Operating lease cost	$8,789	$6,126
Finance lease cost:
Amortization of ROU asset	367	66
Interest expense	100	8
Short-term lease cost	744	861
Variable lease cost	1,779	1,142
Sublease income	—	—
Total lease cost, net	$11,779	$8,203
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$7,887	$6,063
Operating cash flows paid for interest portion of finance leases	100	8
Financing cash flows paid for principal portion of finance leases	339	76
Right-of-use assets obtained in exchange for lease obligations
Operating leases	35,709	1,139
Finance leases	1,840	—
As of December 31, 2025 and 2024, the weighted-average remaining lease term was 8.0 years and 5.3 years for operating leases and 4.2 years and 1.2 years for finance leases, respectively. As of December 31, 2025 and 2024, the weighted-average discount rate was 7.1% and 7.5% for operating leases, respectively, and 6.9% and 6.5% for finance leases, respectively.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	As of December 31,
	2025	2024
Operating lease ROU assets, net	$52,911	$23,275

Operating lease liabilities, current	6,346	4,503
Operating lease liabilities, non-current	49,397	20,663
Total operating lease liabilities	$55,743	$25,166

Finance lease ROU assets, net [1]	$1,533	$78

Finance lease liabilities, current	355	78
Finance lease liabilities, non-current	1,224	16
Total finance lease liabilities	$1,579	$94
1.    Included in Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.

The following table presents maturity analysis of lease liabilities as of December 31, 2025:

(in thousands)
Year Ending December 31,	Operating Leases	Finance Leases
2026	$10,104	$451
2027	10,331	434
2028	9,489	434
2029	8,652	415
2030	7,262	75
Thereafter	28,104	—
Total undiscounted lease payments	73,942	1,809
Less: imputed interest	18,199	230
Total lease liabilities	$55,743	$1,579
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

(in thousands)	As of December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$95,000	$—	$95,000	$—
Note payable	2,810	—	2,810	—

(in thousands)	As of December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$95,000	$—	$95,000	$—
Note payable	3,502	—	3,502	—
Other financing	25,000	—	25,000	—

Other Financial Assets and Liabilities
In addition to the methods and assumptions used for the financial instruments discussed above, accounts receivable, net income tax receivable, accounts payable, and certain accrued expenses are measured at carrying value, which approximates fair value because of the short-term maturities of these instruments.
Note 10.    Defined Contribution Plans
The Company sponsors a defined contribution plan for its current employees. For the years ended December 31, 2025 and 2024, the Company incurred plan costs of $3.0 million and $2.0 million, respectively.
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
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Income for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of both December 31, 2025 and 2024. In September 2023, Mast filed a lawsuit against the Company in the Eastern District of Texas Federal Court, alleging, among other things, damages of approximately $6.0 million for fraudulent inducement leading to the 2021 arbitration settlement agreement and breach of said settlement agreement. Upon court order, the Company participated in separate mediations in May 2024 and December 2024, and no settlement was reached. The Company has filed a motion to stay the lawsuit and compel it to arbitration, and the Court granted that motion on January 31, 2025. As of both December 31, 2025 and 2024, the Company had recorded an estimated liability of $0.9 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets related to the potential settlement of this matter.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”) filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. In June 2024, the Company reached a settlement with Travelers for $4.5 million, resulting in a $4.3 million gain that was recorded within Selling, General and Administrative expenses on the Consolidated Statements of Income. As of both December 31, 2025 and 2024, the Company recorded the aforementioned settlement liability within Other noncurrent liabilities with the current portion within Other accrued liabilities on the Consolidated Balance Sheets. Refer to Note 7. Other Non-Current Liabilities for additional information related to this settlement.
Indemnification Agreements
The Company holds a directors’ and officers’ liability insurance policy, which is renewed annually and currently expires in July 2026. The insurance policy includes standard exclusions including for any previously pending litigation.

Other Commitments
At December 31, 2025, the Company had four outstanding letters of credit totaling $1.8 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $3.7 million at December 31, 2025 related to these letters of credit and cash held in escrow due to a customer agreement.
Note 12.    Income Taxes
The Company’s operations are located in the United States, therefore, the tax footnote includes only federal and state domestic tax obligations. For the years ended December 2025 and 2024, the Company recognized pretax income of $103.4 million and $70.2 million, respectively.
Income tax (benefit) expense was as follows:

(in thousands)	For the Year Ended December 31,
	2025	2024
Current tax expense
Federal	$2,510	$443
State	1,757	389
Total current tax expense	$4,267	$832

Deferred tax (benefit) expense
Federal	$(4,949)	$229
State	(9,941)	(139)
Total deferred tax (benefit) expense	(14,890)	90
Total tax (benefit) expense	$(10,623)	$922
A reconciliation between the Company’s effective tax rate on income before income taxes and the statutory tax rate in accordance with ASU 2023-09 is as follows:

(in thousands)	For the Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Statutory U.S. Federal tax rate	$21,706	21.0%	$14,742	21.0%
State income tax, net of federal benefit [1]	(8,520)	(8.3)%	469	0.7%
Tax credits	(839)	(0.8)%	(670)	(1.0)%

Changes in valuation allowance	(24,091)	(23.3)%	(13,390)	(19.0)%
Nontaxable and nondeductible items	520	0.5%	27	—%
Changes in unrecognized tax benefits	(443)	(0.4)%	(110)	(0.2)%
Other [2]	1,044	1.0%	(146)	(0.2)%
Effective Tax Rate	$(10,623)	(10.3)%	$922	1.3%
1    The state and local jurisdictions contributing to the majority (greater than 50%) of the tax effect in this category include Wisconsin, Pennsylvania, Illinois, and Texas.
2    Other represents the aggregation of individually insignificant reconciling items that do not meet the quantitative threshold for separate presentation in accordance with ASC 740, as amended by ASU 2023-09.
Qualitative Explanation of Effective Tax Rate Drivers
The Company’s effective tax rate of (10.3)% for 2025 differed significantly from the statutory U.S. federal rate of 21.0% primarily due to a large decrease in the valuation allowance following the Company’s removal of substantial doubt about its ability to continue as a going concern and improved financial performance. The reduction in the valuation allowance resulted in a significant tax benefit in 2025.
Significant components of deferred income tax assets and liabilities consisted of the following:

(in thousands)	As of December 31,
	2025	2024
Deferred tax assets:
Operating lease liability	$14,203	$6,420
Net operating loss carryforwards	6,035	7,454
Research and development credits	2,584	4,818
Other state credits	2,284	3,142
Inventory	2,213	3,925
Accrued warranty	2,029	3,392
Other accrued expenses	1,544	5,042
Capitalized research and development costs	—	9,884
Other	2,266	2,973
Total deferred tax assets	33,158	47,050
Valuation allowance	(183)	(38,498)
Total deferred tax assets, net of valuation allowance	$32,975	$8,552

Deferred tax liabilities:
ROU operating lease asset	$(13,452)	$(5,827)
Intangible amortization	(2,844)	(1,846)
Depreciation on property, plant and equipment	(3,357)	(2,008)
Other	—	(439)
Total deferred tax liabilities	$(19,653)	$(10,120)

Net deferred tax asset (liability)	$13,322	$(1,568)
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
Through March 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets due to significant negative evidence, about realizability of the assets, including cumulative losses and substantial doubt about its ability to continue as a going concern. Due to the successful refinancing of its debt, the Company concluded that substantial doubt about its ability to continue as a going concern no longer exists. After evaluating all available evidence, including the alleviation of substantial doubt about the Company’s ability to continue as a going concern, recent and forecasted earnings, historical performance, and the Company’s improved financial condition, management determined that it is more likely than not that its deferred tax assets will be realized. As a result, the Company released most of its valuation allowance during the second quarter of 2025 and now maintains a valuation allowance related to a capital loss carryforward resulting in total valuation allowance of $0.2 million and $38.5 million as of December 31, 2025 and 2024, respectively. For 2025, the release of the valuation allowance of $38.3 million consisted of $24.1 million of federal and $14.2 million of state deferred tax assets.
As of December 31, 2025, the Company had $6.1 million in research and development and state tax credit carryforwards which begin to expire in 2026. As of December 31, 2025, the Company had $7.6 million of state net operating loss carryforwards that are available to offset taxable income in the future. The state net operating loss carryforwards begin to expire in 2031.

Cash payments for income taxes, disaggregated by jurisdiction, were as follows:

(in thousands)	For the Year Ended December 31,
	2025	2024
Federal	$7,310	$652
State	1,708	962
Total	$9,018	$1,614
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

(in thousands)	For the Year Ended December 31,
	2025	2024
State
Wisconsin	$744	*
Pennsylvania	460	*
Illinois	*	700
Minnesota	*	126

*Jurisdiction below the threshold for the period presented
The change in unrecognized tax benefits excluding interest and penalties were as follows:

(in thousands)	For the Year Ended December 31,
	2025	2024
Balance at beginning of year	$1,696	$1,819
Additions based on tax positions related to the current year	153	129
Additions for tax positions of prior years	35	12
Reduction for tax positions of prior years	(623)	$(264)
Balance at end of year	$1,261	$1,696
The amount of unrecognized tax benefits, that if recognized, would affect the annual effective tax rate was approximately $1.3 million and $0 million as of December 31, 2025 and 2024, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2025 and 2024, the amount accrued for interest and penalties was not material.
The major jurisdictions subject to examination by the relevant tax authorities and open tax years, stated as the Company’s fiscal years, are as follows:

Jurisdiction	Open Tax Years
U.S. Federal	2017	to	2025
U.S. States	2017	to	2025
Recent Tax Legislation
The One, Big, Beautiful Bill Act (the “Act”) was signed into law on July 4, 2025. The Act contains significant tax law changes with various effective dates affecting business taxpayers. Among the tax law changes that will impact the Company relate to the timing of certain tax deductions including depreciation expense, R&D expenditures and interest expense. As a result, the Company recognized incremental tax timing benefits primarily related to the restoration of 100% bonus depreciation and the ability to immediately expense R&D costs under Section 174. These changes did not have a material impact on the Company’s overall income tax expense for the year.

Note 13.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2023	23,117	149	22,968
Net shares issued for stock awards	—	(32)	32
Balance as of December 31, 2024	23,117	117	23,000
Net shares issued for stock awards	—	(41)	41
Balance as of December 31, 2025	23,117	76	23,041
Preferred Stock
The Company is authorized to issue 5,000,000 shares of Preferred stock, par value $0.001 per share. The Preferred stock may be designated into one or more series as determined by the Board. As of December 31, 2025, the Board had authorized two series of Preferred stock. At December 31, 2025 and 2024, there were no shares of Preferred stock outstanding.
Note 14.    Stock-Based Compensation
The Company has an incentive compensation plan (the “2012 Plan”), which authorizes the granting of a variety of different types of awards including, but not limited to, non-qualified stock options, incentive stock options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), deferred stock and performance units to its executive officers, employees, consultants and Directors. The 2012 Plan is administered by the Compensation Committee of the Board and expires on May 26, 2028.
Under the 2012 Plan, 830,925 shares were initially made available for awards, with 700,000 additional shares added to the 2012 Plan in 2013. Shares that were not delivered pursuant to forfeited awards are added back to the pool of shares available for future awards.
As of December 31, 2025, the Company had 363,066 shares available for issuance of future awards. To date, the Company’s granted awards have generally been either RSAs or SARs.
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

The following table represents stock-based compensation expense and the related income tax benefits:

(in thousands)	For the Year Ended December 31,
	2025	2024
Stock-based compensation expense	$427	$89
Income tax benefit	$—	$—
SAR Awards
The Company granted 700 SAR awards in 2025 and did not grant any in 2024. The assumptions used for determining the fair value of the SARs included the following:

	For the Year Ended December 31,
	2025	2024
Market closing price of the Common Stock	$57.14	$29.75
Exercise price	$2.99 - $65.76	$2.99
Range of risk-free interest rates	3.7%	4.4%
Weighted-average volatility	92.1%	91.7%
Range of volatilities	92.1% - 92.4%	88.8% - 91.7%
Expected term	5.00 years	5.00 years
Dividend yield	—%	—%
Weighted-average grant date fair value	$40.23 - $55.13	$28.00
SAR activity for awards classified in equity consisted of the following:

Number of Shares under SARs	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	125,862	6.13	6.14	$3
Granted	—	—		—
Exercised	(50,567)	5.00		—
Forfeited	—	—		—
Expired	—	—		—
Outstanding at December 31, 2024	75,295	6.88	4.24	2
Granted	700	65.76		—
Other	1,500	—		—
Exercised	(46,575)	7.51		3
Forfeited	—	—		—
Expired	(750)	11.25		—
Outstanding at December 31, 2025	30,170	7.39	4.24	$2

Exercisable at December 31, 2024	60,295	$8.10	3.38	1
Exercisable at December 31, 2025	21,970	$7.37	3.38	1
The total fair value of SARs that vested during both 2025 and 2024 was less than $0.1 million. The total aggregate intrinsic value of SARs that vested during 2025 and 2024 was less than $0.1 million and $0.1 million, respectively. Unrecognized compensation expense related to SARs as of December 31, 2025 was less than $0.1 million. As of December 31, 2025, the weighted-average period over which the unrecognized compensation cost is expected to be recognized was approximately 2.56 years.

Restricted Stock Awards
Restricted stock activity consisted of the following:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	15,400	$3.91
Granted	15,000	23.44
Forfeited	—	—
Vested	(15,400)	3.91
Balance as of December 31, 2024	15,000	$23.44
Granted	15,000	65.76
Forfeited	—	—
Vested	(15,000)	23.44
Balance as of December 31, 2025	15,000	$65.76
The total grant date fair value of restricted stock that vested during 2025 and 2024 was $0.4 million and $0.1 million, respectively. The total aggregate fair value of restricted stock that vested during 2025 and 2024 was $1.0 million and $0.2 million, respectively. Unrecognized compensation expense related to RSAs as of December 31, 2025 was $0.9 million.
Note 15.    Earnings Per Share
The Company computes basic earnings per share by dividing net income by the weighted-average common shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings per share for 2025 and 2024. The Company issued SARs and RSAs, all of which have been evaluated for their potentially dilutive effect under the treasury stock method.
The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share basis)	For the Year Ended December 31,
	2025	2024
Numerator:
Net income – basic and diluted	$113,987	$69,279

Denominator:
Shares used in computing net income per share
Weighted-average common shares outstanding - basic	23,022	22,983
Effect of dilutive securities	44	35
Weighted-average common shares outstanding – diluted	23,066	23,018

Earnings per common share
Earnings per share of common stock – basic	$4.95	$3.01
Earnings per share of common stock – diluted	$4.94	$3.01
The aggregate number of shares excluded from the diluted earnings per share calculations because they would have been anti-dilutive were none and less than 0.1 million shares 2025 and 2024, respectively. For the twelve months ended December 31, 2025 and 2024, SARs and RSAs were not included in the diluted earnings per share calculations as they would have been anti-dilutive because the Company’s average stock price was less than or equal to the exercise price of the SARs or the grant price of the RSAs.

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

(in thousands)
Year Ending December 31,
2026	$49,937
2027	49,937
2028	95,117
2029	95,117
Total	$290,108
In February 2025, the Company entered into the MOR agreement with Weichai. The MOR agreement requires the Company to pay Weichai a fee of 1.75% of gross revenues generated by the sale of certain engines manufactured by Weichai. Fees are due on a quarterly basis. The 2025 fee is $0.1 million. The MOR agreement expires in December 2029.
During the year ended December 31, 2025, PSI and KNA, a subsidiary of Weichai, were negotiating the terms of an agreement for PSI to develop and supply a 2.4L dual-fuel engine for use by KNA in the production of materials handling equipment. Prior to entering into a written development agreement, KNA suspended its plans to purchase the engine. PSI had completed significant development milestones at the time of suspension. Effective December 31, 2025, the parties entered into a settlement agreement under which KNA paid approximately $0.5 million to resolve PSI's claims for development costs incurred. Under the settlement agreement, KNA retains the right to resume development through December 31, 2028, and is under no obligation to do so.
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
Note 18.     Subsequent Events
On January 9, 2026, the Company completed the acquisition of MTL Manufacturing & Equipment, Inc. (“MTL”), a company that specializes in the welding and fabrication of steel components, ranging from large Switchgear Sub Bases to Electrical Enclosure assemblies utilized in the data center industry, to various size fuel tanks used in power generation, for a total purchase price of $11.1 million. The acquisition is expected to enhance the Company’s competitive position in the data center market through vertical integration of MTL's specialized manufacturing capabilities. The integration is designed to provide improved supply chain control, reduced lead times, and access to MTL's established UL certifications. The acquisition occurred after December 31, 2025, but prior to the issuance of these financial statements. The initial accounting for the acquisition, including the allocation of purchase price to the assets acquired and liabilities assumed, is not yet complete. Accordingly, the financial statements do not reflect any adjustments related to this acquisition.
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) exceeded presidential authority and were therefore invalid. The President immediately replaced the IEEPA tariffs with tariffs under alternative statutory authority, though the scope and duration of future tariffs remain uncertain.
The Company is evaluating the impact of these developments on its supply chain costs and pricing. PSI may be entitled to refunds of IEEPA tariffs paid during 2025, though the process and timing for obtaining such refunds remain uncertain. To the extent the Company passed tariff costs through to customers, PSI may be required to reimburse customers for such amounts if the Company recovers IEEPA tariff refunds. The extent to which tariffs will be reimposed under alternative statutory authorities, and their ultimate scope and duration, cannot be determined at this time. Continued tariff uncertainty may materially affect the Company's costs, competitive position, and results of operations.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
As a result of management’s review of the Company’s financial and accounting records and the other work completed by the management team and its advisers, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, BDO, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025 and has issued an attestation report, which is included in Item 8. of this Annual Report on Form 10‑K.
Changes in Internal Control over Financial Reporting
There has been no change in the internal control over financial reporting during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information.
During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference herein from the 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
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
Item 11.    Executive Compensation.
The information required by this item is incorporated by reference herein from the 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference herein from the 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference herein from the 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference herein from the 2026 Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025. If the Proxy Statement is not filed with the SEC by such time, such information will be included in an amendment to this Annual Report by such time.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
2.1	†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213
2.2		Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944
3.1		Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543
3.2		Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944
3.3		Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944
3.4		Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944
4.1		Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944
10.1	††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213
10.2	††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944
10.3	††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944
10.4	††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944
10.5		Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944
10.6		Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944
10.7		Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944
10.8		First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.9		Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944
10.10	†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944
10.11		Asset Purchase Agreement dated as of May 4, 2015 by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944
10.12		Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944
10.13		Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944
10.14	†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944
10.15		Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944
10.16	††	Employment Agreement, dated June 15, 2017, by and between Power Solutions International, Inc. and John P. Miller.	8-K/A	10.1	06/21/2017	001-35944
10.17	††	Employment Agreement, dated November 28, 2017, by and between Power Solutions International, Inc. and Kenneth Winemaster.	8-K	10.1	12/04/2017	001-35944
10.18	††	Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944
10.19		Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944
10.20		First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944
10.21		Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944
10.22	††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944
10.23		First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944
10.24		Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944
10.25	††	Employment Agreement, dated as of February 15, 2021, between the Company and Lance Arnett	8-K	10.1	02/16/2021	001-35944
10.26	††	Separation Agreement and Release, dated as of February 15, 2021, between the Company and John P. Miller	8-K	10.2	02/16/2021	001-35944
10.27	††	Retirement Agreement and Release, dated as of December 14, 2021, between the Company and Kenneth Winemaster	8-K	10.1	12/17/2021	001-35944
10.28		Shareholder’s Loan Agreement, dated as of December 10, 2021, between the Company and Weichai America Corp.	8-K	10.1	12/16/2021	001-35944
10.29		Second Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 25, 2022, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2022	001-35944
10.30		Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.2	03/28/2022	001-35944
10.31		First Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.3	03/28/2022	001-35944
10.32		Addendum # 11, dated as of July 1, 2022 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.4	07/25/2022	001-35944

			Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.33	††	Employment Agreement, effective as of August 29, 2022, by and between Kenneth Li and Power Solutions International, Inc.	8-K	10.1	08/29/2022	001-35944
10.34	††	Employment Agreement, effective as of September 16, 2022, between PSI and Sidong Shao	8-K	10.1	09/22/2022	001-35944
10.35	* ††	Description of Long-Term Incentive Plan
10.36		First Amended and Restated Shareholder’s Loan Agreement, dated as of November 29, 2022, between the Company and Weichai America Corp.	8-K	10.1	12/02/2022	001-35944
10.37		Third Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 24, 2023, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/30/2023	001-35944
10.38		Third Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.2	03/30/2023	001-35944
10.39		First Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.3	03/30/2023	001-35944
10.40		Second Amendment to Strategic Collaboration Agreement, dated as of March 22, 2023, by and between the Company and Weichai Power.	8-K	10.1	03/27/2023	001-35944
10.41	††	Employment Agreement, dated as of April 24, 2023, between the Company and Constantine Xykis.	8-K	10.1	04/25/2023	001-35944
10.42		Second Amended and Restated Shareholder’s Loan Agreement, dated as of May 12, 2023, between the Company and Weichai America Corp.	8-K	10.1	05/17/2023	001-35944
10.43		Addendum # 12, dated as of June 8, 2023 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	06/13/2023	001-35944
10.44		Second Amended and Restated Shareholder’s Loan Agreement, dated as of November 29, 2023, between the Company and Weichai America Corp.	8-K	10.1	12/06/2023	001-35944
10.45		Fourth Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 22, 2024, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2024	001-35944
10.46		$30 Million Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 22, 2024, between the Company and Weichai America Corp.	8-K	10.2	03/28/2024	001-35944
10.47		$25 Million Third Amended and Restated Shareholder’s Loan Agreement, dated as of May 20, 2024, between the Company and Weichai America Corp.	8-K	10.1	05/21/2024	001-35944
10.48		Uncommitted Revolving Credit Agreement, dated as of August 30, 2024, among the Company, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	09/06/2024	001-35944
10.49		Shareholder’s Loan Agreement, dated as of August 30, 2024, between the Company and Weichai America Corp.	8-K	10.2	09/06/2024	001-35944
10.50	††	Employment Agreement, dated as of February 8, 2014, by and between Randall D. Lehner and Power Solutions International, Inc.	8-K	10.1	03/01/2024	001-35944
10.51		Separation Agreement and Release, effective as of April 24, 2025, between the Company and Randall D. Lehner.	8-K	10.1	04/30/2025	001-35944
10.52		Amendment No.1 to the 2012 Incentive Compensation Plan	8-K	10.1	07/29/2025	001-35944
10.53		Revolving Credit Agreement, dated as of July 30, 2025, among the Company , the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	07/31/2025	001-35944
10.54		Employment Agreement, effective as of September 3, 2025, by and between Zhaoying (Dorothy) Du and Power Solutions International, Inc.	8-K	10.1	09/15/2025	001-35944
19.1	*	Power Solutions International, Inc. Insider Trading Compliance Policy
21.1	*	Subsidiaries of Power Solutions International, Inc.
23.1	*	Consent of BDO USA, P.C.
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	*	Power Solutions International, Inc. Clawback Policy
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
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
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2026.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of March, 2026.

Signature	Title

/s/ Dino Xykis	Chief Executive Officer
Dino Xykis	(Principal Executive Officer)

/s/ Xun Li	Chief Financial Officer
Xun Li	(Principal Financial and Accounting Officer)

/s/ Jiwen Zhang	Chairman of the Board and Director
Jiwen Zhang

/s/ Xuesen Yang	Director
Xuesen Yang

/s/ Fuzhang Yu	Director
Fuzhang Yu

/s/ Zhao Jin	Director
Zhao Jin

/s/ Courtney Shea	Director
Courtney Shea

/s/ Frank P. Simpkins	Director
Frank P. Simpkins

/s/ Hong He	Director
Hong He