Form 10-K/A
period 2025-12-31
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2026-04-30
CIK 1137091

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
of the Exchange Act). YES ☐ NO ☒
The aggregate market value of 11,098,626 shares of the registrant’s common stock, par value $0.001 per share (the “Common Stock”) held by non-affiliates of the registrant as of June 30, 2025 was $717.9 million based on the last reported sale price on the Nasdaq market on June 30, 2025 (although the total market capitalization of the registrant as of such date was approximately $1.5 billion.) Shares of the registrant’s Common Stock held by each executive officer and director and by each person who holds 10% or more of the outstanding Common Stock have been excluded in that such persons
may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes
.
As of April 23, 2026, there were 23,050,450 outstanding shares of the Common Stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None.

-i-
EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form
10-K/A
amends the Annual Report on Form
10-K
for the year ended December 31, 2025 of Power Solutions International, Inc. (“PSI” or the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 (the “Original
10-K”)
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

The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation; the factors discussed in Item 1A. Risk Factors in the Original 10-K; the impact of the macro-economic environment in both the U.S. and internationally on our business and expectations regarding growth of the industry; uncertainties arising from global events (including the Russia-Ukraine, Israel-Hamas and the U.S./Israel-Iran conflicts), natural disasters or pandemics, and their impact on material prices; the effects of strategic investments on our operations, including our efforts to expand our global market share and actions taken to increase sales growth; the ability to develop and successfully launch new products; labor costs and other employment-related costs; loss of suppliers and disruptions in the supply of raw materials; the Company’s ability to continue as a going concern; the Company’s ability to raise additional capital when needed and its liquidity; uncertainties around the Company’s ability to meet funding conditions under its financing arrangements and access to capital thereunder; the potential acceleration of the maturity at any time of the loans under the Company’s uncommitted revolving credit agreement through the exercise by any lender of its demand right in its Revolving Credit Agreement; the impact of rising interest rates; changes in economic conditions, including inflationary trends in the price of raw materials; our reliance on information technology and the associated risk involving potential security lapses and/or cyber-attacks; the ability of the Company to accurately forecast sales, and the extent to which sales result in recorded revenues; changes in customer demand for the Company’s products; volatility in oil and gas prices; the impact of U.S. tariffs on imports and exports; the impact of supply chain interruptions and raw material shortages, including compliance disruptions such as the Uyghur Forced Labor Prevention Act (the “UFLPA”) delaying goods from China; the potential impact of higher warranty costs and the Company’s ability to mitigate such costs; any delays and challenges in recruiting and retaining key employees consistent with the Company’s plans; the potential effects of damage to our reputation or other adverse consequences if our employees, suppliers, sub-suppliers or other contract parties, agents or business partners violate anti-bribery, competition, export and import, trade sanctions, data privacy, environmental, human rights or other laws; and the impact of unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities.

The Company’s forward-looking statements are presented as of the date hereof. Except as required by law, the Company expressly disclaims any intention or obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS AND EXECUTIVE OFFICERS
Directors
The following table and biographical summaries set forth, with respect to each member of the Board of Directors for the Company (the “Board”) as of April 23, 2026, their committee membership, their age, the year in which they first became a director of the Company, and whether or not Weichai America Corp. (“Weichai America”), a wholly-owned subsidiary of Weichai Power Co., Ltd (“Weichai Power”) (Weichai America and Weichai Power, herein together referred to as “Weichai”) designated such director to serve on the Board pursuant to the Investor Rights Agreement (as described in the “Related Person Transactions” section in this Amendment) entered into by the Company and Weichai:

Name	Position	Committee	Age	Director Since	Weichai Designee
Jiwen Zhang	Chairman of the Board	Strategic (Chair); Nominating (Chair)	55	2023	Yes
Zhao Jin	Director	Strategic	40	2025	Yes
Xuesen Yang	Director	Nominating, Compensation	46	2025	Yes
Courtney Shea	Director	Audit; Compensation	65	2025	No
Frank P. Simpkins	Director	Audit (Chair); Nominating; Strategic	63	2017	No
Hong He	Director	Audit; Compensation (Chair)	57	2019	No
Fuzhang Yu	Director	Compensation	39	2023	Yes

Jiwen Zhang	Age: 55	Chairman of the Board
PSI Committee:
• Strategic Committee (Chair)
• Nominating (Chair)
Biograph
y: Mr. Jiwen Zhang has served as a director and Chairman of the Board of the Company since March 29, 2023. Mr. Zhang also has served as the Chair of the Strategic Committee since May 4, 2023.
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

Zhao Jin	Age: 40	PSI Committee:
• Strategic
Biograph
y: Mr. Zhao Jin currently serves as Vice General Manager of Weichai Holding Group Co., Ltd., a multi-field and multi-industry international group. He brings extensive experience in international business operations and cross-regional management, having held various leadership positions across multiple Weichai subsidiaries and international affiliates. Mr. Jin’s current and recent leadership roles include Chairman of Ferretti International Holding S.P.A., Director of Ferretti S.P.A., Chairman of Supervisory Board of Société Internationale des Moteurs Baudouin, and Chairman of Weichai Middle East FZE. He previously served as General Manager and Chairman of Shandong Weichai Import and Export Co., Ltd., and held senior executive positions at Weichai Power Equipment Co., Ltd., including Chairman and General Manager roles. Mr. Jin has specialized expertise in international sales, overseas marketing of power equipment, and cross-regional business management.
Mr. Jin earned his Bachelor’s degree in Thermal Energy & Power Engineering from Harbin Institute of Technology in 2005. Mr. Jin serves on the Board as a Weichai designee.

Xuesen Yang	Age: 46	PSI Committee:
• Nominating
• Compensation
Biograph
y: Mr. Xuesen Yang currently serves as Vice President of Weichai Holding Group Co., Ltd., and has served as Chairman and Chief Operating Officer of Weichai America Corp. since October 1, 2025. He has over 20 years of extensive executive-level experience within the Weichai organization, with responsibilities for overseeing investment strategy, planning, and program management, including managing fixed asset investments.
Mr. Yang holds a Master’s degree in Technical Economy and Management from Tianjin University (2005) and a Bachelor’s degree in Business Administration from Hebei Institute of Architectural Science and Technology (2003). Mr. Yang serves on the Board as a Weichai designee.

Courtney Shea	Age: 65	PSI Committees:
• Audit Committee
• Compensation Committee
Biograph
y: Ms. Shea has over 30 years’ experience in U.S. public finance in which she served as both a municipal advisor and investment banker working with state and local governments, not for profits and universities, in their issuance of municipal bonds. Ms. Shea served as the Managing Member of Columbia Capital Management, a national municipal advisory firm, from September 2013 until her retirement from the firm in April 2021. Prior to her tenure at Columbia Capital Management, Ms. Shea was an investment banker with several Wall Street firms, including serving as National Head of Public Finance at a division of ABN AMRO for five years. Ms. Shea has served as an independent director and member of Audit, Environmental and Social Responsibility, Finance and Risk Oversight Committees of Assured Guaranty Ltd., a public company listed on the New York Stock Exchange since May 2021. Ms. Shea was an independent director and Audit Committee chair of the Professional Diversity Network from March 2019 until August 2024. Additionally, she serves on several not-for-profit
boards, including the Joffrey Ballet and the Milken Institute Center for Financial Markets Public Finance Advisory Council. Ms. Shea was a founding member of Women in Public Finance, a women’s professional organization founded in 1996, and has been a Certified Director by the National Association of Corporate Directors. Ms. Shea holds a Cybersecurity Certification from the Private Directors Association. Ms. Shea is an Illinois licensed attorney.
Ms. Shea has a Bachelor’s degree in Economics from University of Notre Dame, a Juris Doctor degree from Loyola University Law School, and a Masters of Business Administration degree from University of Chicago Graduate School of Business.
Ms. Shea brings to the Board skills and experience in finance, auditing and risk management.

Frank P. Simpkins	Age: 63	PSI Committees:
• Audit Committee (Chair)
• Nominating Committee
• Strategic Committee
Biograph
y: Mr. Simpkins has served as a director of the Company since July 13, 2017. Mr. Simpkins is the Chair of the Audit Committee and is also a member of the Nominating Committee and the Strategic Committee.
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
Mr. Simpkins served as a member of the Board of Directors of Exro Technologies Inc., and as the Chair of the Audit Committee and a member of the Nominating and Governance Committee, from July 2023 until November 2025.
He holds a Bachelor of Science degree in Accounting from Pennsylvania State University. Mr. Simpkins qualifies as an “Audit Committee Financial Expert” under applicable SEC regulations and has substantial public-company reporting experience gained from his roles as Chief Financial Officer during his career.
Mr. Simpkins brings to the Board significant management experience, as well as his experience as a Chief Financial Officer.

Hong He	Age: 57	PSI Committees:
• Audit Committee
• Compensation Committee (Chair)
Biograph
y: Mr. He has served as a director of the Company since November 14, 2019. Mr. He is the Chair of the Compensation Committee and is also a member of the Audit Committee.
Mr. He served as Director, Financial Planning & Analysis for CytomX Therapeutics (“CytomX”), a Nasdaq-listed biotechnology company, from February 2021 to March 2025, and previously served as a Consultant to CytomX beginning in February 2020. Previously, Mr. He served as Director of Finance and Reporting for Blackthorn Therapeutics, a clinical-stage biotechnology company, from June 2019 to December 2019. Prior to that, Mr. He served as the Head of Finance at GenapSys, Inc. from 2018 until May 2019. From 2014 until 2018, Mr. He was the Finance Director of SciClone Pharmaceuticals, Inc., a Nasdaq-listed specialty pharmaceutical company with its main operations in China.

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
Mr. He brings to the Board substantial financial and managerial experience gained through leadership roles at public companies.

Fuzhang Yu	Age: 39	PSI Committee:
• Compensation Committee
Biograph
y: Mr. Yu has served as a director of the Company since July 2023. In addition, Mr. Yu is a member of the Compensation Committee.
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
Mr. Yu earned his Bachelor’s degree in Management from Beijing Forestry University, China in 2009. Mr. Yu is a China certified public accountant.
Mr. Yu brings to the Board extensive accounting experience as well as management experience through his roles at engine manufacturers. Mr. Yu serves on the Board as a Weichai designee.
Executive Officers
The following table sets forth certain information with respect to the Company’s executive officers as of April 23, 2026.

Name	Age	Executive Officer Since	Present Position with the Company
C. (Dino) Xykis	67	2021	Chief Executive Officer
Xun (Kenneth) Li	56	2022	Chief Financial Officer
Zhaoying (Dorothy) Du	48	2025	General Counsel and Corporate Secretary
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
Zhaoying (Dorothy) Du
was appointed General Counsel and Corporate Secretary of Power Solutions International, Inc. on September 15, 2025. As General Counsel and Corporate Secretary, Ms. Du has responsibility for the Company’s legal affairs, corporate governance, compliance, risk management, securities, and related functions, and supports the Chief Executive Officer and Board of Directors on legal and strategic matters. Ms. Du has 20 years of experience providing strategic legal counsel to U.S. and multinational companies, leading initiatives to address complex commercial and regulatory matters, helping businesses manage risks, drive innovation, and implement pragmatic legal solutions that support business success. From March 2025 to September 2025, Ms. Du led the global supply chain legal team of Lenovo, a publicly traded company. She was a member of the Lenovo global supply chain executive leadership team, advising on procurement, factory setup, trade compliance, regulatory risks, and contract negotiations across global operations. From February 2016 to March 2025, Ms. Du served as Global Head of Legal of Motorola Mobility, a Lenovo company, where she was a member of the executive leadership team, overseeing matters including artificial intelligence, R&D, commercial contracts, intellectual property, compliance, data privacy and information security, corporate governance, corporate secretary, litigation, and other legal functions. From 2013 to 2016, she served as General Counsel of the China operations and Senior Counsel for compliance and risk management at The Warranty Group (now part of Assurant, Inc.). From 2005 to 2012, Ms. Du served as
Co-Chair
of the APAC Practice Group at Freeborn & Peters (now part of Smith, Gambrell & Russell, LLP) and as an attorney at Sonnenschein Nath & Rosenthal, LLP (now Dentons LLP), advising on cross-border transactions, securities, corporate governance, mergers and acquisitions, financing, compliance, and other complex matters.
Ms. Du holds a Juris Doctor degree from the University of Missouri – Kansas City School of Law, a Master of Arts degree in Political Science from the University of Georgia, and a Bachelor of Law degree from Sun
Yat-Sen
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
To the Company’s knowledge, including PSI’s review of the copies of such reports furnished to the Company and written representations that no other reports were required during 2025, all Section 16(a) filing requirements were satisfied on a timely basis, except the following reports: (i) Two Form 4s filed on January 17, 2025 and January 27, 2025 (reporting one and three transactions, respectively) for Gary Winemaster, who beneficially owned more than ten percent of the Common Stock at that time; (ii) One Form 4 filed on June 4, 2025 (reporting four transactions) for Constantine Xykis. An amended Form 4 was subsequently filed on June 12, 2025 to correct the transaction date reported in the original filing; (iii) One Form 3 filed on January 6, 2026 for Xuesen Yang; and (iv) One Form 3 filed on January 6, 2026 for Zhao Jin.
CORPORATE GOVERNANCE
Audit Committee
The Company has a separately designated Audit Committee. Each member of the Audit Committee is financially literate, and the Board has determined that each of Mr. Simpkins, the Chair of the Audit Committee, and Mr. He and Ms. Shea qualify as an “Audit Committee Financial Expert” as defined in applicable SEC rules because each meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The Board has determined that each of Mr. Simpkins, Ms. Shea and Mr. He meets the independence requirements for audit committee members under Nasdaq rules.
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
Compensation Committee Interlocks and Insider Participation
The Company has a separately designated Compensation Committee consisting of Mr. He, the Chair, Ms. Shea, Mr. Yang and Mr. Yu. None of Mr. He, Ms. Shea, Mr. Yang or Mr. Yu, the members of the Compensation Committee, was an officer or employee of the Company during the Company’s last fiscal year or had any relationship requiring disclosure by the Company pursuant to Item 404 of Regulation
S-K.
There are no interlocking relationships requiring disclosure by the Company pursuant to Item 407(e)(4)(iii) of Regulation
S-K.
Insider Trading Policy; Hedging and Pledging Policy
The Company has an Insider Trading Compliance Policy (the “Policy”), as last updated on August 8, 2023, that sets forth terms, conditions, timing, limitations, and prohibitions with respect to trading in the Company’s securities. The Insider Trading Policy prohibits all “Covered Persons” (defined below) from trading in the Company’s securities while in possession of material nonpublic information. In addition, the Policy explicitly prohibits the following activities by Covered Persons, even in instances where the transaction could be completed pursuant to an arrangement that complies with Rule
10b5-1(c)
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

Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
The named executive officers for the year ended December 31, 2025, were:

•	C. (Dino) Xykis, Chief Executive Officer;

•	Xun (Kenneth) Li, Chief Financial Officer; and

•	Zhaoying (Dorothy) Du, General Counsel and Corporate Secretary
Summary Compensation Table
The table below summarizes our named executive officers’ compensation for the services rendered to the Company, in all capacities, for the years ended December 31, 2025, and 2024.

Name and Principal Position	Year	Salary	Bonus (1)	Option/SAR Awards	Nonequity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
C. (Dino) Xykis	2025	$598,276	$816,790	—	$945,612	$64,538	$2,425,216
Chief Executive Officer	2024	$539,846	$71,985	—	$534,674	$62,728	$1,209,233
Xun (Kenneth) Li	2025	$403,214	$420,827	—	$462,302	$17,757	$1,304,100
Chief Financial Officer	2024	$385,851	$38,585	—	$264,166	$14,574	$703,176
Zhaoying (Dorothy) Du (4)	2025	$111,000	$30,000	—	$128,765	$7,611	$277,376
General Counsel and Corporate Secretary	2024	—	—	—	—	—	—
Randall Lehner (5)	2025	$94,231	—	—	—	$355,755	$449,986
General Counsel	2024	$282,692	$38,500	—	$201,624	$19,508	$542,324

(1)
The amounts reported for each named executive officer in this column for 2025 include (i) for Mr. Xykis: $816,790 for the 2025 LTI Plan, which is described below under “
Long Term Incentive Plan
”; (ii) for Mr. Li $420,827 for the 2025 LTI Plan payment; and (iii) for Ms. Du $30,000 as a one-time
bonus.

(2)
The amounts reported for each named executive officer in this column for 2025 represent their 2025 Key Performance Indicator (“KPI”) Plan, amounts. A description of the Company’s 2025 KPI plan is set forth below under “
2025 Key Performance Indicator Plan;
”

(3)
The reported amounts for 2025 in the “All Other Compensation” column include (i) for Mr. Xykis: (a) $2,338 for life insurance premiums, (b) $44,700 for automobile-related expenses (including an automobile and automobile lease allowances) and (c) $17,500 for 401(k) matching contributions; (ii) for Mr. Li (a) $17,500 for 401(k) matching contributions and (b) $257 for life insurance premiums; (iii) for Ms. Du: (a) car allowance of $3,200, (b) $4,342 for 401(k) matching contributions and (c) $69 for life insurance premiums; and (iv) Mr. Lehner: (a) car allowance of $2,400, (b) $16,528 for 401(k) matching contributions and (c) $336,827 related to severance.

(4)	Ms. Du joined the Company on September 3, 2025. The amounts reported for Ms. Du reflect compensation earned from her start date through December 31, 2025.
(5)	Mr. Lehner joined the Company effective March 4, 2024 and Mr. Lehner and the Company mutually agreed to terminate the Lehner Employment Agreement, effective April 24, 2025.
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
and
non-solicitation
covenants applicable for
one-year
post-termination.
Zhaoying (Dorothy) Du.
The Company has an employment agreement with Ms. Du (the “Du Employment Agreement”) effective September 3, 2025 related to her employment as General Counsel. The Du Employment Agreement provides that Ms. Du’s employment is “at will” and may be terminated at any time by either party. The Du Employment Agreement provides for: (i) an annual base salary of $370,000, subject to increase from time to time; (ii) a sign-on
bonus of $30,000; (iii) eligibility to participate in the Company’s Key Performance Indicator Plan (the “KPI”) at a target amount equal to 50% of her base salary; (iv) eligibility to participate in the Company’s Long Term Incentive Plan (the “LTI”) with a target LTI bonus equal to 60% of her base salary; (v) eligibility to receive an award of 700 Stock Appreciation Rights with a strike price determined by the Compensation Committee at the grant date, to be vested in three equal installments on the anniversaries of the grant date; (vi) eligibility at the executive level and on par with the Chief Financial Officer, to participate in any Company equity or long-term incentive program, including any rolling LTI program established for 2026 or thereafter, subject to Board-approved terms and conditions; and (vii) eligibility to receive a vehicle allowance of $800 per month. In the event that Ms. Du’s employment is terminated by the Company without Cause (as defined in the Du Employment Agreement) during the employment term, she will be entitled to receive, among other things, (i) severance equal to base salary for nine months if her employment period is less than 48 months, and for one year if her employment period is 48 months or longer; and (ii) any unpaid awarded KPI and LTI bonuses. In addition, pursuant to the Du Employment Agreement, if Ms. Du terminates her employment for Good Reason (as defined in the Du Employment Agreement) within 12 months following a Change in Control (as defined in the Du Employment Agreement), such termination will be treated as a termination without Cause, and Ms. Du will be entitled to receive the severance payments and benefits described above. The Du Employment Agreement restricts Ms. Du from competing with the Company during the term of the agreement and for one year after termination of her employment with the Company. The Du Employment Agreement also restricts Ms. Du from soliciting the Company’s customers or employees during the term of the agreement and for one year after termination of her employment with the Company
.
Randall Lehner.
On February 8, 2024, the Company entered into an employment agreement with Mr. Lehner (the “Lehner Employment Agreement”). The Lehner Employment Agreement provides that Mr. Lehner’s employment is “at will” and may be terminated at any time by either party. The Lehner Employment Agreement provides for: (i) an annual base salary of $350,000, subject to increase from time to time; (ii) eligibility to participate in the Company’s Key Performance Indicator Plan (the “KPI”) at a target amount equal to 50% of his base salary; (iii) eligibility to participate in the Company’s Long Term Incentive Plan (the “LTI”) with a target LTI bonus equal to 60% of his base salary; and (iv) eligibility to receive a vehicle allowance of $800 per month. In the event that Mr. Lehner’s employment is terminated by the Company without Cause (as defined in the Lehner Employment Agreement) during the employment term, he will be entitled to receive, among other things, (i) severance equal to base salary for nine months if his employment period is less than 48 months, and for one year if his employment period is 48 months or longer; and (ii) any unpaid awarded KPI and LTI bonuses. The Lehner Employment Agreement restricts Mr. Lehner from competing with the Company during the term of the agreement and for one year after termination of his employment with the Company. The Lehner Employment Agreement also restricts Mr. Lehner from soliciting the Company’s customers or employees during the term of the agreement and for one year after termination of his employment with the Company.

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
2025 Key Performance Indicator Plan
The named executive officers were eligible to earn a cash incentive award for 2025 under the Company’s KPI plan established for 2025 (the “2025 KPI Plan”). For 2025, the annual target incentive opportunity for each named executive officer as a percentage of his or her base salary for the year was 70% for Mr. Xykis, 50% for Mr. Li, and 50% for Ms. Du, with their individual cash incentive awards weighted as follows: (i) for Mr. Xykis, 80% was tied to Company performance relative to the Company performance metrics and 20% was tied to individual performance; and (ii) for Mr. Li and Ms. Du, 70% was tied to Company performance relative to the Company performance metrics and 30% was tied to individual performance.
The following two separately weighted performance metrics were established as the Company’s performance metrics under the 2025 KPI Plan: (i) gross revenue (less tariffs) and
(ii) pre-tax
income. Weightings, performance thresholds and payout ranges are shown in the table below with no payout earned for performance below the threshold. Set forth in the table below are the weightings, performance thresholds and payout ranges for each Company performance metric (dollars in millions).

Performance Payout Threshold (interpolation used between these points)	Revenue (in millions) ( 50% of Goal)	Pre-tax Income (in millions) ( 50% of Goal)
0% Target	$476	$71
100% Target	$600	$82
200% Target	$650	$94
300% Target	$700	$106
The Company’s 2025 performance in relation to the 2025 KPI Plan’s Company performance metrics resulted in the Company’s performance metrics being achieved at approximately 288.6% of target, as shown below (dollars in millions).

Performance Metric	Weighting (%)	2025 Actual Performance (in millions)	Earned (%)	Achieved (%)
Revenue (less tariffs)	50%	$704.7	300%	150%
Pre-Tax Income	50%	$103.4	277%	138.6%
Total Company Performance Achievement	100%			288.6%
Each named executive officer’s award under the 2025 KPI Plan is shown above in the “Nonequity Incentive Plan Compensation” column of the “
Summary Compensation Table
.
”
2012 Incentive Compensation Plan
The Company maintains the 2012 Incentive Compensation Plan (as amended, the “2012 Plan”), which provides for the grant to employees, directors and consultants of awards of stock options, stock appreciation rights, restricted shares, restricted stock units, deferred stock, performance units, other share-based awards and cash-based awards. The maximum aggregate number of shares of Common Stock that may be issued under the 2012 Plan is 379,516 shares, which may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner. Unless otherwise provided in an award agreement, upon the occurrence of a Change in Control (as defined in the 2012 Plan) or a grantee’s termination of service by the Company without Cause (as defined in the 2012 Plan) or by the grantee for Good Reason (as defined in the 2012 Plan), in either case with two (2) years after the Change in Control event, all unvested awards shall vest, and for performance awards, all unearned or unvested awards shall be earned and vested based on performance achieved (as determined by the Compensation Committee) on a pro rata basis. In addition, upon a Change in Control, the Compensation Committee make adjustments to outstanding awards to reflect the Change in Control, cause such awards to be assumed or replaced by the surviving entity, as applicable, and with respect to stock options and SARs, cancel awards having exercise prices greater than the Change in Control Price (as defined in the 2012 Plan) or cash out such awards. The Company granted 700 SARs to Ms. Du under the 2012 Plan during the fiscal year ended December 31, 2025.

2026 Phantom Unit Plan
On March 6, 2026, the Board approved the Power Solutions International, Inc. 2026 Phantom Unit Plan (the “Phantom Unit Plan”). The Phantom Unit Plan provides for the grant of cash-settled awards (“Phantom Units”) to eligible service providers, including the named executive officers, tied to the fair market value of the Company’s common stock. Each Phantom Unit represents an unfunded and unsecured obligation of the Company to make a cash payment equal to the average fair market value per share of the Company’s common stock over the thirty (30) trading days immediately preceding the applicable vesting date. Phantom Units do not represent actual equity interests in the Company, carry no voting rights, and do not entitle participants to dividends.
Phantom Units vest in three equal annual installments, with the first installment vesting on the vesting commencement date and the remaining installments vesting on each of the first and second anniversaries thereof, subject to the participant’s continuous service. Accelerated vesting of all unvested Phantom Units occurs upon (i) termination of service due to death or disability, (ii) a Change in Control (as defined in the Phantom Unit Plan) in which the acquiror does not assume or substitute the outstanding awards, or (iii) an involuntary termination or resignation for Good Reason (as defined in the Phantom Unit Plan) within twenty-four (24) months following a Change in Control in which the awards were assumed or substituted. Settlement is made in a lump sum cash payment within sixty (60) days following the applicable vesting date. Awards are subject to the Company’s clawback and recoupment policies. The Phantom Unit Plan is governed by Delaware law.
OUTSTANDING EQUITY AWARDS AT 2025 YEAR-END
The table below shows outstanding SAR awards as of December 31, 2025, held by each named executive officer. No stock awards remained outstanding for any named executive officers as of December 31, 2025.

	Option/SAR Awards
Name	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable		Option/SAR Exercise Price ($)	Option/SAR Expiration Date
C. (Dino) Xykis	—	28,334	2	2.99	April 25, 2033
Xun (Kenneth) Li	—	7,500	2	2.00	September 2, 2032
Zhaoying (Dorothy) Du	—	700	3	65.76	December 11, 2035

(1)
The amount reported represents Mr. Xykis’ outstanding SAR award, effective April 25, 2023, under the 2012 Plan, which vests and becomes exercisable in three equal installments on April 25, 2024, April 25, 2025 and April 25, 2026.

(2)
The amount reported represents Mr. Li’s outstanding SAR award, effective September 2, 2022, under the 2012 Plan, which vests and becomes exercisable in four equal installments on September 2, 2023, September 2, 2024, September 2, 2025 and September 2, 2026.

(3)
The amount reported represents Ms. Du’s outstanding SAR award, effective December 11, 2025, under the 2012 Plan, which vests and becomes exercisable in three equal installments on December 11, 2026, December 11, 2027 and December 11, 2028.

Potential Payments Upon Termination or Change in Control
As of December 31, 2025, the Company had employment agreements with Messrs. Xykis and Li and Ms. Du that provided for payments upon termination without “cause.” A summary of the payments that Messrs. Xykis’, Li’s and Ms. Du’s employment agreements provide for upon a termination without “cause” is summarized above under the heading, “
Employment Agreements with Named Executive Officers
.”
Other than these arrangements, the Change in Control provision in the Du Employment Agreement described above, accelerated vesting of equity awards under the 2012 Plan, and accelerated vesting of Phantom Units under the Phantom Unit Plan as described above, the Company does not have any other compensatory plans or arrangements in place that provide for any payments or benefits upon the resignation, retirement or any other termination of any of the named executive officers, as the result of a change in control, or from a change in any named executive officer’s responsibilities following a change in control.
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
The table below summarizes the compensation paid to each director for their service on the Board for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Jiwen Zhang (4)	$132,000	—	$132,000
Courtney Shea (2)	$10,909	$328,800	$339,709
Frank P. Simpkins	$145,500	$328,800	$474,300
Xuesen Yang (3)(4)	$30,925	—	$30,925
Hong He	$131,000	$328,800	$459,800
Fuzhang Yu (4)	$21,925	—	$21,925
Zhao Jin (4) (5)	$17,425	—	$17,425
Gengsheng Zhang (6)	—	—	—
Kenneth W. Landini (7)	$67,500	—	$67,500
Kui Jiang (8)	$74,710	—	$74,710

(1)
Reflects the aggregate grant date fair value of restricted stock granted to Ms. Shea and Messrs. Simpkins and He on December 11, 2025, which will vest on July 24, 2026, and related to their 2025 Board service. The grant date fair value is computed in accordance with FASB ASC Topic 718. As of December 31, 2025, Ms. Shea and Messrs. Simpkins and He each had 5,000 unvested shares of restricted stock. Mr. Landini’s 5,000 shares of restricted stock granted on December 12, 2024, vested on July 10, 2025, prior to his resignation from the Board on July 23, 2025. Mr. Landini did not receive a restricted stock grant in 2025.

(2)
On July 24, 2025, Ms. Shea was appointed to the Board, effective as of that date and will continue to serve until the Company’s 2026 annual meeting of stockholders or until her successor is duly elected and qualifies.

(3)
On October 9, 2025, Mr. Yang was appointed to the Board, effective as of that date and will continue to serve until the Company’s 2026 annual meeting of stockholders or until his successor is duly elected and qualifies.

(4)	On November 11, 2025, the Weichai board members were granted compensation as part of the board effective October 9, 2025.
(5)
On October 9, 2025, Mr. Jin was appointed to the Board, effective as of that date and will continue to serve until the Company’s 2026 annual meeting of stockholders or until his successor is duly elected and qualifies.

(6)	On October 9, 2025, Mr. Zhang resigned as a member of the Board, effective as of that date.
(7)	On July 23, 2025, Mr. Landini resigned as a member of the Board, effective as of that date.
(8)	On October 9, 2025, Mr. Jiang resigned as a member of the Board, effective as of that date. Mr. Jiang has earned fees for his 2025 Board and Committee services but not been paid such fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s Common Stock as of April 23, 2026, by:

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

Beneficial ownership of Common Stock is based on 23,050,450 shares of Common Stock issued and outstanding as of April 23, 2026.

Except as otherwise indicated in the footnotes, each of the beneficial owners listed has, to the Company’s knowledge, sole voting and investment power with respect to the indicated shares of Common Stock. Addresses for the beneficial owners are set forth in the footnotes to the table.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percent of Outstanding Common Stock
Directors:
Jiwen Zhang	—	—
Courtney Shea	5,000	*
Frank P. Simpkins	30,000	*
Hong He	23,750	*
Fuzhang Yu	—	—
Xuesen Yang	—	—
Zhao Jin	—	—
Executive Officers:
C. Dino Xykis	0	—
Xun (Kenneth) Li	4,592	*
Zhaoying (Dorothy) Du	—	—
All executive officers and directors as a group (10 individuals)	63,342	*
Parties owning beneficially more than 5% of the outstanding shares:
Kenneth Winemaster(2)	2,211,274	9.6%
Gary S. Winemaster(3)	1,455,259	6.3%
Weichai(4)	10,599,759	46%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each individual is 201 Mittel Drive, Wood Dale, Illinois 60191.
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

(3)

According to the Schedule 13D/A filed with the SEC on September 22, 2025, Gary Winemaster is the beneficial owner of 1,455,259 shares of Common Stock, with the sole power to vote, or direct the vote, and to dispose, or direct the disposition, of 1,454,578 shares of Common Stock and the shared power to vote, or direct the vote, and to dispose, or direct the disposition, of 681 shares of Common Stock.

(4)

According to the Form 4 filed with the SEC on September 15, 2025, Weichai America Corp. holds shared voting power with respect to 10,599,759 shares of Common Stock and shared dispositive power with respect to 10,599,759 shares of Common Stock with Weichai Power and Shandong Heavy Industry Group Co., Ltd. The business address of Weichai America Corp. is 3100 Golf Road, Rolling Meadows, IL 60008.

Equity Compensation Plan Information

The following table summarizes information regarding the securities that may be issued under the 2012 Plan as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	30,170	(1)	$7.39	(2)	363,066	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	30,170		$7.39		363,066

(1)	Includes outstanding stock appreciation rights.
(2)	Represents the weighted average exercise price of outstanding stock appreciation rights.
(3)	Includes shares remaining available for issuance under the 2012 Plan as of December 31, 2025.
(4)

The Company also maintains the 2026 Phantom Unit Plan, which provides for cash-settled awards only and does not authorize the issuance of any shares of Common Stock. Accordingly, the Phantom Unit Plan is not reflected in the table above.

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

Related Person Transactions

Other than as described below, during the years ended December 31, 2025, and 2024, the Company did not enter into any related person transactions.

Weichai

Weichai America Corp. (“Weichai America”), a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”), owns approximately 46.0% of the outstanding shares of the Company’s Common Stock as of December 31, 2025. For a detailed description of the Company’s historical transactions with Weichai, including the Share Purchase Agreement, the Investor Rights Agreement (the “Rights Agreement”), the Shareholders Agreement with the Founders, and the Shareholder Loan Agreement, see Note 1 (Stock Ownership and Control), Note 3 (Weichai Transactions) and Note 16 (Related Party Transactions) to the Consolidated Financial Statements included in the Original 10-K.

The Rights Agreement provides Weichai with representation on the Company’s Board and management representation rights. As of the date of this filing, Weichai has four representatives on the Board, which constitutes the majority of the directors serving on the Board.

The Company and Weichai executed a strategic Collaboration Agreement on March 20, 2017, as amended (the “Collaboration Agreement”), in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experiences, expertise and resources. The Collaboration Agreement expired on March 20, 2026. The Company has received a renewal notice from Weichai and is in the process of negotiating the renewal of the Collaboration Agreement; however, no formal extension has been executed as of the date of this filing. The Company’s sales to Weichai were $1.3 million and $1.8 million during 2025 and 2024, respectively. The Company purchased $39.8 million and $21.5 million of inventory from Weichai during 2025 and 2024, respectively.

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

(in thousands)
Year Ending December 31,
2026	$49,937
2027	$49,937
2028	$95,117
2029	$95,117
Total	$290,108

In February 2025, the Company entered into the MOR agreement with Weichai. The MOR agreement requires the Company to pay Weichai a fee of 1.75% of gross revenues generated by the sale of certain engines manufactured by Weichai. Fees are due on a quarterly basis. The 2025 fee is $0.1 million. The MOR agreement expires in December 2029.

During the year ended December 31, 2025, PSI and KION North America Corporation (“KNA”), a subsidiary of Weichai, were negotiating the terms of an agreement for PSI to develop and supply a 2.4L dual-fuel engine for use by KNA in the production of materials handling equipment. Prior to entering into a written development agreement, KNA suspended its plans to purchase the engine. PSI had completed significant development milestones at the time of suspension. Effective December 31,2025, the parties entered into a settlement agreement under which KNA paid approximately $0.5 million to resolve PSI’s claims for development costs incurred. Under the settlement agreement, KNA retains the right to resume development through December 31, 2028, and is under no obligation to do so.

Director Independence

The Board has determined that the Company is a “controlled company,” as defined in Rule 5615(c)(1) of the Nasdaq Marketplace Rules. The Board has based this determination on the fact that Weichai, through its direct ownership of approximately 46% of the Company’s outstanding Common Stock, combined with enforceable irrevocable proxies and voting agreements over the Founders’ shares pursuant to the Shareholders Agreement dated March 20, 2017, holds more than 50% of the voting power for the election of directors. The Company and Weichai have entered into a Shareholders Agreement with the Company’s founders (the “Founders”), pursuant to which the Founders have agreed to vote in favor of Weichai’s designees to the Board and for certain other matters. The Founders currently beneficially own at least approximately 6.3% of the Company’s Common Stock as of September 18, 2025. Under the Nasdaq rules, a company where more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including:

•	a majority of the Board consists of independent directors;

•	PSI’s Nominating Committee be composed entirely of independent directors; and

•	PSI’s Compensation Committee be composed entirely of independent directors.

In addition to the Nasdaq independence requirements, the Company also applies the independence guidelines set forth in its Corporate Governance Guidelines, which are available on the Company’s website at www.psiengines.com in the “Investors” section, under “Governance” and which are substantially similar to the Nasdaq’s director independence requirements and “controlled company” exemptions. Consistent with this requirement, based on the review and recommendation of the Nominating Committee, the Board reviewed all relevant identified transactions or relationships between each of the Company’s directors, former directors, or any of their family members, and PSI, the Company’s senior management and the Company’s independent registered public accounting firm, and has affirmatively determined that each of Messrs. He, Simpkins and Ms. Shea meet the standards of independence under the applicable Nasdaq listing standards. In making this determination, the Board found Messrs. He, Simpkins and Ms. Shea to be free of any relationship that would impair their individual exercise of independent judgment with regard to the Company. The Board has also determined that each member of its Audit Committee is independent under Nasdaq Rule 5605(a)(2). The Board found that Messrs. Jiwen Zhang, Zhao Jin, Xuesen Yang and Fuzhang Yu are not independent under the applicable Nasdaq listing standards.

Item 14. Principal Accounting Fees and Services.

AUDIT-RELATED MATTERS

Independent Registered Public Accounting Firm Fees

The following table shows the fees for professional services rendered to us by BDO USA, P.C. (“BDO”) for services in respect of the years ended December 31, 2025, and 2024.

	2025	2024
Audit Fees(1)	$1,439,335	$1,260,748
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$1,439,335	$1,260,748

(1)

Audit Fees: Audit fees for the fiscal years 2025 and 2024 include the aggregate fees incurred for the audit of the Company’s annual consolidated financial statements and to review interim quarterly consolidated financial information.

(2)	Audit-Related Fees: The Company did not engage BDO for any audit-related services during the 2025 and 2024 fiscal years.
(3)	Tax Fees: The Company did not engage BDO for any tax services during the 2025 and 2024 fiscal years.
(4)	All Other Fees: The Company did not engage BDO for any other services during the 2025 and 2024 fiscal years.

In accordance with its charter, the Audit Committee approved in advance all audit services provided by the Company’s independent registered public accounting firm for fiscal year 2025.

Pre-Approval Policy and Procedures

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

2.1†	Agreement and Plan of Merger dated April 29, 2011, by and among Format, Inc., PSI Merger Sub, Inc. and The W Group, Inc.	8-K	2.1	05/05/2011	000-52213

2.2	Stock Purchase Agreement, dated as of April 1, 2014, by and among Power Solutions International, Inc., Carl L. Trent, Kenneth C. Trent and CKT Holdings, Inc.	8-K	10.1	04/02/2014	001-35944

3.1	Certificate of Incorporation of Power Solutions International, Inc., a Delaware corporation, originally filed with the Secretary of State of the State of Delaware on August 12, 2011.	S-1/A	3.4	08/19/2011	333-174543

3.2	Amended and Restated Bylaws of Power Solutions International, Inc.	8-K	3.1	08/18/2015	001-35944

3.3	Form of Certificate of Designation of Series B Convertible Perpetual Preferred Stock of Power Solutions International, Inc.	8-K	3.1	03/27/2017	001-35944

3.4	Second Amended and Restated Bylaws of Power Solutions International, Inc., dated as of December 23, 2020.	8-K	3.1	12/31/2020	001-35944

4.1	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.11	05/04/2020	001-35944

10.1††	Power Solutions International, Inc. 2012 Incentive Compensation Plan.	8-K	10.3	06/07/2012	000-52213

10.2††	Amendment No. 1 to the Power Solutions International, Inc. 2012 Incentive Compensation Plan.	DEF14A	Appendix A	08/02/2013	001-35944

10.3††	Form of Restricted Stock Agreement by and between Power Solutions International, Inc. and each eligible employee.	8-K	10.1	06/20/2013	001-35944

10.4††	Form of Indemnification Agreement by and between Power Solutions International, Inc. and certain Indemnitees.	8-K	10.1	01/09/2014	001-35944

10.5	Amended and Restated Lease Agreement, dated as of April 1, 2014, by and between Professional Power Products, Inc. and 448 W. Madison LLC.	8-K	10.2	04/02/2014	001-35944

10.6	Lease Agreement, dated as of October 1, 2014, by and between Power Solutions International, Inc. and Hamilton Lakes Commerce Center #4 Limited Partnership.	8-K	10.2	10/01/2014	001-35944

10.7	Lease Agreement, dated as of December 1, 2017, by and between Power Solutions International, Inc. and James Campbell Company LLC.	10-K	10.26	05/16/2019	001-35944

10.8	First Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and Centerpoint Properties Trust, in connection with that certain Industrial Building Lease dated as of March 13, 2012, with respect to that certain premises located at 101 Mittel Drive (formerly 801 EC Drive) in Wood Dale, Illinois.	8-K	10.1	07/18/2018	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

10.9	Second Lease Amendment, dated as of July 11, 2018, by and between Power Solutions International, Inc. and CenterPoint Properties Trust, in connection with that certain Industrial Building Lease dated as of February 28, 2012, as further amended by that certain First Lease Amendment dated June 1, 2012, with respect to that certain premises located at 201 Mittel Drive, Wood Dale, Illinois.	8-K	10.2	07/18/2018	001-35944

10.10†††	Addendum dated as of July 31, 2014, to Supply Agreement dated December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	08/06/2014	001-35944

10.11	Asset Purchase Agreement dated as of May 4, 2015, by and among Power Solutions International, Inc., Powertrain Integration Acquisition, LLC, as the Buyer, and Powertrain Integration, LLC and its principals, as the Seller.	8-K	10.1	05/06/2015	001-35944

10.12	Form of Investor Rights Agreement between Power Solutions International, Inc. and Weichai America Corp.	8-K	10.3	03/27/2017	001-35944

10.13	Shareholders Agreement by and among Power Solutions International, Inc., Weichai America Corp. and the Founding Stockholders, dated as of March 20, 2017.	8-K	10.4	03/27/2017	001-35944

10.14†††	Strategic Collaboration Agreement between Weichai Power Co. Ltd. and Power Solutions International, Inc., dated March 20, 2017.	8-K	10.5	03/27/2017	001-35944

10.15	Securities Exchange Agreement, dated as of November 30, 2017, by and among Power Solutions International, Inc., and Weichai America Corp.	8-K	10.1	12/05/2017	001-35944

10.16††	Amendment to the Power Solutions International, Inc. 2012 Incentive Compensation Plan (As Amended July 31, 2013).	10-K	10.40	05/16/2019	001-35944

10.17	Addendum #10, dated as of September 16, 2019, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	10/02/2019	001-35944

10.18	First Amendment to Strategic Collaboration Agreement, dated as of March 26, 2020, by and between the Company and Weichai Power.	8-K	10.1	04/01/2020	001-35944

10.19	Credit Agreement, dated as of March 27, 2020, between the Company and Standard Chartered Bank, as administrative agent.	8-K	10.1	04/06/2020	001-35944

10.20††	Confidential Consulting Agreement	10-Q	10.1	05/04/2019	001-35944

10.21	First Amendment to Credit Agreement and Limited Waiver, dated as of December 28, 2020, among the Company , certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	12/31/2020	001-35944

10.22	Shareholder’s Loan Agreement, dated as of December 28, 2020, between the Company and Weichai America Corp.	8-K	10.2	12/31/2020	001-35944

10.23	Shareholder’s Loan Agreement, dated as of December 10, 2021, between the Company and Weichai America Corp.	8-K	10.1	12/16/2021	001-35944

10.24	Second Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 25, 2022, among the Company, certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/28/2022	001-35944

10.25	Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.2	03/28/2022	001-35944

10.26	First Amended and Restated Shareholder’s Loan Agreement, dated as of March 25, 2022, between the Company and Weichai America Corp.	8-K	10.3	03/28/2022	001-35944

10.27††	Employment Agreement, dated March 15, 2021, by and between Constantine Xykis and Power Solutions International, Inc.	10-K/A	10.32	05/02/2022	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

10.28	Shareholder’s Loan Agreement, dated April 20, 2022, by and between the Company and Weichai America Corp.	8-K	10.1	04/21/2022	001-35944
10.29††	Interim CEO Letter Agreement, dated June 15, 2022, by and between the Company and Dino Xykis	8-K/A	10.1	06/21/2022	001-35944

10.30††	Separation Agreement and Release, dated June 26, 2022, by and between the Company and Lance Arnett	8-K	10.1	06/29/2022	001-35944

10.31	Addendum #11, dated as of July 1, 2022, to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	07/25/2022	001-35944

10.32††	Employment Agreement, dated August 29, 2022, by and between the Company and Kenneth Li	8-K	10.1	08/29/2022	001-35944

10.33	First Amended and Restated Shareholder’s Loan Agreement, dated November 29, 2022, by and between the Company and Weichai America Corp.	8-K	10.1	12/02/2022	001-35944

10.34	Second Amendment to Strategic Collaboration Agreement, dated as of March 22, 2023, by and between the Company and Weichai Power.	8-K	10.1	03/27/2023	001-35944

10.35††	Employment Agreement, dated as of April 24, 2023, between the Company and Constantine Xykis	8-K	10.1	04/25/2023	001-35944

10.36††	Description of Long-Term Incentive Plan	10-K	10.35	03/14/2024	001-35944

10.37	Third Amended and Restated Uncommitted Revolving Credit Agreement, dated as of March 24, 2023, among the Company , certain subsidiaries of the Company party thereto, the lenders party thereto and Standard Chartered Bank, as administrative agent.	8-K	10.1	03/30/2023	001-35944

10.38	Third Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.2	03/30/2023	001-35944

10.39	First Amended and Restated Shareholder’s Loan Agreement, dated as of March 24, 2023, between the Company and Weichai America Corp.	8-K	10.3	03/30/2023	001-35944

10.40	Second Amended and Restated Shareholder’s Loan Agreement, dated as of May 12, 2023, between the Company and Weichai America Corp.	8-K	10.1	05/17/2023	001-35944

10.41	Addendum # 12, dated as of June 8, 2023 to Supply Agreement, dated as of December 11, 2007, by and between Power Solutions International, Inc. and Doosan Infracore Co., Ltd., as amended.	8-K	10.1	06/13/2023	001-35944

10.42	Second Amended and Restated Shareholder’s Loan Agreement, dated as of November 29, 2023, between the Company and Weichai America Corp.	8-K	10.1	12/06/2023	001-35944

		Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	File No.

10.43††	Employment Agreement, dated March 4, 2024, by and between the Company and Randall Lehner.	8-K	10.1	03/01/2024	001-35944

10.44	Fourth Amended and Restated Credit Agreement, dated March 22, 2024, by and between the Company and Standard Chartered Bank.	8-K	10.1	03/28/2024	001-35944

10.45	$30 Million Second Amended and Restated Shareholder’s Loan Agreement, dated as of March 22, 2024, by and between the Company and Weichai America Corp.	8-K	10.2	03/28/2024	001-35944

10.46††	Power Solutions International, Inc. 2012 Incentive Compensation Plan, (as amended and restated May 26, 2022).	DEF 14A	Appendix A	05/31/2022	001-35944

10.47††	Confidential Mutual Separation and General Release Agreement between Power Solutions International, Inc. and Randall Lehner as of April 24, 2025.	8-K	10.1	04/29/25	001-35944

10.48††	Employment Agreement, dated August 14, 2025, by and between the Company and Zhaoying (Dorothy) Du.	8-K	10.1	09/18/2025	001-35944

10.49††	Power Solutions International, Inc. 2026 Phantom Unit Plan.	8-K	10.1	03/10/2026	001-35944

10.50††	Form of Phantom Unit Award Agreement	8-K	10.2	03/10/2026	001-35944

19.1	Power Solutions International, Inc. Insider Trading Compliance Policy.	10-K	19.1	03/02/2026	001-35944

21.1	Subsidiaries of Power Solutions International, Inc.	10-K	21.1	03/02/2026	001-35944

23.1	Consent of BDO USA, P.C.	10-K	23.1	03/02/2026	001-35944

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	10-K	31.1	03/02/2026	001-35944

31.2	Certificate of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	10-K	31.2	03/02/2026	001-35944

31.3*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	03/02/2026	001-35944

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	03/02/2026	001-35944

97.1	Power Solutions International, Inc. Clawback Policy	10-K	97.1	03/02/2026	001-35944

101.INS	XBRL Instance Document.	10-K	101.INS	03/02/2026	001-35944

101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	101.SCH	03/02/2026	001-35944

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	101.CAL	03/02/2026	001-35944

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	10-K	101.LAB	03/02/2026	001-35944

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	101.PRE	03/02/2026	001-35944

101.DEF	XBRL Taxonomy Definition Linkbase Document.	10-K	101.DEF	03/02/2026	001-35944

104*	The Cover page of this Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2025, formatted in Inline XBRL.

*	Filed with this Report.
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2026.

POWER SOLUTIONS INTERNATIONAL, INC.

By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of April 2026.

Signature	Title

/s/ C. Dino Xykis	Chief Executive Officer
C. Dino Xykis	(Principal Executive Officer)

/s/ Xun Li	Chief Financial Officer
Xun Li	(Principal Accounting Officer)

/s/ Jiwen Zhang
Jiwen Zhang	Chairman of the Board and Director

/s/ Courtney Shea
Courtney Shea	Director

/s/ Xuesen Yang
Xuesen Yang	Director

/s/ Zhao Jin
Zhao Jin	Director

/s/ Frank P. Simpkins
Frank P. Simpkins	Director

/s/ Hong He
Hong He	Director

/s/ Fuzhang Yu
Fuzhang Yu	Director