Form 10-Q
period 2026-06-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2026-08-06
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of July 30, 2026, there were 23,065,450 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three months ended June 30, 2026, (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation: the timing and ultimate conversion of Power Systems orders into revenue, including data-center-related orders, and the volume and timing of related shipments; quarterly variability in product mix and the corresponding effect on gross profit and gross margin; the cost, pace, throughput and operational outcomes of capacity ramp-up activities at the Company’s Wisconsin operations, including the duration and magnitude of related production costs; Company’s ability to execute operational improvement initiatives on the anticipated timetable; the level and persistence of customer demand in the power systems, industrial and transportation end markets; volatility in oil and gas prices and corresponding demand for related products; supply-chain disruptions, component availability and supplier performance; macroeconomic, regulatory and trade conditions, including U.S. tariffs and trade restrictions; integration of recent and future acquisitions, including the acquisition of MTL Manufacturing and Equipment; the outcome of pending or threatened litigation and regulatory inquiries, including the previously disclosed putative federal securities class action; changes in management or other personnel, including the timing of any related disclosures; the ability to recruit and retain key employees; the impact of changes in our effective tax rate or applicable tax legislation; and the other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”), all of which are incorporated by reference into this press release.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of June 30, 2026 (unaudited)	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$70,062	$41,250
Restricted cash	4,461	3,698
Accounts receivable, net of allowances of $1,734 and $967 as of June 30, 2026 and December 31, 2025, respectively; (from related parties $200 and $415 as of June 30, 2026 and December 31, 2025, respectively)	80,180	90,446
Income tax receivable	2,879	6,442
Inventories, net	127,582	127,363
Prepaid expenses	3,859	4,500
Contract assets	12,507	15,965
Other current assets	1,004	1,256
Total current assets	302,534	290,920
Property, plant and equipment, net	31,908	23,014
Operating lease right-of-use assets, net	59,267	52,911
Intangible assets, net	1,327	1,236
Goodwill	34,921	29,835
Deferred tax assets	9,517	13,322
Customs-related deposits	13,424	12,893
Other noncurrent assets	419	614
TOTAL ASSETS	$453,317	$424,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (to related parties $8,700 and $4,126 as of June 30, 2026 and December 31, 2025, respectively)	$49,508	$48,196
Tariff refund liability	22,687	—
Current maturities of long-term debt	935	28
Finance lease liability, current	397	355
Operating lease liability, current	7,561	6,346
Other short-term financing	250	—
Other accrued liabilities (to related parties $53 and $60 as of June 30, 2026 and December 31, 2025, respectively)	36,247	37,353
Total current liabilities	117,585	92,278
Long-term debt, net of current maturities	4,848	10
Revolving line of credit, long-term	65,000	95,000
Finance lease liability, long-term	1,219	1,224
Operating lease liability, long-term	53,676	49,397
Noncurrent contract liabilities	1,649	1,699
Other noncurrent liabilities	6,272	6,528
TOTAL LIABILITIES	$250,249	$246,136

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 23,050 and 23,041 shares outstanding at June 30, 2026 and December 31, 2025, respectively	23	23
Additional paid-in capital	158,308	157,602
Retained earnings	46,637	22,476
Treasury stock, at cost, 67 and 76 shares at June 30, 2026 and December 31, 2025, respectively	(1,900)	(1,492)
TOTAL STOCKHOLDERS’ EQUITY	203,068	178,609
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,317	$424,745
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net sales (to related parties $10 and $402 for the three months ended June 30, 2026 and 2025, respectively, $19 and $865 for the six months ended June 30, 2026 and 2025, respectively)	$152,544	$191,907	$281,136	$327,353
Cost of sales (derived from related party net sales $3 and $271 for the three months ended June 30, 2026 and 2025, respectively, and $8 and $587 for the six months ended June 30, 2026 and 2025, respectively)	111,176	137,824	210,344	232,976
Gross profit	41,368	54,083	70,792	94,377
Operating expenses:
Research and development expenses	5,051	4,615	9,856	8,859
Selling, general and administrative expenses	12,117	16,680	25,095	27,789
Amortization of intangible assets	280	306	529	613
Total operating expenses	17,448	21,601	35,480	37,261
Operating income	23,920	32,482	35,312	57,116
Other expense (income), net:
Interest expense (from related parties of $0 and $219 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $634 for the six months ended June 30, 2026 and 2025, respectively)	1,570	1,700	3,315	3,466
Other expense (income)	(122)	(295)	(208)	(295)
Total other expense, net	1,448	1,405	3,107	3,171
Income before income taxes	22,472	31,077	32,205	53,945
Income tax expense (benefit)	5,611	(20,135)	8,044	(16,349)
Net income	$16,861	$51,212	$24,161	$70,294

Weighted-average common shares outstanding:
Basic	23,050	23,009	23,048	23,007
Diluted	23,072	23,067	23,067	23,064
Earnings per common share:
Basic	$0.73	$2.23	$1.05	$3.06
Diluted	$0.73	$2.22	$1.05	$3.05
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2026	$23	$157,878	$29,776	$(1,900)	$185,777
Net income	—	—	16,861	—	16,861
Stock-based compensation expense	—	430	—	—	430
Balance at June 30, 2026	$23	$158,308	$46,637	$(1,900)	$203,068

Balance at March 31, 2025	23	157,648	(72,429)	(899)	84,343
Net income	—	—	51,212	—	51,212
Stock Appreciation Rights (“SAR”) exercised	—	(27)	—	27	—
Stock-based compensation expense	—	154	—	—	154
Repurchases to settle tax withholding obligations for stock-based compensation awards	—	—	—	(58)	(58)
Balance at June 30, 2025	$23	$157,775	$(21,217)	$(930)	$135,651

(in thousands)	For the Six Months Ended
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2025	$23	$157,602	$22,476	$(1,492)	$178,609
Net income	—	—	24,161	—	24,161
Stock Appreciation Rights (“SAR”) issued	—	(148)		148	—
Stock-based compensation expense	—	854	—	—	854
Repurchases to settle tax withholding obligations for stock-based compensation awards	—	—	—	(556)	(556)
Balance at June 30, 2026	$23	$158,308	$46,637	$(1,900)	$203,068

Balance at December 31, 2024	$23	$157,561	$(91,511)	$(823)	$65,250
Net income	—	—	70,294	—	70,294
Stock Appreciation Rights (“SAR”) exercised	—	(93)	—	93	—
Stock-based compensation expense	—	307		—	307
Repurchases to settle tax withholding obligations for stock-based compensation awards	—	—	—	(200)	(200)
Balance at June 30, 2025	$23	$157,775	$(21,217)	$(930)	$135,651
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,161	$70,294
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	529	613
Depreciation	2,844	2,000
Noncash lease expense	3,336	2,974
Stock-based compensation expense	854	307
Amortization of financing fees	302	331
Deferred income taxes	3,805	(26,925)
Provision (credit) for losses in accounts receivable	767	(57)
Increase in allowance for inventory obsolescence, net	984	75
Other adjustments, net	159	56
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	12,594	(13,081)
Inventories	3,992	(49,527)
Prepaid expenses	641	2,177
Contract assets	3,459	290
Other assets	(285)	3,208
Accounts payable	(49)	31,007
Tariff refund liability	22,687	—
Income taxes receivable	3,564	986
Accrued expenses and other current liabilities	(4,528)	5,965
Other noncurrent liabilities	(4,092)	(5,219)
Net cash provided by operating activities	75,724	25,474
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,736)	(5,439)
Proceeds from disposal of assets	—	11
Business acquisition	(11,911)	—
Net cash used in investing activities	(14,647)	(5,428)
CASH FROM FINANCING ACTIVITIES
Repayment of long-term debt and lease liabilities	(30,938)	(219)
Repayment of short-term financings	—	(25,000)
Repurchases to settle tax withholding obligations for stock-based compensation awards	(556)	(200)
Other financing activities, net	(8)	—
Net cash used in financing activities	(31,502)	(25,419)
Net increase (decrease) in cash, cash equivalents, and restricted cash	29,575	(5,373)
Cash, cash equivalents, and restricted cash at beginning of the period	44,948	58,491
Cash, cash equivalents, and restricted cash at end of the period	$74,523	$53,118

(in thousands)	As of June 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$70,062	$49,459
Restricted cash	4,461	3,659
Total cash, cash equivalents, and restricted cash	$74,523	$53,118
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
Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which it coordinates significant design efforts with third-party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third-party suppliers. Some of the key components (including purchased engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide its customers with a power system that can be incorporated into a customer’s specified application. In addition to the certified products described above, the Company sells diesel, gasoline and non-certified power systems and after market components.
During the first quarter of 2026, the Company acquired MTL Manufacturing & Equipment, Inc. (“MTL”), which engages in the welding, fabrication, painting, and assembly of steel components. The acquisition expands the Company’s manufacturing capabilities and vertical integration.
Stock Ownership and Control
Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”), owns approximately 46.0% of the outstanding shares of the Company’s Common Stock as of June 30, 2026. Weichai has entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company. The Rights Agreement provides Weichai with representation on the Company’s Board of Directors (the “Board”) and management representation rights. Weichai currently has four representatives on the Board, which constitutes the majority of the directors serving on the Board. In addition, the Company and Weichai have entered into a Shareholders Agreement with the Company’s founders (the “Founders”), pursuant to which the Founders have agreed to vote in favor of Weichai’s designees to the Board and for certain other matters. The Founders currently own between 5% - 10% of the Company’s Common Stock as of June 30, 2026. As a result, Weichai is able to exercise control over matters requiring stockholders’ approval, including the election of directors, amendment of the Company’s Certificate of Incorporation (the “Charter”) and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the Nasdaq Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the Nasdaq Listing Rules from Rules 5605(b), (d) and (e) to the extent applicable.

Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the quarterly period ended June 30, 2026, which contains unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Customer B	22%	13%	17%	22%
Customer C	19%	**	23%	**
Customer E	**	**	**	11%
Customer F	**	**	**	11%
The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of June 30, 2026	As of December 31, 2025
Customer B	19%	14%
Customer C	17%	10%
Customer E	**	11%
Customer G	**	11%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Supplier A	**	20%	**	20%
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of June 30, 2026 and December 31, 2025, the Company had restricted cash of $4.5 million and $3.7 million, respectively, which includes $1.4 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash. The liability is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheet.
Inventories
The Company’s inventories consist primarily of engines and parts. Engines are valued at the lower of cost, including estimated freight-in or net realizable value. Parts are valued at the lower of cost or net realizable value, except for integral parts provided by customers for installation on custom ordered engines. Such parts are accounted for as noncash consideration which is valued at fair value. Net realizable value approximates replacement cost. Cost is principally determined using the first-in, first-out or average-cost method and includes material, labor and manufacturing overhead. It is the Company’s policy to review inventories on a continuing basis for obsolete, excess and slow-moving items and to record valuation adjustments for such items in order to eliminate non-recoverable costs from inventory. Valuation adjustments are recorded in an inventory reserve account and reduce the cost basis of the inventory in the period in which the reduced valuation is determined. Inventory reserves are established based on quantities on hand, usage and sales history, customer orders, projected demand and utilization within a current or future power system. Specific analysis of individual items or groups of items is performed based on these same criteria, as well as on changes in market conditions or any other identified conditions.
Inventories consist of the following:

(in thousands) Inventories	As of June 30, 2026	As of December 31, 2025
Raw materials	$109,361	$105,225
Work in process	3,574	5,103
Finished goods	23,883	25,288
Total inventories	136,818	135,616
Inventory allowance	(9,236)	(8,253)
Inventories, net	$127,582	$127,363
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Six Months Ended June 30,
Inventory Allowance	2026	2025
Balance at beginning of period	$8,253	$8,135
Charged to expense	1,219	122
Write-offs	(236)	(47)
Balance at end of period	$9,236	$8,210
As of June 30, 2026 and December 31, 2025, the Company’s inventory included $2.9 million and $0.2 million, respectively, of raw materials provided by its customers for installation in the fulfillment of its performance obligations to these customers and recorded an associated contract liability. See Note 3. Revenue for further information regarding contract assets and contract liabilities.

Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of June 30, 2026	As of December 31, 2025
Accrued product warranty	$5,874	$6,634
Accrued litigation [1]	1,700	1,400
Contract liabilities	14,337	3,486
Accrued compensation and benefits	7,196	19,565
Accrued interest expense	181	268
Stock appreciation rights liability [2]	—	1,070
Non-interest bearing note payable	841	740
Customs accrual	1,944	1,248
Taxes payable	244	257
Other	3,930	2,685
Total	$36,247	$37,353
1 As of June 30, 2026 and December 31, 2025 accrued litigation includes accruals related to various ongoing legal matters including associated legal fees. See Note 11. Commitments and Contingencies for further information regarding the various ongoing legal matters.
2 The Company has an incentive compensation plan, which authorizes the granting of a variety of different types of awards including, but not limited to, non-qualified stock options, incentive stock options, Stock Appreciation Rights (“SARs”), Restricted Stock Awards (“RSAs”), deferred stock and performance units to its executive officers, employees, consultants and Directors. The liability classified SAR awards were exercised and paid during the quarter ended June 30, 2026. See Note 14. Stock-Based Compensation in the Company’s 2025 Annual Report for additional information on the SARs and RSAs.
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
Accrued product warranty activities included in Other noncurrent liabilities on the Consolidated Balance Sheet are presented below:

(in thousands)	For the Six Months Ended June 30,
Accrued Product Warranty	2026	2025
Balance at beginning of period	$8,193	$13,972
Current period provision *	1,189	2,446
Changes in estimates for preexisting warranties **	872	79
Payments made during the period	(3,390)	(7,132)
Balance at end of period	6,864	9,365
Less: current portion	5,874	6,918
Noncurrent accrued product warranty (included with Other Noncurrent liabilities)	$990	$2,447
*Warranty costs, net of supplier recoveries and other adjustments, were $2.1 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively. There were no supplier recoveries for both six months ended June 30, 2026 and 2025.

**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the six months ended June 30, 2026, the Company recorded a cost for changes in estimates of preexisting warranties of $0.9 million, or $0.04 per diluted share. During the six months ended June 30, 2025, the Company recorded a cost for changes in estimates of preexisting warranties $0.1 million, or $0.00 per diluted share.
Tariff Refunds
The Company accounts for tariff refunds under Accounting Standards Codification Topic 450-30, Gain Contingencies. Tariff refunds are recognized when all contingencies are resolved and the gain is realized or realizable. Tariff refunds received prior to meeting the criteria for recognition are recorded as a liability within tariff refund liability.
During the second quarter of 2026, the Company received tariff refunds totaling $22.7 million relating to the International Emergency Economic Powers Act (“IEEPA”) ruling. The refunds received may be subject to potential customer refund obligations. The final methodology for calculating individual customer paybacks has not yet been determined, and the final amounts to be refunded to customers or retained by the Company is unknown as the of the issuance of these consolidated financial statements. Accordingly, the full $22.7 million has been recorded as a customer refund liability within Tariff Refund Liability on the Consolidated Balance Sheets, and no gain has been recognized as of June 30, 2026. The Company expects to finalize the refund allocation by the end of 2026.
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
Preliminary Purchase Price Consideration
The aggregate purchase price consisted of $10.0 million in cash and a $1.1 million promissory note issued to the seller which bears interest at 8.0% per annum, and matures on January 9, 2031, with annual principal payments beginning in 2027. The note is secured by the acquired shares of MTL. Cash consideration paid at closing was subject to adjustment for estimated closing working capital and other items pursuant to the Stock Purchase Agreement. Any changes resulting from the final determination of these adjustments will be reflected as measurement period adjustments. The preliminary purchase price of MTL consists of the following:

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
Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the future economic benefits expected from expected synergies, assembled workforce, and expansion into new markets, and is not deductible for U.S. federal income tax purposes. Identifiable intangible assets acquired in the transaction include trade names. For indefinite lived intangible assets, the Company applied the income approach through a relief from royalty method to fair value the trade name using Level 3 inputs. The Company amortizes trade names over 10 years.
The fair values of assets acquired and liabilities assumed are based on the information that was available to management at the time of the unaudited financial statements were prepared. The Company may record measurement period adjustments in the period they are identified, with such adjustments reflected as if they had been recognized as of the acquisition date. The measurement period may extend up to 12 months after the acquisition date. The finalization of the Company’s purchase accounting assessment could result in change in the valuation of assets acquired and liabilities assumed.
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
Transaction Costs
The Company incurred $0.3 million of acquisition‑related costs during the six months ended June 30, 2026 and $0.2 million in 2025, primarily consisting of legal, advisory, valuation, and integration expenses. These expenses are included in selling, general and administrative expenses in the Consolidated Statements of Income.

Note 3.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
End Market	2026	2025	2026	2025
Power Systems	$122,348	$156,963	$218,839	$263,610
Industrial	26,846	29,874	53,403	53,387
Transportation	3,350	5,070	8,894	10,356
Total	$152,544	$191,907	$281,136	$327,353
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Geographic Area	2026	2025	2026	2025
United States	$142,962	$178,944	$259,662	$306,600
North America (outside of United States)	4,904	6,268	10,445	10,281
Pacific Rim	3,190	5,647	7,988	8,428
Europe	1,365	851	2,914	1,822
Other	123	197	127	222
Total	$152,544	$191,907	$281,136	$327,353
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

(in thousands)	As of June 30, 2026	As of December 31, 2025	As of December 31, 2024
Short-term contract assets (included in Contract assets)	$12,507	$15,965	$21,462
Short-term contract liabilities (included in Other accrued liabilities)	(14,337)	(3,486)	(10,184)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(1,649)	(1,699)	(1,877)
Net contract assets (liabilities)	$(3,479)	$10,780	$9,401
During the six months ended June 30, 2026 and 2025, the Company recognized $1.6 million and $8.9 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2025 and 2024, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized $0.3 million and $2.1 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of March 31, 2026 and 2025, respectively.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $2.1 million of remaining performance obligations as of June 30, 2026, primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of approximately $0.3 million in the remainder of 2026, $1.6 million in 2027, and $0.2 million in 2028.

Note 4.    Weichai Transactions
Weichai Collaboration Arrangement and Related Party Transactions
The Company and Weichai executed a strategic collaboration agreement (the “Collaboration Agreement”) on March 20, 2017, in order to achieve their respective strategic objectives and enhance the strategic cooperation alliance to share experience, expertise and resources. On March 22, 2023, the Collaboration Agreement was extended for an additional term of three years, through March 20, 2026. The Collaboration Agreement expired in accordance with its terms on March 20, 2026. The Company has received a renewal notice from Weichai and is in the process of negotiating the renewal of the Collaboration Agreement; however, no formal extension has been executed as of the date of this filing.
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. Purchases of inventory from Weichai were $9.2 million and $13.1 million for the three and six months ended June 30, 2026, respectively. Purchases of inventory from Weichai were $21.0 million and $32.5 million for the three and six months ended June 30, 2025, respectively.
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
See Note 16. Related Party Transactions for information regarding the purchase agreement with Shandong Weichai Import & Export Corporation (“SWIEC”), an affiliate of Weichai, KNA, and manufacture of record (“MOR”) agreement with Weichai.
Note 5.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Property, Plant and Equipment
Leasehold improvements	$15,201	$11,268
Machinery and equipment	61,348	53,306
Construction in progress	4,855	3,151
Total property, plant and equipment, at cost	81,404	67,725
Accumulated depreciation	(49,496)	(44,711)
Property, plant and equipment, net	$31,908	$23,014

Note 6.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at June 30, 2026 and December 31, 2025 was as follows:

Total
Balance at December 31, 2025	$29,835
Goodwill acquired	5,086
Balance at June 30, 2026	$34,921
Accumulated impairment losses at both June 30, 2026 and December 31, 2025 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of June 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(34,226)	$714
Developed technology	700	(700)	—
Trade names and trademarks	2,320	(1,707)	613
Total	$37,960	$(36,633)	$1,327

(in thousands)	As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(33,751)	$1,189
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,653)	47
Total	$37,340	$(36,104)	$1,236

Note 7.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of June 30, 2026		As of December 31, 2025
	Amount	Rate (2)	Amount	Rate (2)	Maturity Date
Long-term debt:
Revolving Credit Agreement [1]	$65,000	6.24%	$95,000	6.35%	July 30, 2027
Promissory Note	1,125	8.00%	—	—%	January 9, 2031
First Master Loan Agreement	3,057	6.25%	—	—%	August 14, 2031
Second Master Loan Agreement	1,831	6.20%	—	—%	October 23, 2031
SBA Loan	—	5.03%	—	—%	July 27, 2032
Finance leases and other debt	1,636	**	1,617	**	Various
Total long-term debt and finance leases	72,649		96,617
Less: Current maturities of long-term debt and finance leases	1,582		383
Long-term debt	$71,067		$96,234

[1]
Unamortized financing costs and deferred fees on the amended Revolving Credit Agreement are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs, were $0.7 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively.

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
On July 30, 2025, the Company closed on the Second Amendment (the “Amendment”) to the Revolving Credit Agreement with Standard Chartered and three other lenders. The Amendment continues to enable the Company to borrow under a revolving line of credit secured by substantially all the Company’s tangible and intangible assets. The Amendment extended the maturity to

July 30, 2027, and increased the borrowing capacity of the revolving line of credit to a maximum of $135.0 million. The Amendment is subject to customary events of default and quarterly covenants, including minimum consolidated EBITDA, consolidated interest coverage ratio, and consolidated leverage ratio covenants for each fiscal quarter ending hereafter. Borrowings under the Amendment will incur interest at the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.10%. In the event the Company’s majority shareholder, Weichai, holds less than fifty percent (50%) of the common equity of the Company, the interest rate under the Amendment will increase to the applicable SOFR plus 2.60% per annum. The obligations under the Amendment remain unconditionally guaranteed, on a joint and several basis, by certain wholly-owned, existing and subsequently acquired or formed direct and indirect subsidiaries of the Company, subject to customary exceptions. In addition, the Company paid fees of $1.2 million related to the Amendment which are deferred and amortized over the term of the Amendment. As of June 30, 2026, the Company had $65.0 million outstanding under the amended Revolving Credit Agreement.
On January 9, 2026, the Company acquired the equity interests of MTL for $11.1 million dollars which included a $1.1 million promissory note issued to the seller (the “Promissory Note”). The Promissory Note bears interest at 8% per annum and matures on January 9, 2031. The Promissory Note is secured by the acquired shares of MTL. As of June 30, 2026, the Company had $1.1 million outstanding on the Promissory Note. As part of the acquisition, the Company also assumed the outstanding debt of MTL as described below.
MTL entered into a financing arrangement under the Master Loan Agreement (“First Master Loan Agreement”) dated August 14, 2025 with U.S. Bank Equipment Finance, a division of U.S. Bank National Association. The First Master Loan Agreement provides for an original principal balance of $3.5 million, bearing interest at a fixed annual rate of 6.25% and matures in August 2031. The loan is secured by substantially all equipment financed under the arrangement. The First Master Loan Agreement permits prepayment subject to a prepayment fee stated as a percentage of the prepaid balance or a make-whole amount. Such prepayment provisions apply to both voluntary prepayments and amounts accelerated following events of default. The loan bears interest at a stated fixed rate. The Company is required to comply with customary representations, warranties, and covenants associated with the financing arrangement. As of June 30, 2026, the Company was in compliance with all such provisions. As of June 30, 2026, the Company had $3.1 million outstanding.
MTL entered into a financing arrangement under the Master Loan Agreement (“Second Master Loan Agreement”) dated October 23, 2025 with U.S. Bank Equipment Finance, a division of U.S. Bank National Association. The Second Master Loan Agreement provides for an original principal balance of $2.0 million, bearing interest at a fixed annual rate of 6.20% and matures in October 2031. The loan is secured by substantially all equipment financed under the arrangement. The Second Master Loan Agreement permits prepayment subject to a prepayment fee stated as a percentage of the prepaid balance or a make-whole amount. Such prepayment provisions apply to both voluntary prepayments and amounts accelerated following events of default. The loan bears interest at a stated fixed rate. The Company is required to comply with customary representations, warranties, and covenants associated with the financing arrangement. As of June 30, 2026, the Company was in compliance with all such provisions. As of June 30, 2026, the Company had $1.8 million outstanding.
On July 27, 2022, MTL entered into a loan agreement with JPMorgan Chase Bank, N.A. under the U.S. Small Business Administration 7(a) loan program (“SBA Loan”). The SBA Loan provides for an original principal balance of $0.9 million, bearing interest at a fixed annual rate of 5.03% and matures on July 27, 2032. The loan is secured by substantially all equipment financed under the arrangement. The loan may be prepaid without penalty for amounts up to 20% of the outstanding principal balance. The Company may prepay outstanding balances exceeding the 20% with proper notices and pay specified additional interest amounts. The Company is required to comply with customary representations, warranties, covenants associated with the financing arrangement, and certain new indebtedness restrictions. The outstanding balance of $0.6 million was paid off as of June 30, 2026.
As of June 30, 2026, the Company’s total outstanding debt obligations under the Revolving Credit Agreement and for finance leases and other debt were $72.6 million in the aggregate. The Company's total accrued interest for the Revolving Credit Agreement was $0.2 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheet.

Note 8. Other Non-Current Liabilities
On June 14, 2024, the Company executed a non-interest bearing note payable of $4.5 million upon settlement of a legal matter (the “Note Payable”). The Note Payable is due May 2028 and is discounted based on an imputed interest rate of 6.66%. The Note Payable includes an option for the Company to extend maturity of the note to September 2029 upon written notice before the thirty-seventh payment and, if such option is exercised, the maximum payment amount of the Note Payable increases to $4.8 million.
As of June 30, 2026 and December 31, 2025 the current portion of the Note Payable of $0.8 million and $0.7 million, respectively, is included in Other accrued liabilities in the Company’s Consolidated Balance Sheet.

(in thousands)	As of June 30, 2026	As of December 31, 2025
Note Payable	$2,446	$2,810
Unamortized discount	(180)	(265)
Total	$2,266	$2,545
The following table presents remaining maturities for the note payable as of June 30, 2026:

(in thousands)	Maturities	Discount Amortization
Six months ending December 31, 2026	$377	$74
Year ending December 31, 2027	1,328	97
Year ending December 31, 2028	741	9
Total note payable	$2,446	$180
The Company recorded less than $0.1 million discount amortization as interest expense for both the three months ended June 30, 2026 and 2025, respectively. The Company recorded $0.1 million discount amortization as interest expense for both the six months ended June 30, 2026 and 2025, respectively.

Note 9.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between December 2026 and March 2036. The following table summarizes the lease expense by category in the Consolidated Statements of Income:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$3,669	$2,489	$7,207	$4,674
Research and development expenses	79	80	158	160
Selling, general and administrative expenses	139	62	200	104
Interest expense	27	28	54	42
Total	$3,914	$2,659	$7,619	$4,980
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$3,002	$2,094	$5,951	$3,692
Finance lease cost
Amortization of right-of-use (“ROU”) asset	100	94	196	153
Interest expense	27	26	54	42
Short-term lease cost	222	81	437	262
Variable lease cost	563	364	981	831
Total lease cost, net	$3,914	$2,659	$7,619	$4,980
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$6,829	$3,456
Operating cash flows paid for interest portion of finance leases	54	42
Financing cash flows paid for principal portion of finance leases	177	142
ROU assets obtained in exchange for lease obligations
Operating leases	9,958	26,247
Finance leases	230	936
As of June 30, 2026 and December 31, 2025, the weighted-average remaining lease term was 7.8 years and 8.0 years for operating leases, respectively, and 3.7 years and 4.2 years for finance leases, respectively. As of June 30, 2026 and December 31, 2025, the weighted-average discount rate was 7.1% for operating leases and 6.9% for finance leases.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	June 30, 2026	December 31, 2025
Operating lease ROU assets, net	$59,267	$52,911

Operating lease liabilities, current	7,561	6,346
Operating lease liabilities, non-current	53,676	49,397
Total operating lease liabilities	$61,237	$55,743

Finance lease ROU assets, net [1]	$1,553	$1,533

Finance lease liabilities, current	397	355
Finance lease liabilities, non-current	1,219	1,224
Total finance lease liabilities	$1,616	$1,579
1.Included in Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.
The following table presents maturity analysis of lease liabilities as of June 30, 2026:

(in thousands)	Operating Leases	Finance Leases
Six months ending December 31, 2026	$5,806	$246
Year ending December 31, 2027	11,645	493
Year ending December 31, 2028	10,612	493
Year ending December 31, 2029	9,803	474
Year ending December 31, 2030	8,448	116
Year ending December 31, 2031	6,471	4
Thereafter	27,670	—
Total undiscounted lease payments	80,455	1,826
Less: imputed interest	19,218	210
Total lease liabilities	$61,237	$1,616
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
•The Promissory Note was issued for the acquisition of MTL on January 9, 2026. The debt was established at market rate and the fair value approximates carrying value since the period of time between issuance and June 30, 2026 is not significant.
•The Master Loan Agreements and the SBA Loan were part of debt assumed in the acquisition of MTL. The assumed debt is predominantly related to equipment loans which were issued within the past year and are third party agreements. The debt was recently established at market rates and is unlikely to have moved off market in the short period between the issuance in 2025 and June 30, 2026. Based on these factors, the fair value approximates carrying value.
The Company measured its material debt obligations and note payable using Level 2 inputs as follows:

(in thousands)	As of June 30, 2026
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$65,000	$—	$65,000	$—
Note Payable	2,446	—	2,446	—
Promissory Note	1,125	—	1,125	—
First Master Loan Agreement	3,057	—	3,057	—
Second Master Loan Agreement	1,831	—	1,831	—

(in thousands)	As of December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Revolving Credit Agreement	$95,000	$—	$95,000	$—
Note Payable	2,810	—	2,810	—
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
Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Income for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of December 31, 2025. In September 2023, Mast filed a lawsuit against the Company in the Eastern District of Texas Federal Court (“Court”), alleging, among other things, damages of approximately $6.0 million for fraudulent inducement leading to the 2021 arbitration settlement agreement and breach of said settlement agreement. Upon court order, the Company participated in separate mediations in May 2024 and December 2024, and no settlement was reached. The Company has filed a motion to stay the lawsuit and compel it to arbitration, and the Court granted that motion on January 31, 2025. As of both June 30, 2026 and December 31, 2025, the Company had recorded an estimated liability of $0.9 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets related to the potential settlement of this matter.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”), filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. In June 2024, the Company reached a settlement with Travelers for $4.5 million, resulting in a $4.3 million gain that was recorded within Selling, General and Administrative expenses on the Consolidated Statements of Income. As of both June 30, 2026 and December 31, 2025, the Company recorded the aforementioned settlement liability within Other noncurrent liabilities with the current portion within Other accrued liabilities on the Consolidated Balance Sheets. Refer to Note 8. Other Non-Current Liabilities for additional information related to this settlement.
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
Indemnification Agreements
The Company has entered into indemnification agreements with each of its directors and executive officers that, subject to the terms and conditions of such agreements and applicable law, provide for indemnification and advancement of expenses to the fullest extent permitted by Delaware law. The Company holds a directors’ and officers’ liability insurance policy, which is renewed annually and currently expires in July 2027. The insurance policy includes standard exclusions including for any previously pending litigation.

Other Commitments
At June 30, 2026, the Company had four outstanding letters of credit totaling $2.5 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $4.5 million as of June 30, 2026, related to these letters of credit and cash held in escrow due to a customer agreement.
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
Income Tax Expense
For the three and six months ended June 30, 2026, the Company recorded income tax expense of $5.6 million and $8.0 million, respectively.
Qualitative Explanation of Effective Tax Rate Drivers
The Company’s effective tax rate was 25.0% for both the three and six months ended June 30, 2026, compared to an effective tax rate for the three and six months ended June 30, 2025 of (64.8)% and (30.3)%, respectively. The change in the effective tax rate from the prior year second quarter was primarily attributable to the release of substantially all of the Company's valuation allowance during the second quarter of 2025, which reflected the Company's improved profitability.
Deferred Income Taxes
There were no material changes in the Company’s deferred tax assets or liabilities during the three and six months ended June 30, 2026, other than those resulting from normal interim period activity. Refer to the Company’s consolidated financial statements as of and for the year ended December 31, 2025 for additional information regarding the components of deferred tax assets and liabilities.
Valuation Allowance
As of June 30, 2026, the Company maintained a valuation allowance of approximately $0.2 million. The valuation allowance relates to a capital loss carryforward.
Unrecognized Tax Benefits
The amount of unrecognized tax benefits, that if recognized, would affect the annual effective tax rate was approximately $0.6 million and $1.3 million as of June 30, 2026 and December 31, 2025, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the three and six months ended June 30, 2026 and 2025, interest and penalties were not material.
Income Taxes Paid
Income taxes paid, net of refunds, during the three and six months ended June 30, 2026 were $1.0 million and $0.7 million, respectively, consisting entirely of state income taxes.
Open Tax Years
The Company remains subject to examination by U.S. federal and state taxing authorities generally for tax years 2017 through 2026. Management does not believe the resolution of any open matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Note 13.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2025	23,117	76	23,041
Net shares issued for Stock awards	—	(9)	9
Balance as of June 30, 2026	23,117	67	23,050

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
Phantom Units vest in three equal annual installments, with the first installment vesting on the vesting commencement date and the remaining installments vesting on each of the first and second anniversaries of the vesting commencement date, subject to the participant’s continuous service with the Company or its affiliates. Accelerated vesting of all unvested Phantom Units occurs upon (i) termination of service due to death or disability, (ii) a change in control in which the acquirer does not assume or substitute the outstanding awards, or (iii) an involuntary termination or resignation for good reason within twenty-four (24) months following a change in control in which the awards were assumed or substituted. Settlement is made in a lump sum cash payment within sixty (60) days following the applicable vesting date. The Company granted 17,435 units, 136 units were forfeited, and the corresponding expense was insignificant for the period March 6, 2026 through June 30, 2026.
Note 15. Earnings Per Share
The Company computes basic earnings per share by dividing net income by the weighted-average common shares outstanding during the year. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the year. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings per share for the three and six months ended June 30, 2026 and 2025.
The Company issued SARs and RSAs, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 13. Stock-Based Compensation in the Company’s 2025 Annual Report for additional information on the SARs and the RSAs.
The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income – basic and diluted	$16,861	$51,212	$24,161	$70,294

Denominator:
Shares used in computing net income per share:
Weighted-average common shares outstanding – basic	23,050	23,009	23,048	23,007
Effect of dilutive securities	22	58	19	57
Weighted-average common shares outstanding – diluted	23,072	23,067	23,067	23,064

Earnings per common share:
Earnings per share of common stock – basic	$0.73	$2.23	$1.05	$3.06
Earnings per share of common stock – diluted	$0.73	$2.22	$1.05	$3.05

The aggregate number of shares excluded from the diluted earnings per share calculations, because they would have been anti-dilutive, were none for both the three months ended June 30, 2026 and 2025 and none for both the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026 and 2025, SARs and RSAs were not included in the diluted earnings per share calculations as they would have been anti-dilutive because the Company’s average stock price was less than or equal to the exercise price of the SARs or the grant price of the RSAs.
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

(in thousands)	Annual minimum requirements
Year ending December 31, 2026	49,937
Year ending December 31, 2027	49,937
Year ending December 31, 2028	95,117
Year ending December 31, 2029	95,117
Total	$290,108
In February 2025, the Company entered into a MOR agreement with Weichai. The MOR agreement requires the Company to pay Weichai a fee of 1.75% of gross revenues generated by the sale of certain engines manufactured by Weichai. Fees are due on a quarterly basis. The second quarter 2026 fee is $0.1 million. The MOR agreement expires in December 2029.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and six months ended June 30, 2026 and 2025, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” in this Quarterly Report. The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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

Net sales by geographic area and by end market for the three and six months ended June 30, 2026 and 2025 are presented below:

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
Geographic Area		% of Total		% of Total		% of Total		% of Total
United States	$142,962	94%	$178,944	93%	$259,662	92%	$306,600	94%
North America (outside of United States)	4,904	3%	6,268	3%	10,445	4%	10,281	3%
Pacific Rim	3,190	2%	5,647	3%	7,988	3%	8,428	2%
Europe	1,365	1%	851	1%	2,914	1%	1,822	1%
Others	123	—%	197	—%	127	—%	222	—%
Total	$152,544	100%	$191,907	100%	$281,136	100%	$327,353	100%

(in thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
End Market		% of Total		% of Total		% of Total		% of Total
Power Systems	$122,348	80%	$156,963	82%	$218,839	78%	$263,610	81%
Industrial	26,846	18%	29,874	16%	53,403	19%	53,387	16%
Transportation	3,350	2%	5,070	2%	8,894	3%	10,356	3%
Totals	$152,544	100%	$191,907	100%	$281,136	100%	$327,353	100%

Recent Trends and Business Outlook
Sales declined in the second quarter of 2026, primarily within the power systems end market, reflecting uneven customer ordering patterns and some softness in the oil and gas market. Looking ahead, we expect sales to improve in the second half of the year, driven by demand in data center-related markets, partially offset by ongoing softness in the oil and gas market.
The Company is focused on leading the business through a growth phase with a stronger balance sheet while strategically prioritizing products that demonstrate strong demand and higher gross margins. Consistent with those goals, the Company is actively pursuing several initiatives to enhance and expand manufacturing capacity to meet the increasing demand from data center markets. The Company expects that pivoting the focus to these markets will drive net sales growth and profitability. Through expanded capacity and strategic partnerships, management expects this positive trend to continue.
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
Given ongoing variability in order timing and market conditions, the Company is not providing formal full-year guidance at this time. Based on the current production schedule and information available as of the date of this release, the Company expects second-half 2026 sales to exceed first-half 2026 sales and to be approximately in line with sales in the second half of 2025, as larger Power Systems orders move into production and are recognized as revenue. However, the timing and ultimate volume of those shipments remain subject to customer scheduling, manufacturing throughput, supply chain factors and other variables. There can be no assurance that those orders will translate to a uniformly stronger second half. Continued softness in the oil and gas end market is expected to weigh on quarterly revenue trends, and capacity ramp-up activities at the Company’s Wisconsin operations and their related cost effects on gross margin are expected to continue.
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

Results of Operations
Condensed consolidated results of operations for the three and six months ended June 30, 2026, compared with the three and six months ended June 30, 2025 (UNAUDITED):

(in thousands, except per share amounts)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales (to related parties $10 and $402 for the three months ended June 30, 2026 and 2025, respectively, $19 and $865 for the six months ended June 30, 2026 and 2025, respectively)	$152,544	$191,907	$(39,363)	(21)%	$281,136	$327,353	$(46,217)	(14)%
Cost of sales (derived from related party net sales $3 and $271 for the three months ended June 30, 2026 and 2025, respectively, and $8 and $587 for the six months ended June 30, 2026 and 2025, respectively)	111,176	137,824	(26,648)	(19)%	210,344	232,976	(22,632)	(10)%
Gross profit	41,368	54,083	(12,715)	(24)%	70,792	94,377	(23,585)	(25)%
Gross margin %	27.1%	28.2%	(1.1)%		25.2%	28.8%	(3.6)%
Operating expenses:
Research and development expenses	5,051	4,615	436	9%	9,856	8,859	997	11%
Research and development expenses as a % of sales	3.3%	2.4%	0.9%		3.5%	2.7%	0.8%
Selling, general and administrative expenses	12,117	16,680	(4,563)	(27)%	25,095	27,789	(2,694)	(10)%
Selling, general and administrative expenses as a % of sales	7.9%	8.7%	(0.8)%		8.9%	8.5%	0.4%
Amortization of intangible assets	280	306	(26)	(8)%	529	613	(84)	(14)%
Total operating expenses	17,448	21,601	(4,153)	(19)%	35,480	37,261	(1,781)	(5)%
Operating income	23,920	32,482	(8,562)	(26)%	35,312	57,116	(21,804)	(38)%
Other expense (income), net:
Interest expense (from related parties of $0 and $219 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $634 for the six months ended June 30, 2026 and 2025, respectively)	1,570	1,700	(130)	(8)%	3,315	3,466	(151)	(4)%
Other expense (income), net	(122)	(295)	173	NM	(208)	(295)	87	NM
Total other expense, net	1,448	1,405	43	3%	3,107	3,171	(64)	(2)%
Income before income taxes	22,472	31,077	(8,605)	(28)%	32,205	53,945	(21,740)	(40)%
Income tax expense (benefit)	5,611	(20,135)	25,746	NM	8,044	(16,349)	24,393	NM
Net income	$16,861	$51,212	$(34,351)	(67)%	$24,161	$70,294	$(46,133)	(66)%

Earnings per common share:
Basic	$0.73	$2.23	$(1.50)	(67)%	$1.05	$3.06	$(2.01)	(66)%
Diluted	$0.73	$2.22	$(1.49)	(67)%	$1.05	$3.05	$(2.00)	(66)%

Non-GAAP Financial Measures:
Adjusted net income *	$17,971	$51,769	$(33,798)	(65)%	$25,976	$71,004	$(45,028)	(63)%
Adjusted net income per share – diluted*	$0.78	$2.24	$(1.46)	(65)%	$1.13	$3.07	$(1.94)	(63)%
EBITDA *	$25,723	$34,108	$(8,385)	(25)%	$38,893	$60,024	$(21,131)	(35)%
Adjusted EBITDA *	$26,833	$34,665	$(7,832)	(23)%	$40,708	$60,734	$(20,026)	(33)%
NM    Not meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales decreased $39.4 million, or 21%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as a result of lower sales of $34.6 million, $3.0 million and $1.7 million in the power systems, industrial and transportation end markets, respectively. Net sales decreased $46.2 million, or 14%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as a result of lower sales of $44.8 million and $1.5 million in the power systems end market and transportation end markets, respectively. During both three and six months ended June 30, 2026, sales in the power systems end market declined primarily due to uneven order patterns and shipment timing for data center-related products, together with softness in oil and gas markets. The Company continues to see strong demand for data center power solutions. However, the timing and ultimate volume of revenue recognized from that demand remain subject to customer scheduling, manufacturing throughput, supply chain factors and other variables, and the Company is not predicting any specific level of data center revenue in any future period. Based on the current production schedule, the Company expects second-half 2026 sales to exceed first-half 2026 sales as larger Power Systems orders move into production, although shipment timing and quarterly results may continue to vary.
Gross Profit
Gross profit decreased during the three months ended June 30, 2026 by $12.7 million, or 24%, compared to the three months ended June 30, 2025. Gross margin was 27.1% and 28.2% during the three months ended June 30, 2026 and 2025, respectively. Gross profit decreased during the six months ended June 30, 2026 by $23.6 million, or 25%, compared to the six months ended June 30, 2025. Gross margin was 25.2% and 28.8% during the six months ended June 30, 2026 and 2025. During both the three and six months ended June 30, 2026, gross margin reflected a lower mix of oil and gas products, together with elevated production costs associated with capacity ramp-up activities supporting data center-related applications at the Company’s Wisconsin operations. On a sequential basis, gross margin improved by approximately 420 basis points compared with the first quarter of 2026. The improvement reflected in part the early benefits of the Company’s ongoing operational improvement efforts in Wisconsin and was partially offset by unfavorable product mix in the second quarter. The Company’s capacity ramp-up activities at its Wisconsin operations are continuing, and the Company expects related production costs to persist; the trajectory of any further sequential improvement remains subject to product mix, throughput and other operational factors.
Research and Development Expenses
Research and development expenses during the three months ended June 30, 2026 and 2025 were $5.1 million and $4.6 million, respectively. Research and development expenses during the six months ended June 30, 2026 and 2025 were $9.9 million and $8.9 million, respectively. During the three and six months ended June 30, 2026, the increase of $0.4 million and $1.0 million, respectively, was primarily driven by higher R&D program expenditures to support new programs in 2026 and the recovery of R&D costs from certain customers in 2025.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $12.1 million during the three months ended June 30, 2026, a decrease of $4.6 million, or 27%, compared to the three months ended June 30, 2025. SG&A expenses were $25.1 million during the six months ended June 30, 2026, an decrease of $2.7 million, or 10%, compared to the six months ended June 30, 2025. During both three and six months ended June 30, 2026, the decrease was primarily attributable to lower compensation expense related to the revaluation of previously awarded SARs, lower costs associated with employee incentive programs, partially offset by incremental selling and administrative expenses associated with MTL Manufacturing and Equipment in the first quarter.
Interest Expense
Interest expense was $1.6 million for the three months ended June 30, 2026, as compared to $1.7 million for the three months ended June 30, 2025. Interest expense was $3.3 million for the six months ended June 30, 2026, as compared to $3.5 million for the six months ended June 30, 2025. During both three and six months ended June 30, 2026, interest expense decreased largely due to overall lower effective interest rates. See Note 7. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Income Tax (Benefit) Expense
The Company recorded income tax expense of $5.6 million for the three months ended June 30, 2026, as compared to income tax benefit of $20.1 million for the same period in 2025. Pretax income was $22.5 million for the three months ended June 30, 2026, compared to $31.1 million for the same period in 2025. The Company recorded income tax expense of $8.0 million for the six months ended June 30, 2026, as compared to income tax benefit of $16.3 million for the same period in 2025. Pretax income was $32.2 million for the six months ended June 30, 2026, compared to $53.9 million for the same period in 2025. During both the three and six months ended June 30, 2026, the change from an income tax benefit in 2025 to an income tax expense in 2026 was primarily attributable to the release of the majority of the Company's valuation allowance during the second quarter of 2025, which did not recur in 2026.
See Note 12. Income Taxes, included in Part I, Item 1. Financial Statements, for additional information related to the Company’s income tax provision.
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
The following table presents a reconciliation from Net income to Adjusted net income for the three and six months ended June 30, 2026 and 2025:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$16,861	$51,212	$24,161	$70,294
Stock-based compensation [1]	430	154	854	307
Severance and executive recruiting [2]	366	403	500	403
Other legal matters [3]	314	—	461	—
Adjusted net income	$17,971	$51,769	$25,976	$71,004

The following table presents a reconciliation from Net income per share – diluted to Adjusted net income per share – diluted for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income per share – diluted	$0.73	$2.22	$1.05	$3.05
Stock-based compensation [1]	0.02	—	0.04	—
Severance and executive recruiting [2]	0.02	0.02	0.02	0.02
Other legal matters [3]	0.01	—	0.02	—
Adjusted net income per share – diluted	$0.78	$2.24	$1.13	$3.07

Diluted shares (in thousands)	23,072	23,067	23,067	23,064
The following table presents a reconciliation from Net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$16,861	$51,212	$24,161	$70,294
Interest expense	1,570	1,700	3,315	3,466
Income tax expense (benefit)	5,611	(20,135)	8,044	(16,349)
Depreciation	1,401	1,025	2,844	2,000
Amortization of intangible assets	280	306	529	613
EBITDA	25,723	34,108	38,893	60,024
Stock-based compensation [1]	430	154	854	307
Severance and executive recruiting [2]	366	403	500	403
Other legal matters [3]	314	—	461	—
Adjusted EBITDA	$26,833	$34,665	$40,708	$60,734
1.Amounts reflect non-cash stock-based compensation expense for the three and six months ended June 30, 2026 and 2025.
2.Amounts include severance expense of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2026 and 2025, respectively, as well as executive recruiting expense of $0.4 million for each period presented.
3.Amounts include legal settlements for the three and six months ended June 30, 2026.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Six Months Ended June 30,
	2026	2025	Change	% Change
Net cash provided by operating activities	$75,724	$25,474	$50,250	197%
Net cash used in investing activities	(14,647)	(5,428)	(9,219)	(170)%
Net cash used in financing activities	(31,502)	(25,419)	(6,083)	(24)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$29,575	$(5,373)	$34,948	*NM
Capital expenditures	$(2,736)	$(5,439)	$2,703	50%
Cash Flows for the Six Months Ended June 30, 2026
Cash Flow from Operating Activities
Net cash provided by operating activities was $75.7 million for the six months ended June 30, 2026, compared to $25.5 million for the six months ended June 30, 2025, representing an increase of $50.3 million in cash provided by operating activities year-over-year. The increase occurred despite a decrease in net income of $46.1 million, driven primarily by favorable changes in working capital. These changes included a significant source of cash from accounts receivable, reflecting improved collections in the current period, as well as a lower use of cash for inventory purchases compared to the prior‑year period. These favorable impacts were partially offset by increased uses of cash related to accrued expenses and accounts payable during the six months ended June 30, 2026 compared to June 30, 2025.
Cash Flow from Investing Activities
Net cash used in investing activities was $14.6 million for the six months ended June 30, 2026, compared to cash used in investing activities of $5.4 million for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, cash used in investing activities related to capital expenditures and the acquisition of MTL.
Cash Flow from Financing Activities
The Company used $31.5 million in cash from financing activities for the six months ended June 30, 2026, compared to $25.4 million cash used by financing activities for the six months ended June 30, 2025. The cash used by financing activities for the six months ended June 30, 2026 was primarily due to paydown of $30.0 million on the Revolving Credit Agreement, payoff of the SBA loan, and repayments of lease liabilities and share repurchases to settle tax withholding obligations for stock-based compensation awards. See additional discussion in Note 7. Debt, included in Part I, Item 1. Financial Statements, which further describe the Company’s debt arrangements.
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
Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations. The Company has achieved profitability and generated positive cash flows from operating activities in 2026. As of June 30, 2026, the Company’s total outstanding debt obligations under the Revolving Credit Agreement, finance leases and other debt, were $72.6 million in the aggregate, and its cash and cash equivalents were $70.1 million. See Item 1. Financial Statements, Note 7. Debt, for additional information. On July 30, 2025, the Company amended its Revolving Credit Agreement with Standard Chartered Bank and three other lenders. The second amended Revolving Credit Agreement allows the Company to borrow up to $135.0 million and extends the maturity date to July 30, 2027.
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
At June 30, 2026, the Company had four outstanding letters of credit totaling $2.5 million. See Item 1. Financial Statements, Note 11. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2025 Annual Report. During the six months ended June 30, 2026, there were no significant changes in the application of critical accounting policies.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our market risk includes changes in interest rates on its variable‑rate debt obligations. As of June 30, 2026, the Company’s outstanding borrowings bear interest at variable rates indexed to the SOFR. Increases in SOFR would result in higher interest expense and could adversely affect the Company’s results of operations and cash flows. The Company does not currently use derivative instruments to hedge its exposure to variable interest rates.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 11. Commitments and Contingencies, included in Part I, Item 1. Financial Statements, for a discussion of legal proceedings, which are incorporated herein by reference.
Item 1A.    Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Item 1A. Risk Factors, in Part II of the Company’s Quarterly Report on Form 10‑Q for the period ended June 30, 2025, as well as those described in Item 1A. Risk Factors, in Part I of the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 2, 2026. These risk factors could materially affect the Company’s business, financial condition, results of operations, liquidity, or future results. The risks described in these filings are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may also materially adversely affect its business, financial condition, results of operations, or liquidity. There have been no material changes to the risk factors previously disclosed in the filings referenced above.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.
As reported on the Company’s Current Report on Form 8-K filed May 12, 2026, effective May 12, 2026, Constantine ("Dino") Xykis resigned as Chief Executive Officer, and Xun Li, the Company's Chief Financial Officer, was appointed Interim Chief Executive Officer. On July 23, 2026, the Board of Directors appointed Nan Hu as Chief Executive Officer, effective August 17, 2026. Mr. Li will continue to serve as Interim Chief Executive Officer until August 17, 2026, at which time he will cease serving as Interim Chief Executive Officer and continue as the Company's Chief Financial Officer. The appointment of Mr. Hu is described in the Company's Current Report on Form 8-K filed July 27, 2026.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Resignation Agreement and General Release, dated May 12, 2026, by and between Power Solutions International, Inc. and Constantine Xykis.	8-K	10.1	05/13/2026	001-35944
10.2		Employment Agreement between Power Solutions International, Inc. and Nan (Richard) Hu.	8-K	10.1	07/27/2026	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August 2026.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer & Interim Chief Executive Officer (Principal Financial Officer)