Form 10-Q
period 2026-09-30
POWER SOLUTIONS INTERNATIONAL, INC.
filed 2026-11-05
CIK 1137091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of October 29, 2026, there were 23,065,450 outstanding shares of the Common Stock of the registrant.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q for the three months ended September 30, 2026, (the “Quarterly Report”) that are not historical facts are intended to constitute “forward-looking statements” entitled to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These statements often include words such as “anticipate,” “believe,” “budgeted,” “contemplate,” “estimate,” “expect,” “forecast,” “guidance,” “may,” “outlook,” “plan,” “projection,” “should,” “target,” “will,” “would” or similar expressions, but these words are not the exclusive means for identifying such statements. These forward-looking statements include statements regarding Power Solutions International, Inc.’s, a Delaware corporation (“Power Solutions,” “PSI” or the “Company”), projected sales, potential profitability and liquidity, strategic initiatives, future business strategies, warranty mitigation efforts and market opportunities, improvements in its business, improvement of product margins, and product market conditions and trends. These statements are not guarantees of performance or results, and they involve risks, uncertainties and assumptions. Although the Company believes that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect the Company’s results of operations and liquidity and could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the Company’s forward-looking statements.
The Company cautions that the risks, uncertainties and other factors that could cause its actual results to differ materially from those expressed in, or implied by, the forward-looking statements include, without limitation: the Company’s ability to comply with the financial and other covenants under the Credit Facility; the timing and ultimate conversion of Power Systems orders into revenue, including data-center-related orders, and the volume and timing of related shipments; quarterly variability in product mix, including the relative contribution of data center and oil and gas products, and the corresponding effect on gross profit and gross margin; customer-specific product requirements and changes in the timing, mix and production requirements of custom product orders, which may affect production costs, shipment timing, net sales and gross margin; the amount and timing of tariff refunds and other non-recurring items, and year-end adjustments, including those arising from inventory counts; the cost, pace, throughput and operational outcomes of capacity ramp-up activities at the Company’s Wisconsin operations, including the duration and magnitude of related production costs; the Company’s ability to execute operational improvement initiatives on the anticipated timetable; the level and persistence of customer demand in the power systems, industrial and transportation end markets; the concentration of the Company’s sales among a limited number of customers, including in the data center market; volatility in oil and gas prices and corresponding demand for related products; supply-chain disruptions, continuing material availability constraints and supplier performance, which may delay deliveries or change the mix of products shipped; macroeconomic, regulatory and trade conditions, including U.S. tariffs and trade restrictions; integration of recent and future acquisitions, including the acquisition of MTL Manufacturing and Equipment; the Company’s ability to achieve the objectives of its Power Boost 2030 strategy; the outcome of pending or future litigation, including the previously disclosed putative federal securities class action and the related consolidated stockholder derivative action, and of any governmental or regulatory inquiries; changes in management or other key personnel and the Company’s ability to recruit and retain key employees; the impact of changes in our effective tax rate or applicable tax legislation; the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures; and the other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”), all of which are incorporated by reference into this Quarterly Report.
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

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements.
POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)	As of September 30, 2026 (unaudited)	As of December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$72,031	$41,250
Restricted cash	4,479	3,698
Accounts receivable, net of allowances of $1,002 and $967 as of September 30, 2026 and December 31, 2025, respectively; (from related parties $200 and $415 as of September 30, 2026 and December 31, 2025, respectively)	79,799	90,446
Income tax receivable	—	6,442
Inventories, net	123,375	127,363
Prepaid expenses	5,354	4,500
Contract assets	22,527	15,965
Other current assets	975	1,256
Total current assets	308,540	290,920
Property, plant and equipment, net	33,485	23,014
Operating lease right-of-use assets, net	58,212	52,911
Intangible assets, net	1,062	1,236
Goodwill	34,921	29,835
Deferred tax assets	7,136	13,322
Customs-related deposits	12,978	12,893
Other noncurrent assets	1,185	614
TOTAL ASSETS	$457,519	$424,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (to related parties $18,800 and $4,126 as of September 30, 2026 and December 31, 2025, respectively)	$72,800	$48,196
Tariff refund liability	1,439	—
Current maturities of long-term debt	15	28
Finance lease liability, current	414	355
Operating lease liability, current	7,801	6,346
Other short-term financing	250	—
Other accrued liabilities (to related parties $73 and $60 as of September 30, 2026 and December 31, 2025, respectively)	44,495	37,353
Total current liabilities	127,214	92,278
Long-term debt, net of current maturities	875	10
Revolving line of credit, long-term	35,000	95,000
Finance lease liability, long-term	1,165	1,224
Operating lease liability, long-term	52,486	49,397
Noncurrent contract liabilities	1,635	1,699
Other noncurrent liabilities	6,095	6,528
TOTAL LIABILITIES	$224,470	$246,136

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock – $0.001 par value; 50,000 shares authorized; 23,117 shares issued; 23,066 and 23,041 shares outstanding at September 30, 2026 and December 31, 2025, respectively	23	23
Additional paid-in capital	158,359	157,602
Retained earnings	76,567	22,476
Treasury stock, at cost, 51 and 76 shares at September 30, 2026 and December 31, 2025, respectively	(1,900)	(1,492)
TOTAL STOCKHOLDERS’ EQUITY	233,049	178,609
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$457,519	$424,745
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales (including related party amounts of $1 and $398 for the three months ended September 30, 2026 and 2025, respectively, $20 and $1,263 for the nine months ended September 30, 2026 and 2025, respectively)	$202,074	$203,829	$483,211	$531,182
Cost of sales (derived from related party net sales $0 and $275 for the three months ended September 30, 2026 and 2025, respectively, and $8 and $863 for the nine months ended September 30, 2026 and 2025, respectively)	142,133	155,118	352,477	388,094
Gross profit	59,941	48,711	130,734	143,088
Operating expenses:
Research and development expenses	5,093	4,790	14,949	13,649
Selling, general and administrative expenses	13,689	15,256	38,784	43,045
Amortization of intangible assets	265	308	794	921
Total operating expenses	19,047	20,354	54,527	57,615
Operating income	40,894	28,357	76,207	85,473
Other expense (income), net:
Interest expense (from related parties of $0 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $0 and $634 for the nine months ended September 30, 2026 and 2025, respectively)	961	1,617	4,276	5,083
Other expense (income)	(155)	—	(361)	(295)
Total other expense, net	806	1,617	3,915	4,788
Income before income taxes	40,088	26,740	72,292	80,685
Income tax expense (benefit)	10,158	(876)	18,201	(17,225)
Net income	$29,930	$27,616	$54,091	$97,910

Weighted-average common shares outstanding:
Basic	23,064	23,033	23,053	23,015
Diluted	23,075	23,061	23,070	23,062
Earnings per common share:
Basic	$1.30	$1.20	$2.35	$4.25
Diluted	$1.30	$1.20	$2.34	$4.25
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

(in thousands)	For the Three Months Ended
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance at June 30, 2026	$23	$158,308	$46,637	$(1,900)	$203,068
Net income	—	—	29,930	—	29,930
Stock-based compensation expense	—	51	—	—	51
Balance at September 30, 2026	$23	$158,359	$76,567	$(1,900)	$233,049

Balance at June 30, 2025	23	157,775	(21,217)	(930)	135,651
Net income	—	—	27,616	—	27,616
Stock Appreciation Rights (“SAR”) exercised	—	(175)	—	175	—
Stock-based compensation expense	—	19	—	—	19
Repurchases to settle tax withholding obligations for stock-based compensation awards	—	—	—	(832)	(832)
Balance at September 30, 2025	$23	$157,619	$6,399	$(1,587)	$162,454

(in thousands)	For the Nine Months Ended
	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2025	$23	$157,602	$22,476	$(1,492)	$178,609
Net income	—	—	54,091	—	54,091
Stock Appreciation Rights (“SAR”) exercised	—	(148)		148	—
Stock-based compensation expense	—	905	—	—	905
Repurchases to settle tax withholding obligations for stock-based compensation awards	—	—	—	(556)	(556)
Balance at September 30, 2026	$23	$158,359	$76,567	$(1,900)	$233,049

Balance at December 31, 2024	$23	$157,561	$(91,511)	$(823)	$65,250
Net income	—	—	97,910	—	97,910
Stock Appreciation Rights (“SAR”) exercised	—	(268)	—	268	—
Stock-based compensation expense	—	326		—	326
Repurchases to settle tax withholding obligations for stock-based compensation awards	—	—	—	(1,032)	(1,032)
Balance at September 30, 2025	$23	$157,619	$6,399	$(1,587)	$162,454
See Notes to Condensed Consolidated Financial Statements

POWER SOLUTIONS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,091	$97,910
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	794	921
Depreciation	4,244	3,087
Noncash lease expense	4,833	4,486
Stock-based compensation expense	905	326
Amortization of financing fees	597	495
Deferred income taxes	6,186	(21,083)
Provision (credit) for losses in accounts receivable	35	(750)
Increase in allowance for inventory obsolescence, net	1,504	331
Other adjustments, net	1,095	55
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	13,707	(18,262)
Inventories	6,713	(55,910)
Prepaid expenses	(854)	1,352
Contract assets	(6,561)	8,197
Other assets	31	(7,184)
Accounts payable	22,639	25,337
Tariff refund liability	1,439	—
Income taxes receivable	6,442	(5,368)
Accrued expenses and other current liabilities	5,074	2,500
Other noncurrent liabilities	(6,305)	(7,710)
Net cash provided by operating activities	116,609	28,730
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,295)	(6,968)
Proceeds from disposal of assets	—	11
Business acquisition	(11,911)	—
Net cash used in investing activities	(17,206)	(6,957)
CASH FROM FINANCING ACTIVITIES
Repayment of long-term debt and lease liabilities	(101,376)	(354)
Proceeds from long-term financings	35,000	—
Repayment of short-term financings	—	(25,000)
Payments of deferred financing costs	(899)	(1,152)
Repurchases to settle tax withholding obligations for stock-based compensation awards	(556)	(1,032)
Other financing activities, net	(10)	—
Net cash used in financing activities	(67,841)	(27,538)
Net increase (decrease) in cash, cash equivalents, and restricted cash	31,562	(5,765)
Cash, cash equivalents, and restricted cash at beginning of the period	44,948	58,491
Cash, cash equivalents, and restricted cash at end of the period	$76,510	$52,726

(in thousands)	As of September 30,
	2026	2025
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$72,031	$49,046
Restricted cash	4,479	3,680
Total cash, cash equivalents, and restricted cash	$76,510	$52,726
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
Of the other components that the Company integrates into its power systems, a substantial portion consist of internally designed components and components for which it coordinates significant design efforts with third-party suppliers, with the remainder consisting largely of parts that are sourced off-the-shelf from third-party suppliers. Some of the key components (including purchased engines) embody proprietary intellectual property of the Company’s suppliers. As a result of its design and manufacturing capabilities, the Company is able to provide its customers with a power system that can be incorporated into a customer’s specified application. In addition to the certified products described above, the Company sells diesel, gasoline and non-certified power systems and after-market components.
During the first quarter of 2026, the Company acquired MTL Manufacturing & Equipment, Inc. (“MTL”), which engages in the welding, fabrication, painting, and assembly of steel components. The acquisition expands the Company’s manufacturing capabilities and vertical integration.
Stock Ownership and Control
Weichai America Corp., a wholly-owned subsidiary of Weichai Power Co., Ltd. (HK2338, SZ000338) (herein collectively referred to as “Weichai”), owns approximately 46.0% of the outstanding shares of the Company’s Common Stock as of September 30, 2026. Weichai has entered into an Investor Rights Agreement (the “Rights Agreement”) with the Company. The Rights Agreement provides Weichai with representation on the Company’s Board of Directors (the “Board”) and management representation rights. Weichai currently has four representatives on the Board, which constitutes the majority of the directors serving on the Board. In addition, the Company and Weichai have entered into a Shareholders Agreement with the Company’s founders (the “Founders”), pursuant to which the Founders have agreed to vote in favor of Weichai’s designees to the Board and for certain other matters. Based solely on the most recent Schedule 13D amendment filed with the SEC by Gary Winemaster, one of the Founders, on September 18, 2025, the Company believes the Founders hold between 5% and 10% of the Company’s outstanding Common Stock as of September 30, 2026. As a result, of its ownership, Board representation and the voting arrangements under the Shareholders Agreement, Weichai is able to exercise control over matters requiring stockholders’ approval, including the election of directors, amendment of the Company’s Certificate of Incorporation (the “Charter”) and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management and will make the approval of certain transactions impractical without the support of Weichai.
According to the Rights Agreement, during any period when the Company is a “controlled company” within the meaning of the Nasdaq Listing Rules, it will take such measures as to avail itself of the “controlled company” exemptions available under Rule 5615 of the Nasdaq Listing Rules from Rules 5605(b), (d) and (e) to the extent applicable.

Basis of Presentation and Consolidation
The Company is filing this Form 10-Q for the quarterly period ended September 30, 2026, which contains unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025.
The consolidated financial statements include the accounts of Power Solutions International, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries over which the Company exercises control. The consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and rules and regulations of the SEC for interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation.
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
Concentrations
The following table presents customers individually accounting for more than 10% of the Company’s net sales:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Customer B	22%	18%	19%	20%
Customer C	12%	11%	18%	**
Customer E	**	10%	**	11%
Customer F	13%	17%	**	14%
The following table presents customers individually accounting for more than 10% of the Company’s trade accounts receivable:

	As of September 30, 2026	As of December 31, 2025
Customer B	10%	14%
Customer C	12%	10%
Customer E	**	11%
Customer F	25%	**
Customer G	**	11%
The following table presents suppliers individually accounting for more than 10% of the Company’s purchases:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Supplier A	**	28%	**	23%
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
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to required minimum levels of cash collateral for letters of credits and contractual agreements with customers. As of September 30, 2026 and December 31, 2025, the Company had restricted cash of $4.5 million and $3.7 million, respectively, which includes $1.4 million restricted cash held in escrow which could be required to be refunded to the customer if conditions occur as defined in the agreement with the customer. The Company has not recognized revenue associated with the restricted cash. The liability is included within Noncurrent Contract Liabilities on the Consolidated Balance Sheet.
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
Inventories consist of the following:

(in thousands) Inventories	As of September 30, 2026	As of December 31, 2025
Raw materials	$110,533	$105,225
Work in process	2,826	5,103
Finished goods	19,773	25,288
Total inventories	133,132	135,616
Inventory allowance	(9,757)	(8,253)
Inventories, net	$123,375	$127,363
Activity in the Company’s inventory allowance was as follows:

(in thousands)	For the Nine Months Ended September 30,
Inventory Allowance	2026	2025
Balance at beginning of period	$8,253	$8,135
Charged to expense	1,980	487
Write-offs	(476)	(156)
Balance at end of period	$9,757	$8,466
As of September 30, 2026 and December 31, 2025, the Company’s inventory included $1.7 million and $0.2 million, respectively, of raw materials provided by its customers for installation in the fulfillment of its performance obligations to these customers and recorded an associated contract liability. See Note 3. Revenue for further information regarding contract assets and contract liabilities.

Other Accrued Liabilities
Other accrued liabilities consisted of the following:

(in thousands) Other Accrued Liabilities	As of September 30, 2026	As of December 31, 2025
Accrued product warranty	$5,448	$6,634
Accrued litigation [1]	1,700	1,400
Contract liabilities	15,767	3,486
Accrued compensation and benefits	8,668	19,565
Accrued interest expense	73	268
Stock appreciation rights liability [2]	—	1,070
Non-interest bearing note payable	1,082	740
Customs accrual	3,713	1,248
Taxes payable	4,041	257
Other	4,003	2,685
Total	$44,495	$37,353
1 As of September 30, 2026 and December 31, 2025 accrued litigation includes accruals related to various ongoing legal matters including associated legal fees. See Note 11. Commitments and Contingencies for further information regarding the various ongoing legal matters.
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

Accrued product warranty activities included in Other noncurrent liabilities on the Consolidated Balance Sheet are presented below:

(in thousands)	For the Nine Months Ended September 30,
Accrued Product Warranty	2026	2025
Balance at beginning of period	$8,193	$13,972
Current period provision *	2,260	4,657
Changes in estimates for preexisting warranties **	622	736
Payments made during the period	(4,642)	(10,291)
Balance at end of period	6,433	9,074
Less: current portion	5,448	7,008
Noncurrent accrued product warranty (included with Other Noncurrent liabilities)	$985	$2,066
*Warranty costs, net of supplier recoveries and other adjustments, were $2.9 million and $5.3 million for the nine months ended September 30, 2026 and 2025, respectively. Supplier recoveries were none and $0.1 million for nine months ended September 30, 2026 and 2025.
**Changes in estimates for preexisting warranties reflect changes in the Company’s estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historical and expected trends. During the nine months ended September 30, 2026, the Company recorded a cost for changes in estimates of preexisting warranties of $0.6 million, or $0.03 per diluted share. During the nine months ended September 30, 2025, the Company recorded a cost for changes in estimates of preexisting warranties $0.7 million, or $0.03 per diluted share.
Tariff Refunds
During the second quarter of 2026, the Company received tariff refunds totaling $22.7 million related to the International Emergency Economic Powers Act (“IEEPA”) ruling. The Company accounts for IEEPA tariff refunds under ASC 450-30, Gain Contingencies, and recognizes tariff refunds when the refund is realized or realizable. Under the American Institute of Certified Public Accountants (“AICPA”) IEEPA tariff refund guidance, recognized tariff refunds generally should be recorded in the same manner as the related tariff costs were originally recorded, and material amounts and line items should be disclosed.
During the third quarter of 2026, the Company completed its evaluation of the tariff refunds received. The Company determined that $3.8 million of the refunds related to tariff costs were not passed through to customers. Accordingly, the Company recognized $3.8 million as a reduction of Cost of Sales in the Company’s Condensed Consolidated Statements of Income during the three months ended September 30, 2026.
The remaining $18.9 million of tariff refunds was determined to be refundable to customers. This amount consisted of $17.5 million to be settled through credit notes as of September 30, 2026 and recorded within Accounts Receivable, net of allowances on the Condensed Consolidated Balance Sheets. The remaining $1.4 million is recorded within Tariff Refund Liability on the Condensed Consolidated Balance Sheet since the final amounts to be refunded to customers or retained by the Company is unknown as of the issuance of these consolidated financial statements.
Recently Issued Accounting Pronouncements – Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025‑05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient that permits entities to assume that current economic conditions as of the balance sheet date will remain unchanged for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers when estimating expected credit losses. The Company adopted ASU 2025‑05 effective January 1, 2026 and elected the practical expedient for its current accounts receivable and current contract assets. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures.
Recently Issued Accounting Pronouncements – Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40). This update requires entities to provide more detailed disclosures about the components of significant expense categories, enhancing the transparency and decision usefulness of financial statements. The amendments in this update are intended to provide investors with additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. While we anticipate that the adoption of this standard will require additional disclosures, the Company is currently assessing the impact of the amendment to this standard on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies and reorganizes certain interim reporting requirements, including guidance on interim disclosure principles and the form and content of interim financial statements. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this standard on its interim consolidated financial statements and related disclosures.
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
Preliminary Purchase Price Consideration
The aggregate purchase price consisted of $10.0 million in cash and a $1.1 million promissory note issued to the seller which bears interest at 8.0% per annum, and matures on January 9, 2031, with annual principal payments beginning in 2027. The note is secured by the acquired shares of MTL. Cash consideration paid at closing was subject to adjustment for estimated closing working capital and other items pursuant to the stock purchase agreement for the Acquisition. Any changes resulting from the final determination of these adjustments will be reflected as measurement period adjustments. The preliminary purchase price of MTL consists of the following:

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
Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the future economic benefits expected from anticipated synergies, assembled workforce, and expansion into new markets, and is not deductible for U.S. federal income tax purposes. Identifiable intangible assets acquired in the transaction include trade names.

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
Transaction Costs
The Company incurred $0.3 million of acquisition‑related costs during the nine months ended September 30, 2026 and $0.2 million in 2025, primarily consisting of legal, advisory, valuation, and integration expenses. These expenses are included in selling, general and administrative expenses in the Consolidated Statements of Income.

Note 3.    Revenue
Disaggregation of Revenue
The following table summarizes net sales by end market:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
End Market	2026	2025	2026	2025
Power Systems	$163,136	$169,370	$381,975	$432,980
Industrial	33,656	28,105	87,059	81,492
Transportation	5,282	6,354	14,177	16,710
Total	$202,074	$203,829	$483,211	$531,182
The following table summarizes net sales by geographic area:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Geographic Area	2026	2025	2026	2025
United States	$187,449	$193,053	$447,111	$499,653
North America (outside of United States)	6,589	4,187	17,034	14,468
Pacific Rim	6,529	5,703	14,517	14,131
Europe	1,149	882	4,063	2,704
Other	358	4	486	226
Total	$202,074	$203,829	$483,211	$531,182
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

(in thousands)	As of September 30, 2026	As of December 31, 2025	As of December 31, 2024
Short-term contract assets (included in Contract assets)	$22,527	$15,965	$21,462
Short-term contract liabilities (included in Other accrued liabilities)	(15,767)	(3,486)	(10,184)
Long-term contract liabilities (included in Noncurrent contract liabilities)	(1,635)	(1,699)	(1,877)
Net contract assets (liabilities)	$5,125	$10,780	$9,401
During the nine months ended September 30, 2026 and 2025, the Company recognized $1.8 million and $10.6 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of December 31, 2025 and 2024, respectively. During the three months ended September 30, 2026 and 2025, the Company recognized $0.2 million and $1.7 million, respectively, of revenue upon satisfaction of performance obligations related to amounts that were included in the net contract liabilities balance as of June 30, 2026 and 2025, respectively.
Remaining Performance Obligations
The Company has elected the practical expedient to not disclose remaining performance obligations that have expected original durations of one year or less. For performance obligations that extend beyond one year, the Company had $1.8 million of remaining performance obligations as of September 30, 2026, primarily related to extended warranties. The Company expects to recognize revenue related to these remaining performance obligations of $1.6 million in 2027, and $0.2 million in 2028.

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
The Company evaluates whether an arrangement is a collaborative arrangement at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements. Purchases of inventory from Weichai were $18.0 million and $31.1 million for the three and nine months ended September 30, 2026, respectively. Purchases of inventory from Weichai were $3.1 million and $35.4 million for the three and nine months ended September 30, 2025, respectively.
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
Note 5.    Property, Plant and Equipment
Property, plant and equipment by type were as follows:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Property, Plant and Equipment
Leasehold improvements	$15,201	$11,268
Machinery and equipment	62,163	53,306
Construction in progress	6,780	3,151
Total property, plant and equipment, at cost	84,144	67,725
Accumulated depreciation	(50,659)	(44,711)
Property, plant and equipment, net	$33,485	$23,014

Note 6.    Goodwill and Other Intangibles
Goodwill
The carrying amount of goodwill at September 30, 2026 and December 31, 2025 was as follows:

Total
Balance at December 31, 2025	$29,835
Goodwill acquired	5,086
Balance at September 30, 2026	$34,921
Accumulated impairment losses at both September 30, 2026 and December 31, 2025 were $11.6 million.
Other Intangible Assets
Components of intangible assets are as follows:

(in thousands)	As of September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(34,463)	$477
Developed technology	700	(700)	—
Trade names and trademarks	2,320	(1,735)	585
Total	$37,960	$(36,898)	$1,062

(in thousands)	As of December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Customer relationships	$34,940	$(33,751)	$1,189
Developed technology	700	(700)	—
Trade names and trademarks	1,700	(1,653)	47
Total	$37,340	$(36,104)	$1,236

Note 7.    Debt
The Company’s outstanding debt consisted of the following:

(in thousands)	As of September 30, 2026		As of December 31, 2025
	Amount	Rate (2)	Amount	Rate (2)	Maturity Date
Long-term debt:
Revolving Credit Agreements [1]	$35,000	5.85%	$95,000	6.35%	September 25, 2029
Promissory Note	1,125	8.00%	—	—%	January 9, 2031
Finance leases and other debt	1,594	**	1,617	**	Various
Total long-term debt and finance leases	37,719		96,617
Less: Current maturities of long-term debt and finance leases	679		383
Long-term debt	$37,040		$96,234

[1]
Unamortized financing costs and deferred fees on its Revolving Credit Agreements are not presented in the above table as they are classified in Prepaid expenses and other current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs, were $1.3 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively.

[2]	Includes the weighted average interest rate.
**	Finance lease obligations are a non-cash financing activity. See Note 9. Leases.
Revolving Credit Agreements
On August 30, 2024, the Company closed on a Revolving Credit Agreement, with Standard Chartered Bank (“Standard Chartered Credit Agreement”) and two other lenders. The Standard Chartered Credit Agreement allowed the Company to borrow up to $120.0 million and had a maturity date of August 30, 2025. The Standard Chartered Credit Agreement was subject to customary events of default and covenants, including minimum consolidated EBITDA and Consolidated Interest Coverage Ratio covenants for the third and fourth quarters of 2024 and the first and second quarters of 2025. Borrowings under the Standard Chartered Credit Agreement incurred interest at the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% per annum. The obligations under the Standard Chartered Credit Agreement were unconditionally guaranteed, on a joint and several basis, by certain wholly-owned, existing and subsequently acquired or formed direct and indirect subsidiaries of the Company, subject to customary exceptions. The obligations under the Standard Chartered Credit Agreement were secured by substantially all assets of the Company and the Company’s wholly-owned subsidiaries. In addition, the Company paid fees of $0.6 million related to the Standard Chartered Credit Agreement which were deferred and amortized over the term of the revolving credit agreement.
On July 30, 2025, the Company entered into a second amendment to its then-existing Standard Chartered Credit Agreement, which increased aggregate borrowing capacity to $135.0 million and extended the maturity date to July 30, 2027. Borrowings under the amended facility bore interest at SOFR plus 2.10%, increasing to SOFR plus 2.60% if Weichai held less than 50% of the Company’s common equity. The Company incurred approximately $1.2 million of fees related to the amendment, which were deferred and being amortized over the term of the facility. The amended facility was replaced by a new Revolving Credit Agreement on September 25, 2026.
On September 25, 2026, the Company entered into a new secured Revolving Credit Agreement (the “HSBC Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, and a syndicate of lenders. The HSBC Credit Agreement provides aggregate revolving commitments of $220.0 million, including letter of credit commitments of up to $70.0 million, and matures on September 25, 2029. Borrowings may bear interest based on Term SOFR plus 1.80% or an alternate base rate plus the applicable margin. The facility is secured by substantially all assets of the Company and specified guarantor subsidiaries, including intellectual property. The agreement contains customary affirmative and negative covenants and requires a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated leverage ratio of 3.00 to 1.00. At closing, the Company borrowed $35.0 million under the HSBC Credit Agreement. The proceeds were used to repay the outstanding obligation of $15.0 million under the Company’s prior revolving credit facility and for other working capital needs. As of September 30, 2026, the Company had $35.0 million outstanding under the Revolving Credit Agreements.
In connection with the refinancing, the Company terminated the Standard Chartered Credit Agreement. For accounting purposes, the Company evaluated the syndicated refinancing on a lender-by-lender basis. The portions attributable to continuing lenders were accounted for as debt modifications, the portion attributable to the exiting lender was accounted for as an extinguishment, and the portion attributable to a new lender was accounted for as new debt. The Company recognized a loss on extinguishment of approximately $0.2 million related to the exiting lender’s portion of unamortized issuance costs and legal fees. The loss on extinguishment is included within Interest Expense on the Company’s Condensed Consolidated Statements of Income.

The Company incurred approximately $0.9 million of new debt issuance costs in connection with the HSBC Credit Agreement. Qualifying costs associated with the new and modified revolving commitments, together with approximately $0.4 million of continuing unamortized costs and termination legal fees allocated to continuing lenders, resulted in approximately $1.3 million of deferred debt issuance costs. These costs are amortized over the applicable term of the HSBC Credit Agreement.
On January 9, 2026, the Company acquired the equity interests of MTL for $11.1 million dollars which included a $1.1 million promissory note issued to the seller (the “Promissory Note”). The Promissory Note bears interest at 8% per annum and matures on January 9, 2031. The Promissory Note is secured by the acquired shares of MTL. As of September 30, 2026, the Company had $1.1 million outstanding on the Promissory Note. As part of the acquisition, the Company also assumed the outstanding debt of MTL as described below.
MTL entered into a financing arrangement under the Master Loan Agreement (“First Master Loan Agreement”) dated August 14, 2025 with U.S. Bank Equipment Finance, a division of U.S. Bank National Association. The First Master Loan Agreement provides for an original principal balance of $3.5 million, bearing interest at a fixed annual rate of 6.25% and matures in August 2031. The loan is secured by substantially all equipment financed under the arrangement. The First Master Loan Agreement permits prepayment subject to a prepayment fee stated as a percentage of the prepaid balance or a make-whole amount. Such prepayment provisions apply to both voluntary prepayments and amounts accelerated following events of default. The loan bears interest at a stated fixed rate. The Company is required to comply with customary representations, warranties, and covenants associated with the financing arrangement. As of September 30, 2026, the Company had no amounts outstanding under this loan.
MTL entered into a financing arrangement under the Master Loan Agreement (“Second Master Loan Agreement”) dated October 23, 2025 with U.S. Bank Equipment Finance, a division of U.S. Bank National Association. The Second Master Loan Agreement provides for an original principal balance of $2.0 million, bearing interest at a fixed annual rate of 6.20% and matures in October 2031. The loan is secured by substantially all equipment financed under the arrangement. The Second Master Loan Agreement permits prepayment subject to a prepayment fee stated as a percentage of the prepaid balance or a make-whole amount. Such prepayment provisions apply to both voluntary prepayments and amounts accelerated following events of default. The loan bears interest at a stated fixed rate. The Company is required to comply with customary representations, warranties, and covenants associated with the financing arrangement. As of September 30, 2026, the Company had no amounts outstanding under this loan.
On July 27, 2022, MTL entered into a loan agreement with JPMorgan Chase Bank, N.A. under the U.S. Small Business Administration 7(a) loan program (“SBA Loan”). The SBA Loan provides for an original principal balance of $0.9 million, bearing interest at a fixed annual rate of 5.03% and matures on July 27, 2032. The loan is secured by substantially all equipment financed under the arrangement. The loan may be prepaid without penalty for amounts up to 20% of the outstanding principal balance. The Company may prepay outstanding balances exceeding the 20% with proper notices and pay specified additional interest amounts. The Company is required to comply with customary representations, warranties, covenants associated with the financing arrangement, and certain new indebtedness restrictions. As of September 30, 2026, the Company had no amounts outstanding under the SBA Loan.
As of September 30, 2026, the Company’s total outstanding debt obligations under the Revolving Credit Agreement and for finance leases and other debt were $37.7 million in the aggregate. The Company's total accrued interest for the Revolving Credit Agreement was $0.1 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively. Accrued interest is included within Other Accrued Liabilities on the Consolidated Balance Sheet.

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
As of September 30, 2026 and December 31, 2025 the current portion of the Note Payable of $1.1 million and $0.7 million, respectively, is included in Other accrued liabilities in the Company’s Consolidated Balance Sheet.

(in thousands)	As of September 30, 2026	As of December 31, 2025
Note Payable	$2,259	$2,810
Unamortized discount	(141)	(265)
Total	$2,118	$2,545
The following table presents remaining maturities for the note payable as of September 30, 2026:

(in thousands)	Maturities	Discount Amortization
Three months ending December 31, 2026	$190	$35
Year ending December 31, 2027	1,328	97
Year ending December 31, 2028	741	9
Total note payable	$2,259	$141
The Company recorded less than $0.1 million discount amortization as interest expense for both the three months ended September 30, 2026 and 2025, respectively. The Company recorded $0.1 million and $0.2 million discount amortization as interest expense for the nine months ended September 30, 2026 and 2025, respectively.

Note 9.    Leases
Leases
The Company has obligations under lease arrangements primarily for facilities, equipment and vehicles. These leases have original lease periods expiring between July 2027 and August 2036. The following table summarizes the lease expense by category in the Consolidated Statements of Income:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$3,619	$3,096	$10,826	$7,770
Research and development expenses	78	101	236	261
Selling, general and administrative expenses	26	84	227	188
Interest expense	26	30	80	71
Total	$3,749	$3,311	$11,369	$8,290
The following table summarizes the components of lease expense:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$2,993	$2,493	$8,947	$6,187
Finance lease cost
Amortization of right-of-use (“ROU”) asset	103	107	297	258
Interest expense	26	30	80	71
Short-term lease cost	99	267	537	529
Variable lease cost	528	414	1,508	1,245
Total lease cost, net	$3,749	$3,311	$11,369	$8,290
The following table presents supplemental cash flow information related to leases:

(in thousands)	For the Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows paid for operating leases	$9,692	$5,669
Operating cash flows paid for interest portion of finance leases	80	71
Financing cash flows paid for principal portion of finance leases	268	238
ROU assets obtained in exchange for lease obligations
Operating leases	11,046	35,699
Finance leases	283	1,730
As of September 30, 2026 and December 31, 2025, the weighted-average remaining lease term was 7.7 years and 8.0 years for operating leases, respectively, and 3.5 years and 4.2 years for finance leases, respectively. As of both September 30, 2026 and December 31, 2025, the weighted-average discount rate was 7.1% for operating leases, and 6.9% for finance leases.

The following table presents supplemental balance sheet information related to leases:

(in thousands)	September 30, 2026	December 31, 2025
Operating lease ROU assets, net	$58,212	$52,911

Operating lease liabilities, current	7,801	6,346
Operating lease liabilities, non-current	52,486	49,397
Total operating lease liabilities	$60,287	$55,743

Finance lease ROU assets, net [1]	$1,494	$1,533

Finance lease liabilities, current	414	355
Finance lease liabilities, non-current	1,165	1,224
Total finance lease liabilities	$1,579	$1,579
1.Included in Property, plant and equipment, net for finance leases on the Consolidated Balance Sheets.
The following table presents maturity analysis of lease liabilities as of September 30, 2026:

(in thousands)	Operating Leases	Finance Leases
Three months ending December 31, 2026	$2,924	$127
Year ending December 31, 2027	11,805	507
Year ending December 31, 2028	10,774	507
Year ending December 31, 2029	9,968	488
Year ending December 31, 2030	8,616	133
Year ending December 31, 2031	6,645	10
Thereafter	27,979	1
Total undiscounted lease payments	78,711	1,773
Less: imputed interest	18,424	194
Total lease liabilities	$60,287	$1,579
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
•The carrying value of borrowings under the Company’s Revolving Credit Agreements approximated fair value as of September 30, 2026. The Company’s estimate was based on Level 2 inputs, including the recent execution of the HSBC Credit Agreement on September 25, 2026, the short period of time between closing and September 30, 2026, the variable interest rate terms of the agreements, and the absence of significant changes in the Company’s credit profile or applicable market borrowing rates during that period.
•The Company measured its non-interest bearing Note Payable using the rate at which it could have obtained financing of a similar nature from other sources on the transaction date. The unamortized discount is reported in the Consolidated Balance Sheets as a deduction from the face amount of the note payable.
•The Promissory Note was issued for the acquisition of MTL on January 9, 2026. The debt was established at market rate and the fair value approximates carrying value since the period of time between issuance and September 30, 2026 is not significant.
The Company measured its material debt obligations and note payable using Level 2 inputs as follows:

(in thousands)	As of September 30, 2026
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
HSBC Credit Agreement	$35,000	$—	$35,000	$—
Note Payable	2,259	—	2,259	—
Promissory Note	1,125	—	1,125	—

(in thousands)	As of December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3
Standard Chartered Credit Agreement	$95,000	$—	$95,000	$—
Note Payable	2,810	—	2,810	—
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

Mast Powertrain v. the Company
In February 2020, the Company received a demand for arbitration from Mast Powertrain, LLC (“Mast”) pursuant to a development agreement entered into in November 2011 (the “Development Agreement”). Mast claimed that it was owed more than $9.0 million in past royalties and other damages for products sold by the Company pursuant to the Development Agreement. The Company disputed Mast’s damages, denied that any royalties are owed to Mast, denied any liability, and counterclaimed for overpayment on invoices paid to Mast. Mast subsequently clarified its claim for past royalties owed to be approximately $4.5 million. In July 2021, the Company reached a settlement with Mast to resolve past claims for royalties owed for $1.5 million which the Company had previously recorded within Selling, general and administrative expenses in the Consolidated Statement of Income for the year-ended December 31, 2020. The Company fully paid the settlement and had no recognized liability as of December 31, 2025. In September 2023, Mast filed a lawsuit against the Company in the Eastern District of Texas Federal Court (“Court”), alleging, among other things, damages of approximately $6.0 million for fraudulent inducement leading to the 2021 arbitration settlement agreement and breach of said settlement agreement. Upon court order, the Company participated in separate mediations in May 2024 and December 2024, and no settlement was reached. The Company has filed a motion to stay the lawsuit and compel it to arbitration, and the Court granted that motion on January 31, 2025. As of both September 30, 2026 and December 31, 2025, the Company had recorded an estimated liability of $0.9 million, recorded within Other accrued liabilities on the Consolidated Balance Sheets related to the potential settlement of this matter.
Gary Winemaster Litigation v. The Company
In August 2021, the Company’s former Chairman of the Board and former Chief Executive Officer and President, Gary Winemaster (“Winemaster”), filed suit in the Court of Chancery of the State of Delaware against the Company and Travelers Casualty and Surety Company of America (“Travelers”) alleging the Company’s breach of its advancement obligations under Winemaster’s indemnification agreement and Travelers’ breach of the side A policy between Traveler’s and the Company of which Winemaster is a beneficiary. In his complaint, Winemaster was seeking reimbursement under his indemnification agreement in excess of $7.2 million of attorney’s fees plus interest incurred by Winemaster in his defense of the Department of Justice (“DOJ”) case, U.S. v. Winemaster et al. Since the filing of the complaint, the Company estimates that Travelers has paid approximately $8.8 million to Winemaster’s attorneys, Latham and Watkins, under the Company’s side A policy to settle existing outstanding attorney’s fees. Travelers is seeking reimbursement from the Company for those advances pursuant to the terms of the side A policy. In October 2021, the Company and Winemaster entered into a Stipulation and Advancement Order to handle all future attorney’s fees relating to his DOJ and SEC cases, to the extent not reimbursed by Travelers under the side A policy. In June 2024, the Company reached a settlement with Travelers for $4.5 million, resulting in a $4.3 million gain that was recorded within Selling, General and Administrative expenses on the Consolidated Statements of Income. As of both September 30, 2026 and December 31, 2025, the Company recorded the aforementioned settlement liability within Other noncurrent liabilities with the current portion within Other accrued liabilities on the Consolidated Balance Sheets. Refer to Note 8. Other Non-Current Liabilities for additional information related to this settlement.
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
Stockholder Derivative Action
On August 20, 2026, a verified stockholder derivative complaint captioned Kim v. Xykis, et al., Case No. 1:26-cv-10079, was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company, against certain of the Company’s current and former directors and officers. On August 28, 2026, a second verified stockholder derivative complaint captioned Leiden v. Xykis, et al., Case No. 1:26-cv-10452, asserting substantially similar claims against the same defendants, was filed in the same court. The Company is named as a nominal defendant in both actions. The complaints, which are based on allegations substantially similar to those in the Dishion securities class action, assert claims for violations of Section 14(a) of the Exchange Act and Rule 14a-9 thereunder, breach of fiduciary duty, unjust enrichment, waste of corporate assets, and insider selling and misappropriation of information, and seek unspecified damages and other monetary relief on the Company’s behalf, corporate governance reforms, and an award of attorneys’ fees and costs.

On September 28, 2026, the Court consolidated the two actions. By order entered October 8, 2026, the Court stayed the consolidated action pending resolution, in whole or in part, of a motion to dismiss in the Dishion action, subject to certain conditions and earlier termination events. The matter is at an early stage, and the Company cannot reasonably estimate a possible loss or range of loss, if any, at this time. The Company’s certificate of incorporation and indemnification agreements provide for advancement of defense expenses and indemnification of current and former directors and officers, subject to their terms and applicable law.
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
Other Commitments
At September 30, 2026, the Company had four outstanding letters of credit totaling $2.5 million. The letters of credit primarily serve as collateral for the Company for certain facility leases and insurance policies. As discussed in Note 1. Summary of Significant Accounting Policies and Other Information, the Company had restricted cash of $4.5 million as of September 30, 2026, related to these letters of credit and cash held in escrow due to a customer agreement.
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
Income Tax Expense
For the three and nine months ended September 30, 2026, the Company recorded income tax expense of $10.2 million and $18.2 million, respectively.
Qualitative Explanation of Effective Tax Rate Drivers
The Company’s effective tax rate was 25.3% and 25.2% for the three and nine months ended September 30, 2026, respectively, compared to an effective tax rate for the three and nine months ended September 30, 2025 of (3.3)% and (21.3)%, respectively. The change in the effective tax rate for the three and nine months ended September 30, 2026 compared to the prior-year periods was primarily attributable to the release of substantially all of the Company’s valuation allowance during 2025, including the release recorded in the second quarter of 2025 and an additional benefit recognized in the third quarter of 2025, which reflected the Company’s improved profitability.
Deferred Income Taxes
There were no material changes in the Company’s deferred tax assets or liabilities during the three and nine months ended September 30, 2026, other than those resulting from normal interim period activity. Refer to the Company’s consolidated financial statements as of and for the year ended December 31, 2025 for additional information regarding the components of deferred tax assets and liabilities.
Valuation Allowance
As of September 30, 2026, the Company maintained a valuation allowance of approximately $0.2 million. The valuation allowance relates to a capital loss carryforward.
Unrecognized Tax Benefits
The amount of unrecognized tax benefits, that if recognized, would affect the annual effective tax rate was approximately $0.6 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the three and nine months ended September 30, 2026 and 2025, interest and penalties were not material.
Income Taxes Paid
Income taxes paid, net of refunds, during the three and nine months ended September 30, 2026 were $1.3 million and $2.2 million, respectively, consisting entirely of state income taxes.
Open Tax Years

The Company remains subject to examination by U.S. federal and state taxing authorities generally for tax years 2017 through 2026. Management does not believe the resolution of any open matters will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Note 13.    Stockholders’ Equity
Common and Treasury Stock
The changes in shares of Common and Treasury Stock are as follows:

(in thousands)	Common Shares Issued	Treasury Stock Shares	Common Shares Outstanding
Balance as of December 31, 2025	23,117	76	23,041
Net shares issued for Stock awards	—	(25)	25
Balance as of September 30, 2026	23,117	51	23,066
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
Phantom Units vest in three equal annual installments, with the first installment vesting on the vesting commencement date and the remaining installments vesting on each of the first and second anniversaries of the vesting commencement date, subject to the participant’s continuous service with the Company or its affiliates. Accelerated vesting of all unvested Phantom Units occurs upon (i) termination of service due to death or disability, (ii) a change in control in which the acquirer does not assume or substitute the outstanding awards, or (iii) an involuntary termination or resignation for good reason within twenty-four (24) months following a change in control in which the awards were assumed or substituted. Settlement is made in a lump sum cash payment within sixty (60) days following the applicable vesting date. The Company granted 23,302 units, 641 units were forfeited, and the corresponding expense was insignificant for the period March 6, 2026 through September 30, 2026.
Note 15. Earnings Per Share
The Company computes basic earnings per share by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the period. Weighted-average diluted common shares outstanding primarily reflect the additional shares that would be issued upon the assumed exercise of stock options and the assumed vesting of unvested share awards. The treasury stock method has been used to compute diluted earnings per share for the three and nine months ended September 30, 2026 and 2025.
The Company issued SARs and RSAs, all of which have been evaluated for their potentially dilutive effect under the treasury stock method. See Note 14. Stock-Based Compensation in the Company’s 2025 Annual Report for additional information on the SARs and the RSAs.

The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share basis)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income – basic and diluted	$29,930	$27,616	$54,091	$97,910

Denominator:
Shares used in computing net income per share:
Weighted-average common shares outstanding – basic	23,064	23,033	23,053	23,015
Effect of dilutive securities	11	28	17	47
Weighted-average common shares outstanding – diluted	23,075	23,061	23,070	23,062

Earnings per common share:
Earnings per share of common stock – basic	$1.30	$1.20	$2.35	$4.25
Earnings per share of common stock – diluted	$1.30	$1.20	$2.34	$4.25
The aggregate number of shares excluded from the diluted earnings per share calculations, because they would have been anti-dilutive, were none for both the three months ended September 30, 2026 and 2025 and none for both the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026 and 2025, SARs and RSAs were not included in the diluted earnings per share calculations as they would have been anti-dilutive because the Company’s average stock price was less than or equal to the exercise price of the SARs or the grant price of the RSAs.
Note 16.    Related Party Transactions
Weichai Transactions
See Note 4. Weichai Transactions for information regarding the Collaboration Agreement.
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

(in thousands)	Annual minimum requirements
Year ending December 31, 2026	$49,937
Year ending December 31, 2027	49,937
Year ending December 31, 2028	95,117
Year ending December 31, 2029	95,117
Total	$290,108
In February 2025, the Company entered into a MOR agreement with Weichai. The MOR agreement requires the Company to pay Weichai a fee of 1.75% of gross revenues generated by the sale of certain engines manufactured by Weichai. Fees are due on a quarterly basis. The fee for both the three and nine months ended September 30, 2026 was less than $0.1 million. The MOR agreement expires in December 2029.
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

Note 18. Subsequent Events
In October 2026, the Company made payments totaling $20.0 million on its HSBC Credit Agreement. As of November 5, 2026, the outstanding balance under the HSBC Credit Agreement was $15.0 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis includes forward-looking statements about the Company’s business and consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, including discussions about management’s expectations for the Company’s business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and are made in light of recent events and trends. These statements should not be construed either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause the Company’s actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Forward-Looking Statements” in this Quarterly Report. The following discussion should also be read in conjunction with the Company’s unaudited consolidated financial statements and the related Notes included in this Quarterly Report.
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
Net sales by geographic area and by end market for the three and nine months ended September 30, 2026 and 2025 are presented below:

(in thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
Geographic Area		% of Total		% of Total		% of Total		% of Total
United States	$187,449	93%	$193,053	95%	$447,111	93%	$499,653	94%
North America (outside of United States)	6,589	3%	4,187	2%	17,034	3%	14,468	3%
Pacific Rim	6,529	3%	5,703	3%	14,517	3%	14,131	2%
Europe	1,149	1%	882	—%	4,063	1%	2,704	1%
Others	358	—%	4	—%	486	—%	226	—%
Total	$202,074	100%	$203,829	100%	$483,211	100%	$531,182	100%

(in thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
End Market		% of Total		% of Total		% of Total		% of Total
Power Systems	$163,136	81%	$169,370	83%	$381,975	79%	$432,980	82%
Industrial	33,656	17%	28,105	14%	87,059	18%	81,492	15%
Transportation	5,282	2%	6,354	3%	14,177	3%	16,710	3%
Totals	$202,074	100%	$203,829	100%	$483,211	100%	$531,182	100%

Recent Trends and Business Outlook
Sales declined in the third quarter of 2026, primarily within the power systems end market, reflecting uneven customer ordering patterns and some softness in the oil and gas market. Looking ahead, we expect sales to improve in the fourth quarter of the year compared with the fourth quarter of 2025, driven by demand in data center-related markets, partially offset by ongoing softness in the oil and gas market.
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
The Company has experienced tariff costs associated with products in its supply chain. During the third quarter of 2026, the Company completed its evaluation of tariff refunds received in connection with the International Emergency Economic Powers Act (“IEEPA”) ruling. Based on that evaluation, the Company issued or expects to issue credit memos to customers for tariff refund amounts determined to be refundable to customers and recognized a reduction of cost of sales for the portion of refunds related to tariff costs that were not passed through to customers. Although the Company has completed its evaluation of the tariff refunds received to date, significant uncertainty remains regarding the scope, rate, duration, and legal authority for future tariffs, the administration’s response to tariff-related court decisions, and the timing, process, and likelihood of recovering any additional tariffs previously paid. Future tariff developments could affect the Company’s cost of sales, gross margin, pricing, customer credits or refund obligations, supply chain strategy, and liquidity. The Company continues to actively monitor the evolving tariff environment and seeks to mitigate associated risks through strategic sourcing, pricing actions, customer communications, and supply chain agility
The potential for continued economic uncertainty and unfavorable oil and gas market dynamics may have a material adverse impact on the levels of future customer orders and the Company’s future business operations, financial condition and liquidity.
The Company is party to several legal contingencies. See Note 11. Commitments and Contingencies for further discussion of the Company’s indemnification obligations.
Based on the current production schedule and information available as of the date of this Quarterly Report, the Company is raising its outlook and now expects second-half 2026 net sales to exceed second-half 2025 net sales, as larger Power Systems orders move into production and are recognized as revenue. The Company previously expected second-half 2026 net sales to be approximately in line with second-half 2025 net sales. The timing, volume and mix of shipments, including custom product orders, remain subject to customer scheduling, manufacturing throughput, supply chain factors and other variables, including current material availability constraints affecting certain planned fourth quarter deliveries; there can be no assurance that orders will convert to revenue in any particular quarter. Softness in demand within the oil and gas market is expected to continue, offset by higher sales of data center products, which generally carry lower gross margins than oil and gas products. Apart from the expected non-recurrence of the $3.8 million tariff refund described above, the Company expects fourth quarter 2026 gross margin to be modestly lower than in the third quarter, primarily reflecting this less favorable product mix. While the Company expects continued benefits from its operational improvement initiatives, particularly at its Wisconsin operations, continuing ramp-up costs, production volume and year-end adjustments, including those arising from inventory counts, may also adversely affect gross margin. Given ongoing variability in order timing and market conditions, the Company is not providing formal full-year guidance. The Company expects to provide additional perspective on 2027 with its fourth quarter results.
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

Results of Operations
Condensed consolidated results of operations for the three and nine months ended September 30, 2026, compared with the three and nine months ended September 30, 2025 (UNAUDITED):

(in thousands, except per share amounts)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net sales (to related parties $1 and $398 for the three months ended September 30, 2026 and 2025, respectively, $20 and $1,263 for the nine months ended September 30, 2026 and 2025, respectively)	$202,074	$203,829	$(1,755)	(1)%	$483,211	$531,182	$(47,971)	(9)%
Cost of sales (derived from related party net sales $0 and $275 for the three months ended September 30, 2026 and 2025, respectively, and $8 and $863 for the nine months ended September 30, 2026 and 2025, respectively)	142,133	155,118	(12,985)	(8)%	352,477	388,094	(35,617)	(9)%
Gross profit	59,941	48,711	11,230	23%	130,734	143,088	(12,354)	(9)%
Gross margin %	29.7%	23.9%	580 bps		27.1%	26.9%	20 bps
Operating expenses:
Research and development expenses	5,093	4,790	303	6%	14,949	13,649	1,300	10%
Research and development expenses as a % of sales	2.5%	2.4%	10 bps		3.1%	2.6%	50 bps
Selling, general and administrative expenses	13,689	15,256	(1,567)	(10)%	38,784	43,045	(4,261)	(10)%
Selling, general and administrative expenses as a % of sales	6.8%	7.5%	(70) bps		8.0%	8.1%	(10) bps
Amortization of intangible assets	265	308	(43)	(14)%	794	921	(127)	(14)%
Total operating expenses	19,047	20,354	(1,307)	(6)%	54,527	57,615	(3,088)	(5)%
Operating income	40,894	28,357	12,537	44%	76,207	85,473	(9,266)	(11)%
Other expense (income), net:
Interest expense (from related parties of $0 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $0 and $634 for the nine months ended September 30, 2026 and 2025, respectively)	961	1,617	(656)	(41)%	4,276	5,083	(807)	(16)%
Other expense (income), net	(155)	—	(155)	NM	(361)	(295)	(66)	NM
Total other expense, net	806	1,617	(811)	(50)%	3,915	4,788	(873)	(18)%
Income before income taxes	40,088	26,740	13,348	50%	72,292	80,685	(8,393)	(10)%
Income tax expense (benefit)	10,158	(876)	11,034	NM	18,201	(17,225)	35,426	NM
Net income	$29,930	$27,616	$2,314	8%	$54,091	$97,910	$(43,819)	(45)%

Earnings per common share:
Basic	$1.30	$1.20	$0.10	8%	$2.35	$4.25	$(1.90)	(45)%
Diluted	$1.30	$1.20	$0.10	8%	$2.34	$4.25	$(1.91)	(45)%

Non-GAAP Financial Measures:
Adjusted net income *	$30,028	$27,633	$2,395	9%	$56,004	$98,637	$(42,633)	(43)%
Adjusted net income per share – diluted*	$1.30	$1.20	$0.10	8%	$2.42	$4.28	$(1.86)	(43)%
EBITDA *	$42,714	$29,752	$12,962	44%	$81,606	$89,776	$(8,170)	(9)%
Adjusted EBITDA *	$42,812	$29,769	$13,043	44%	$83,519	$90,503	$(6,984)	(8)%
NM    Not meaningful
*Non-GAAP measurement, see reconciliation below

Net Sales
Net sales decreased $1.8 million, or 1%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, as a result of lower sales of $6.2 million and $1.1 million in the power systems and transportation end markets, respectively, partially offset by an increase of $5.6 million in the industrial end market. Net sales decreased $48.0 million, or 9%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, as a result of lower sales of $51.0 million and $2.5 million in the power systems end market and transportation end markets, respectively. Sales in the power systems end market declined primarily due to softness in demand within the oil and gas market partially offset by higher sales of data center related products. The Company continues to see strong demand for data center power solutions; however, the timing and ultimate volume of revenue recognized from that demand remain subject to customer scheduling, manufacturing throughput, supply chain factors and other variables, and the Company is not predicting any specific level of data center revenue in any future period.
Gross Profit
Gross profit increased during the three months ended September 30, 2026 by $11.2 million, or 23%, compared to the three months ended September 30, 2025. Gross margin was 29.7% and 23.9% during the three months ended September 30, 2026 and 2025, respectively. Gross profit decreased during the nine months ended September 30, 2026 by $12.4 million, or 9%, compared to the nine months ended September 30, 2025. Gross margin was 27.1% and 26.9% during the nine months ended September 30, 2026 and 2025, respectively. The increase in gross margin compared with the third quarter of 2025 primarily reflected the benefits of the Company’s operational improvement initiatives at its Wisconsin operations, which have reduced the elevated production costs associated with capacity ramp-up activities supporting data center-related applications that affected the prior-year period, as well as a $3.8 million tariff refund recognized in the third quarter of 2026, which contributed approximately 188 basis points to gross margin, partially offset by an unfavorable year-over-year product mix resulting from lower oil and gas sales. These initiatives have focused on enhancing manufacturing efficiency, streamlining production processes, improving labor productivity and strengthening cost controls. On a sequential basis, gross margin improved by approximately 260 basis points compared with the second quarter of 2026, including the benefit of the tariff refund. For the nine months ended September 30, 2026, the decrease in gross profit compared to the prior-year period was primarily driven by lower sales volume, partially offset by improved gross margin resulting from operational improvement initiatives and the reduction of cost of sales recognized in connection with tariff refunds for costs that were not passed through to customers. Capacity ramp-up activities at the Wisconsin operations are continuing, and the Company expects the related production costs to persist. Gross margin in any quarter remains subject to product mix, production volume, throughput and other operational factors, and the Company does not expect the third-quarter gross margin level, which included the tariff refund, to be sustained in the fourth quarter of 2026.
Research and Development Expenses
Research and development expenses during the three months ended September 30, 2026 and 2025 were $5.1 million and $4.8 million, respectively. Research and development expenses during the nine months ended September 30, 2026 and 2025 were $14.9 million and $13.6 million, respectively. During the three and nine months ended September 30, 2026, the increase of $0.3 million and $1.3 million, respectively, was primarily driven by higher R&D program expenditures to support new programs in 2026.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $13.7 million during the three months ended September 30, 2026, a decrease of $1.6 million, or 10%, compared to the three months ended September 30, 2025. SG&A expenses were $38.8 million during the nine months ended September 30, 2026, a decrease of $4.3 million, or 10%, compared to the nine months ended September 30, 2025. During both three and nine months ended September 30, 2026, the decrease was primarily attributable to certain expenses incurred in the prior-year period related to customer relationship improvement initiatives, partially offset by higher selling and administrative expenses associated with the growth of the Company’s data center business.
Interest Expense
Interest expense was $1.0 million for the three months ended September 30, 2026, as compared to $1.6 million for the three months ended September 30, 2025. Interest expense was $4.3 million for the nine months ended September 30, 2026, as compared to $5.1 million for the nine months ended September 30, 2025. During both three and nine months ended September 30, 2026, interest expense decreased largely due to lower average debt balances. See Note 7. Debt, included in Part 1, Item 1. Financial Statements, for additional information.
Income Tax Expense (Benefit)
The Company recorded income tax expense of $10.2 million for the three months ended September 30, 2026, as compared to income tax benefit of $0.9 million for the same period in 2025. Pretax income was $40.1 million for the three months ended

September 30, 2026, compared to $26.7 million for the same period in 2025. The Company recorded income tax expense of $18.2 million for the nine months ended September 30, 2026, as compared to income tax benefit of $17.2 million for the same period in 2025. Pretax income was $72.3 million for the nine months ended September 30, 2026, compared to $80.7 million for the same period in 2025. During both the three and nine months ended September 30, 2026, the change from an income tax benefit in 2025 to an income tax expense in 2026 was primarily attributable to the release of the majority of the Company's valuation allowance during the second quarter of 2025, which did not recur in 2026.
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
The following table presents a reconciliation from Net income to Adjusted net income for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$29,930	$27,616	$54,091	$97,910
Stock-based compensation [1]	51	19	905	326
Severance and executive recruiting [2]	17	(2)	517	401
Other legal matters [3]	30	—	491	—
Adjusted net income	$30,028	$27,633	$56,004	$98,637

The following table presents a reconciliation from Net income per share – diluted to Adjusted net income per share – diluted for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income per share – diluted	$1.30	$1.20	$2.34	$4.25
Stock-based compensation [1]	—	—	0.04	0.01
Severance and executive recruiting [2]	—	—	0.02	0.02
Other legal matters [3]	—	—	0.02	—
Adjusted net income per share – diluted	$1.30	$1.20	$2.42	$4.28

Diluted shares (in thousands)	23,075	23,061	23,070	23,062
The following table presents a reconciliation from Net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$29,930	$27,616	$54,091	$97,910
Interest expense	961	1,617	4,276	5,083
Income tax expense (benefit)	10,158	(876)	18,201	(17,225)
Depreciation	1,400	1,087	4,244	3,087
Amortization of intangible assets	265	308	794	921
EBITDA	42,714	29,752	81,606	89,776
Stock-based compensation [1]	51	19	905	326
Severance and executive recruiting [2]	17	(2)	517	401
Other legal matters [3]	30	—	491	—
Adjusted EBITDA	$42,812	$29,769	$83,519	$90,503
1.Amounts reflect non-cash stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025.
2.Amounts include severance expense of less than $0.1 million for the three months ended September 30, 2026 and 2025, and of approximately $0.1 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively, as well as executive recruiting expense of less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively.
3.Amounts include legal settlements for the three and nine months ended September 30, 2026.

Cash Flows
Cash was impacted as follows:

(in thousands)	For the Nine Months Ended September 30,
	2026	2025	Change	% Change
Net cash provided by operating activities	$116,609	$28,730	$87,879	*NM
Net cash used in investing activities	(17,206)	(6,957)	(10,249)	(147)%
Net cash used in financing activities	(67,841)	(27,538)	(40,303)	(146)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$31,562	$(5,765)	$37,327	*NM
Capital expenditures	$(5,295)	$(6,968)	$1,673	24%
NM    Not meaningful
Cash Flows for the Nine Months Ended September 30, 2026
Cash Flow from Operating Activities
Net cash provided by operating activities was $116.6 million for the nine months ended September 30, 2026, compared to $28.7 million for the nine months ended September 30, 2025, representing an increase of $87.9 million in cash provided by operating activities year-over-year. The increase occurred despite a decrease in net income of $43.8 million, driven primarily by favorable changes in working capital. These changes included a significant source of cash from accounts receivable, reflecting improved collections in the current period, as well as a lower use of cash for inventory purchases, payments of accounts payable and accrued expenses compared to the prior‑year period.
Cash Flow from Investing Activities
Net cash used in investing activities was $17.2 million for the nine months ended September 30, 2026, compared to cash used in investing activities of $7.0 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, cash used in investing activities related to capital expenditures and the acquisition of MTL.
Cash Flow from Financing Activities
The Company used $67.8 million in cash from financing activities for the nine months ended September 30, 2026, compared to $27.5 million cash used by financing activities for the nine months ended September 30, 2025. The cash used by financing activities for the nine months ended September 30, 2026 was primarily due to paydowns of $30.0 million during the second quarter and $65.0 million during the third quarter on the Revolving Credit Agreements, payoff of the SBA loan, and repayments of lease liabilities, including $15.0 million pay-off of the Standard Chartered Credit Agreement in September 2026, and share repurchases to settle tax withholding obligations for stock-based compensation awards. These cash outflows were partially offset by $35.0 million of borrowings under the Revolving Credit Agreements. See additional discussion in Note 7. Debt, included in Part I, Item 1. Financial Statements, which further describe the Company’s debt arrangements.
Liquidity and Capital Resources
The Company’s sources of funds are cash flows from operations, borrowings made pursuant to its credit facilities and cash and cash equivalents on hand. Uses of funds include payments of principal on our debt facilities, capital expenditures, and working capital needs. We currently anticipate that cash flows from operations, available funds and access to financing sources, including under our Revolving Credit Agreements, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations primarily relate to our debt and lease obligations. The Company has achieved profitability and generated positive cash flows from operating activities in 2026. As of September 30, 2026, the Company’s total outstanding debt obligations under the Revolving Credit Agreement, finance leases and other debt, were $37.7 million in the aggregate, and its cash and cash equivalents were $72.0 million. See Item 1. Financial Statements, Note 7. Debt, for additional information. On September 25, 2026, the Company paid-off and terminated its Standard Chartered Credit Agreement with Standard Chartered Bank and other lenders and executed the new HSBC Credit Agreement with HSBC Bank and other lenders. The HSBC Revolving Credit Agreement allows the Company to borrow up to $220.0 million with a maturity date of September 25, 2029.
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
At September 30, 2026, the Company had four outstanding letters of credit totaling $2.5 million. See Item 1. Financial Statements, Note 11. Commitments and Contingencies for additional information related to the Company’s off-balance sheet arrangements and the outstanding letters of credit.
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
The Company’s significant accounting policies are consistent with those discussed in Note 1. Summary of Significant Accounting Policies and Other Information, to the consolidated financial statements and the MD&A section of the Company’s 2025 Annual Report. During the nine months ended September 30, 2026, there were no significant changes in the application of critical accounting policies.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Our market risk includes changes in interest rates on its variable‑rate debt obligations. As of September 30, 2026, the Company’s outstanding borrowings bear interest at variable rates indexed to the SOFR. Increases in SOFR would result in higher interest expense and could adversely affect the Company’s results of operations and cash flows. The Company does not currently use derivative instruments to hedge its exposure to variable interest rates.
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
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 11. Commitments and Contingencies, included in Part I, Item 1. Financial Statements, for a discussion of legal proceedings, which are incorporated herein by reference.
Item 1A.    Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Item 1A. Risk Factors, in Part I of the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 2, 2026. These risk factors could materially affect the Company’s business, financial condition, results of operations, liquidity, or future results. The risks described in these filings are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial may also materially adversely affect its business, financial condition, results of operations, or liquidity. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the filings referenced above.
We are subject to securities class action and stockholder derivative litigation, which could result in substantial costs and divert management’s attention.
The Company and certain of its current and former officers are defendants in a putative securities class action, and certain of the Company’s current and former directors and officers are defendants in a consolidated stockholder derivative action in which the Company is a nominal defendant, each pending in the United States District Court for the Northern District of Illinois. The actions involve allegations of misstatements and omissions concerning, among other things, demand, manufacturing capacity, operating inefficiencies, product mix and gross margins relating to our data center product lines. See Note 11. Commitments and Contingencies. We cannot predict the outcome of these matters. Regardless of outcome, these matters may result in significant legal fees and expenses, including amounts payable under our advancement and indemnification obligations to current and former directors and officers, subject to applicable agreements and law. These costs may not be fully covered by our directors’ and officers’ liability insurance. The litigation may also divert management’s attention, harm our reputation and result in additional claims. An unfavorable outcome or settlement could have a material adverse effect on our financial condition, results of operations and cash flows.
We have recently experienced significant changes in our senior leadership, which could disrupt our business.
In May 2026, our former Chief Executive Officer resigned, and our Chief Financial Officer served as interim Chief Executive Officer until the appointment of our current Chief Executive Officer became effective on August 17, 2026. Leadership transitions can disrupt operations, strategy execution, customer relationships and internal controls, and may make it more difficult to retain key employees.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

Item 6.    Exhibits.

EXHIBIT INDEX
The following documents listed below that have been previously filed with the SEC (1934 Act File No. 001-35944) are incorporated herein by reference:

Incorporated by Reference Herein
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	File No.
10.1		Revolving Credit Agreement, dated as of September 25, 2026, among the Company, as borrower, the other loan parties party thereto, the lenders and letter of credit issuers party thereto and HSBC Bank USA, National Association, as administrative agent.	8-K	10.1	09/30/2026	001-35944
10.2		Guaranty and Collateral Agreement, dated as of September 25, 2026, among the Company, the other grantors party thereto and HSBC Bank USA, National Association, as administrative agent.	8-K	10.2	09/30/2026	001-35944
31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Definition Linkbase Document.
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed with this Report.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of November 2026.

POWER SOLUTIONS INTERNATIONAL, INC.
By:	/s/ Xun Li
Name:	Xun Li
Title:	Chief Financial Officer (Principal Financial Officer)